Form 10-Q
period 2002-03-31
SOYBEAN PROCESSORS LLC
filed 2002-06-26
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NO. 333-75804

SOYBEAN PROCESSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

SOUTH DAKOTA	46-0462968
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Caspian Avenue, Post Office Box 500, Volga, South Dakota 57071

(Address of Principal Executive Offices)

(605) 627-9240

(Registrant’s Telephone Number)

(not applicable)

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☐   No   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

On June 26, 2002, the registrant had no capital units outstanding.(1)

(1)          The issuer was formed solely for purposes of facilitating the reorganization of South Dakota Soybean Processors, a South Dakota cooperative corporation, into a South Dakota limited liability company.  Capital units of the issuer will be issued in connection with the reorganization which is scheduled to become effective on July 1, 2002.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS

UNAUDITED FINANCIAL STATEMENTS

MARCH 31, 2002 AND 2001

SOUTH DAKOTA SOYBEAN PROCESSORS

SOUTH DAKOTA SOYBEAN PROCESSORS

BALANCE SHEETS (UNAUDITED)

	March 31, 2002	March 31, 2001	December 31, 2001 *
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,025,916	$3,310,929	$2,015,257

Trade accounts receivable, less allowance for uncollectible accounts — March 2002 $241,513, March 2001 — $181,355, December 2001 - $226,513	10,076,354	10,122,944	11,230,636

Inventories	6,465,398	5,277,532	7,147,177

Margin deposits	—	1,878,932	1,114,993

Prepaid expenses	255,125	160,113	259,157
Total current assets	21,822,793	20,750,450	21,767,220

PROPERTY AND EQUIPMENT	45,724,215	42,740,552	44,579,625
Less accumulated depreciation	(13,330,660)	(11,093,090)	(12,686,788)
	32,393,555	31,647,462	31,892,837

OTHER ASSETS
Investments	5,038,208	5,315,281	5,002,308
Loan fees, net of amortization	17,588	21,647	18,603
	5,055,796	5,336,928	5,020,911

	$59,272,144	$57,734,840	$58,680,968

*      Derived from audited financial statements

See Accompanying Notes to Financial Statements

	March 31, 2002	March 31, 2001	December 31, 2001 *
LIABILITIES AND MEMBERS' INVESTMENTS

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$3,555,501	$2,260,960	$1,576,968
Current maturities of long-term debt	223,820	2,534,730	2,423,843
Accounts payable	629,432	1,000,901	468,474
Accrued commodity purchases	12,278,200	10,541,694	11,683,608
Accrued expenses	1,795,834	1,146,034	1,362,595
Accrued interest	2,836	41,892	39,677
Total current liabilities	18,485,623	17,526,211	17,555,165

LONG-TERM LIABILITIES
Long-term debt, less current maturities	5,312,844	7,850,239	8,276,078
Deferred compensation	70,000	36,000	70,000
	5,382,844	7,886,239	8,346,078

COMMITMENTS	—	—	—

MEMBERS' INVESTMENTS
Preferred stock, par value $100 per share — Authorized, 80,000 shares Issued and outstanding, none	—	—	—
Membership stock, par value $100 per share — Authorized, 2,500 shares Issued and outstanding, 2002 — 2,101 shares, 2001 — 2,104 shares	210,100	210,400	209,700
Equity stock, par value $.50 per share — Authorized, 59,500,000 shares Issued and outstanding, 14,129,250 shares	7,064,625	7,064,625	7,064,625
Additional paid-in-capital	13,775,012	13,770,112	13,774,012
Accumulated net proceeds	14,353,940	11,277,253	11,731,388
	35,403,677	32,322,390	32,779,725

	$59,272,144	$57,734,840	$58,680,968

*      Derived from audited financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

	Three Months Ended March 31:
	2002	2001
NET REVENUE	$33,314,753	$35,572,852

COST OF REVENUE
Cost of product sold	25,142,846	30,149,194
Production	2,600,417	2,899,861
Freight and rail	2,850,484	2,397,925
Brokerage fees	54,920	80,508
Total cost of revenue	30,648,667	35,527,488

GROSS PROCEEDS	2,666,086	45,364

OPERATING EXPENSES
Administration	760,256	461,337
OPERATING PROCEEDS	1,905,830	(415,973)

OTHER INCOME (EXPENSE)
Interest expense	(86,110)	(190,509)
Other non-operating income	655,833	389,966
Patronage dividend income	146,999	1,766,432
Total other income (expense)	716,722	1,965,889

NET PROCEEDS	$2,622,552	$1,549,916

BASIC AND DILUTED EARNINGS PER SHARE	$0.19	$0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE	14,129,250	14,129,250

See Accompanying Notes to Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

	Three Months Ended March 31:
	2002	2001
OPERATING ACTIVITIES
Net proceeds	$2,622,552	$1,549,916
Charges and credits to net income not affecting cash:
Depreciation	643,871	731,242
Amortization	1,015	1,015
Non-cash patronage dividends	(35,900)	(963,646)
Change in assets and liabilities	6,085,567	2,741,952

NET CASH FROM OPERATING ACTIVITIES	9,317,105	4,060,479

INVESTING ACTIVITIES
Purchase of property and equipment	(1,144,589)	(505,758)

NET CASH (USED FOR) INVESTING ACTIVITIES	(1,144,589)	(505,758)

FINANCING ACTIVITIES
Proceeds from members' investment transactions	1,400	1,000
Principal payments on long-term debt	(5,163,257)	(252,619)

NET CASH (USED FOR) FINANCING ACTIVITIES	(5,161,857)	(251,619)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,010,659	3,303,102

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,015,257	7,827

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,025,916	$3,310,929

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$122,951	$241,162

Income taxes	$—	$—

See Accompanying Notes to Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1— PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Organization

South Dakota Soybean Processors is organized as a farmer’s cooperative for purposes of manufacturing products from soybeans.  Business conducted with its members constitutes patronage business as defined by the Internal Revenue Code.  Net proceeds are allocated to patrons on the basis of their participation in the Cooperative.

The ownership of membership stock, which signifies membership in the Cooperative, is restricted to producers of agricultural products and requires a minimum delivery of two bushels of soybeans for each share owned.  The ownership of equity stock is restricted to members of the Cooperative.  Preferred stock may be held by persons who are not members of the Cooperative.

Equity requirements, as determined by the board of directors, may be retained from amounts due to patrons and credited to members’ investments in the form of unit retains or allocated patronage.

The Cooperative reserves the right to acquire any of its stock offered for sale and the right to recall the stock of any stockholder.  Any consideration for the acquisition of such stock is the par value or the book value if such book value is less than the par value.

Basis of Presentation

The unaudited balance sheets as of March 31, 2002 and 2001, and the statements of operations and cash flows for the three months ended March 31, 2002 and 2001 reflect, in the opinion of management of South Dakota Soybean Processors (the Cooperative), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Cooperative’s businesses.  The balance sheet data as of December 31, 2001 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2001.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Cooperative is currently analyzing the effects of adoption of this pronouncement.

NOTE 2 — INVENTORIES

	March 31, 2002	March 31, 2001	December 31, 2001
Finished goods:
Soybean meal	$18,488	$1,687,259	$1,618,978
Soybean oil	2,822,152	2,363,360	501,521
Soybean hulls	42,550	48,350	56,650
	2,883,190	4,098,969	2,177,149
Raw materials:
Soybeans	3,384,178	1,041,610	4,695,927
Materials and other	198,030	136,953	274,101

Totals	$6,465,398	$5,277,532	$7,147,177

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost determined by the first-in, first-out or market.

NOTE 3 — NOTES PAYABLE — SEASONAL LOAN

The Cooperative has entered into a revolving credit agreement with CoBank, which expires March 31, 2005.  The purpose of the credit is to finance the inventory and accounts receivable of the Cooperative.  The Cooperative may borrow up to $6,000,000 between June 1 and September 30 and up to $10,000,000 between October 1 and May 31.  Interest is at a variable rate (3.91% at March 31, 2002).  There were no advances outstanding at March 31, 2002 and 2001.

Advances on the revolving credit agreement are limited based upon inventory, accounts receivable, and soybean accounts payable.

NOTE 4 — LONG-TERM DEBT

	March 31, 2002	March 31, 2001	December 31, 2001
Revolving term loan from CoBank, interest at variable rates (3.91% at March 31, 2002), secured by substantially all property and equipment. Loan matures 3/20/2011.	$4,981,034	$8,867,739	$10,105,768

Note payable to South Dakota Governor's Office of Economic Development, due in monthly principal and interest installments of $990, at 5% secured by a second lien on property and equipment. Note matures 12/1/2002.	123,771	129,311	125,182

Note payable to South Dakota Governor's Office of Economic Development, due in monthly principal and interest installments of $5,823, at 3% secured by a second lien on property and equipment. Note matures 12/1/2001	—	876,264	—
Note payable to Brookings County Railroad Authority, due in semi-annual principal and interest installments of $36,885 at 5% secured by railroad track assets. Note matures 9/1/2007.	350,924	405,107	378,350

Contract payable to City of Volga, due in monthly installments of $3,229 at 0%. Contract matures 12/31/2003.	67,803	106,548	77,489

Contract payable to Butler Machinery Company, due in annual principal payments of $4,377 at 0% starting 10/31/2002. Contract matures 10/31/2004.	13,132	—	13,132
	5,536,664	10,384,969	10,699,921
Less current maturities	(223,820)	(2,534,730)	(2,423,843)

Totals	$5,312,844	$7,850,239	$8,276,078

The Cooperative entered into an agreement as of February 26, 2002 with CoBank to amend and restate its Master Loan Agreement (MLA).  Under the terms and conditions of the MLA, CoBank agrees to make loans to the Cooperative in the principal amount of $16,000,000 increasing to $21,000,000 through September 2003.  Thereafter, the commitment decreases in scheduled periodic increments of $1,300,000 through March 2011.

The MLA contains financial covenants related to the maintenance of working capital and achieving debt service quotients among other affirmative and negative covenants.

It is estimated that the minimum principal payments on long-term obligations will be as follows:

For the twelve months ending March 31:
2003	$223,820
2004	1,393,244
2005	1,367,214
2006	1,366,017
2007	1,150,394
Thereafter	35,975

$5,536,664

NOTE 5 — ACCUMULATED NET PROCEEDS

As of March 31, 2002 and 2001, accumulated net proceeds consists of the following:

	March 31, 2002	March 31, 2001	December 31, 2001
Allocated earnings	$8,697,364	$4,869,842	$8,697,364
Unallocated earnings	5,656,576	6,407,411	3,034,024

Totals	$14,353,940	$11,277,253	$11,731,388

The Cooperative allocates all their earnings based on their fiscal year end, which is August 31.  The unallocated portion of accumulated net proceeds represents the earnings between September 1 of the prior year and March 31 of the current year.

NOTE 6 — EARNINGS PER SHARE

The ownership structure of the Cooperative is made up of membership stock and non-membership stock.  Membership stock includes equity stock and voting stock.  Non-membership stock consists of preferred stock.

No dividends or allocations of earnings are calculated based on voting stock.  Equity stock represents ownership of an equity interest in the Cooperative, and earnings per share are based on the number of shares of equity stock held.

For purposes of calculating basic earnings per share, equity stock issued by the Cooperative is considered outstanding on the effective date of issuance.  During the three months ended March 31, 2002 and 2001, there were 14,129,250 shares of equity stock outstanding.  No preferred stock was outstanding during the three months ended March 31, 2002 and 2001.

NOTE 7 — COMMITMENTS

During August 2000, the Cooperative entered into an agreement with Minnesota Soybean Processors Cooperative  (MnSP) for certain services and management of a proposed soybean processing plant.  The agreement provides the Cooperative a fee of 10% of the equity raised by MnSP for the Cooperative’s services related to business planning and construction management services.  The Cooperative has agreed to reinvest a minimum of 80% of the fees earned from MnSP in equity units of MnSP.  There were no fees earned under this arrangement during the three-month periods ended March 31, 2002 and 2001.

In addition, the Cooperative has agreed to provide management and marketing services to MnSP on a cost sharing basis.  The agreement is for automatically renewing five-year periods beginning sixty days before the plant is scheduled to begin operations.

In addition, the Cooperative is making up to $1 million in interest free loans backed by retained local earnings available for members of the Cooperative who invest in MnSP.

The Cooperative has entered into various contracts for the construction of property and equipment.  The remaining commitment on these projects was approximately $1,100,000 at March 31, 2002.

NOTE 8 — PLAN OF REORGANIZATION

On October 12, 2001, Soybean Processors, LLC was formed.  The initial member of Soybean Processors, LLC is the Cooperative.  Soybean Processors, LLC was formed for the purpose of acquiring the assets and liabilities of the Cooperative.  The transaction is expected to be an exchange of interests whereby the assets and liabilities of the Cooperative are transferred for capital units of Soybean Processors, LLC.  For financial statement purposes, no gain or loss is expected to be recorded as a result of the exchange transaction.  As a result of the exchange, the Cooperative will be dissolved, with Soybean Processors, LLC’s capital units distributed to the stockholders of the Cooperative at a rate of one Soybean Processors, LLC capital unit for each share of equity stock.  A minimum of 2,500 capital units is required for ownership of Soybean Processors, LLC.  Such units will be subject to certain transfer restrictions, including approval by the Board of Managers of Soybean Processors, LLC.  Soybean Processors, LLC, will also retain the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units, becomes an owner (directly or indirectly) of more than 1.5% of the issued and outstanding capital units or becomes a bankrupt member.  The Operating Agreement of Soybean Processors, LLC also includes provisions whereby cash equal to 30% of net income will be distributed to unit holders subject to certain limitations.  These limitations include a minimum net income of $500,000, restrictions imposed by debt and credit instruments or as restricted by law in the event of insolvency. The board of directors of the Cooperative unanimously approved a plan of reorganization related to the exchange.  The reorganization requires the approval of 75% of the members of the Cooperative who vote on the proposal.  On June 20, 2002, the members of the South Dakota Soybean Processors cooperative duly approved the reorganization of the cooperative into a limited liability company, which will become effective on July 1, 2002.

Item 2.  Management’s Discussion and Analysis of Results of Operations

You should read the following discussion along with our financial statements and the notes to our financial statements included elsewhere in this report.  The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions.  Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.  See “Cautionary Statement Regarding Forward-Looking Information.”

Overview

On June 20, 2002, the members of South Dakota Soybean Processors cooperative approved the reorganization of the cooperative into a limited liability company, which will become effective on July 1, 2002.  As a result of the reorganization each cooperative member will receive one capital unit of the issuer in exchange for each equity share the member owns in the cooperative.  For additional information regarding the reorganization, see Part II, Item 4. below.

Upon completion of the reorganization, the issuer will own the assets and liabilities of the cooperative, which owns and operates a 80,000 bushel per day soybean processing plant that produces crude soybean oil, soybean meal, soybean hulls and other products.  The plant began production in late 1996.  To date, the issuer has had no operations.  Accordingly, this section discusses the financial performance, results of operations and capital resources of the cooperative.

Historically, the cooperative’s fiscal year end is on August 31; however, because a limited liability company must generally have a fiscal year end that coincides with the fiscal year end of most of its members, the issuer’s fiscal year end will be December 31 of each year, commencing December 31, 2001.  Accordingly, the issuer has included the cooperative’s unaudited historical financial statements as of March 31, 2002 and 2001 in this report.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2002 and 2001

Net income for the three months ended March 31, 2002 was $2.6 million compared to net income of $1.5 million for the same three-month period ending March 31, 2001.  The 69% increase of $1.1 million is a result of higher commodity margins in the 2002 period.  Board margins and other marketing activities resulted in margins of 70¢ per bushel for the three month period ending March 31, 2002, compared to 43¢ per bushel for the same period ending March 31, 2001.  This 27¢ per bushel increase provided $1.8 million additional revenue in 2002.  This revenue was offset by $300,000 of additional marketing and administrative costs.

Net sales decreased $2.3 million or 6% for the three months ended March 31, 2002 as compared to the same three-month period ending March 31, 2001. There were 2,500 (2%) more tons of meal sold for the three months ended March 31, 2002 compared to the same period in 2001, and 13.0 million (18%) fewer pounds of oil sold in the three-month period ended March 31, 2002 compared to the same period in 2001.  The reduction in oil pounds sold in the quarter ending March 31, 2002 compared to the quarter ending March 31, 2001 resulted in decreased sales of $1.4 million.  The average cash sales price per ton of meal for the three months ended March 31, 2002 was $161.15 compared to the average of $170.10 for the same period in 2001.  The lower sales price combined with the increase in quantity of meal resulted in a net decrease of $900,000.

Patronage income decreased $1.6 million in the quarter ending March 31, 2002 compared to the same three-month period ending March 31, 2001.  This is a result of fewer pounds of oil being sold to Cenex-Harvest States during this period, a reduction in the accrual rate used to calculate patronage income based off of Cenex’s allocation for the 2001 year, and an adjustment to last year’s accrual to Cenex’s actual allocation.  The patronage income accrual for the three month period ending March 31, 2002 is $94,000 compared to the $298,000 accrued for the same period ending March 31, 2001.  An adjustment of $1.4 million was made to adjust the accrued income for the period September 2000 through August 2001 to the actual amount allocated by Cenex-Harvest States.

The income from storage of crude soybean oil for the Chicago Board of Trade (CBOT) increased $210,000 for the period ending March 31, 2002 compared to the same period ending March 31, 2001.  This is a result of an additional 83.9 million pounds delivered to the CBOT.  This was accomplished by constructing a 62 million pound storage tank at the plant site in Volga, South Dakota, and leasing additional storage space in St. Paul, Minnesota.

Miscellaneous income was $92,000 for the quarter ending March 31, 2002 compared to $37,000 for the quarter ending March 31, 2001.  This $55,000 (151%) increase is a result of more soybeans delivered under the price later program.  There were 642,000 more bushels of soybeans delivered into the price later program at March 31, 2002 compared to March 31, 2001.  The increase in the quantity of soybeans in the program increases the amount of storage income accrued.

Cost of Sales, which includes production expense, decreased $4.9 million, or 13.7%, in the three months ended March 31, 2002, over the same period in 2001.  The income from the commodity margins mentioned above is recognized as a decrease to Cost of Sales.  In addition to better margins, crush volume increased by 275,000 bushels or 4%.   Production expense decreased by 10%, or $299,000 for the quarter ended March 31, 2002 compared to the same period in 2001.  This is primarily due to the lower natural gas prices in 2002 compared to 2001.

Marketing and Administrative expense was $760,000 for the three months ended March 31, 2002 compared to $461,000 for the three months ended March 31, 2001, an increase of $299,000 or 65%.  The increase is primarily due to increased professional expense related to the anticipated reorganization and registration with the SEC, the increase in the profit sharing benefit accrual that allocates up to 5% of net income back to the employees, and increased salary expense.

Interest expense for the three-month period ending March 31, 2002 was $86,000 compared to $191,000 for the same period ending March 31, 2001, a reduction of $104,000, or 55%.  The average borrowed balance for the three months ended March 31, 2002 was $7.3 million, compared to $8.9 million average borrowed balance for the three months ended March 31, 2001.  In addition to the lower amount of borrowings outstanding, the interest rate was reduced drastically during this period.  The average borrowing rate at March 31, 2002 was 3.93% compared to 7.13% at March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations.

Operating activities of the company provided $9.3 million for the three months ended March 31, 2002, and $4.1 million for the three months ended March 31, 2001.  For the three months ended March 31, 2001, net proceeds of $2.6 million, decreased working capital requirements of $6.1 million, and net non-cash expenses of $645,000 were offset by non-cash patronage dividend income of $36,000.  For the three-month period ending March 31, 2001, net proceeds of $1.5 million, decreased working capital requirements of $2.7 million, and net non-cash expenses of $732,000 were offset by non-cash patronage dividend income of $964,000.

Cash Flows from Investing Activity

Investing activities of SDSP used $1.1 million during the three-month period ending March 31, 2002.  This $1.1 million of expenditures consisted of equipment purchases for the plant, and partial expenses for constructing an oil storage tank, $500,000, at Brewster, MN, and an oil refinery, $600,000, at Volga.  The projected total project cost for the oil storage tank is $2.3 million, and it was completed in April 2002.  The oil refinery is projected to cost $4.9 million, and is expected to be complete in July 2002.

Investing activities of SDSP used $506,000 during the three-month period ending March 31, 2001.  This $506,000 was spent primarily on the Zelem project, and miscellaneous plant equipment upgrades.  The Zelem project, or zero emission system, was a project required to meet EPA air quality regulations.

Cash Flows from Financing Activity

Net cash used by financing activities for the three-month period ending March 31, 2002 was $5.2 million and $252,000 for the same period ending March 31, 2001.

CoBank is our primary lender.  Effective February 26, 2002, we have two lines of credit established with CoBank to meet the needs of the company.  The first is a revolving long-term loan agreement.  Under the terms of this loan we have a $16.0 million credit line that increases in increments to $21.0 million by May 1, 2003, then reduces by $1.3 million approximately every six months thereafter with a final payment equal to the remaining unpaid principal balance of the loan on March 20, 2011.  The revolving loan is set up so we can borrow funds as needed up to the credit line maximum, and pay down whenever excess cash is available.  Once we pay it down, the credit line increases, and we have full access to borrow those funds again if needed.  We pay a 0.5% annual commitment fee on any funds not borrowed.

The second credit line is a revolving working capital loan agreement that expires on March 31, 2005, unless extended by CoBank.  The primary purpose of this loan is to finance inventory and receivables.  The maximum availability under this credit line ranges from $6.0 million to $10.0 million for particular commitment periods during the term of the loan to match our anticipated needs with respect to carrying inventory.  For example, we have higher lines established during the months of October through May to cover the carrying costs of soybeans that are piled outside during harvest season.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have option to reduce these credit lines during any given commitment period listed in the agreement to avoid incurring the commitment fee on funds not borrowed.

Both CoBank loans are set up with a variable rate option.  The variable rate is set by CoBank and changes weekly, on the first business day of each week.  We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period.  We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  The balance borrowed on the revolving term loan was $5.0 million, and $8.9 million for the periods ending March 31, 2002 and 2001, respectively.  The seasonal working capital loan had no outstanding balance on either March 31, 2002 or 2001.

We have a loan administered by the South Dakota Governor’s Office of Economic Development.  This loan is an Agriculture Processing and Export fund loan (APEX).  The principal was in the original amount $150,000 financed at 5% per annum.  This loan has a balloon payment at the end of six years, which is on December 1, 2002.  Principal payments on the APEX loan were $1,411 for the three months ended March 31, 2002, and $1,342 for the same period in 2001.  We also had a Revolving Economic Development and Initiative Fund (REDI), administered by the South Dakota Governor’s Office of Economic Development that was originally $1.05 million, financed at 3% annually with a balloon payment after 5 years.  The loan matured on December 1, 2001.  Principal payments on the REDI loan were $0 for the three months ended March 31, 2002, and $10,844 for the same period ending March 31, 2001.

We have a note payable to the Brookings County Railroad Authority.  This note is a ten-year note for $575,000, financed at 5%, which matures on September 1, 2007.  Semi-annual principal and interest payments are due in February and August.  Railroad track sidings located at the plant secure the note.  Principal payments of $27,426 and $26,105 were made in the three-month period ended March 31, 2002 and 2001 respectively.

We have a long-term payable contract with the City of Volga for an error in the billing of electricity due to a faulty city meter that occurred between 1996 and 1999.  Payments are made at a rate of $3,229 per month without interest.  The contract matures on December 31, 2003.  Payments of $9,687 were made in both of the three-month periods ending March 31, 2002 and March 31, 2001.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have lease commitments under operating leases for rail cars, various types of vehicles, lab and office equipment, and oil storage tanks.

We lease 399 hopper rail cars and 10 oil tank cars from GE Capital.  There are four separate leases, three with 18 year terms, and one with a 5 year term.  The final lease expires in December 2018.  These leases require monthly payments of $162,190.  Beginning in August 2002, we will be leasing an additional 100 oil tank cars from Trinity Capital, with monthly lease payments of $38,300.  Lease expense for rail cars was $411,270 and $355,920 for the three-month periods ending March 31, 2002 and 2001, respectively.  The hopper rail cars earn mileage credit from the railroad through a sublease program.  The income from this program was $380,845 and $383,374 for the three months ended March 31, 2002, and 2001, respectively.

In addition to the rail car leases, we have several operating leases for various equipment and storage facilities.  The total rental expense for the miscellaneous operating leases was $99,972 and $60,413 for the three month periods ending March 31, 2002, and 2001, respectively.  Some of these leases include purchase options, however, none are for a value less than fair market value at the end of the lease.

Minimum future lease payments, required under the operating leases are as follows:

Year Ended March 31	Rail Cars	Other	Total
2003	$1,946,280	$562,639	$2,508,919
2004	1,946,280	38,422	1,984,702
2005	1,946,280	31,272	1,977,552
2006	1,946,280	31,272	1,977,552
2007	1,946,280	2,000	1,885,280
Thereafter	19,155,370	—	19,155,370

Total	$28,823,770	$665,605	$29,489,375

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 143 — “Accounting for Asset Retirement”

This recently issued accounting standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs.  This statement shall be effective for financial statements issued for fiscal years beginning after June 15, 2002.  We are currently analyzing the effects of the adoption of this pronouncement, but do not expect the implementation of this pronouncement to have a significant effect on the financial statements.

Critical Accounting Policies and Estimates

Preparation of our financial statements require estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported.  Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates.  Management continually evaluates these estimates based on historical experience and other assumptions we believe to be reasonable under the circumstances.

The difficulty in applying these policies arises from the assumptions, estimates and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions.  As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity:

Commitments and Contingencies

Contingencies, by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense.  In conformity with accounting principles generally accepted in the United States, we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Inventory Valuation

We account for our inventories at estimated net realizable market value.  These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing and have predictable and insignificant costs of disposal.  We derive our estimates from local market prices determined by grain terminals in our area.  Changes in the market values of these inventories are recognized as a component of cost of goods sold.

Long-Lived Assets

Depreciation and amortization of our property, plant and equipment is provided on the straight-lined method by charges to operations at rates based upon the expected useful lives of individual or groups of assets.  Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  An impaired asset is written down to its estimated fair market value based on the best information available.

Considerable management judgment is necessary to estimate discounted future cash flows and may differ from actual.

Accounting for Derivative Instruments and Hedging Activities

We minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize our net positions in these inventories and contracts.  We account for these exchange-traded futures and option contracts and forward purchase and sales contracts at local market prices determined by grain terminals in our area.  Changes in the market value of all these contracts are recognized in earnings as a component of cost of goods sold.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodities Risk & Risk Management.  To reduce the price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or options futures contract) on a regulated commodity futures exchange, the Chicago Board of Trade.  While hedging activities reduce the risk of loss from increasing market values of soybeans, such activities also limit the gain potential which otherwise could result from significant decreases in market prices of soybeans.  Our policy is to generally maintain hedged positions within limits, but we can be long or short at any time. Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions.  Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a cash contract.

At any one time, our inventory and purchase contracts for delivery to the plant may be substantial. We have risk management policies and procedures that include net position limits. It is defined by commodity and includes both trader and management limits. This policy and procedure triggers a review by management when any trader is outside of position limits.  The position limits are reviewed at least annually with the Board of Directors. We monitor current market conditions and may expand or reduce the limits in response to changes in those conditions.

Foreign Currency Risk.  We conduct essentially all of our business in U.S. dollars and have no direct risk regarding foreign currency fluctuations.  Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of and demand for U.S. agricultural products compared to the same products offered by foreign suppliers.

Interest Rate Risk.  We manage exposure to interest rate changes by using variable rate loan agreements with fixed rate options.  Long-term loan agreements can utilize the fixed option through maturity; however, the revolving ability to pay down and borrow back would be eliminated once the funds were fixed.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements involving future events, future business and other conditions, our future performance, and our expected operations.  These statements are based on management’s beliefs and expectations and on information currently available to management. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions.

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Our actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

On June 20, 2002, the members of the South Dakota Soybean Processors cooperative approved the reorganization of the cooperative into a limited liability company, which will become effective on July 1, 2002.  As a result of the reorganization each cooperative member will receive one capital unit of the issuer in exchange for each equity share the member owned in the cooperative.  The resulting rights and obligations of the members will be governed by the Articles of Organization and Operating Agreement of the issuer.  For additional information regarding the reorganization, see Item 4. below.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 12, 2001, the issuer was formed for the purpose of reorganizing South Dakota Soybean Processors, a South Dakota cooperative corporation, into a South Dakota limited liability company, in accordance with the terms set forth in the issuer’s Registration Statement on Form S-4 filed with the SEC (File No. 333-75804).  On December 10, 2001, the board of directors of the cooperative unanimously approved a plan of reorganization.  The plan of reorganization was duly approved by over 75% of the members of the cooperative voting at a special meeting on June 20, 2002.  The reorganization is scheduled to become effective on July 1, 2002.

Pursuant to the reorganization all the assets and liabilities of the cooperative will be transferred to the issuer in exchange for capital units of the issuer.  The cooperative will then be dissolved and the issuer’s capital units will be distributed to the members of the cooperative upon liquidation of the cooperative at a rate of one LLC capital unit for each share of equity stock in the cooperative.

Pursuant to the issuer’s Operating Agreement, a minimum of 2,500 capital units is required for ownership of the issuer.  Such units will be subject to certain transfer restrictions, including approval by the Board of Managers of the issuer.  The issuer will also retain the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units, becomes an owner (directly or indirectly) of more than 1.5% of the issued and outstanding capital units or becomes a bankrupt member.  The issuer’s Operating Agreement also includes provisions whereby cash equal to 30% of net income will be distributed to members subject to certain limitations.  These limitations include a minimum net income of $500,000, restrictions imposed by debt and credit instruments or as restricted by law in the event of insolvency.  For additional information, see the issuer’s Registration Statement on Form S-4 (SEC File No. 333-75804).

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits.  See Exhibit Index following the signature page to this report.

(b)           Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOYBEAN PROCESSORS, LLC

Dated: June 26, 2002
	By	/s/ Constance M. Kelly
Constance M. Kelly
Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

OF

SOYBEAN PROCESSORS, LLC

Exhibit Number	Description

2.1

Plan of Reorganization(1)

3.1(i)	Articles of Organization(2)
3.1(ii)	Form of Operating Agreement(2)
4.1	Form of Class A Unit Certificate(3)
10.2	Master Loan Agreement with CoBank dated February 26, 2002(3)
10.3	Revolving Term Loan Supplement with CoBank dated February 26, 2002(3)
10.4	Statused Revolving Credit Supplement with CoBank dated February 26, 2002(3)
10.8	Soybean Oil Supply Agreement and Equipment Purchase Agreement with ACH Food Companies, Inc. dated January 15, 2002(3)(4)
10.12	Terminal Agreement with Westway Terminal Company dated February 1, 2002(3)
10.15	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002(3)

(1)          Incorporated by reference from Appendix A to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-75804).

(2)          Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-75804).

(3)          Incorporated by reference from the same numbered exhibit to the issuer’s Registration Statement on Form S-4 (File No. 333-75804).

(4)          The redacted portions of Exhibits B (2 pages) and C (6 pages) to Exhibit 10.8 are filed separately with the SEC subject to a request for confidential treatment dated April 25, 2002.