Form 10-Q
period 2002-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2002-08-14
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NO. 333-75804

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

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

Yes  ☒     No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

On August 14, 2002, the registrant had 14,129,250 capital units outstanding.

SOUTH DAKOTA SOYBEAN PROCESSORS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS

BALANCE SHEETS (UNAUDITED)

	June 30,	June 30,	December 31,
	2002	2001	2001 *
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,449,060	$4,008,209	$2,015,257

Trade accounts receivable, less allowance for uncollectible accounts - June 2002 -$255,513; June 2001 - $196,513; December 31, 2001 - $226,513	11,818,383	10,631,153	11,230,636

Inventories	14,198,535	6,572,345	7,147,177

Margin deposits	454,385	496,920	1,114,993

Prepaid expenses	184,743	132,177	259,157
Total current assets	30,105,106	21,840,804	21,767,220

PROPERTY AND EQUIPMENT	48,223,225	43,206,038	44,579,625
Less accumulated depreciation	(13,983,300)	(11,823,432)	(12,686,788)
	34,239,925	31,382,606	31,892,837

OTHER ASSETS
Investments	5,086,270	5,570,181	5,002,308
Loan fees, net of amortization	22,893	20,632	18,603
	5,109,163	5,590,813	5,020,911

	$69,454,194	$58,814,223	$58,680,968

*Derived from audited financial statements

See Accompanying Notes to Financial Statements

	June 30,	June 30,	December 31,
	2002	2001	2001 *
LIABILITIES AND MEMBERS’ INVESTMENTS

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$3,669,203	$3,214,460	$1,576,968
Current maturities of long-term debt	222,391	2,003,877	2,423,843
Accounts payable	859,013	509,188	468,474
Income taxes payable	520,000	—	—
Accrued commodity purchases	9,684,760	7,127,859	11,683,608
Accrued expenses	2,109,103	1,248,534	1,362,595
Accrued interest	45,759	41,518	39,677
Total current liabilities	17,110,229	14,145,436	17,555,165

LONG-TERM LIABILITIES
Long-term debt, less current maturities	16,322,124	11,674,264	8,276,078
Deferred compensation	97,500	36,000	70,000
	16,419,624	11,710,264	8,346,078

COMMITMENTS	—	—	—

MEMBERS’ INVESTMENTS
Preferred stock, par value $100 per share - Authorized, 80,000 shares Issued and outstanding, none	—	—	—
Membership stock, par value $100 per share - Authorized, 2,500 shares Issued and outstanding, June 2002 - 2,095 shares; June 2001 - 2,102 shares; December 2001 - 2,097 shares	209,500	210,200	209,700
Equity stock, par value $.50 per share - Authorized, 59,500,000 sharesIssued and outstanding, 14,129,250 shares	7,064,625	7,064,625	7,064,625
Additional paid-in-capital	13,776,412	13,772,112	13,774,012
Accumulated net proceeds	14,873,804	11,911,586	11,731,388
	35,924,341	32,958,523	32,779,725

	$69,454,194	$58,814,223	$58,680,968

SOUTH DAKOTA SOYBEAN PROCESSORS

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

	Three Months Ended June 30:		Six Months Ended June 30:
	2002	2001	2002	2001

NET REVENUE	$29,707,878	$34,689,196	$62,926,313	$70,162,978

COST OF REVENUE
Cost of product sold	23,669,182	28,967,982	48,812,027	59,117,176
Production	2,917,113	3,015,898	5,535,043	5,915,760
Freight and rail	2,775,716	2,245,661	5,626,200	4,643,587
Brokerage fees	56,076	64,554	110,996	145,062
Total cost of revenue	29,418,087	34,294,095	60,084,266	69,821,585

GROSS PROCEEDS	289,791	395,101	2,842,047	341,393

OPERATING EXPENSES
Administration	578,970	448,819	1,321,713	910,155
OPERATING PROCEEDS	(289,179)	(53,718)	1,520,334	(568,762)

OTHER INCOME (EXPENSE)
Interest expense	(90,927)	(105,150)	(177,037)	(295,659)
Other non-operating income	1,372,159	531,374	2,124,309	1,020,411
Patronage dividend income	47,811	261,827	194,810	2,028,259
Total other income (expense)	1,329,043	688,051	2,142,082	2,753,011

NET PROCEEDS BEFORE INCOME TAX EXPENSE	1,039,864	634,333	3,662,416	2,184,249

INCOME TAX EXPENSE	520,000	—	520,000	—

NET PROCEEDS	$519,864	$634,333	$3,142,416	$2,184,249

BASIC AND DILUTED EARNINGS PER SHARE	$0.04	$0.04	$0.22	$0.15

WEIGHTED AVERAGENUMBER OF SHARES OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER SHARE	14,129,250	14,129,250	14,129,250	14,129,250

See Accompanying Notes to Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

	2002	2001
OPERATING ACTIVITIES
Net proceeds	$3,142,416	$2,184,249
Charges and credits to net income not affecting cash:
Depreciation	1,297,231	1,461,583
Amortization	2,210	2,029
Non-cash patronage dividends	(83,712)	(1,226,140)
Loss on disposal of fixed assets	28,068	-
Change in assets and liabilities	(5,120,067)	(167,045)

NET CASH (USED FOR) FROM OPERATING ACTIVITIES	(733,854)	2,254,676

INVESTING ACTIVITIES
Proceeds from retirement of capital credits	-	7,594
Purchase of investments	(250)	(334,000)
Purchase of property and equipment	(3,672,387)	(971,242)

NET CASH (USED FOR) INVESTING ACTIVITIES	(3,672,637)	(1,297,648)

FINANCING ACTIVITIES
Proceeds from members' investment transactions	2,200	2,800
Proceeds from revolving term loan, net of repayments	5,894,232	3,110,479
Payments for debt issue costs	(6,500)	-
Principal payments on long-term debt	(49,638)	(69,925)

NET CASH FROM FINANCING ACTIVITIES	5,840,294	3,043,354

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,433,803	4,000,382

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,015,257	7,827

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,449,060	$4,008,209

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$170,955	$293,818

Income taxes	$-	$-

See Accompanying Notes to Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -               PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Organization

South Dakota Soybean Processors (the Cooperative) is organized as a farmer's cooperative for purposes of manufacturing products from soybeans.  Business conducted with its members constitutes patronage business as defined by the Internal Revenue Code.  Net proceeds are allocated to patrons on the basis of their participation in the Cooperative.

The ownership of membership stock, which signifies membership in the Cooperative, is restricted to producers of agricultural products and requires a minimum delivery of two bushels of soybeans for each share owned.  The ownership of equity stock is restricted to members of the Cooperative.  Preferred stock may be held by persons who are not members of the Cooperative.

Equity requirements, as determined by the board of directors, may be retained from amounts due to patrons and credited to members' investments in the form of unit retains or allocated patronage.

The Cooperative reserves the right to acquire any of its stock offered for sale and the right to recall the stock of any stockholder.  Any consideration for the acquisition of such stock is the par value or the book value if such book value is less than the par value.

Basis of presentation

The unaudited balance sheets as of June 30, 2002 and 2001, and the statements of operations and cash flows for the periods ended June 30, 2002 and 2001 reflect, in the opinion of management of South Dakota Soybean Processors, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in parts to the seasonal nature of some of the Cooperative's businesses.  The balance sheet data as of December 31, 2001 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2001.

Recent accounting pronouncements

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 143, SFAS No. 145, and SFAS No. 146.  SFAS No. 143, "Accounting for Asset Retirement Obligations", addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

(continued on next page)

SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements".  This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers".  This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

The Cooperative is currently analyzing the effects of adoption of these pronouncements.

NOTE 2 -               PLAN OF REORGANIZATION

On October 12, 2001, Soybean Processors, LLC (the LLC) was formed.  The initial member of the LLC was the Cooperative.  The board of directors of the Cooperative unanimously approved a plan of reorganization related to an exchange whereby the LLC would acquire the assets and liabilities of the Cooperative.  The reorganization required the approval of 75% of the members of the Cooperative who voted on the proposal.  On June 20, 2002, the members of the South Dakota Soybean Processors Cooperative duly approved the reorganization of the Cooperative into a limited liability company, which became effective on July 1, 2002.  Effective July 1, 2002, the LLC acquired the assets and liabilities of the Cooperative.  The transaction was an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of the LLC.  For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction.  For income tax purposes, the difference between the tax basis and the fair market value of the assets resulted in an income tax liability discussed in Note 7.

As a result of the exchange, the Cooperative was dissolved on July 1, 2002, and the LLC's capital units were distributed to the members of the Cooperative at a rate of one capital unit of the LLC for each share of equity stock of the Cooperative.  In connection with the reorganization, the LLC changed its name to South Dakota Soybean Processors, LLC.  A minimum of 2,500 capital units is required for ownership of the LLC.  Such units will be subject to certain transfer restrictions, including approval by the Board of Managers of the LLC.  The LLC will also retain the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units, becomes an owner (directly or indirectly) of more than 1.5% of the issued and outstanding capital units or becomes a bankrupt member.  The Operating Agreement of the LLC also includes provisions whereby cash equal to a minimum of 30% of net income will be distributed to unit holders subject to certain limitations.  These limitations include a minimum net income of $500,000, restrictions imposed by debt and credit instruments or as restricted by law in the event of insolvency.

In connection with the reorganization, the delivery of soybeans under the previous member delivery agreements is no longer required as an obligation of membership.  Earnings, losses and cash distributions are allocated to members based on their percentage of ownership in the LLC.

(continued on next page)

NOTE 3 -               INVENTORIES

	June 30,	June 30,	December 31,
	2002	2001	2001
Finished goods
Soybean meal	$788,548	$303,982	$1,618,978
Soybean oil	7,532,920	257,540	501,521
Soybean hulls	80,415	44,505	56,650
	8,401,883	606,027	2,177,149
Raw materials
Soybeans	5,638,517	5,811,313	4,695,927
Materials and other	158,135	155,005	274,101

Totals	$14,198,535	$6,572,345	$7,147,177

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  Supplies and other inventories are stated at the lower of cost, using the average cost method, or market.

NOTE 4 -               NOTES PAYABLE — SEASONAL LOAN

The Cooperative has entered into a revolving credit agreement with CoBank, which expires April 1, 2005.  The purpose of the credit agreement is to finance the inventory and accounts receivable of the Cooperative.  The Cooperative may borrow up to $6,000,000 between June 1 and September 30 and up to $10,000,000 between October 1 and May 31.  Interest is at a variable rate (3.87% at June 30, 2002).  There were no advances outstanding at June 30, 2002 and 2001.

Advances on the revolving credit agreement are limited based upon inventory, accounts receivable, and soybean accounts payable.

NOTE 5 -               LONG TERM DEBT

	June 30,	June 30,	December 31,
	2002	2001	2001

Revolving term loan from CoBank, interest at variable rates (3.87% at June 30, 2002), secured by substantially all property and equipment. Loan matures 3/20/2011.	$16,000,000	$12,182,881	$10,105,768

Note payable to South Dakota Governor’s Office of Economic Development, due in monthly principal and interest installments of $990, at 5% secured by a second lien on property and equipment. Note matures 12/1/2002.	122,343	127,952	125,182

Note payable to South Dakota Governor’s Office of Economic Development, due in monthly principal and interest installments of $5,823, at 3% secured by a second lien on property and equipment. Note matured 12/1/2001.	—	865,339	—

Note payable to Brookings County Railroad Authority, due in semi-annual principal and interest installments of $36,885 at 5% secured by railroad track assets. Note matures 9/1/2007.	350,924	405,107	378,350

Contract payable to City of Volga, due in monthly installments of $3,229 at 0%. Contract matures on 12/31/2003.	58,117	96,862	77,489

Note payable to Butler Machinery Company, due in annual principal payments of $4,337 at 0%. Note matures 10/31/04.	13,131	—	13,132
	16,544,515	13,678,141	10,699,921
Less current maturities	(222,391)	(2,003,877)	(2,423,843)

Totals	$16,322,124	$11,674,264	$8,276,078

(continued on next page)

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

The MLA contains financial covenants related to the maintenance of working capital and achieving debt service quotients among affirmative and negative covenants.

It is estimated that the minimum principal payments on long-term debt obligations will be as follows:

For the twelve months ending June 30:
2003	$222,391
2004	2,283,557
2005	2,267,213
2006	2,266,017
2007	2,305,337
Thereafter	7,200,000

$16,544,515

(continued on next page)

NOTE 6 -               ACCUMULATED NET PROCEEDS

Accumulated net proceeds consists of the following:

	June 30,	June 30,	December 31,
	2002	2001	2001

Allocated earnings	$8,697,364	$4,869,842	$8,697,364
Unallocated earnings	6,176,440	7,041,744	3,034,024

Totals	$14,873,804	$11,911,586	$11,731,388

The Cooperative allocates all their earnings based on their fiscal year end, which is August 31.  The unallocated portion of accumulated net proceeds represents the earnings between September 1 of the prior year and June 30 of the current year.

NOTE 7 -               INCOME TAXES

The Cooperative is exempt from income taxes under Section 521 of the Internal Revenue Code.  Accordingly, business done with patrons, which are allocated and paid as prescribed in the Internal Revenue Code, will be taxable to the patron and not to the Cooperative.  However, the Cooperative will pay income tax on non-patronage income retained by the Cooperative.

On June 20, 2002, the members approved a plan of reorganization to convert the Cooperative's structure from an exempt organization to a limited liability company.  To the extent that the fair market value of the Cooperative's net assets exceeds their adjusted tax basis, the Cooperative will incur a federal income tax liability.  The excess of the fair market value of the Cooperative's net assets over their adjusted tax basis was approximately $1,530,000.  The Cooperative's effective tax rate is 34%.  The State of South Dakota does not have a corporate income tax.  This liability is estimated as follows:

June 30,
2002

Federal income tax expense currently payable at statutory rates	$520,000

NOTE 8 -               EARNINGS PER SHARE

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

For purposes of calculating basic earnings per share, equity stock issued by the Cooperative is considered outstanding on the effective date of issuance.  During the three and six-month periods ended June 30, 2002 and 2001, there were 14,129,250 shares of equity stock outstanding.  No preferred stock was outstanding during the three and six-month periods ended June 30, 2002 and 2001.

(continued on next page)

NOTE 9 -               COMMITMENTS.

During August 2000, the Cooperative entered into an agreement with Minnesota Soybean Processors Cooperative (MnSP) for certain services and management of a proposed soybean processing plant.  The agreement provides the Cooperative a fee of 10% of the equity raised by MnSP for the Cooperative's services related to business planning and construction management services.  The Cooperative has agreed to reinvest a minimum of 80% of the fees earned from MnSP in equity units of MnSP.  There were fees earned under this arrangement during the six months ended June 30, 2002 of $649,500.

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

The Cooperative has entered into various contracts for the construction of property and equipment.  The remaining commitment on these projects was approximately $860,000 at June 30, 2002.

# # # # #

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

Overview

On June 20, 2002, the members of South Dakota Soybean Processors cooperative approved the reorganization of the Cooperative into a limited liability company.  The reorganization became effective on July 1, 2002.  As a result of the reorganization each cooperative member received one capital unit of the issuer in exchange for each equity share the member owned in the Cooperative.  For additional information regarding the reorganization, see Part II, Item 4. below.

Upon completion of the reorganization, the issuer became the owner and operator of an 80,000 bushel per day soybean processing plant that produces, crude soybean oil, soybean meal, soybean hulls and other products which were previously owned by the Cooperative.  The plant began production in late 1996.  Prior to the reorganization, the issuer had no operations.  Accordingly, this section discusses the financial performance, results of operations and capital resources of the Cooperative.

Historically, the Cooperative’s fiscal year ended on August 31; however, because a limited liability company must generally have a fiscal year end that coincides with the fiscal year end of most of its members, the LLC’s fiscal year end is December 31 of each year.  Accordingly, the issuer has included the Cooperative’s unaudited historical financial statements as of June 30, 2002 and 2001 in this report.  The LLC’s year ended December 31, 2002 will represent a short period of operations from July 1, 2002 to December 31, 2002.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2002 and 2001

Net income for the three months ended June 30, 2002 was $520,000 compared to net income of $634,000 for the same three-month period ending June 30, 2001.  The 18% decrease of $114,000 is primarily a result of construction management income of $650,000 and an increase of Chicago Board of Trade (CBOT) oil storage income of $242,000, offset by an income tax expense accrual of $520,000 due to the reorganization of the Cooperative into an LLC, and lower commodity margins resulting in a decrease in net income of $508,000.  Board margins and other marketing activities resulted in average margins of 35¢ per bushel for the three-month period ending June 30, 2002, compared to 45¢ per bushel for the same period ending June 30, 2001.

Net sales decreased $5.0 million or 14% for the three months ended June 30, 2002 as compared to the same three-month period ending June 30, 2001.  There were 3,500 (2%) fewer tons of meal sold in 2002 compared to the same three months ending June 30, 2001, and 35 million (49%) fewer pounds of oil sold in the three-month period ended June 30, 2002 compared to the same period in 2001.  The reduction in oil pounds sold in the quarter ending June 30, 2002 compared to the quarter ending June 30, 2001 resulted in decreased sales of $6.0 million for that period.  The lower quantity of oil sold for this quarter was due to the decision to increase storage oil for the CBOT delivery program.  The oil is held in inventory at the new tank in Brewster, Minnesota.  The oil will be sold at a later date to the CBOT, once the Brewster site is declared “regular” or qualified by the CBOT.  We anticipate that the CBOT will declare the Brewster site “regular” for the program this fall.  The average cash price paid per pound of oil was $.1537 compared to $.1314 for the quarter ended June 30, 2002 and 2001, respectively.  This increase in the cash price resulted in an increase to sales of $800,000.  The average cash sales price per ton of meal for the three months ended June 30, 2002 was $160.70 compared to the average of $158.10 for the same period in 2001.  The higher sales price offset by the decrease in quantity of meal sold resulted in a net increase in sales of $212,000 for that period.

Patronage income decreased $214,000 in the quarter ending June 30, 2002 compared to the same three-month period ending June 30, 2001.  This is a result of fewer pounds of oil being sold to Cenex-Harvest States during this period, and a reduction in the accrual rate used to calculate patronage income based off of Cenex’s allocation for the 2001 year.  The patronage income accrual for the three-month period ending June 30, 2002 was $48,000 compared to the $262,000 accrued for the same period ending June 30, 2001.

The income from storage of crude soybean oil for the CBOT increased $242,000 for the quarter ending June 30, 2002 compared to the same period ending June 30, 2001.  This resulted from an additional 83.9 million pounds being held in storage for the CBOT.  This was accomplished by constructing a 62 million pound storage tank at the plant site in Volga, South Dakota, and leasing additional storage space in St. Paul, Minnesota, and Chicago, Illinois.

Miscellaneous income was $847,000 for the quarter ending June 30, 2002 compared to $153,000 for the quarter ending June 30, 2001.  The primary change in miscellaneous income is a result of the construction management income we have earned for the Minnesota Soybean Processor (MNSP) facility.  As part of our agreement with MNSP for construction management, a minimum of 80% of the management income we receive must be reinvested into MNSP as equity.  As part of our CBOT oil storage program, we built a large oil storage tank at the MNSP proposed plant site in Brewster, Minnesota, and the cost of that storage tank is recorded in our fixed assets.  Once MNSP becomes operational, we plan to sell the storage tank to MNSP.  Due to these arrangements, MNSP will pay us cash for the construction management income within 30 days of collection of outstanding MNSP equity payments, and we will in turn transfer the storage tank to MNSP in exchange for equity in MNSP and as satisfaction of our requirement to reinvest at least 80% of our construction management income in MNSP.  If an alternative site is chosen for the MNSP facility, we will continue to own the storage tank at the Brewster site and return the cash to MNSP as payment for our equity investment in MNSP.  Additional pool fee income of $71,000 was included in the quarter ended June 30, 2002.  This is a result of the Cooperative ending its fiscal year on June 30 rather than the usual August 31 year end.  Pool fees are accrued conservatively on a monthly basis, and at the end of the Cooperative’s fiscal year an adjustment based on the actual fees for the year is made.

Cost of Sales, which includes production expense, decreased $4.9 million, or 14%, in the three months ended June 30, 2002, over the same period in 2001.  This decrease was primarily related to the reduction in the quantity of oil sold during the three months ended June 30, 2002 compared to the same period in 2001.

Marketing and Administrative expense was $578,000 for the three months ended June 30, 2002 compared to $449,000 for the three months ended June 30, 2001, an increase of $129,000 or 29%.  The increase is primarily due to increased professional expense related to the reorganization and registration with the SEC.

Interest expense for the three-month period ending June 30, 2002 was $91,000 compared to $105,000 for the same period ending June 30, 2001, a reduction of $14,000, or 14%.  The average month end borrowed balance for the three months ended June 30, 2002 was $12.2 million, compared to $11.4 million average month end borrowed balance for the three months ended June 30, 2001.  The decrease in interest expense resulted from the reduced interest rate during this period in 2002.  The borrowing rate at June 30, 2002 was 3.87% compared to 5.81% at June 30, 2001.

The income tax expense accrual for the three months ended June 30, 2002 was $520,000 due to the reorganization of the Cooperative into an LLC that was approved by members on June 20, 2002.  As a result of the reorganization, we will incur federal income tax liability to the extent that the fair market value of the Cooperative’s net assets exceeds their adjusted tax basis.  The excess of the fair market value of the Cooperative’s net assets over their adjusted tax basis was approximately $1,530,000, and the Cooperative’s effective tax rate is 34%.  The State of South Dakota does not have a corporate income tax.

Comparison of the six months ended June 30, 2002 and 2001

Net income for the six months ended June 30, 2002 was $3.1 million compared to net income of $2.2 million for the same six-month period ending June 30, 2001.  The 44% increase of $958,000 is a result of higher gross margins of $2.3 million, $161,000 from increased crush quantity, $650,000 of construction management income, $452,000 of additional oil storage income, and $71,000 from increased pool fees.  These increases are offset by additional administrative costs of $430,000 for the conversion to an LLC, an income tax expense accrual of $520,000 due to the reorganization of the Cooperative into an LLC, and lower patronage income from Cenex Harvest States of $1.8 million.

Board margins and other marketing activities resulted in margins of 53¢ per bushel for the six-month period ending June 30, 2002, compared to 44¢ per bushel for the same period ending June 30, 2001.  This 9¢ per bushel increase provided $1.2 million additional revenue for that period in 2002.  Net basis improvement of $.0308 per bushel provided $406,000 additional revenue over the same six-month period.  Basis income or loss is calculated by subtracting the local market price from the CBOT quoted price.  In the Volga, South Dakota area basis is usually a discount on all traded commodities (soybean, soybean meal, and crude soybean oil).

Net sales decreased $7.2 million or 10% for the six months ended June 30, 2002 compared to the same period in 2001.  There were 4,300 (2%) fewer tons of meal sold in the six months ending June 30, 2002 compared to the same six months ending June 30, 2001, and 50.3 million (34%) fewer pounds of oil sold in that period in 2002 compared to 2001.  The reduction in pounds of oil sold for the six months ending June 30, 2002 compared to the six months ending June 30, 2001 resulted in decreased sales of $7.3 million.  This reduction in oil sales quantity is due to the increased oil in inventory reserved for delivery to the CBOT.  Most of this oil is stored in Brewster, Minnesota, and that site has not yet been declared “regular” or qualified for the program by the CBOT.  We anticipate that the CBOT will declare the Brewster site “regular” for the program this fall.  The average cash sales prices per ton of meal for the six months ended June 30, 2002 was $153.70 compared to the average of $150.70 for the same period in 2001.  The higher sales price offset by the decrease in the amount of meal sold resulted in a net increase in sales of $184,000.

Patronage income decreased $1.8 million in the six months ending June 30, 2002 compared to the same six-month period ending June 30, 2001.  The primary reason for this difference was an adjustment to the accrual from 2001 to the actual patronage allocated in January 2002 in the amount of $1.0 million.  Cenex Harvest States’ fourth quarter results were significantly lower then expected, which affected the rate used to estimate the accrual.  The 2001 accrual rate was $.0042 compared to the actual allocation of approximately $.0010 per pound.  In addition to the 281 million pounds sold to Cenex from September 2000 to August 2001, there were another 40 million pounds sold from the period of September 2001 through December 2001 on which accrued patronage income needed to be adjusted.  The remaining difference was a result of fewer pounds of oil being sold to Cenex during the past six months, and a reduction in the accrual rate used to calculate patronage income based on Cenex’s allocation for the 2001 year.  We sold a total of 53 million pounds of oil to Cenex for the six-month period ended June 30, 2002, compared to 133 million pounds for the same period in 2001, resulting in lower patronage income accrual by $427,000.  Now that we have converted to an LLC we do not anticipate qualifying for Cenex’s patronage income on oil sales.  Most oil in the future, however, will be refined at our Volga plant site and sold as refined and bleached oil to ACH Foods.

The income from storage of crude soybean oil for the CBOT increased $452,000 for the six-month period ending June 30, 2002 compared to the same period ending June 30, 2001.  This was the result of an additional 83.9 million pounds of oil being held in storage for the CBOT during the period.  This was accomplished by constructing a 62 million pound storage tank at the plant site in Volga, South Dakota, and leasing additional storage space in St. Paul, Minnesota, and Chicago, Illinois.

Miscellaneous income was $1.0 million for the six-month period ending June 30, 2002 compared to $277,000 for the same period ending June 30, 2001.  The primary reason for the increase is related to the construction management income we have earned for the Minnesota Soybean Processor (MNSP) facility.  As part of our agreement with MNSP for construction management, a minimum of 80% of the management income we receive must be reinvested into MNSP as equity.  As part of our CBOT oil storage program, we built a large oil storage tank at the MNSP proposed plant site in Brewster, Minnesota, and the cost of that storage tank is recorded in our fixed assets.  Once MNSP becomes operational, we plan to sell the storage tank to MNSP.  Due to these arrangements, MNSP will pay us cash for the construction management income within 30 days of collection of outstanding MNSP equity payments, and we will in turn sell the storage tank to MNSP in exchange for equity in MNSP and as satisfaction of our requirement to reinvest at least 80% of our construction management income in MNSP.  If an alternative site is chosen for the MNSP facility, we will continue to own the storage tank at the Brewster site and return the cash to MNSP as payment for our equity investment in MNSP.

Cost of Sales, which includes production expense, decreased $9.8 million, or 14.0%, in the six months ended June 30, 2002, over the same period in 2001.  This decrease was primarily related to the reduction in the quantity of oil sold during the six months ended June 30, 2002 compared to the same period in 2001.  In addition, natural gas expense decreased by $308,000 for the six months ended June 2002 compared to the same period in 2001.

Marketing and Administrative expense was $1.3 million for the six months ended June 30, 2002 compared to $911,000 for the six months ended June 30, 2001, an increase of $437,000 or 48%.  The increase is primarily due to increased professional expense related to the reorganization and registration with the SEC.

Interest expense for the six-month period ending June 30, 2002 was $177,000 compared to $295,000 for the same period ending June 30, 2001, a reduction of $118,000, or 40%.  The average month end borrowed balance for the six months ended June 30, 2002 was $9.7 million, compared to $10.1 million average month end borrowings for the six months ended June 30, 2001.  The reason for the decrease was the reduced interest rate during this period in 2002.  The borrowing rate at June 30, 2002 was 3.87% compared to 5.81% at June 30, 2001.

The income tax expense accrual for the six months ended June 30, 2002 was $520,000 due to the reorganization of the Cooperative into an LLC that was approved by members on June 20, 2002.  As a result of the reorganization, the Cooperative will incur federal income tax liability to the extent that the fair market value of the Cooperative’s net assets exceeds their adjusted tax basis.  The excess of the fair market value of the Cooperative’s net assets over their adjusted tax basis was approximately $1,530,000, and the Cooperative’s effective tax rate is 34%.  The State of South Dakota does not have a corporate income tax.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Operating activities used $734,000 for the six months ended June 30, 2002, compared to providing $967,000 for the six months ended June 30, 2001.  For the six months ended June 30, 2002, net proceeds of $3.1 million and net non-cash expenses of $1.4 million were offset by non-cash patronage dividend income of $195,000, and increased working capital requirements of $5.1 million.  For the six-month period ending June 30, 2001, net proceeds of $2.2 million and net non-cash expenses of $2.3 million were offset by non-cash patronage dividend income of $2.0 million, and increased working capital requirements of $1.5 million.

Cash Flows from Investing Activity

Investing activities used $3.7 million during the six-month period ending June 30, 2002.  This $3.7 million of expenditures consisted of equipment purchases for the plant, and partial expenses for constructing an oil storage tank, $968,000, at Brewster, Minnesota, as well as an oil refinery, $2.3 million, at Volga, South Dakota.  The total completed project cost of the oil storage tank, including the rail sidings, is approximately $2.3 million.  The tank itself was completed in April 2002, and rail tracks, and loadout facilities are scheduled to be installed this fall.  The oil refinery is projected to cost $4.9 million, and its completion date is set for mid-August 2002.

Cash Flows from Financing Activity

Net cash provided by financing activities for the six-month period ending June 30, 2002 was $5.8 million and $3.0 million for the same period ending June 30, 2001.

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

The second credit line is a revolving working capital loan agreement that expires on March 31, 2005, unless extended by CoBank.  The primary purpose of this loan is to finance inventory and receivables.  The maximum availability under this credit line ranges from $6.0 million to $10.0 million for particular commitment periods during the term of the loan to match our anticipated needs with respect to carrying inventory.  For example, we have higher lines established during the months of October through May to cover the carrying costs of soybeans that are piled outside during harvest season.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid incurring the commitment fee on funds not borrowed.

Both CoBank loans are set up with a variable rate option.  The variable rate is set by CoBank and changes weekly, on the first business day of each week.  We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period.  We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  The balance borrowed on the revolving term loan was $16.0 million, and $12.2 million as of June 30, 2002 and 2001, respectively.  The seasonal working capital loan had no outstanding balance on either June 30, 2002 or 2001.

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

Principal payments on the APEX loan for the six months ended June 30, 2002 were $2,839.48, and $2,701.31 for the six months ended June 30, 2001.  Principal payments on the REDI loan were $0 and $21,768.68 for the six months ended June 30, 2002 and 2001 respectively.  The balance borrowed on the APEX loan was $122,342 and $127,952 on June 30, 2002 and 2001 respectively.

We have a note payable to the Brookings County Railroad Authority.  This note is a ten-year note for $575,000, financed at 5%, which matures on September 1, 2007.  Semi-annual principal and interest payments are due in February and August.  Railroad track sidings located at the plant secure the note.  Principal payments on the Brookings County Railroad Authority note were $27,426.25 and $26,104.70 for the six months ended June 30, 2002 and 2001 respectively.

We have a long-term payable contract with the City of Volga for an error in the billing of electricity due to a faulty city meter that occurred between 1996 and 1999.  Payments are made at a rate of $3,229 per month without interest.  The contract matures on December 31, 2003.  Payments of $19,374 were made in both of the six-month periods ending June 30, 2002 and June 30, 2001.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have lease commitments under operating leases for rail cars, various types of vehicles, lab and office equipment, and oil storage tanks.

We lease 299 hopper rail cars and 10 oil tank cars from GE Capital.  There are five separate leases, four with 18 year terms, and one with a 5 year term.  The final lease expires in December 2018.  These leases require monthly payments of $123,890.  Beginning in August 2002, we will be leasing an additional 100 oil tank cars from Trinity Capital, with monthly lease payments of $38,300.  Lease expense for rail cars was $787,587 and $736,329 for the six-month periods ending June 30, 2002 and 2001, respectively.  The hopper rail cars earn mileage credit from the railroad through a sublease program.  Mileage credit income was $687,579 and $677,844 for the six-month periods ending June 30, 2002 and 2001, respectively.

In addition to the rail car leases, we have several operating leases for various equipment and storage facilities.  Total lease expense was $284,390 for the six-month period ending June 30, 2002 and $159,725 for the six-month period ending June 30, 2001.  Some of these leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

Minimum future lease payments, required under the operating leases are as follows:

YEAR	RAIL CARS	OTHER	TOTAL
2002	$934,840	$325,172	$1,260,012
2003	1,946,280	104,264	2,050,544
2004	1,946,280	33,366	1,979,646
2005	1,946,280	33,366	1,979,646
2006	1,899,030	33,116	1,932,146
Thereafter	24,132,050	42,322	24,174,372
	$32,804,760	$571,606	$33,376,366

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 143 – “Accounting for Asset Retirement”

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

SFAS No. 145 – “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”  This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.”  This Statement amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  We are currently analyzing the effects of the adoption of this pronouncement, but do not expect the implementation of this pronouncement to have a significant effect on the financial statements.

SFAS No. 146 – “Accounting for Costs Associated with Exit or Disposal Activities”

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We are currently analyzing the effects of the adoption of this pronouncement, but do not expect the implementation of this pronouncement to have a significant effect on the financial statements.

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

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity:

Commitments and Contingencies

Contingencies, by their nature relate to uncertainties that require management to exercise judgment both in the in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense.  In conformity with accounting principles generally accepted in the United States, we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Inventory Valuation

We account for our inventories at estimated net realizable market value.  These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing and have predictable and insignificant costs of disposal.  We derive our estimates from local market prices determined by grain terminals in our area.  Processed product price estimates are determined by the ending sales contract price as of the close of the final day of the period.  This price is determined by the closing price on the Chicago Board of Trade, net of the local basis.  Changes in the market values of these inventories are recognized as a component of cost of goods sold.

Long-Lived Assets

Depreciation and amortization of our property, plant and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets.  Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

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

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 2.           Changes in Securities and Use of Proceeds

On June 20, 2002, the members of the South Dakota Soybean Processors cooperative approved the reorganization of the cooperative into a limited liability company. The reorganization became effective on July 1, 2002.  As a result of the reorganization each Cooperative member received one capital unit of the issuer in exchange for each equity share the member owned in the Cooperative.  The resulting rights and obligations of the members are governed by the Articles of Organization and Operating Agreement of the issuer.  For additional information regarding the reorganization, see Item 4. below.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On October 12, 2001, the issuer was formed for the purpose of reorganizing South Dakota Soybean Processors, a South Dakota cooperative corporation, into a South Dakota limited liability company, in accordance with the terms set forth in the issuer’s Registration Statement on Form S-4 filed with the SEC (File No. 333-75804).  On December 10, 2001, the Board of Directors of the Cooperative unanimously approved a plan of reorganization.  The plan of reorganization was duly approved by at least 75% of the members of the Cooperative voting at a special meeting on June 20, 2002.  The reorganization became effective on July 1, 2002.

Pursuant to the reorganization all the assets and liabilities of the Cooperative were transferred to the issuer in exchange for capital units of the issuer.  The Cooperative was then dissolved and the issuer’s capital units were distributed to the members of the Cooperative upon liquidation of the Cooperative at a rate of one LLC capital unit for each share of equity stock in the Cooperative.  In connection with the reorganization, the issuer changed its name to South Dakota Soybean Processors, LLC.

Pursuant to the issuer’s Operating Agreement, a minimum of 2,500 capital units is required for ownership of the issuer.  Such units are subject to certain transfer restrictions, including approval by the Board of Managers of the issuer.  The issuer also retains the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units, becomes an owner (directly or indirectly) of more than 1.5% of the issued and outstanding capital units or becomes a bankrupt member.  In connection with the reorganization, the delivery of soybeans under the previous member delivery agreements is no longer required as an obligation of membership.  Earnings, losses and cash distributions are allocated to members based on their percentage of ownership in the LLC.  The issuer’s Operating Agreement also includes provisions whereby cash equal to a minimum 30% of net income will be distributed to members subject to certain limitations.  These limitations include a minimum net income of $500,000, restrictions imposed by debt and credit instruments or as restricted by law in the event of insolvency.  For additional information, see the issuer’s Registration Statement on Form S-4 (SEC File No. 333-75804).

Item 5.    Other Information

On July 17, 2002, we made a tender offer to Urethane Soy Systems Company (USSC) to purchase a minimum of 47%, and up to a maximum of 56%, of the other owners’ voting shares.  We are seeking to gain management control of USSC.  We currently own 4% of the shares in USSC, and with the minimum purchase would control 51% of the voting shares.  As of August 8, 2002, terms are still under negotiation, and there is no assurance that the transaction will be completed on the proposed terms or at all.

Item 6.  Exhibits and Reports on Form 8-K

(a)           Exhibits.  See Exhibit Index following the signature page to this report.

(b)           Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated: August 14, 2002
	By	/s/ Constance M. Kelly
Constance M. Kelly
Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

OF

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description

2.1

Plan of Reorganization (1)

3.1(i)	Articles of Organization (2)
3.1(ii)	Operating Agreement, as adopted on July 1, 2002
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate(3)
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

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