Form 10-Q
period 2002-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2002-11-15
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTION OF 1934

For the quarterly period ended September 30, 2002

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

On November 13, 2002, the registrant had 14,129,250 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

UNAUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 AND 2001

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

BALANCE SHEETS (UNAUDITED)

	September 30, 2002	September 30, 2001	December 31, 2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,476	$4,008,089	$2,015,257

Trade accounts receivable, less allowance for uncollectible accounts - September 2002 - $270,513; September 2001 - $196,513; December 31, 2001 - $226,513	16,787,919	10,018,707	11,230,636

Inventories	11,238,959	3,464,273	7,147,177

Margin deposits	638,890	1,046,636	1,114,993

Prepaid expenses	179,931	141,632	259,157

Assets held for sale - Building	2,055,120	—	—
Total current assets	30,909,295	18,679,337	21,767,220

PROPERTY AND EQUIPMENT	48,420,273	43,724,379	44,579,625
Less accumulated depreciation	(14,652,129)	(12,052,531)	(12,686,788)
	33,768,144	31,671,848	31,892,837

OTHER ASSETS
Investments	5,086,270	5,875,414	5,002,308
Loan fees, net of amortization	21,697	19,618	18,603
	5,107,967	5,895,032	5,020,911

	$69,785,406	$56,246,217	$58,680,968

*  Derived from audited financial statements

See Accompanying Notes to Financial Statements

	September 30, 2002	September 30, 2001	December 31, 2001
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$4,043,583	$4,780,238	$1,576,968
Note payable - Seasonal loan	5,442,091	—	—
Current maturities of long-term debt	222,368	3,154,294	2,423,843
Accounts payable	955,257	564,529	468,474
Accrued commodity purchases	6,658,389	5,443,571	11,683,608
Accrued expenses	1,614,749	1,516,547	1,362,595
Accrued interest	74,793	18,482	39,677
Total current liabilities	19,011,230	15,477,661	17,555,165

LONG-TERM LIABILITIES
Long-term debt, less current maturities	18,482,902	4,598,534	8,276,078
Deferred compensation	105,768	70,000	70,000
	18,588,670	4,668,534	8,346,078

COMMITMENTS	—	—	—

MEMBERS’ EQUITY
Class A Units, no par value, 14,129,250 units issued and outstanding (September 2001 and December 2001 have been restated - see Note 1)	32,185,506	36,100,022	32,779,725

	$69,785,406	$56,246,217	$58,680,968

*  Derived from audited financial statements

See Accompanying Notes to Financial Statements

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

	Three Months Ended September 30:		Nine Months Ended September 30:
	2002	2001	2002	2001

NET REVENUE	$47,915,361	$38,961,512	$111,262,073	$110,952,890

COST OF REVENUE
Cost of product sold	39,829,348	31,501,575	88,820,046	92,331,764
Production	2,817,234	2,156,026	8,306,611	8,071,791
Freight and rail	3,183,390	2,398,583	8,809,590	7,042,171
Brokerage fees	85,331	72,651	196,327	217,713
Total cost of revenue	45,915,303	36,128,835	106,132,574	107,663,439

GROSS PROFIT	2,000,058	2,832,677	5,129,499	3,289,451

OPERATING EXPENSES
Administration	616,236	566,150	1,983,615	1,476,309
OPERATING PROFIT	1,383,822	2,266,527	3,145,884	1,813,142

OTHER INCOME (EXPENSE)
Interest expense	(184,774)	(97,474)	(361,812)	(347,540)
Other non-operating income	581,177	666,812	2,463,758	1,526,254
Patronage dividend income	—	305,234	194,810	2,333,492
Total other income (expense)	396,403	874,572	2,296,756	3,512,206

NET INCOME BEFORE INCOME TAX EXPENSE	1,780,225	3,141,099	5,442,640	5,325,348

INCOME TAX EXPENSE	—	—	520,000	—

NET INCOME	$1,780,225	$3,141,099	$4,922,640	$5,325,348

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.13	$0.22	$0.35	$0.38

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	14,129,250	14,129,250	14,129,250	14,129,250

See Accompanying Notes to Financial Statements

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001
OPERATING ACTIVITIES
Net income	$4,922,640	$5,325,348
Charges and credits to net income not affecting cash:
Depreciation	1,981,271	1,823,547
Amortization	3,405	3,044
Non-cash patronage dividends	(83,712)	(1,523,779)
Loss on disposal of fixed assets	28,068	122,973
Change in assets and liabilities	(10,842,519)	3,210,111

NET CASH (USED FOR) FROM OPERATING ACTIVITIES	(3,990,847)	8,961,244

INVESTING ACTIVITIES
Purchase of investments	(250)	(334,000)
Proceeds from sale of property and equipment	—	114,674
Purchase of assets held for sale - Building	(1,371,598)
Purchase of property and equipment	(4,568,167)	(1,860,096)

NET CASH (USED FOR) INVESTING ACTIVITIES	(5,940,015)	(2,079,422)

FINANCING ACTIVITIES
Proceeds from members’ investment transactions	2,200	3,200
Distributions to members	(5,519,059)	—
Proceeds from note payable - seasonal loan	5,442,091	—
Proceeds from revolving term loan, net of repayments	8,094,232	—
Payments for debt issue costs	(6,500)	—
Principal payments on long-term debt	(88,883)	(2,884,760)

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	7,924,081	(2,881,560)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,006,781)	4,000,262

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,015,257	7,827

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,476	$4,008,089

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$326,696	$368,735

Income taxes	$518,525	$—

See Accompanying Notes to Financial Statements

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -       PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Organization

On October 12, 2001, Soybean Processors, LLC (the Company) was formed.  The initial member of the LLC was the South Dakota Soybean Processors Cooperative (the Cooperative).  The board of directors of the Cooperative unanimously approved a plan of reorganization related to an exchange whereby the LLC would acquire the assets and liabilities of the Cooperative.  The reorganization required the approval of 75% of the members of the Cooperative who voted on the proposal.  On June 20, 2002, the members of the South Dakota Soybean Processors Cooperative duly approved the reorganization of the Cooperative into a limited liability company, which became effective on July 1, 2002.  Effective July 1, 2002, the LLC acquired the assets and liabilities of the Cooperative. The transaction was an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of Soybean Processors, LLC.  For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction. For income tax purposes, the difference between the tax basis and the fair market value of the assets resulted in an income tax liability discussed in Note 6.

As a result of the exchange, the Cooperative was dissolved on July 1, 2002, and the LLC’s capital units were distributed to the members of the Cooperative at a rate of one capital unit of the LLC for each share of equity stock of the Cooperative.  In connection with the reorganization, the LLC changed its name to South Dakota Soybean Processors, LLC.  A minimum of 2,500 capital units is required for ownership of the LLC.  Such units will be subject to certain transfer restrictions.  The LLC will also retain the right to redeem the units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units, becomes an owner (directly or indirectly) of more than 1.5% of the issued and outstanding capital units or becomes a bankrupt member.  The Operating Agreement of the LLC also includes provisions whereby cash equal to a minimum of 30% of net income will be distributed to unit holders subject to certain limitations.  These limitations include a minimum net income of $500,000, restrictions imposed by debt and credit instruments or as restricted by law in the event of insolvency.

In connection with the reorganization, the delivery of soybeans under the previous member delivery agreements is no longer required as an obligation of membership.  Earnings, losses and cash distributions are allocated to members based on their percentage of ownership in the LLC.

Basis of presentation

The unaudited balance sheets as of September 30, 2002 and 2001, and the statements of operations and cash flows for the periods ended September 30, 2002 and 2001 reflect, in the opinion of management of South Dakota Soybean Processors, LLC, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented.  The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses.  The balance sheet data as of December 31, 2001 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2001.

As a result of the reorganization mentioned above, the financial statements of the prior periods have been restated to reflect the comparative basis of the Company versus the Cooperative.

(Continued on next page)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Significant accounting policies

Assets held for sale are carried at cost.

Recent accounting pronouncements

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 143, SFAS No. 145, and SFAS No. 146.  SFAS No. 143, “Accounting for Asset Retirement Obligations”, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt’” and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements”. This Statement also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”.  This Statement amends SFAS No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

The Company is currently analyzing the effects of adoption of these pronouncements; however, management does not expect these pronouncements to have a significant impact on the financial statements.

(Continued on next page)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 -       INVENTORIES

	September 30, 2002	September 30, 2001	December 31, 2001
Finished goods
Soy processing	$9,292,470	$858,128	$2,172,850
Refined Oil	381,038	—	—
Other	38,642	76,910	69,003
Total	9,712,150	935,038	2,241,853

Raw materials
Soy Processing	1,435,811	2,383,652	4,747,090
Refined Oil	30,289	—	—
Other	10,625	141,789	40,444
Total	1,476,725	2,525,441	4,787,534

Supplies & Miscellaneous	50,084	3,794	117,790

	$11,238,959	$3,464,273	$7,147,177

Commodity inventories are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  Supplies and miscellaneous inventories are stated at the lower of cost, using the average cost method, or market.

NOTE 3 -       ASSETS HELD FOR SALE

The Company has entered into a letter of understanding with Minnesota Soybean Processors (MnSP) regarding the terms and conditions of the Company’s investment in a soybean oil storage facility located in Brewster, MN.  The Company will own and operate the facility until MnSP commences its planned principal operations.  Upon commencement of MnSP’s operations, the Company will transfer the facility to MnSP for consideration equal to the original cost of construction plus the cost of any improvements to the facility.

NOTE 4 -       NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires April 1, 2005.  The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company.  The Company may borrow up to $6,000,000 between June 1 and September 30 and up to $10,000,000 between October 1 and May 31.  Interest is at a variable rate (3.88% at September 30, 2002).  There were advances of $5,442,091 and $0 outstanding at September 30, 2002 and 2001, respectively.

Advances on the revolving credit agreement are limited based upon inventory, accounts receivable, net of soybean accounts payable.

(Continued on next page)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 -       LONG-TERM DEBT

	September 30, 2002	September 30, 2001	December 31, 2001
Revolving term loan from CoBank, interest at variable rates (3.88% at September 30, 2002), secured by substantially all property and equipment. Loan matures 3/20/2011.	$18,200,000	$6,306,438	$10,105,768

Note payable to South Dakota Governor’s Office of Economic Development, due in monthly principal and interest installments of $990, at 5% secured by a second lien on property and equipment. Note matures 12/1/2002.	120,896	126,533	125,182

Note payable to South Dakota Governor’s Office of Economic Development, due in monthly principal and interest installments of $5,823, at 3% secured by a second lien on property and equipment. Note matured 12/1/2001.	—	854,332	—

Note payable to Brookings County Railroad Authority, due in semi-annual principal and interest installments of $36,885 at 5% secured by railroad track assets. Note matures 9/1/2007.	322,812	378,350	378,350

Contract payable to City of Volga, due in monthly installments of $3,229 at 0%. Contract matures on 12/31/2003.	48,431	87,175	77,489

Note payable to Butler Machinery Company, due in annual principal payments of $4,337 at 0%. Note matures 10/31/04.	13,131	—	13,132
	18,705,270	7,752,828	10,699,921
Less current maturities	(222,368)	(3,154,294)	(2,423,843)

Totals	$18,482,902	$4,598,534	$8,276,078

(Continued on next page)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The Company entered into an agreement as of February 26, 2002 with CoBank to amend and restate its Master Loan Agreement (MLA).  Under the terms and conditions of the MLA, CoBank agrees to make loans to the Company up to $18,200,000 as of August 1, 2002 and up to $21,000,000 as of May 1, 2003.  Beginning September 2003 the commitment decreases in scheduled periodic increments of $1,300,000 through March 2011.

The MLA contains financial covenants related to the maintenance of working capital and achieving debt service quotients among affirmative and negative covenants.

It is estimated that the minimum principal payments on long-term debt obligations will be as follows:

For the twelve months ending September 30:

2003	$222,368
2004	2,275,367
2005	2,268,784
2006	2,267,668
2007	2,271,083
Thereafter	9,400,000

$18,705,270

NOTE 6 -       INCOME TAXES

The Company is taxed as a limited liability company under the Internal Revenue Code.  The income of the company flows through to the members to be taxed at the individual level rather than the corporate level.  Accordingly, the Company will have no tax liability.

On June 20, 2002, the members approved a plan of reorganization to convert the Cooperative’s structure from an exempt organization to a limited liability company.  To the extent that the fair market value of the Cooperative’s net assets exceeded their adjusted tax basis, the Cooperative incurred a federal income tax liability.  The excess of the fair market value of the Cooperative’s net assets over their adjusted tax basis was approximately $1,530,000. The Cooperative’s effective tax rate is 34%. The State of South Dakota does not have a corporate income tax.  This liability is estimated as follows:

	September 30, 2002	September 30, 2001

Federal income tax expense at statutory rates	$520,000	$—

NOTE 7 -       EARNINGS PER CAPITAL UNIT

The ownership structure of the Company is made up of Class A capital units.  Earnings per capital unit are calculated based on the number of Class A capital units held.

(Continued on next page)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issuance.  During the three and nine-month periods ended September 30, 2002 and 2001, there were 14,129,250 Class A capital units outstanding.

NOTE 8 -       SEGMENT REPORTING

The Company organizes its business units into two reportable segments: soybean processing and soybean oil refining.  Separate management of each segment is required because each segment is subject to different marketing, production, and technology strategies.  The soybean processing segment purchases soybeans and further processes them into primarily three products: soybean meal, soybean oil, and soybean hulls.  The oil refining segment further refines the soybean oil for sale in commercial applications.  The segments’ accounting policies are the same as those described in the summary of significant accounting polices.  Market prices are used to report intersegment sales.

Segment information for the three months and nine months ended September 30, 2002 and 2001 are as follows:

	Soybean Processing	Oil Refining	Other	Reconciling Items	Total
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:

Sales to external customers	$43,077,155	$4,791,893	$46,313	$—	$47,915,361
Intersegment sales	4,631,679	—		(4,631,679)	—
Interest expense	129,930	50,657	4,187		184,774
Depreciation and amortization	656,176	19,338	8,527		684,041
Segment profit (loss)	2,244,309	(296,027)	(168,057)		1,780,225

Segment assets	56,749,399	8,308,672	4,727,335		69,785,406

Expenditures for segment assets	63,780	1,799,804	—		1,863,584

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001:

Sales to external customers	$38,876,719	$—	$84,793	$—	$38,961,512
Intersegment sales	13,007	—	—	(13,007)	—
Interest expense	93,264	—	4,210		97,474
Depreciation and amortization	353,556	—	8,407		361,963
Segment profit (loss)	3,084,204	—	56,895		3,141,099

Segment assets	54,060,818	—	2,185,399		56,246,217

Expenditures for segment assets	873,593	—	15,263		888,856
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:

Sales to external customers	$106,367,877	$4,791,893	$102,303	$—	$111,262,073
Intersegment sales	4,631,679	—	—	(4,631,679)	—
Interest expense	306,968	50,657	4,187		361,812
Depreciation and amortization	1,936,353	19,338	25,580		1,981,271
Income tax expense	520,000	—	—		520,000
Segment profit (loss)	4,975,260	(296,027)	243,407		4,922,640

Expenditures for segment assets	510,627	4,057,540	—		4,568,167

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001:

Sales to external customers	$110,853,814	$—	$99,076	$—	$110,952,890
Intersegment sales	22,978	—	—	(22,978)	—
Interest expense	334,910	—	12,630		347,540
Depreciation and amortization	1,798,801	—	24,746		1,823,547
Segment profit (loss)	5,264,243		61,105		5,325,348

Expenditures for segment assets	1,847,721	—	12,376		1,860,097

(Continued on next page)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 -               COMMITMENTS

During August 2000, the Company entered into an agreement with Minnesota Soybean Processors Cooperative  (MnSP) for certain services and management of a proposed soybean processing plant.  The agreement provides the Company a fee of 10% of the equity raised by MnSP for the Company’s services related to business planning and construction management services.  The Company has agreed to reinvest a minimum of 80% of the fees earned from MnSP in equity units of MnSP.  There were fees earned under this arrangement during the nine months ended September 30, 2002 and 2001 of $734,790 and $30,975, respectively.

In addition, the Company has agreed to provide management and marketing services to MnSP on a cost sharing basis.  The agreement is for automatically renewing five-year periods beginning sixty days before the plant is scheduled to begin operations.

In addition, the Company is making up to $1 million in interest free loans backed by retained local earnings available for members of the Company who invest in MnSP.

The Company has entered into various contracts for the construction of property and equipment.  The remaining commitment on these projects was approximately $202,000 at September 30, 2002.

#    #    #    #    #    #

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

Company Profile

On June 20, 2002, the members of South Dakota Soybean Processors cooperative approved the reorganization of the Cooperative into a limited liability company.  The reorganization became effective on July 1, 2002.  Upon completion of the reorganization, the issuer became the owner and operator of an 80,000 bushel per day soybean processing plant that produces crude soybean oil, soybean meal, soybean hulls and other products, which was previously owned by the Cooperative.  The plant began production in late 1996.  Prior to the reorganization, the issuer had no operations.  Accordingly, this section discusses the financial performance, results of operations and capital resources of the current organization as if the Cooperative had been an LLC since 1996.

In August 2002, we began refining crude soybean oil into a product known as “R&B”, refined and bleached oil.  All of the R&B oil is sold to a strategic partner, and the anticipated sales will average approximately 25% of total revenue.  In compliance with financial accounting standards, we will be reporting on three segments in the following discussion:  “Soybean Processing”, “Oil Refining”, and a summary group of “Other”.

The Soybean Processing segment processes whole soybeans into soybean meal, crude soybean oil, and soybean hulls.  The meal is sold primarily to customers in the northeastern United States and Western Canada.  The crude oil is sold to the Refining segment for further processing into R&B oil.  The soybean hulls are sold primarily to the local dairy market.  The hulls can be sold either in loose form, or we can pellet the hulls to accomplish savings on freight.

The refining segment processes the crude soybean oil through a series of filters and other stages to produce refined and bleached oil.  The R&B oil is then sold in accordance with our supply agreement, and delivered to one of our customer’s facilities.  It is then further processed and packaged for human consumption.

The final segment labeled “Other” currently consists of sales of a product known as SoyOyl®, and construction management fees for overseeing the general construction of the Minnesota Soybean Processors facility.  SoyOyl® is a product that is combined with chemicals to produce a polyurethane product.  At times, we earn miscellaneous income for the completion of feasibility studies or other projects, and the income from these projects will fall into this category.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2002 and 2001

The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Quarter Ended September 30,
	2002		2001
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Soybean Processing	43,077		38,877
Oil Refining	4,792		—
Other	46		85
Total	47,915		38,962

Gross Profit	2,000	4.2%	2,833	5.9%

General and Administrative expense	616	1.3%	566	1.2%
Other Operating expense (income)	(396)	-0.8%	(874)	-1.8%

Operating Income:
Soybean Processing	2,244	4.7%	3,084	6.4%
Oil Refining	(296)	-0.6%		0.0%
Other	(168)	-0.4%	57	0.1%
Total	1,780	3.7%	3,141	6.6%

Revenue – Revenue increased $9.0 million or 23.0% to $47.9 million for the third quarter of 2002 from $39.0 million for the third quarter of 2001.  The improvement was due to increases in both the quantity of products sold, as well as the higher commodity sales prices received for the products.  On average the quantity of meal sales were up by 8%, and the quantity of crude and refined oil sales were up 23%.  The sales price of meal increased on average 14% for the third quarter of 2002 compared to the third quarter of 2001, and the sales price of oil increased by 35%.  Part of the increase in the oil sales price reflects the premium received for the refining.

Gross Profit – Gross profit decreased $833,000, or 29.4%, to $2.0 million for the third quarter of 2002 from $2.8 million for the third quarter of 2001.  Production expenses were $705,000, or 32.7% higher than the third quarter of 2001.  The three categories that comprise the majority of the variance are manpower, depreciation, and maintenance.  Manpower increased due to the additional staff required to run the refinery.  Depreciation is higher due to an adjustment of $345,000 in the third quarter of 2001.  The adjustment was a result of updating the number of years for the estimated useful life of an asset.  Board margins were much lower in the third quarter of 2002 compared to the same quarter in 2001.  The net effect of this was a reduction of $1.8 million in gross margin.  This was offset, however, by an increase in the basis adjustment of $1.4 million for the third quarter of 2002 compared to the same quarter of 2001.

General and Administrative Expense – General and Administrative expense increased $50,000 or 8.8% for the third quarter of 2002 compared to the same period in 2001.  This increase represents the higher amounts paid for professional services related to the LLC conversion.

Interest Expense – Interest expense increased $87,000, or 89.6% for the third quarter of 2002 compared to the same period in 2001.  The increase was due to higher debt levels caused by carrying larger values in accounts receivable and inventory, and the early payment of patronage due to the reorganization.  During the third quarter of 2002, we had outstanding debt of $24.3 million, borrowed at 3.81% interest.  During the third quarter of 2001, we had outstanding debt of only $7.8 million, borrowed at 4.96%.  The increase in accounts receivable is due to the extended payment terms granted for the sales of R&B oil compared to the normal terms for the sales of crude soybean oil.  The R&B oil is sold on 25-day terms, compared to the crude oil sold on “Cash Receipt of Invoice” terms.  Inventory is at a higher carrying value because of the large volume of crude oil stored offsite due to higher anticipated values in storing oil, verses selling in the current market.

Net Income – Net income decreased $1.4 million or 43.3% to $1.8 million for the third quarter of 2002 from $3.1 million for the third quarter of 2001.  This primarily is a result of the lower gross profit, which was discussed above, combined with the additional interest expense due to the higher debt balances.

Comparison of the nine months ended September 30, 2002 and 2001

The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Nine Months Ended September 30,
	2002		2001
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Soybean Processing	106,368		110,854
Oil Refining	4,792
Other	102		99
Total	111,262		110,953

Gross Profit	5,129	4.6%	3,289	3.0%

General and Administrative expense	1,984	1.8%	1,476	1.3%
Other Operating expense (income)	(1,776)	-1.6%	(3,512)	-3.2%

Operating Income:
Soybean Processing	4,975	4.5%	5,264	4.7%
Oil Refining	(296)	-0.3%		0.0%
Other	244	0.2%	61	0.1%
Total	4,923	4.4%	5,325	4.8%

Revenue – Revenue increased $309,000 or .3% to $111.3 million for the nine months ended September 30, 2002 from $111.0 million for the nine months ended September 30, 2001. This was caused by an increase in the cash sales price in both meal and oil.  The average sales price of meal for the nine months ended September 30, 2002 was $164.25 compared to $153.77 for the same period in 2001.  The average sales price of oil sold was $.1674 for the nine months ended September 30, 2002 compared to $.1307 for the same period in 2001.  The net effect was a 6.8% increase in the price of meal, and a 28% increase for the price of oil.  The quantity of meal sold during the nine months ended September 30, 2002 increased by 1.6% to 450,000 tons from 442,000 tons sold in the nine months ended September 30, 2001.  The quantity of oil sold during the nine months ended September 30, 2002 decreased by 8% to 192 million pounds from 209 million pounds sold in the nine months ended September 30, 2001.

Gross Profit – Gross profit increased $1.8 million, or 55.9%, to $5.1 million for the nine months ended September 30, 2002 from $3.5 million for the nine months ended September 30, 2001.  Production expenses were $324,000, or 4% higher than the same nine-month period of 2001.  This was due to depreciation being higher due to an adjustment of $345,000 in the third quarter of 2001.  The adjustment was a result of updating the number of years for the estimated useful life of an asset.  The net basis (the difference between CBOT traded commodity price and the local cash price of a commodity) impact to the gross margin increased $1.4 million, or 69% for the nine months ended September 30, 2002 compared to the same period in 2001.

General and Administrative Expense – General and Administrative expense increased $508,000 or 34.4% for the nine months ended September 30, 2002 compared to the same period in 2001.  The increase is primarily related to the professional costs associated with the conversion from a Cooperative to an LLC.

Interest Expense – Interest expense increased $14,000, or 4.1% for the nine months ended September 30, 2002 compared to the same period in 2001.  The increase was due to lower debt levels in the first three months of 2002 compared to 2001, which were offset by higher debt levels in the third quarter of 2002 compared to that of 2001.  The interest rates in effect for the nine months ended September 30, 2002 have been lower than for the nine months ended September 30, 2001 which has helped to keep the interest expense substantially the same for these periods even though our debt balance as of September 30, 2002 is substantially higher than it was on September 30, 2001.  The following chart shows our debt balance, interest expense and interest rate for these periods:

	1st Quarter	2nd Quarter	3rd Quarter	Total
Debt Balance
2001	10,384	13,678	7,752
2002	5,536	16,544	24,147
Interest Expense
2001	160	105	97	347
2002	86	91	185	362
Interest Rate
2001	7.13%	5.81%	4.96%
2002	3.93%	3.87%	3.81%

The higher debt balances at September 30, 2002 are due to increased accounts receivable and inventory.  The increase in accounts receivable is due to extending payment terms granted to customers for the sales of refined oil, and the increase in inventory is due to storing 33 million pounds of oil at the Brewster site.  The increase in these two categories is $14.5 million at September 30, 2002 compared to September 30, 2001.

Net Income – Net income decreased $402,000 or 7.5% to $4.9 million for the nine months ended September 30, 2002 from $5.3 million for the nine months ended September 30, 2001.  This primarily is a result of the reduction in miscellaneous income received by $1.7 million, or 51.8%, to $1.8 million, compared to the $3.5 million received in the nine months ended September 30, 2001.  This variance was caused by the difference in patronage income allocated to us by Cenex Harvest States.  In the past, we received patronage on all of the crude oil sold to CHS, which was allocated to us in the following year.  In 2002, the patronage allocation was $.00103 per pound compared to $.00904 per pound allocated in 2001.  This decrease resulted in $2.1 million less patronage income.  We do not anticipate receiving patronage income in the future due to fewer sales to CHS, combined with the conversion of the organization into an LLC.

Segment Disclosures

	Quarter Ended September 30,		Nine Months Ended September 30,
Soybean Processing	2002	2001	2002	2001

Revenue	$43,077	$38,877	$106,368	$110,854

Operating Income	$2,244	$3,084	$4,975	$5,264
% of Revenue	5.2%	7.9%	4.7%	4.7%

Soybean processing is the primary segment of South Dakota Soybean Processors, (SDSP).  Only in the past two months has SDSP begun the new segment of refining crude oil, and thus, revenue and operating income have been limited.  The discussions in the preceding sections describe the variances between revenue and operating income, which relate to the soybean-processing segment.

	Quarter Ended September 30,		Nine Months Ended September 30,
Oil Refining	2002	2001	2002	2001

Revenue	$4,792	$—	$4,792	$—

Operating Income	$(296)	$—	$(296)	$—
% of Revenue	-6.2%		-6.2%

The Oil Refining segment began operation in August 2002.  This segment processes the crude soybean oil produced by the Soybean Processing segment through a series of processes and filters to create the product known in the industry as “R&B” (Refined and Bleached) oil.  We have a supply agreement with a strategic partner to provide them with a consistent supply of

R&B oil.  The oil is transported by rail from our plant in Volga, SD to one of the customer’s facilities where it is further processed and then packaged for the edible oil market.

Revenue in the refining segment in each of the third quarter and the nine months ended September 30, 2002 was $4.8 million.  There were no revenues in 2001 for this segment.  The $4.8 million of revenue was based on 23 million pounds of R&B oil sold, as well as 1.8 million pounds of soapstock sold.  Soapstock is a by-product of the refining process.  It consists of the gum material that is removed from the crude oil in the first stages of the process.  The soapstock has limited market potential, but can be used in feed because of the protein that remains in the gums.  In addition to selling the soapstock, it can be processed further into a product known as lecithin.  Lecithin is an emulsifier and is used in many edible and non-edible products.  The lecithin has increased market potential over the soapstock, but requires additional cost to produce, and there is currently an abundant supply in the market place.  We will be producing a combination of the two by-products as we continue in this segment.

The operating loss for the refining segment for each of the third quarter and the nine months ended September 30, 2002 was $296,000.  This was due to high overhead caused by the start-up of the segment.  Extra labor was used to get the equipment operational to meet the deadline imposed by the supply agreement, and extensive training of personnel was needed for the start-up activities.

	Quarter Ended September 30,		Nine Months Ended September 30,
Other	2002	2001	2002	2001

Revenue	$46	$85	$102	$99

Operating Income	$(168)	$57	$244	$61
% of Revenue	-365.2%	67.1%	239.2%	61.6%

The other segment contains other income and expenses not related to either soybean processing or the refinery.  The two main sources of revenue in this segment are from sales of SoyOyl® and Management Income.  SoyOyl® is a product which we process crude oil into a substance that when mixed with other chemicals forms polyurethane.  This polyurethane product is rather new in the market, and has been undergoing research and development for the past couple of years.  SDSP processes the soybean oil and has an exclusive supply agreement with Urethane Soy Systems Co. “USSC” to provide this processed oil.  SDSP has a patent pending for the process of the crude oil.  USSC has a patent for the polyurethane product made with processed vegetable oil and other non-petroleum chemicals.

Management Income currently consists of the income earned from the Minnesota Soybean Processors (MnSP) project.  They have hired us as construction manager for their new soybean processing facility in Brewster, MN.  The management income was determined to be 10% of the equity raised for the project.  We recognize income as it is earned at SDSP based on percentage of completion of the project.  The project was divided into four stages, and a time period was established for each stage.  We adjust the time period each month if a particular stage appears that it will take longer to complete than anticipated.  For the 3-month period ended September 30, 2002 we recognized management income of $85,000 compared to $31,000 for the

3-month period ended September 30, 2001.  Allocated expenses against the management income were $130,000 and $0 for the 3-months ended September 30, 2002 and 2001 respectively.  For the 9-month period ended September 30, 2002 we recognized management income of $735,000 compared to $31,000 for the 9-month period ended September 30, 2001.  Allocated expenses against the management income were $130,000 and $0 for the 9 months ended September 30, 2002 and 2001 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Operating activities used $4.0 million for the nine months ended September 30, 2002, compared to providing $9.0 million for the nine months ended September 30, 2001.  The primary variance is the amount of the change in assets and liabilities.  This changed by $14.1 million as a result of larger stocks of crude oil owned, and increased accounts receivable carried due to the change in terms offered on refined oil.

Cash Flows from Investing Activity

Investing activities used $5.9 million during the nine-month period ending September 30, 2002.  This $5.9 million of expenditures consisted of equipment purchases for the plant, $1.4 million towards the construction of an oil storage tank at Brewster, Minnesota, as well as $4.1 million towards the oil refinery at Volga, South Dakota.  The total completed project cost of the oil storage tank, including the rail sidings, is approximately $2.3 million.  The tank itself was completed in April 2002, and rail tracks and loadout facilities are scheduled to be installed by November 1.  The oil refinery is projected to cost $4.9 million.  The refinery is completed, however small adjustments to the equipment and the associated storage facility are still under construction, and as such, and the project is still incurring additional capital costs.

Cash Flows from Financing Activity

Net cash provided by financing activities for the nine-month period ending September 30, 2002 was $7.9 million, and $2.9 million was used for the same period ending September 30, 2001.  During the nine months ended September 30, 2002, we made a patronage dividend payment to our members of $5.5 million.  This payment was offset by our drawing an additional $13.4 million of financing on our lines of credit from CoBank.

CoBank is our primary lender.  Effective February 26, 2002, we have two lines of credit established with CoBank to meet the needs of the company.  The first is a revolving long-term loan agreement.  Under the terms of this loan, we began with a $16.0 million credit line that increases in increments to $21.0 million by May 1, 2003, and then reduces by $1.3 million approximately every six months thereafter with a final payment equal to the remaining unpaid principal balance of the loan on March 20, 2011.  The revolving loan is set up so we can borrow funds as needed up to the credit line maximum, and pay down whenever excess cash is available.  Once we pay it down, the credit line increases, and we have full access to borrow those funds again if needed.  We pay a 0.5% annual commitment fee on any funds not borrowed.

The second credit line is a revolving working capital loan agreement that expires on March 31, 2005, unless extended by CoBank.  The primary purpose of this loan is to finance inventory and receivables.  The maximum availability under this credit line ranges from $6.0 million to $10.0 million for particular commitment periods during the term of the loan to match our anticipated needs with respect to carrying inventory.  For example, we have higher lines established during the months of October through May to cover the carrying costs of soybeans that are piled outside during the harvest season.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid incurring the commitment fee on funds not borrowed.

Both CoBank loans are set up with a variable rate option.  The variable rate is set by CoBank and changes weekly, on the first business day of each week.  We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period.  We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  The balance borrowed on the revolving term loan was $18.2 million, and $6.3 million as of September 30, 2002 and 2001, respectively.  The seasonal working capital loan had a borrowed balance of $5.4 million and $0 on September 30, 2002 and 2001, respectively.  The interest rate on both of these loans as of September 30, 2002 was 3.88%

We have a loan administered by the South Dakota Governor’s Office of Economic Development.  This loan is an Agriculture Processing and Export fund loan (APEX).  The principal was in the original amount $150,000 financed at 5% per annum.  This loan has a balloon payment at the end of six years, which is on December 1, 2002.  We also had a Revolving Economic Development and Initiative Fund (REDI), administered by the South Dakota Governor’s Office of Economic Development that was originally $1.05 million, financed at 3% annually with a balloon payment after 5 years.  The loan matured on December 1, 2001.

Principal payments on the APEX loan for the nine months ended September 30, 2002 were $4,286, and $4,077 for the nine months ended September 30, 2001.  Principal payments on the REDI loan were $0 and $32,776 for the nine months ended September 30, 2002 and 2001 respectively.  The balance borrowed on the APEX loan was $120,896 and $126,533 on September 30, 2002 and 2001 respectively.

We have a note payable to the Brookings County Railroad Authority.  This note is a ten-year note for $575,000, financed at 5%, which matures on September 1, 2007.  Semi-annual principal and interest payments are due in February and August.  Railroad track sidings located at the plant secure the note.  Principal payments on the Brookings County Railroad Authority note were $55,538 and $52,862 for the nine months ended September 30, 2002 and 2001 respectively.

We have a long-term payable contract with the City of Volga for an error in the billing of electricity due to a faulty city meter that occurred between 1996 and 1999.  Payments are made at a rate of $3,229 per month without interest.  The contract matures on December 31, 2003.

Payments of $29,061 were made in both of the nine-month periods ending September 30, 2002 and September 30, 2001.

We have a note payable with the Butler Machinery Company to finance a new caterpillar skid steer.  Payments are made annually in October for $4,337, at 0% interest.  The note matures on October 31, 2004.  There were no payments made in either of the nine-month periods ending September 30, 2002 and September 30, 2001.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have lease commitments under operating leases for rail cars, various types of vehicles, lab and office equipment, and oil storage tanks.

We lease 299 hopper rail cars and 10 oil tank cars from GE Capital.  There are five separate leases, three with 18-year terms, and one with a 5-year term.  The final lease expires in December 2018.  These leases require monthly payments of $123,890.  There is an additional lease with Trinity Capital for 100 oil tank cars, with monthly lease payments of $38,300.  Lease expense for rail cars was $3.0 million and $1.1 million for the nine-month periods ending September 30, 2002 and 2001, respectively.  The hopper rail cars earn mileage credit from the railroad through a sublease program.  Mileage credit income was $2.5 million and $1.1 million for the nine-month periods ending September 30, 2002 and 2001, respectively.

In addition to the rail car leases, we have several operating leases for various equipment and storage facilities.  Total lease expense was $448,140 for the nine-month period ending September 30, 2002 and $312,441 for the nine-month period ending September 30, 2001.  Some of these leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

Minimum future lease payments, required under the operating leases are as follows:

Year	Rail Cars	Other	Total

2002	$858,240	$162,172	$1,020,412
2003	1,946,280	104,264	2,050,544
2004	1,946,280	33,366	1,979,646
2005	1,946,280	33,366	1,979,646
2006	1,899,030	33,116	1,932,146
Thereafter	24,132,050	42,322	24,174,372

	$32,728,160	$408,605	$33,136,765

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 143, SFAS No. 145, and SFAS No. 146.  SFAS No. 143, “Accounting for Asset Retirement Obligations”,

addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

We are currently analyzing the effects of adoption of these pronouncements; and we do not expect the implementation of these pronouncements to have a significant impact on the financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodities Risk & Risk Management.  To reduce the price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or options futures contract) on a regulated commodity futures exchange, the Chicago Board of Trade.  While hedging activities reduce the risk of loss from increasing market values of soybeans, such activities also limit the gain potential which otherwise could result from significant decreases in market prices of soybeans.  Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time.  Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions.  Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity.  Hedging arrangements do not protect against nonperformance of a cash contract.

At any one time, our inventory and purchase contracts for delivery to the plant may be substantial.  We have risk management policies and procedures that include net position limits.  They are defined by commodity, and include both trader and management limits.  This policy and procedure triggers a review by management when any trader is outside of position limits.  The position limits are reviewed at least annually with the Board of Directors.  We monitor current market conditions and may expand or reduce the limits in response to changes in those conditions.

Foreign Currency Risk.  We conduct essentially all of our business in U.S. dollars and have no direct risk regarding foreign currency fluctuations.  Foreign currency fluctuations do however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of and demand for U.S. agricultural products compared to the same products offered by foreign suppliers.

Interest Rate Risk.  We manage exposure to interest rate changes by using variable rate loan agreements with fixed rate options.  Long-term loan agreements can utilize the fixed option through maturity; however, the revolving ability to pay down and borrow back would be eliminated once the funds were fixed.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls.  There were no significant changes our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

Forward-looking statements involve numerous assumptions, risks and uncertainties.  Our actual results, actual business, or other conditions may differ materially from those contemplated by any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report.  We cannot guarantee future results or performance, or what future business conditions will be like.  We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Changes in Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On July 17, 2002, we made a tender offer to Urethane Soy Systems Company (USSC) to purchase a minimum of 47%, and up to a maximum of 56%, of the other owners’ voting shares.  We are seeking to gain management control of USSC.  We currently own 4% of the shares in USSC, and with the minimum purchase would control 51% of the voting shares.  As of November 11, 2002, terms are still under negotiation, and there is no assurance that the transaction will be completed on the proposed terms or at all.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.  None.

(b)           Reports on Form 8-K.  No reports on Form 8-K were filed during the quarter ended September 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: November 13, 2002
	By	/s/ Constance M. Kelly
Constance M. Kelly
Chief Financial Officer

CERTIFICATIONS

I, Rodney G. Christianson certify that:

1.              I have reviewed this quarterly report on Form 10-Q of South Dakota Soybean Processors, LLC;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.               Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of  registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.               Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

By /s/ Rodney G. Christianson

Rodney G. Christianson Chief Executive Officer

I, Constance M. Kelly certify that:

1.              I have reviewed this quarterly report on Form 10-Q of South Dakota Soybean Processors, LLC;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.              Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.               Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of  registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.               Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

By /s/ Constance M. Kelly

Constance M. Kelly Chief Financial Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
2.1

Plan of Reorganization(1)

3.1(i)	Articles of Organization(2)
3.1(ii)	Operating Agreement, as adopted on July 1, 2002(3)
3.1(iii)	Articles of Amendment to Articles of Organization(3)
4.1	Form of Class A Unit Certificate(4)
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

(1)  Incorporated by reference from Appendix A to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-75804).

(2)   Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-75804).

(3)   Incorporated by reference from the same numbered exhibit to the issuer’s quarterly report on Form 10-Q filed with the SEC on August 14, 2002.

(4)   Incorporated by reference from the same numbered exhibit to the issuer’s Registration Statement on Form S-4 (File No. 333-75804).