Form 10-K
period 2002-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2003-03-27
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

COMMISSION FILE NO. 333-75804

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

(Exact Name of Registrant as Specified in its Charter)

South Dakota	46-0462968
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Caspian Avenue, Post Office Box 500, Volga, South Dakota 57071
(Address of Principal Executive Offices)

(605) 627-9240
(Registrant’s Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the common equity of the registrant and its predecessor held by non-affiliates as of June 30, 2002 was approximately $42,064,372.50 based on the average sales price of its predecessor’s equity shares on June 18, 2002, which was the latest date of sales prior to June 30, 2002.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  As of the date of this filing, there were 14,129,250 Class A capital units of the registrant outstanding.

Part I

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This information in this annual report on Form 10-K for the year ended December 31, 2002, contains “forward-looking statements” within the meaning of the private securities litigation reform act of 1995 with respect to the business and operations of South Dakota Soybean Processors and our affiliates. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to members and security holders. Words and phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the level of commodity prices, loss of member business, competition, changes in the taxation of limited liability companies, compliance with laws and regulations, perceptions of food quality and safety, business interruptions and casualty losses, access to equity capital, consolidation of producers and customers, alternative energy sources, and the performance of our Soy Processing, Oil Refining, and Other business segments. Other risks or uncertainties may be described from time to time in the company’s future filings with the Securities and Exchange Commission.

We undertake no obligation to revise any forward-looking statements to reflect future events or circumstances.

Item 1.                         Business

Industry Information

The soybean processing industry converts soybeans into soybean meal and crude soybean oil. Food ingredients are the primary end use for the oil, while the meal is consumed mostly by animals. Crude soybean oil is refined primarily for use in processed foods, such as margarine, salad dressings, and baked goods and, to a more limited extent, industrial uses. The U.S. soybean processing industry is currently projected to grow at an annual rate of approximately 1½%.

Soybean production is concentrated in the central United States, Brazil, China, and Argentina. In the 2002/2003 harvest season, the United States produced approximately 2.7 billion bushels of soybeans. It is estimated that 60% of those soybeans will be processed domestically, 35% will be exported as whole soybeans, and 5% will be retained for seed and residual use. Historically, there has been adequate soybean production in the upper Midwest to supply the local soybean processing industry, even in years when a substantial amount of soybeans has been exported.

Soybean processing plants, also known as crushing plants, are generally located close to adequate sources of soybeans and a strong demand for meal that decreases transportation costs. Poultry and swine dominate the usage for soybean meal in the United States. On average, exports of soybean meal account for 15 to 20% of the total use. A bushel of soybeans typically yields approximately 44 pounds of protein-rich meal, and 11 pounds of crude oil when crushed.

Refineries are generally located close to the crushing plants. Oil is shipped throughout the U. S. and for export. Approximately 90% of the soybean oil produced in the U.S. is consumed domestically and the remaining 10% exported. Approximately 96% of the domestic consumption is used in food applications and 4% is used in industrial applications.

The U.S. soybean processing industry is comprised primarily of 15 different companies operating 64 plants in 22 states. It is a mature, consolidated, and vertically-integrated industry with four companies controlling nearly 85% of the processing. The four companies include Archer Daniels Midland (ADM), Bunge, Cargill, and Ag Processing, Inc. (AGP).

Soybean processing margins are cyclical, characteristic of a mature, competitive industry. In addition, while the price of soybeans may fluctuate substantially from year to year, the prices of meal and oil generally track with the soybeans, although not necessarily on a one for one basis, and therefore, margins can be variable.

Overview of South Dakota Soybean Processors, LLC

In 1993, a group of soybean producers in eastern South Dakota formed South Dakota Soybean Processors, referred by many as SDSP, to build the first soybean crushing facility in the United States since 1978. The organizers raised funds for the plant from over 2,000 area soybean producers. Ground-breaking ceremonies were held in September of 1995 at the plant site on the east side of Volga, South Dakota. We began operations in late 1996. Originally designed to crush 16 million bushels of soybeans per year, our plant capacity has since been increased to crush 28 million bushels per year, or more than 80,000 bushels of soybeans per day. This represents a capacity of 1.6% of the total soybean crushing industry.

Our primary business is processing locally grown soybeans into soybean meal, crude soybean oil, and soybean hulls. In addition to these products, we added an oil refinery to the Volga site to process crude soybean oil into R&B (Refined and Bleached) oil. Our soybean meal is primarily sold to livestock feed companies and independent livestock producers as a high protein livestock feed additive. Our R&B oil is sold to an independent oil refiner through a supply agreement for further processing into food grade oil. Our crude soybean oil is sold to refineries for further processing into food products, as a feed ingredient, and some industrial uses. Our soybean hulls are either blended back into the soybean meal or sold separately, either pelleted or loose, as a fiber source in livestock diets.

We plan to maintain our competitive position in the marketplace by producing a high quality product, and operating a highly efficient operation at the lowest possible cost. At the same time, we plan to gradually increase our production capability to compete more effectively against higher capacity competitors such as ADM, Cargill, AGP, Bunge, and Cenex Harvest States.

We are also taking initiatives to move our products up the value-added product chain. As part of this effort, we are reviewing industrial applications in plastics and energy. Finally, we are pursuing strategic alliances to help meet our overall goals, such as our relationship with Urethane Soy Systems Company, Inc. and Minnesota Soybean Processors.

Our primary business objective is to maximize cash distributions to our members from the profits generated through our operations and investments. At the same time, our management recognizes the need to maintain our financial strength, and to consider and implement growth strategies that will allow us to continue meeting these objectives over time.

Reorganization

South Dakota Soybean Processors was originally organized on December 6, 1993, as a South Dakota cooperative, which is entitled to single-level, pass-through tax treatment on income generated through the members’ patronage. This allows the company to pass our income on to our members in the form of distributions without first paying taxes at the company level, similar to a partnership. However, as we have grown the continuing availability of this advantageous tax treatment was becoming less and less predictable. Accordingly, in 2001 the cooperative’s Board of Directors approved a plan to reorganize into a South Dakota limited liability company (LLC), which may elect to be taxed as either a partnership or a corporation. By reorganizing as an LLC, the board plans to retain our historic single-level income tax treatment by electing to be taxed as a partnership.

The plan of reorganization was duly approved by our members at a meeting held on June 20, 2002, and the reorganization became effective July 1, 2002. The transaction was an exchange of interests whereby the assets and liabilities of the cooperative were transferred for capital units of the newly formed limited liability company, Soybean Processors, LLC. The capital units were distributed to our members upon dissolution of the cooperative at a rate of one capital unit of the LLC for each share of equity stock owned in the cooperative. The distribution of capital units to our members was registered under the Securities Act of 1933. For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction. Upon completion of the reorganization, the name of the limited liability company was changed to South Dakota Soybean Processors, LLC.

Historically, the cooperative’s fiscal year end had been August 31; however, as a limited liability company we will be required to operate on a December 31 fiscal year end on a going-forward basis. Our historical financial statements and other information in this report include the operations of our predecessor cooperative prior to the reorganization, and periods subsequent to the reorganization have been restated to a December 31 year end.

Products & Services

Currently, we divide our operations, products and services, and the related revenues and net income into three segments; Soy Processing, Oil Refining, and Other. The Soy Processing segment processes whole soybeans into soybean meal, crude soybean oil, and soybean hulls. The Oil Refining segment purchases crude oil from the Soy Processing segment to refine and bleach for sale into the food grade market. The Other segment contains our investments, SoyOyl® revenues and expenses, as well as management fees for various projects.

Soy Processing Segment

Dollars in Thousands	Year Ended December 31,
	2002	2001	2000

Revenue	$141,942	$148,228	$145,264

Operating Income	$6,888	$7,382	$5,825
% of Revenue	4.9%	5.0%	4.0%

Total Assets	$56,094	$56,543	$53,568

In this segment, our products include soybean meal, crude soybean oil, and soybean hulls, which are all generated from the same basic crushing process. Each sixty-pound bushel of soybeans crushed at our Volga plant yields approximately 44 pounds of meal, 11 pounds of oil, and 4 pounds of hulls, accounting for approximately 68%, 20% and 12%, respectively, of revenues in this segment for 2002.

Soybean Meal.  We produce approximately 616,000 tons of soybean meal each year. The meal is shipped out by truck and rail car. Primary markets include the local truck market, the Pacific Northwest, and exports to Canada. Over the years, we have shipped meal into 22 states and 4 Canadian Provinces. Significant meal customers in 2002 included Land O’ Lakes, Commodity Specialists, and Eastman Feeds out of Winnipeg, Canada.

As a commodity, soybean meal sales are highly price sensitive, and we offer substantial discounts to those customers who purchase large quantities of meal. A plant’s protein quality and loading facilities are also factors which are considered by customers.

Soybean Oil. We produce approximately 157,000 tons of crude soybean oil. Since the completion of our on-site refinery, the majority of the crude soybean oil we produce is further refined at the plant site; however, it was previously sold to a variety of customers in both the U.S. and Canada. Significant crude soybean oil customers in 2002 included Cenex Harvest States and Cargill. SDSP is a registered delivery point for the Chicago Board of Trade (CBOT) soybean oil futures contract. We deliver crude soybean oil against the CBOT futures contracts at the Volga site when market conditions dictate. We have also rented storage space at other locations to take advantage of the CBOT soybean oil delivery program. We receive a storage payment through the CBOT for all oil that is delivered into this program.

Soybean Hulls. In addition to soybean meal and crude soybean oil, we produce approximately 49,000 tons of soybean hulls annually. The hulls are either blended back into the soybean meal or sold in a loose or pelleted form as a fiber source for livestock. Soybean hulls are not traded in the futures market. Cash markets include local beef and dairy producers and feed mills throughout the United States.

Oil Refining Segment

Dollars in Thousands	Year Ended December 31,
	2002	2001	2000

Revenue	$17,384

Operating Income	$(381)	$—	$—
% of Revenue	-2.2%

Total Assets	$9,815

The Oil Refining segment began operation in August 2002 with the start-up of our on-site refining facility adjacent to our crushing plant in Volga, South Dakota. The Oil Refining segment processes the crude soybean oil produced by the Soybean Processing segment through a series of processes and filters to create the product known in the industry as “R&B” (Refined and Bleached) oil.

We have an exclusive supply agreement with a strategic partner, ACH Foods, to provide its facilities with a consistent supply of R&B oil on a general requirements basis. We have a fixed pricing terms established for the first five years, with the option to renegotiate the price thereafter. The oil is transported by rail from our plant to one of ACH Foods’ facilities where it is further processed and then packaged for the edible oil market.

Soapstock is a by-product of the refining process. It consists of the gum material that is removed from the crude oil in the first stages of the process. The soapstock has limited market potential, but can be used in feed or processed further into a product known as lecithin, which is an emulsifier that is used in many edible and non-edible products. We plan to produce a combination of these two by-products as we continue in this segment.

Other Segment

Dollars in Thousands	Year Ended December 31,
	2002	2001	2000

Revenue	$163	$30	$9

Operating Income	$106	$353	$2
% of Revenue	65.0%	1176.7%	22.2%

Total Assets	$4,376	$2,138	$1,462

The other segment consists of two primary revenue streams and expenses. They are the sales of modified crude soybean oil to Urethane Soy Systems Company (USSC) for use in a polyol product, and management fees charged to clients who hire us to perform management functions such as Minnesota Soybean Processors (MnSP).

Urethane Soy Systems Company, Inc.

USSC is a Princeton, Illinois based producer of SoyOyl®, a polyol made from soybean oil. Polyol is a key chemical in foam formulation that reacts with other ingredients to form different types of polyurethane foam, which can be used in a variety of products such as insulation, packaging, furniture padding, carpet backing and footwear. USSC holds the patent for SoyOyl® and a number of related production processes and industrial uses.

We have the exclusive rights to supply soybean oil to USSC to make SoyOyl® until 2014. We have also been assigned the rights to a patent relating to the modification of crude soybean oil for use in industrial applications such as manufacturing SoyOyl®. In February 2001, the developer of this process filed an application to patent the process with the United States Patent and Trademark Office and subsequently assigned the rights to the process and any future patent to us. A patent for the process was granted in 2002. Because this patent is only for the initial refining process to prepare crude soybean oil for industrial uses, and SoyOyl® itself is already patented, we do not anticipate that our SoyOyl®operations would be materially harmed if we did not have this patent.

We currently sell 100% of the SoyOyl® we produce to USSC for resale to manufacturers who use it in their products. If demand for SoyOyl® increases, we will need to expand our SoyOyl® production facilities. We expect the profits from SoyOyl® sales to fund the cost of these capital expenditures if sales increase at a reasonable pace. However, if demand for SoyOyl® increases rapidly, we may need to obtain debt financing or expend cash funds that would otherwise be available for distributions to members to expand the project.

We originally purchased a 4% ownership in USSC in May 2000 for $1 million. Effective January 2003, we agreed to invest an additional $8.55 million to acquire a 58% majority ownership interest in USSC by purchasing shares from existing shareholders and newly issued shares from USSC. We will also take over the management of USSC.

The Stock Purchase Agreement requires us to pay $1,377,000 of the purchase price to the USSC shareholders by October 27, 2003. The remainder of the purchase price to the shareholders becomes due in three equal annual installments of $891,000 on the first, second, and third anniversary of the first payment date. We are required to pay the purchase price to USSC for the newly-issued shares in twelve equal quarterly payments of $375,000 beginning January 1, 2003. Our Board of Managers is considering an offering of additional capital units of SDSP, to finance the balance of the purchase price to USSC and the shareholders; however, no final decision has been reached and other financing alternatives may be considered.

Minnesota Soybean Processors.

In August 2000, we entered into an agreement with Minnesota Soybean Processors (MnSP) to provide construction management for a new soybean processing plant located in Brewster, Minnesota. Under the contract, we will be paid 10% of the total equity raised, and we agreed to reinvest 80% of the construction management fees in equity of the new company. We estimate that our percentage ownership in the company will be approximately 10% after we have completely reinvested the construction management fees pursuant to our agreement. In addition, we made a total of $1 million in interest-free loans backed by retained local earnings available to our members to invest in MnSP. Approximately $500,000 in interest-free loans has been committed to our members through this program.

MnSP completed its equity fundraising in April 2002, raising a total of approximately $29 million. Construction began approximately six months later and is scheduled to be completed in the fall of 2003. Once MnSP begins production, we will provide management and marketing services to MnSP, including the day-to-day management control of MnSP’s plant under a Services and Management Agreement with MnSP pursuant to which we will be paid primarily on a cost-sharing basis.

We also purchased land that MnSP held an option on near Brewster, Minnesota for $150,000 and built a 63 million-pound oil storage tank and loading facilities at that site. We currently use the tank to store oil. The construction cost for the tank was approximately $2.6 million. Once MnSP becomes operational, we plan to sell the land, storage tank, and loading facilities to MnSP. We are currently negotiating the terms of the proposed sale and do not currently have a definitive agreement to sell the tank to MnSP.

New Projects.

In September of 2001, we received a $500,000 matching Value-Added Agricultural Product Market and Development Grant (VADG) from the United States Department of Agriculture. The grant is to help fund the cost of exploring the feasibility of further value added ventures. Under the terms of the grant, the United States Department of Agriculture will contribute 50% towards the budgeted expenses incurred for our projects, up to a total grant of $500,000. To date we have collected over $100,000 of grant money related to our oil refinery project. The estimated timeline to complete our remaining projects ranges from June 2001 through July 2004.

Raw Materials and Suppliers

We procure soybeans through a network of local soybean producers and country elevators. In 2002 soybean production in a 50-mile radius of the plant was approximately 35 million bushels or 1.25 times the plant needs. Production of soybeans in South Dakota has averaged approximately 140 million bushels over the last three years. We control the flow of soybeans into the plant with a combination of price and contracting options. Threats to the soybean supply include weather, changes in government programs, and competition from other processors and export markets. The refining plant receives its entire supply of crude soybean oil from our crushing plant.

Utilities

We use natural gas and electricity to operate the crushing and refining plant. Natural gas is used in the boilers for process heat, and for soybean drying. NorthWestern Energy provides natural gas service to the plant on an interruptible basis. We are at risk to adverse price fluctuations in the natural gas market, but we do have the capability to use fuel oil as a back up for natural gas if market conditions dictate. We employ forward contracting to offset some of this risk. Our electricity is supplied by the City of Volga. A long term contract on electricity helps offset some of the price exposure on electrical rates.

Sales, Marketing and Customers

Our principal markets can be broken into two segments: local (South Dakota, Minnesota, and the Canadian providence of Saskatchewan), and the Pacific Northwest (considered a regional market consisting of the states of Oregon, Washington, and the Northwest Canadian Providences of Alberta and British Columbia). Favorable freight rates are the primary motivator in determining demand for commodity products. We generally deliver to local markets by truck and to the regional markets by rail. Our rail service is provided by the DM&E rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP) for meal and crude oil shipments.  The BNSF is the primary carrier into the Pacific Northwest, and the UP is used for approximately 50% of the shipments in the California market.  Refined oil is shipped via the DM&E, Canada Pacific and Canada National lines.  The table presented below lists the percentage of sales by quantity of product sold within various markets for 2002.

	Soybean Meal	Soybean Oil	Soybean Hulls	Refined Oil
South Dakota	14%	1%	46%
Minnesota	14%	65%	21%
Other U.S. States	54%	29%	33%	100%
Export (including Canada)	17%	5%	1%

We generally market and sell all of our products ourselves instead of using brokers. We sell the majority of our products using “shipment” or “to ship” contracts which are either priced (meaning the entire price of the commodity has been established including futures price, basis, and freight) or basis only (which means only the basis and freight have been fixed).

Competition

We are the only significant hexane extraction plant in South Dakota and we believe that we have approximately 17% of the soybean crushing market in the Upper Midwest and 1% in the United States based on our crush capacity of 80,000 bushels per day. We plan to maintain our competitive position in the market place by producing a high quality product and operating a highly efficient operation at the lowest possible cost. At the same time, we plan to gradually increase our production capability to compete more effectively against higher capacity competitors like ADM, Cargill, Bunge, Ag Processors, and Cenex Harvest States.

Government Regulation and Environmental Matters

Hexane recovery is critical in the crushing operation and is closely monitored by the Environmental Protection Agency. Current regulations require that the amount of hexane lost in the extraction process not exceed 0.3 gallons per ton of soybean oil produced on a rolling 12-month average, and our production process currently meets this requirement. New regulations will take effect in 2004, which will require that the amount of hexane lost in the extraction process not exceed 0.2 gallons per ton of soybean meal produced on a rolling 12-month average. Our current loss levels meet this requirement.

As part of a Compliance Plan with the South Dakota and Federal Departments of Environment and Natural Resources, we installed a new zero process discharge system to replace our conventional wastewater system and are currently in compliance with our surface water discharge permits. We are obligated to provide ongoing compliance reports to the Department of Environment and Natural Resources. Capital expenditures towards this project were approximately $481,000.

We maintain a spill prevention plan that contains the necessary procedures to minimize spill events and provide emergency notification, if necessary. It also contains the required information pertaining to spill containment procedures in the event a spill does occur, and the proper spill clean-up procedures. The plan places us in compliance with the provision of 40 CFR, Part 112, of the Federal Regulations on oil pollution prevention, and the provisions of SARA, Superfund Amendments and Reauthorization Act, 1986. It also addresses all known potentially polluting materials at our plant. At this time, there are no known hazardous wastes generated at our plant.

We also maintain an EPA Facility Response Plan. This plan is also prepared according to the guidelines of 40 CFR, Part 112, and pursuant to the Oil Pollution Act of 1990. This plan is designed to emphasize oil spill prevention and oil spill response preparedness.

Employees

We currently employ 88 individuals, consisting of 17 employees in administration, commercial and support service, and 71 in the plant. All but 19 of our employees are full-time. We have no unions or other collective bargaining agreements.

Item 2.                         Properties

We conduct our operations in three principal facilities; one is used for actual product production, one for crude soybean oil storage, and one as an administration office. We are in the process of analyzing our current space needs for the administration office, and believe that additional space will be available at a reasonable cost to meet our needs.

The following table provides a description of our principal facilities. We own each of the facilities listed below and they all serve as collateral for our credit facilities.

Location	Function	Segment
Volga, South Dakota	Production Facility	Soy Processing and Oil Refining

Volga, South Dakota	Administration office	All

Brewster, Minnesota	Oil Tank & Loadout Facilities	Soy Processing

Item 3.                         Legal Proceedings

From time to time in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We carry insurance that provides protection against general commercial liability claims, claims against our directors, officers and employees, business interruption, automobile liability, and workers’ compensation claims. Except as described below, we are not currently involved in any material legal proceedings and are not aware of any potential claims.

On January 28, 2003, we were served with notice that we had been named as a defendant in a breach of contract suit in the circuit court of Cook County, Illinois, along with a number of other individual defendants, including our Chief Executive Officer, Rodney Christianson. The plaintiff, James Jackson, was an employee of USSC whose services were terminated shortly after we became the majority owner in early January 2003. Mr. Jackson claims that he was wrongfully terminated and that the defendants unjustly interfered with his employment contract and committed fraud in connection with our acquisition of a controlling interest in USSC. He is claiming nearly $1 million in compensatory damages and $5 million in punitive damages. Based upon our investigation of the facts surrounding the case, we believe that Mr. Jackson’s employment contract was not properly authorized and that his claims are substantially without merit. We are vigorously defending the action; however, we cannot provide any assurance that we will be successful in disposing of the case or that any costs of settlement or damages would not be material if we are unable to get the case dismissed. Under the terms of our stock purchase agreement with USSC, we believe that we would be entitled to indemnification from USSC for our costs to settle or defend the suit.

Item 4.                         Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the quarter ending December 31, 2002.

Part II

Item 5.                         Market for Registrant’s Common Equity and Related Stockholder Matters

Neither SDSP, nor our predecessor cooperative, sold any equity securities during the past three years ended December 31, 2002.

On December 31, 2002, we had 14,129,250 Class A capital units outstanding, held by 2,095 members. There is currently no active trading market for our capital units.

The following table is the trading history of our capital units and equity shares of our predecessor cooperative by quarter for the past two years.

Quarter	Low Bid	High Bid	Average Bid	# of Units Traded

Jan – Mar 2001	2.59	2.77	2.64	84,000
Apr – Jun 2001	2.55	2.74	2.65	67,500
Jul – Sep 2001	2.86	2.92	2.89	12,500
Oct – Dec 2001	2.49	2.94	2.73	26,250
Jan – Mar 2002	2.84	3.05	2.95	62,500
Apr – Jun 2002	3.01	3.24	3.07	47,500
Jul – Sep 2002		No Trading Activity
Oct – Dec 2002		No Trading Activity

In the last two fiscal years, our predecessor cooperative paid cash distributions to our members in the amount of $5.7 million (40.56¢ per share) in October 2001, and $5.5 million (39.06¢ per share) in August 2002.

As an LLC, we must strictly restrict transfers of our capital units in order to preserve our preferential single-level tax status. Capital units may not be traded on any national securities exchange or in any over-the-counter market. All transfers must be in accordance with our capital unit transfer system, as it maybe amended by the Board of Managers from time to time. We will not recognize any transfer that would result in the loss of our partnership tax status.

Pursuant to our Operating Agreement, a minimum of 2,500 capital units is required for membership. In addition to the transfer restrictions described above, the Board also retains the right to redeem the capital units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units, becomes an owner (directly or indirectly) of more than 1.5% of the issued and outstanding capital units or becomes a bankrupt member. As a result of the reorganization, the delivery of soybeans under the previous member delivery agreements is no longer required as an obligation of membership. Earnings, losses, and cash distributions are allocated to members based on their percentage of capital unit ownership. Our Operating Agreement also includes provisions whereby cash equal to a minimum 30% of net income will be distributed to members subject to certain limitations, including minimum net income of $500,000, restrictions imposed by debt and credit instruments, or as restricted by law in the event of insolvency.

Item 6.           Selected Financial Data

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC and our predecessor cooperative for the periods indicated. Historically, the cooperative’s fiscal year end had been August 31; however, we converted to a December 31 fiscal year end as part of the reorganization. The historical financial information in the table below includes audited and unaudited financial data of our predecessor cooperative prior to the effectiveness of the reorganization on July 1, 2002. Periods prior to the reorganization have been restated to a December 31 year end. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly LLP.

	Years Ended December 31,
	2002	2001	2000	1999	1998

Bushels Processed	27,963,507	26,924,542	26,832,064	24,553,153	23,794,142

Statement of Operations Data:
Revenues:
Net Sales	159,488,645	148,258,146	145,273,300	128,146,355	161,081,915
Patronage Income	36,801	1,460,386	1,779,755	660,623	1,123,014
CBOT Storage Income	1,867,769	1,629,420	1,436,184	1,432,260	1,623,539
Agent Fee Income	258,988	463,896	450,674	417,049	463,858
Management Fees & Misc.	1,286,340
	162,938,543	151,811,848	148,939,913	130,656,287	164,292,326
Costs & Expenses:
Cost of goods sold	152,583,964	141,359,124	140,293,625	125,954,573	154,346,780
Marketing & Administrative Expense	2,679,633	2,234,248	1,768,207	1,783,460	2,090,874
Interest Expense	542,220	483,223	1,050,880	723,031	1,030,022
Income Tax Expense	520,000				482
Net Income	6,612,726	7,735,253	5,827,201	2,195,223	6,824,168

Shares Outstanding	14,129,250	14,129,250	14,129,250	14,129,250	14,129,250
Net Income per Share	$0.47	$0.55	$0.41	0.16	$0.48

Balance Sheet Data:
Working Capital	5,363,332	4,212,055	3,173,651	2,380,942	1,779,559
Net Property, Plant & Equipment	33,761,185	31,892,837	31,872,946	33,963,308	33,957,965
Total Assets	70,284,896	58,680,968	55,030,320	50,955,893	50,865,199
Long-Term Obligations	10,234,523	8,346,078	8,649,420	12,819,873	10,384,964
Members Equity	33,875,593	32,779,725	30,771,474	25,518,926	26,755,559

Other Data
Capital Expenditures	4,645,020	2,718,740	720,956	2,658,400	2,859,883

Item 7.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion along with our financial statements and the notes to our financial statements included elsewhere in this report. The following discussion contains forward-looking statements that are subject to risks, uncertainties, and assumptions. Our actual results, performance, and achievements may differ materially from those expressed in, or implied by, these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this report.

Company Profile

South Dakota Soybean Processors owns and operates an 80,000 bushel per day soybean processing plant in Volga, South Dakota that began production of crude soybean oil, soybean meal, and soybean hulls in late 1996. Since then we have expanded our business to include the development of new products and management services, and in August 2002, we began refining crude soybean oil into a product known as “R&B”, refined and bleached oil. In compliance with financial accounting standards, we are reporting on three segments in the following discussion: Soy Processing, Oil Refining, and Other business operations that do not fit under Soy Processing or Oil Refining.

The following discussion relates to financial data of South Dakota Soybean Processors, LLC and the predecessor cooperative for the periods indicated. Historically, the cooperative’s fiscal year end had been August 31; however, we converted to a December 31 fiscal year end as part of the reorganization. The historical financial information discussed below includes audited and unaudited financial data of our predecessor cooperative prior to the effectiveness of the reorganization on July 1, 2002. Periods prior to the reorganization have been restated to a December 31 year end. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly LLP.

Results of Operations

The following table presents, for the periods indicated, the relative composition of selected statement of income data for our various segments:

	Year Ended December 31,
	2002		2001		2000
Dollars in Thousands	$	% of Revenue	$	% of Revenue	$	% of Revenue

Revenue from external customers:
Soybean Processing	141,942		148,228		145,264
Oil Refining	17,384
Other	163		30		9
Total	159,489		148,258		145,273

Gross Profit	6,905	4.3%	6,899	4.7%	4,980	3.4%

General and Administrative expense	2,680	1.7%	2,234	1.5%	1,768	1.2%
Other Operating expense (income)	(2,908)	-1.8%	(3,070)	-2.1%	(2,616)	-1.8%

Operating Income:
Soybean Processing	6,888	4.3%	7,382	5.0%	5,825	4.0%
Oil Refining	(381)	-0.2%		0.0%		0.0%
Other	106	0.1%	353	0.2%	2	0.0%
Total	6,613	4.1%	7,735	5.2%	5,827	4.0%

We only began refining crude oil and implemented the corresponding Oil Refining segment in August 2002, and thus, revenue and operating income in that segment have been limited. Accordingly, the discussions in the following sections describing the variances between revenue and operating income relate primarily to the Soy Processing and Other segments.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenue. Revenue increased $11.2 million or 7.4% to $159.5 million for the year ended December 31, 2002, from $148.3 million for the year ended December 31, 2001. The improvement was due to increases in the quantity of meal sold, as well as the higher commodity sales prices received for the products. On average, the quantity of meal sales were up by 2.3%

and the quantity of crude and refined oil sales remained approximately the same. The sales price of meal increased on average 1.2% for the year ended December 31, 2002 over the year ended December 31, 2001, and the sales price of crude oil increased by 5.1%. In addition, there is approximately 10% additional revenue due to the refining of oil.

Gross Profit. Gross profit remained approximately even at $6.9 million for the year ended December 31, 2002, and 2001. Production expenses were $1.0 million, or 9.0%, higher in 2002 than 2001. The additional expenses of the new refinery accounted for 8.33% of this expense. Utilities were significantly lower in 2002, dropping 7.2%, and hexane usage was down by 6.9% due to the upgrades to equipment to meet EPA regulations for 2004. The cost of product sold increased by 6.2% primarily due to lower board margins in 2002. The largest increase for 2002 was the Freight Expense and Rail Costs. The rail lease expense increased with the addition of 100 new tank cars to our fleet. The majority of the increase is due to higher freight rates in 2002, and the trend to ship more products by rail. This increase however is offset by higher freight income recognized in the revenue section.

General and Administrative Expense. General and Administrative expense increased $445,000 or 19.9% for the year ended December 31, 2002, compared to the same period in 2001. The increase consists of an increase by 35.8% in professional fees related to the conversion of the cooperative to a limited liability company, and additional wages and benefits.

Interest Expense. Interest expense increased $59,000, or 12.2% for the year ended December 31, 2002, compared to the same period in 2001. The increase was due to slightly higher debt levels throughout the year, caused by carrying larger values in accounts receivable and inventory, and the early payment of patronage due to the reorganization. At December 31, 2002, we had outstanding debt of $10.2 million, borrowed at 3.57% interest. At December 31, 2001, we had outstanding debt of $10.7 million, borrowed at 4.11%. The increase in accounts receivable is due to the extended payment terms granted for the sales of R&B oil compared to the normal terms for the sales of crude soybean oil. The R&B oil is sold on 25-day terms, compared to the crude oil sold on “Cash Receipt of Invoice” terms. Inventory was carried at a higher value because of the large volume of crude oil stored offsite due to higher anticipated values in storing oil, versus selling in the current market.

Net Income. Net income decreased $1.1 million or 14.5% to $6.6 million for the year ending December 31, 2002, from $7.7 million for the year ending December 31, 2001. This primarily is a result of the increase in administration expense of $445,000 as explained above, a $1.4 million decrease in patronage dividend income from Harvest States, and income tax expense of $520,000 incurred as a result from the change in organizational structure to an LLC. Offsetting the higher expenses was $1.4 million of income from management fees.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenue. Revenue increased $3.3 million or 2.3% to $148.3 million for the year ended December 31, 2001, from $145.3 million for the year ended December 31, 2000. The improvement was due to an increase in the quantity of meal sold, as well as the higher commodity sales prices received for the products. On average, the quantity of meal sales was up by 1.1% and the quantity of crude and refined oil sales was down 5.1%, reflecting the decision to place more oil in storage, rather than sell it. The sales price of meal increased on average 2.6% for the year ended December 31, 2001, compared to the year ended December 31, 2000, and the sales price of oil increased by 4.0%.

Gross Profit. Gross profit increased $1.9 million, or 38.5%, to $6.9 million for the year ended December 31, 2001, from $5.0 million for the year ended December 31, 2000. The cost of product sold decreased by $2.0 million in 2001, as we saw the board margins rise by an average of 13¢ per bushel, which was offset by a commodity basis decline of approximately 6.2¢ per bushel. There was an increase in freight and rail costs of $2.6 million as we shipped more products by rail instead of truck. The increase in freight expense was offset by freight income reported in the net revenue amount. We also incurred an increase in production expense of 4.9%. This was primarily a result of increased natural gas costs to operate the plant. Total utility costs were 8.3% higher in 2001 over the year ended December 31, 2000.

General and Administrative Expense. General and Administrative expense increased $466,000 or 26.4% for the year ended December 31, 2001, compared to the same period in 2000. Professional fees rose 272% due to initial work preparing for the conversion from a cooperative to an LLC organization. The only other category with a large change was the wages and benefit category with an increase of 18.2%. This is largely the result of increased net income, and the corresponding profit sharing expense due to our employees.

Interest Expense. Interest expense decreased $568,000, or 54.0% for the year ended December 31, 2001, compared to the same period in 2000. The decrease is primarily a result of the much lower interest rates during 2001. At December 31, 2001, we had outstanding debt of $10.7 million, borrowed at 4.11% interest. At December 31, 2000, we had outstanding debt of $10.6 million, borrowed at 8.59%.

Net Income. Net income increased $1.9 million or 32.7% to $7.7 million for the year ending December 31, 2001, from $5.8 million for the year ending December 31, 2000. This is a result of an additional $1.4 million in operating profit, $568,000 less interest expense, and an additional $206,000 of oil storage income, offset by $319,000 less patronage dividend income from Cenex Harvest States.

Segment Disclosures

Currently we divide our revenues and net income into three segments, Soy Processing, Oil Refining, and Other. The Soy Processing segment contains the actual revenues and expenses to process whole soybeans into soybean meal, crude soybean oil, and soybean hulls. The Oil Refining segment purchases crude oil from the Soy Processing segment to refine and bleach for sale into the food grade market. The Other segment contains our investments, SoyOyl® revenues and expenses, as well as management fees for various projects.

Soy Processing. Soy Processing is the primary segment of our business. The discussions in the preceding sections describe the variances between revenue and operating income relating to the Soy Processing segment, and the table below presents our Soy Processing segment results for the last three years.

Dollars in Thousands	Year Ended December 31,
	2002	2001	2000

Revenue	$141,942	$148,228	$145,264

Operating Income	$6,888	$7,382	$5,825
% of Revenue	4.9%	5.0%	4.0%

Prior to the change in organization to a LLC, we received patronage income from all of the pounds of crude oil sold to Cenex Harvest States. The patronage income was based on net income in their refinery segment, and was allocated to us in January of each year. We accrued the patronage based on the quarterly filings with the Securities and Exchange Commission of

Cenex Harvest States. For the years ending December 31, 2002, 2001, and 2000, that income was $37,000, $1.5 million, and $1.8 million, respectively. Due to the change in our organizational structure, we are no longer eligible to receive patronage income on crude oil sold to Cenex Harvest States; however, with the installation of our on-site refining equipment, the amount of crude soybean oil sold to Cenex Harvest States will be very limited in the future.

Oil Refining. Our oil refining plant began operations in August 2002. The following table sets forth results of our Oil Refining segment for the last three years, followed by a discussion of this segment. Since we only began refining crude oil and implemented the corresponding Oil Refining segment in August 2002, revenue and operating income in this segment have been limited and are not representative of annualized results.

Dollars in Thousands	Year Ended December 31,
	2002	2001	2000

Revenue	$17,384

Operating Income	$(381)	$—	$—
% of Revenue	-2.2%

Revenue in the Oil Refining segment for the year ended December 31, 2002 was $17.4 million. There were no revenues in 2001 for this segment. The $17.4 million of revenue was based on 77.7 million pounds of R&B oil sold, as well as 3.7 million pounds of soapstock sold.

The operating loss for the Oil Refining segment for the year ended December 31, 2002 was $382,000. This was due to high overhead caused by the start-up of the segment. Extra labor was used to get the equipment operational to meet the deadline imposed by the supply agreement, and extensive training of personnel was needed for the start-up activities. We received $112,000 in 2002 from the USDA based on a Value-Added Development Grant that offset some of the additional costs.

Other. The Other segment contains income and expenses not related to either Soy Processing or Oil Refining. The two primary sources of revenue in this segment have been from sales of SoyOyl® and management income from the MnSP construction project. At times, we also earn miscellaneous income for the completion of feasibility studies or other projects, and the income from these projects will fall into this category. The following table sets forth results of our Other segment for the last three years, followed by a discussion of the revenue and operating income relating to this segment.

Dollars in Thousands	Year Ended December 31,
	2002	2001	2000

Revenue	$163	$30	$9

Operating Income	$106	$353	$2
% of Revenue	65.0%	1176.7%	22.2%

We recognize management income from MnSP as it is earned based on percentage of completion of the project. The project was divided into four stages, and a period was established for each stage. We adjust the time period each month if a particular stage appears that it will take longer to complete than anticipated. For the year ended December 31, 2002, we recognized management income of $1.2 million.  Allocated expenses against the management income were $248,197, and $0 for the years ended December 31, 2002 and 2001, respectively.

SoyOyl® remains in the development stages and our revenues from its sales for the years ended December 31, 2002 and 2001 were not material, and no expenses were allocated to our SoyOyl® operations for the years ended December 31, 2002 and 2001.

Liquidity and Capital Resources

The following table shows our cash flows for the last three years:

	Year Ended December 31,
Dollars in Thousands	2002	2001	2000

Continuing Operations:
Net cash provided by operating activities	10,964	9,459	6,619
Net cash (used) by investing activities	(6,990)	(1,787)	(1,701)
Net cash (used) by financing activities	(5,978)	(5,665)	(4,918)

Net (decrease) increase in cash and cash equivalents	(2,004)	2,007	—

Cash Flows from Operations

Operating activities provided $10.9 million for the year ended December 31, 2002, compared to $9.5 million for the year ended December 31, 2001. The primary changes from 2001 included $1.1 million less net income in 2002, offset by a significant $1.5 million reduction in non-cash patronage allocations from Cenex Harvest States, a reduction in working capital needs of $893,000, and additional depreciation expense of $289,000.

Operating activities provided $9.5 million for the year ended December 31, 2001, compared to $6.6 million for the year ended December 31, 2000, a change of $2.8 million. The primary changes from 2000 included additional net income of $1.9 million in 2001, and a reduction in working capital needs of $1.2 million, offset by $345,000 less depreciation expense.

Cash Flows from Investing Activity

Investing activities used $7.0 million during the year ended December 31, 2002. This $7.0 million of expenditures consisted of $4.6 million for equipment purchases for the plant and $2.3 million towards the construction of an oil storage tank at Brewster, Minnesota. Included in the $4.6 million of plant equipment expenditures are $4.1 million in costs associated with the addition of the oil refinery of in 2002. The other $500,000 was spent on miscellaneous projects to meet maintenance or environmental requirements or improve efficiencies within the plant.

In August 2000, we entered into an agreement with MnSP for certain construction management services for its new soybean processing plant in Brewster, Minnesota. We agreed to reinvest a minimum of 80% of the fees we earn under the agreement in MnSP equity securities. To date, we have earned approximately $1.5 million under the agreement, but we will not make the required investment in MnSP until construction is completed, which is currently scheduled for fall of 2003. We have also committed to make $500,000 in interest free loans to our members backed by retained local earnings for investment in MnSP. Funds will be provided from excess credit on the revolving term debt.

On December 10, 2002, we entered into a Stock Purchase Agreement with USSC and six of its shareholders for a controlling interest in USSC for a total purchase price of approximately $8.55 million. The closing of the transaction occurred on January 1, 2003, and no funds were paid to USSC or the shareholders during 2002.

For additional information about our MnSP and USSC investments, see Item 1. Business – Products and Services – Other Segment.

Cash Flows from Financing Activity

Cash flows from financing activities used $6.0 million during the year ended December 31, 2002. The $6.0 million in expenditures consisted of $5.5 million paid to our members in a cash distribution, and $455,000 in principal payments on long-term debt.

Cash flows from financing activities used $5.7 million during the year ended December 31, 2001. The expenditures consisted of a $5.7 million cash distribution to our members, $992,000 in principal payments on long-term debt, and $1.1 million in proceeds from other long-term debt.

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

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly, on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The balance borrowed on the revolving term loan was $9.9 million, and $10.1 million as of December 31, 2002 and 2001, respectively. There were no advances outstanding on the working capital credit line at December 31, 2002 and 2001, respectively. The interest rate on both the revolving term and the working capital credit line as of December 31, 2002, and 2001 was 3.57%, and 4.11% respectively.

We had a loan administered by the South Dakota Governor’s Office of Economic Development. This loan is an Agriculture Processing and Export fund loan (APEX). The principal was in the original amount $150,000 financed at 5% per annum. This loan had a balloon payment at the end of six years, which was on December 1, 2002. We also had a Revolving Economic Development and Initiative Fund (REDI), administered by the South Dakota Governor’s Office of Economic Development that was originally $1.05 million, financed at 3% annually with a balloon payment after 5 years. This loan matured on December 1, 2001.

Principal payments on the APEX loan for the year ended December 31, 2002 were $125,182, and $5,467 for the year ended December 31, 2001. Principal payments on the REDI loan were $0 and $887,090 for the year ended December 31, 2002 and 2001 respectively. The balance borrowed on the APEX loan was $0 and $125,182 on December 31, 2002 and 2001 respectively.

We have a note payable to the Brookings County Railroad Authority. This note is a ten-year note for $575,000, financed at 5%, which matures on September 1, 2007. Semi-annual principal and interest payments are due in February and August. Railroad track sidings located at the plant secure the note. Principal payments on the Brookings County Railroad Authority note were $55,538 and $52,862 for the years ended December 31, 2002 and 2001 respectively.

We have a long-term payable contract with the City of Volga for an error in the billing of electricity due to a faulty city meter that occurred between 1996 and 1999. Payments are made at a rate of $3,229 per month without interest. The contract matures on December 31, 2003. Payments of $38,748 were made in both of the twelve-month periods ending December 31, 2002 and December 31, 2001.

We have a note payable with the Butler Machinery Company to finance a new caterpillar skid steer. Payments are made annually in October for $4,377, at 0% interest. The note matures on October 31, 2004. Payments of $4,377 and $0 were made during the twelve-month periods ending December 31, 2002, and 2001 respectively.

The following table shows our aggregate long-term debt obligation commitments for the periods presented.

(Dollars in Thousands)	Total	2003	2004	2005	2006	2007	Thereafter

Minimum Principal Payments on Long-Term Debt Obligations	10,245	101	2,266	2,264	2,268	2,271	1,075

Off Balance Sheet Financing Arrangements

Lease Commitments

We have commitments under operating leases for rail cars, various types of vehicles, lab and office equipment, and oil storage tanks.

We lease 299 hopper rail cars and 10 oil tank cars from GE Capital. There are five separate leases, three with 18-year terms, and one with a 5-year term. The final lease expires in December 2018. These leases require aggregate monthly payments of $123,890. There is an additional lease with Trinity Capital for 100 oil tank cars, with monthly lease payments of $38,300. Lease expense for rail cars was $1.9 million and $1.4 million for the years ending December 31, 2002 and 2001, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program. Mileage credit income was $1.45 million and $1.43 million for the years ending December 31, 2002 and 2001, respectively.

In addition to the rail car leases, we have several operating leases for various equipment and storage facilities. Total equipment lease expense, other than rail cars, was $668,867 for the year ending December 31, 2002 and $339,650 for the year ending December 31, 2001. Some of these leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

(Dollars in thousands)	Total	2003	2004	2005	2006	2007	Thereafter

Minimum Rail Car Operating Lease Payments	21,581	1,946	1,946	1,946	1,899	1,730	12,114

Minimum Equipment and Tank Operating Lease Payments	230	112	41	41	31	5

Total Lease Commitments	21,811	2,058	1,987	1,987	1,930	1,735	12,114

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued pronouncements regarding Accounting for Asset Retirement Obligations, Accounting for Impairment or Disposal of Long-Lived Assets, and Accounting for Costs Associated with Exit or Disposal Activities. We are currently reviewing these pronouncements, but do not expect their implementation to have a significant effect on the financial statements.

Critical Accounting Policies and Estimates

Preparation of our financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues, and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. Management continually evaluates these estimates based on historical experience and other assumptions we believe to be reasonable under the circumstances.

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

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity:

Commitments and Contingencies

Contingencies by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense. In conformity with accounting principles generally accepted in the United States, we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Inventory Valuation

We account for our inventories at estimated net realizable market value. These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing, and have predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Processed product price estimates are determined by the ending sales contract price as of the close of the final day of the period. This price is determined by the closing price on the Chicago Board of Trade, net of the local basis. Changes in the market values of these inventories are recognized as a component of cost of goods sold.

Long-Lived Assets

Depreciation and amortization of our property, plant, and equipment is provided on the straight-line method by charges to operations at rates based upon the expected useful lives of individual or groups of assets. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

Long-lived assets, including property, plant and equipment, and investments, are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and they may differ from actual.

Accounting for Derivative Instruments and Hedging Activities

We minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize our net positions in these inventories and contracts. We account for these exchange-traded futures and option contracts, and forward purchase and sales contracts at local market prices determined by grain terminals in our area. Changes in the market value of all these contracts are recognized in earnings as a component of cost of goods sold.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

Commodities Risk & Risk Management. To reduce the price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either with a straight futures contract or an options futures contract) on a regulated commodity futures exchange, the Chicago Board of Trade. While hedging activities reduce the risk of loss from increasing market values of soybeans, or for decreasing prices of our products, such activities also limit the gain potential which otherwise could result from significant decreases in market prices of soybeans, or increases in the price of our products. Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time. Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions. Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a cash contract.

At any one time, our inventory and purchase contracts for delivery to the plant may be substantial. We have risk management policies and procedures that include net position limits. They are defined by commodity, and include both trader and management limits. This policy and procedure triggers a review by management when any trader is outside of position limits.

The position limits are reviewed at least annually with the Board of Managers. We monitor current market conditions and may expand or reduce the limits in response to changes in those conditions.

Foreign Currency Risk. We conduct essentially all of our business in U.S. dollars and have no direct risk regarding foreign currency fluctuations. Foreign currency fluctuations do however impact the ability of foreign buyers to purchase U.S. agricultural products, including our products, and the competitiveness of and demand for U.S. agricultural products compared to the same products offered by foreign suppliers.

Interest Rate Risk. We manage exposure to interest rate changes by using variable rate loan agreements with fixed rate options. Long-term loan agreements can utilize the fixed option through maturity; however, the revolving ability to pay down and borrow back would be eliminated once the funds were fixed.

Item 8.                                   Financial Statements and Supplementary Data

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of the report, and financial statements and schedules for the year ended December 31, 2002 referenced therein, which are hereby incorporated by reference.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.                            Directors and Executive Officers of the Registrant

Board of Managers

Our Board of Managers consists of three members of SDSP from each of seven geographic districts, for a total of 21 Board members. Board members are elected by the members in their geographic district to staggered three-year terms, and may not serve more than three consecutive three-year terms. The Board currently consists of the group of 21 individuals who were previously elected to serve on the Board of Directors of the predecessor cooperative. These Board members will serve on our Board of Managers until the expiration of their original staggered terms on the cooperative’s Board of Directors

The table below describes important information about the members of the Board of Managers.

Name, Address, Telephone and Board Position, if any

Age

Board Member Since

Current Term Expiring

Occupation and Background

Paul Barthel 22308 486th Ave. Elkton, SD 57026

34

1996

2003

Paul has been a farmer for the past 17 years. He is a member of the South Dakota Soybean Association, and the South Dakota Corn Growers. Paul graduated from South Dakota State University in Brookings, SD in 1992 with a major in Ag Business and minor in Agronomy.

James Call R.R.3 Box 167 Madison, MN 56256-9102	48	1995	2004

James has been a farmer for the past 30 years. He belongs to the Minnesota Soybean Growers Association, Minnesota Corn Growers Association, and is a director of the Lac Qui Parle Soybean Growers. He is chairperson of the Lac Qui Parle County Farm Service Agency County Committee, and a Director of the Minnesota Soybean Research and Promotion Council.

Paul W. Casper President 44095 212th St. Lake Preston, SD 57249-9640

44

1994

2004

Paul has been a farmer for the past 25 years. He is a member of the South Dakota Soybean Association, and past 1st Vice President, South Dakota Corn Growers, National Corn Growers, and South Dakota Ag Producers Ventures. Paul attended Dakota State University in Madison, SD for one year.

Dan Feige 45974 232nd St. Wentworth, SD 57075-9644	47	1996	2005

Dan has been a farmer for the past 21 years. He is a member of the National Corn Growers Association, the American Soybean Association, and a director on the South Dakota Soybean Association. He is a past delegate for Associated Milk Producers. Dan attended the University of South Dakota in Springfield, South Dakota and received an Associate Degree in Diesel Technology with a minor in Education and Business.

Name, Address, Telephone and Board Position, if any

Age

Board Member Since

Current Term Expiring

Occupation and Background

Marvin Goplen 1671 270th Ave. Canby, MN 56220 (507) 223-7391	68	1995	2005

Marvin has been a farmer for the past 45 years. He is a member of the Farm Bureau, and the Minnesota Soybean Association. He is a Director of the Minnesota State Plowing Organization, and a member of the National Plowing Organization. Marvin attended the University of Minnesota, St. Paul, MN for 2 years concentrating in Agriculture

Ryan J. Hill 78588 330th Ave. Worthington, MN 56187-9402	53	1995	2003

Ryan has been a farmer for the past 29 years. He belongs to the National and Minnesota Corn and Soybean Growers Associations. Ryan attended Worthington Junior College, and participated in the U.S. Navy Engineering metallurgy program in 1969.

Marvin Hope Vice President 45886 217th St. Volga, SD 57071-9355	66	1994	2005

Marvin has been a farmer for the past 45 years. He is a member of the South Dakota Soybean Association, and the American Soybean Association. He belongs to the National Corn Growers Association, and the Farm Bureau. Marv attended the Lutheran Bible Institute in Minneapolis, MN in 1956 and 1957.

James H. Jepsen 48480 231st St. Flandreau, SD 57028-6631	46	1996	2005

James has been a farmer for the past 27 years. He is currently a member and was the former President of the South Dakota Soybean Association. Jim attended South Dakota State University in Brookings, SD and received an Associate of Arts Degree in Agriculture and General Ag in 1977.

Peter Kontz 47068 223rd St. Colman, SD 57017	60	1998	2004

Peter has been a farmer for the past 36 years. He is a member of the South Dakota Cattlemen’s Association (Treasurer for four years), South Dakota Corn Growers Association, and the South Dakota Soybean Association. He attended the School of Agriculture in Brookings, SD.

Bryce Loomis 19989 464th Ave. Bruce, SD 57220-5113	60	1998	2004	Bryce has been a farmer and seed sales representative for the past 35 years. He belongs to the National Corn Growers Association, the South Dakota Soybean Producers Association, and the Farm Bureau.

Gerald Moe 21469 452nd Ave. Arlington, SD 57212 (605) 983-5949	65	1994	2005

Gerald has been a farmer for the past 42 years. He also has been a District Sales Manager for a major seed company for 10 years in the past. He is a member of the American Soybean Association, as well as Vice Chairman of the Board of Directors for the Citizens State Bank in Arlington, SD. Gerald attended Augustana College for one year in Sioux Falls, SD.

Name, Address, Telephone and Board Position, if any

Age

Board Member Since

Current Term Expiring

Occupation and Background

Dale Murphy 102 E. 2nd Ave. PO Box 686 White, SD 57276 (605) 629-6181	72	1994	2003

Dale is a retired farmer, and was an active farmer for the past 45 years. He was a director of the First National Bank in White, SD during 1987-1999. Dale attended Nettleton Commercial College in Sioux Falls, SD and earned a certificate in auditing and accounting in 1957.

Robert Nelsen 1173 280th Ave. Westbrook, MN 56183-1023 (507) 274-5163	61	1995	2004

Robert is a retired farmer and Vice President of Environmental Dust Control. During the past 40 years, he was an active farmer. He is a member of the American Highland Cattle Association, and the American Soybean Growers Association, where he has been a state director. He is State Director for the Murray County Soy Growers, and belongs to Farm Bureau.

Maurice Odenbrett 2778 41st St. Fulda, MN 56131 (507) 425-2624	57	1995	2005	Maurice has been a farmer for the past 38 years. He is a supervisor for the Belfast Township and serves as Vice Chairperson for the Murray County Township association.

Daniel Potter 31012 County Highway 6 Redwood Falls, MN 56283	71	1995	2003

Daniel has been a farmer for the past 52 years. He belongs to the Redwood County Cattlemen’s Association, and the National Cattlemen’s Association. He is also a supervisor of the Redwood Soil and Water Conservation District and chairs the Admin Council.

Corey Schnabel Secretary 43555 273rd St. Freeman, SD 57029-9760	44	1994	2004

Corey has been a farmer for the past 23 years. He belongs to the South Dakota and National Corn Growers Association, the South Dakota and American Simmental Association. He currently serves as a director of the South Dakota Corn Growers Association. Corey is a graduate of Lake Area Technical Institute in Watertown, South Dakota.  He earned an Associate degree in Ag Business in 1980.

Rodney Skalbeck 80903 160th St. Sacred Heart, MN 56285 (320) 765-2542	69	1995	2003

Rodney has been a farmer for the past 50 years. He belongs to the Farmers Union, Land Stewardship Project and is a former Director of the Farm Credit association where he has had positions as chairman and vice chairman.

Lyle R. Trautman 409 Lakeview St. Box 83 Lake Benton, MN 56149	49	1996	2005

Lyle has been a farm operator and manager for the past 29 years. He is a member of the Lincoln County Soybean Growers Association, the Minnesota Soybean Growers Association, and the Minnesota Corn Growers Association. He is also a member of the Lake Benton City Council. Lyle attended Mankato State College for two years, and University of Minnesota for two quarters.

Name, Address, Telephone and Board Position, if any

Age

Board Member Since

Current Term Expiring

Occupation and Background

Delbert Tschakert 16150 442nd Ave. Florence, SD 57235	47	1994	2003

Delbert has been a farmer for the past 25 years, producing corn, soybeans, and hay commodities. He is a member of the South Dakota Soybean Association, the South Dakota Corn Growers Association, and former President of the South Dakota Soybean Association. Delbert is a graduate of South Dakota State University in Brookings, SD. In 1977, he received his BS in Ag Communications with a minor in Economics.

Anthony Van Uden 3461 300th Ave. Cottonwood, MN 56229	65	1996	2004

Anthony has been a farmer for the past 44 years. He is a member of Minnesota Soybean Association, and the American Legion. He is a past Director of the Farmers Elevator Company, Cottonwood, MN, Lucas Town board, as Chairman, and the Lyon County Planning and Zoning Committee.

Ardon Wek 43958 288th St. Freeman, SD 57029	44	1996	2003

Ardon has been a farmer for the past 24 years. He is a member of the South Dakota Corn Growers, and the South Dakota Soybean Association. Ardon graduated from Mitchell Technical College in Mitchell, SD. His major was Architectural Drafting, and Building Construction.

Compensation of Board of Managers

Members of the Board of Managers are currently provided a per diem payment for services performed in the amount of $150 for each function requiring more than four hours, and $75 for each function requiring less than four hours. In addition to the per diem fee, mileage reimbursement is provided at current IRS rates.

Executive Officers

The following individuals serve as the executive officers of SDSP in the capacities listed. These officers serve at the discretion of the Board of Managers and can be terminated without notice.

Name	Age	Position

Rodney G. Christianson	49	Chief Executive Officer
Constance M. Kelly	39	Chief Financial Officer
Thomas J. Kersting	40	Commercial Manager
Larry E. Mahlum	63	Operations Manager

Rodney G. Christianson, Chief Executive Officer. Rodney joined us as the Chief Executive Officer when operations began in 1996. With 20 years of service with Cargill, Inc. in its Food, Industrial, and Oilseed Sectors, Rodney came to us with significant operational and managerial experience in the U.S. and Brazil. A member of the management team for the Greenfield construction and start up of Cargill’s sunflower plant in West Fargo, North Dakota, Rodney’s experience helped direct our difficult startup toward a financially successful first year of operations.

Rodney is a Minnesota farm native, and received his B.S. in Engineering from North Dakota State University. He holds a Professional Engineer’s License.

Rodney has complete responsibility for our operations.

Constance M. Kelly, Chief Financial Officer. Connie joined us as the Chief Financial Officer when operations began in 1996. She began her career as an accountant at the Gibson City, Illinois soybean processing plant in October of 1985. During the nine years with Central Soya and Consolidated Nutrition, a joint venture of ADM and AGP, Connie held several accounting positions at both a plant and at the corporate headquarters. She has worked in the general accounting, internal audit, international accounting, and feed group accounting departments.

Connie graduated with a B.S. in Accounting from Illinois State University with an emphasis in Information Systems, and a minor in Business Administration. She holds a CPA certificate from the State of Illinois.

Connie is responsible for administrative functions, which include Accounting, Human Resources, Credit, and Information Systems.

Thomas J. Kersting, Commercial Manager. Tom joined us as the Procurement Manager when operations began in 1996, and since 1998 has served as the Commercial Manager. Tom was affiliated with Cenex Harvest States from July 1988 until May 1996. Tom held such positions as Market Analyst/Advisor and Head Procurement Merchandiser for Cenex Harvest States throughout North Dakota, South Dakota, and Minnesota. As a market analyst, Tom assisted grain elevator profitability by using advanced management and marketing techniques while incorporating specific risk management procedures.

Tom graduated from the University of Minnesota’s College of Agriculture with a B.S. in Agricultural Business Administration with an emphasis in operations management. Tom is a licensed commodity broker, and our representative with the National Oilseed Processors Association and the Chicago Board of Trade.

Tom is responsible for all futures trading strategies, as well as merchandising commodity products, and soybean and natural gas procurement.

Larry E. Mahlum, Operations Manager. Larry joined us as Operations Manager in 1995, after serving in a consulting capacity for the previous year. Larry has over 30 years experience in the grain processing industry through companies such as PJ Anderson, Continental Grain, Specialty Vegetable Oils-Elders Oil Seed, and Continental Milling. As our plant start-up consultant, Larry’s influence touched everything from engineering firm selection, CEO selection, construction supervision, to operations start-up logistics. Larry has an in-depth understanding of plant and lab operations and operations management.

Larry was instrumental in the start-up of the new soybean oil refinery segment, and currently oversees the SoyOyl® development, research, and production processes.

Item 11.                            Executive Compensation

Compensation of Executive Officers

Summary Compensation Table. The following table sets forth all the compensation we paid during the years ended December 31, 2002, 2001 and 2000 to our principal executive officer and each officer who was paid over $100,000 in our last fiscal year (the “named executive officers”). No other officers received total compensation exceeding $100,000 during the year ended December 31, 2002.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compen-sation ($)

Rodney G. Christianson	2002	200,000	64,528	3,625				3,597
Chief Executive Officer	2001	186,666	100,135	3,625	—	—	—	17,208
	2000	190,520	9,417	3,625	—	—	—	14,905

Constance M. Kelly	2002	91,500	20,000					11,306
Chief Financial Officer	2001	82,000	32,000					9,747
	2000	69,000	—

Thomas J. Kersting	2002	99,167	24,000					11,520
Commercial Manager	2001	90,000	40,000					9,931
	2000	73,125	—

Larry E. Mahlum	2002	95,000	16,000
Operations Manager	2001	95,000	33,000
	2000	82,229	—

Mr. Christianson had a three-year employment agreement with us that expired on August 1, 2002. The Governance Committee and Mr. Christianson orally agreed to extend the contract under the existing terms and conditions for a period of one year expiring on August 1, 2003. Under the employment agreement, Mr. Christianson currently receives a monthly salary of $16,666.66 and is entitled to receive an incentive bonus equal to one-half of one percent of net profits before taxes and value-added payments, up to $5 million net profit. He is entitled to receive 1% of the total net profits exceeding $5.0 million. Mr. Christianson may elect to have his incentive bonus paid directly or deferred. Mr. Christianson is also entitled to participate in 401(k), healthcare and other retirement and welfare benefit programs that are generally available to employees and a vehicle to be used for business purposes. Mr. Christianson’s employment contract is terminable at will by the Board of Managers without cause, and may be terminated by Mr. Christianson with 60 days notice.

Ms. Kelly and Messrs. Kersting and Mahlum each have an employment agreement with us that is terminable at will. Each receives a base salary and is entitled to participate in 401(k), healthcare and other retirement and welfare benefit programs that are generally available to employees, including the employee profit sharing program which allocates 4% of net profits over $2 million to all employees other than Mr. Christianson. Individual amounts are allocated and distributed to employees based on a formula that takes into account current salary level, level of responsibility and the impact of the employee’s position on profits.

Messrs. Christianson and Kersting and Ms. Kelly also have a deferred compensation plan that provides “phantom” stock based on a three-year vesting period. Under the plan, we will pay an amount equal to the fair market value of the participant’s vested phantom stock in five annual substantially equal installments beginning upon the earlier of termination of employment with us or their 65th birthday. In lieu of participating in the phantom stock plan, Mr. Mahlum receives an amount equal to 2% of the first $10 million, and 1% thereafter, of our net proceeds from the sale of all polyol products for a period of 10 years. However, to date we have not had any significant sales of polyol products and no payments have been made under this agreement.

Item 12.                       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Ownership by Management

The following table sets forth the beneficial ownership of our outstanding capital units by our Board members and named executive officers as of March 27, 2003. As of that date, no person beneficially owned more than 5% of our capital units.

Name and Address of Beneficial Owner (1)	Number of Votes Beneficially Owned	Voting Percentage		Number of Capital Units Beneficially Owned	Ownership Percentage

Paul Barthel, Manager	1		*	5,250		*
James Call, Manager (2)	2		*	11,000		*
Paul Casper, President, Manager	1		*	30,000		*
Rodney Christianson, CEO (3)	1		*	5,250		*
Dan Feige, Manager	1		*	15,000		*
Marvin Goplen, Manager (4)	1		*	9,000		*
Ryan Hill, Manager (5)	2		*	11,250		*
Marvin Hope, Vice President, Manager (6)	1		*	28,000		*
Jim Jepsen, Manager	1		*	15,000		*
Peter Kontz, Manager (7)	2		*	49,500		*
Bryce Loomis, Manager (8)	1		*	15,000		*
Gerald Moe, Manager (9)	1		*	22,500		*
Dale Murphy, Manager (10)	1		*	40,000		*
Robert Nelsen, Manager	1		*	11,750		*
Maurice Odenbrett, Manager	1		*	18,000		*
Daniel Potter, Manager (11)	2		*	8,250		*
Corey Schnabel, Secretary, Manager	1		*	7,500		*
Rodney Skalbeck, Manager	1		*	52,500		*
Lyle Trautman, Manager (12)	1		*	6,750		*
Delbert Tschakert, Manager (13)	2		*	21,000		*
Tony Van Uden, Manager	1		*	30,000		*
Ardon Wek, Manager (14)	1		*	15,000		*

Managers and Executive Officers, as a group	27	1.29%		427,500	3.03%

*	Percentage of shares beneficially owned does not exceed 1% of the class.

(1)	The addresses for each of the individual managers listed above is set forth under Board of Managers above.

(2)	Includes 4,500 capital units owned of record by Call Farms, Inc. of which Mr. Call is a co-owner.

(3)	Represents capital units owned of record by Mr. Christianson’s wife, Heidi Christianson.

(4)	Represents capital units owned of record by the Marvin and Mary Ann Goplen Revocable Living Trust of which Mr. Goplen is a trustee.

(5)	Includes 5,000 capital units owned of record by Mr. Hill’s wife, Naomi Hill.

(6)	Represents capital units owned of record by the Marvin H. Hope Trust of which Mr. Hope is a trustee.

(7)	Includes 26,500 capital units owned of record by Mr. Kontz’s wife, Alyce Kontz.

(8)	Represents capital units owned jointly with Mr. Loomis’s wife, Georgean Loomis.

(9)	Represents capital units owned jointly with Mr. Moe’s wife, Kaye Moe.

(10)	Represents capital units owned of record by the Dale F. Murphy Revocable Trust of which Mr. Murphy is a trustee.

(11)	Includes 3,750 capital units owned of record by Potterosa Farms, Inc. of which Mr. Potter is a co-owner.

(12)	Represents capital units owned jointly with Mr. Trautman’s wife, Pam Trautman

(13)	Includes 8,750 capital units owned of record by Mr. Tschakert’s wife, Kay Tschakert

(14)	Represents capital units owned of record jointly with Mr. Wek’s wife, Sheila Wek

Item 13.                            Certain Relationships and Related Transactions

Relationships between Board Members, Executive Officers, and Key Employees

Paul Casper is Gerald Moe’s son-in-law; otherwise, no family relationship exists between any of our Board members, officers, or key employees.

The individual Board members and executive officers of the LLC have not entered into, and do not anticipate entering into, any contractual or other transactions between themselves and SDSP, except for continuing employment agreements, as described in Item 11 of this report, and the Operating Agreement of SDSP. None of the individual Board members or executive officers received any compensation relative to the distribution of capital units of the new LLC upon the liquidation of the predecessor cooperative. However, the Board Members receive a per diem fee and other reimbursement and compensation for their Board services, as described in Item 11. The executive officers receive compensation as executive officers as described in Item 11.

Item 14.                            Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of a date (the “Evaluation Date”) within 90 days before the filing date of this annual report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls. There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Part IV

Item 15.                            Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)           Financial Statements and Schedules – Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2002 included herein.

(b)           Reports on Form 8-K - SDSP filed no reports on Form 8-K during the quarter ended December 31, 2002. On January 14, 2003, SDSP filed a report on Form 8-K regarding its Stock Purchase Agreement with Urethane Soy Systems Company, Inc. and certain of its shareholders dated January 1, 2003.

(c)           Exhibits - See Exhibit Index following the Signature Page to this report. The following exhibits constitute management agreements, compensatory plans, or arrangements Exhibits 10.14, 10.17, 10.18, 10.19, 10.20, and 10.21.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: March 27, 2003
	By	/s/ Constance M. Kelly
Constance M. Kelly
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 27, 2003.

SIGNATURE	TITLE

/s/ Rodney G. Christianson	Chief Executive Officer
Rodney G. Christianson	(Principal Executive Officer)

/s/ Constance M. Kelly	Chief Financial Officer
Constance M. Kelly	(Principal Financial and Accounting Officer)

/s/ Paul Barthel	Manager
Paul Barthel

/s/ James Call	Manager
James Call

/s/ Paul W. Casper	Manager
Paul W. Casper

/s/ Robert E. Nelsen	Manager
Robert E. Nelsen

/s/ Dan Feige	Manager
Dan Feige

/s/ Marvin Goplen	Manager
Marvin Goplen

/s/ Ryan J. Hill	Manager
Ryan J. Hill

/s/ Marvin Hope	Manager
Marvin Hope

/s/ James H. Jepsen	Manager
James H. Jepsen

/s/ Peter Kontz	Manager
Peter Kontz

/s/ Bryce Loomis	Manager
Bryce Loomis

/s/ Gerald Moe	Manager
Gerald Moe

/s/ Dale F. Murphy	Manager
Dale F. Murphy

/s/ Maurice Odenbrett	Manager
Maurice Odenbrett

/s/ Daniel Potter	Manager
Daniel Potter

/s/ Corey Schnabel	Manager
Corey Schnabel

/s/ Rodney Skalbeck	Manager
Rodney Skalbeck

/s/ Lyle R. Trautman	Manager
Lyle R. Trautman

/s/ Delbert Tschakert	Manager
Delbert Tschakert

/s/ Anthony VanUden	Manager
Anthony VanUden

/s/ Ardon Wek	Manager
Ardon Wek

CERTIFICATION

I, Rodney G. Christianson certify that:

1.              I have reviewed this annual report on Form 10-K of South Dakota Soybean Processors, LLC;

2.              Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.              Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.               Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of  registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.               Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

By /s/ Rodney G. Christianson

Rodney G. Christianson Chief Executive Officer

CERTIFICATION

I, Constance M. Kelly certify that:

1.              I have reviewed this annual report on Form 10-K of South Dakota Soybean Processors, LLC;

2.              Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.              Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.              The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.               Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.               Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of  registrant’s board of directors (or persons performing the equivalent functions):

a.               All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.               Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.              The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 27, 2003

By /s/ Constance M. Kelly

Constance M. Kelly Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization		Appendix B to the Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804)

3.1(ii)	Operating Agreement, as adopted on July 1, 2002		Exhibit 3.1(ii) to the Issuer’s Form 10-Q filed with the Commission on August 14, 2002

3.1(iii)	Articles of Amendment to Articles of Organization		Exhibit 3.1(iii) to the Issuer’s Form 10-Q filed with the Commission on August 14, 2002

4.1	Form of Class A Unit Certificate		Exhibit 4.1 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995		Exhibit 10.1 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.2	Master Loan Agreement with CoBank dated February 26, 2002		Exhibit 10.2 to the Issuer’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.3	Revolving Term Loan Supplement with CoBank dated February 26, 2002		Exhibit 10.3 to the Issuer’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.4	Statused Revolving Credit Supplement with CoBank dated February 26, 2002		Exhibit 10.4 to the Issuer’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.5	Urethane Soy Systems Company, Inc. Stock Purchase Agreement dated May 30, 2000		Exhibit 10.5 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.6	Vegetable Oil Supply Agreement with Urethane Soy Systems Company, Inc. dated August 2, 1999 and January 10, 2001		Exhibit 10.6 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.7	MnSP Services and Management Agreement dated August 25, 2000		Exhibit 10.7 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.8	Soybean Oil Supply Agreement and Equipment Purchase Agreement with ACH Food Companies, Inc. dated January 15, 2002*		Exhibit 10.8 to the Issuer’s Form S-4 filed with the Commission on May 10, 2002 (File No. 333-75804)

10.9	Railcar Leasing Agreement with General Electric dated May 14, 1996		Exhibit 10.9 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.10	Track Lease Agreement with DM&E Railroad dated October 15, 1996		Exhibit 10.10 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.11	Land Option Agreement with Howell Farms dated September 8, 1994 and September 13, 2001		Exhibit 10.11 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.12	Terminal Agreement with Westway Terminal Company dated February 1, 2002		Exhibit 10.12 to the Issuer’s Form S-4 filed with the Commission on February 14, 2002 (File No. 333-75804)

10.13	Terminal Agreement with Kinder Morgan Liquids Terminals LLC dated April 15, 2001		Exhibit 10.13 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.14	Rodney Christianson Employment Agreement dated April 1, 1995		Exhibit 10.14 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.15	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002		Exhibit 10.15 to the Issuer’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.16	Stock Purchase Agreement with Urethane Soy Systems, Co. and certain shareholders		Exhibit 10.16 to the Issuer’s Form 8-K filed with the Commission on January 14, 2003

10.17	Constance M. Kelly Employment Agreement dated April 22, 1996	X

10.18	Thomas Kersting Employment Agreement dated May 20, 1996	X

10.19	Larry Mahlum Employment Agreement dated January 4, 1995	X

10.20	Deferred Compensation Plans dated April 1, 1999, February 13, 2001, and July 23, 2001	X

10.21	Polyoil Consulting Services Agreement with Larry Mahlum dated January 1, 2000	X

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	X

* The redacted portions of Exhibit B (2 pages) and Exhibit C (6 pages) to Exhibit 10.8 were filed separately with the SEC subject to a request for confidential treatment dated April 25, 2002.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

 FINANCIAL STATEMENTS

 DECEMBER 31, 2002 AND 2001

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

INDEPENDENT AUDITOR’S REPORT

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have audited the accompanying balance sheets of South Dakota Soybean Processors, LLC as of December 31, 2002 and 2001, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2002, 2001 and 2000.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Sioux Falls, South Dakota

January 23, 2003

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,170	$2,015,257
Trade accounts receivable, less allowance for
uncollectible accounts (2002 — $273,331; 2001 — $226,513)	14,695,709	11,230,636
Inventories	13,113,098	7,147,177
Margin deposits	927,339	1,114,993
Prepaid expenses	482,977	259,157
Assets held for sale — Building	2,307,819	—
Total current assets	31,538,112	21,767,220

PROPERTY AND EQUIPMENT	49,172,714	44,579,625
Less accumulated depreciation	(15,411,529)	(12,686,788)
	33,761,185	31,892,837

OTHER ASSETS
Investments	4,928,261	5,002,308
Other assets, net	57,338	18,603
	4,985,599	5,020,911

	$70,284,896	$58,680,968

See Accompanying Notes to Financial Statements

	2002	2001
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$3,603,838	$1,576,968
Current maturities of long-term debt	101,472	2,423,843
Accounts payable	639,587	468,474
Accrued commodity purchases	20,150,385	11,683,608
Accrued expenses	1,628,022	1,362,595
Accrued interest	51,476	39,677
Total current liabilities	26,174,780	17,555,165

LONG-TERM LIABILITIES
Long-term debt, less current maturities	10,143,459	8,276,078
Deferred compensation	91,064	70,000
	10,234,523	8,346,078

COMMITMENTS	—	—

MEMBERS’ EQUITY
Class A Units, no par value
14,129,250 units issued and outstanding
(December 31, 2001 has been restated — See Note 1)	33,875,593	32,779,725

	$70,284,896	$58,680,968

(See Accompanying Notes to Financial Statements)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000

NET REVENUE	$159,488,645	$148,258,146	$145,273,300

COST OF REVENUE
Cost of product sold	128,457,162	121,012,364	123,011,594
Production	11,707,538	10,686,189	10,182,881
Freight and rail	12,095,338	9,366,185	6,807,112
Brokerage fees	323,926	294,386	292,038
Total cost of revenue	152,583,964	141,359,124	140,293,625

GROSS PROFIT	6,904,681	6,899,022	4,979,675

OPERATING EXPENSES
Administration	2,679,633	2,234,248	1,768,207
OPERATING PROFIT	4,225,048	4,664,774	3,211,468

OTHER INCOME (EXPENSE)
Interest expense	(542,220)	(483,223)	(1,050,880)
Other non-operating income	3,413,097	2,093,316	1,886,858
Patronage dividend income	36,801	1,460,386	1,779,755
Total other income (expense)	2,907,678	3,070,479	2,615,733

NET INCOME BEFORE
INCOME TAXES	7,132,726	7,735,253	5,827,201

INCOME TAX EXPENSE	520,000	—	—

NET INCOME	$6,612,726	$7,735,253	$5,827,201

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.47	$0.55	$0.41

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF EARNINGS PER CAPITAL UNIT	14,129,250	14,129,250	14,129,250

See Accompanying Notes to Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
STATEMENTS OF CHANGES IN MEMBERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Capital Units	Amount

BALANCE, JANUARY 1, 2000	14,129,250	$25,518,923

Net income	—	5,827,201

Proceeds from members’ equity	—	3,800

Distributions to members	—	(578,450)

BALANCE, DECEMBER 31, 2000	14,129,250	30,771,474

Net income	—	7,735,253

Proceeds from members’ equity	—	4,200

Distributions to members	—	(5,731,202)

BALANCE, DECEMBER 31, 2001	14,129,250	32,779,725

Net income	—	6,612,726

Proceeds from members’ equity	—	2,200

Distributions to members	—	(5,519,058)

BALANCE, DECEMBER 31, 2002	14,129,250	$33,875,593

See Accompanying Notes to Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
OPERATING ACTIVITIES
Net income	$6,612,726	$7,735,253	$5,827,201
Charges and credits to net income not affecting cash:
Depreciation	2,746,383	2,457,804	2,802,343
Amortization	4,764	4,059	4,059
Loss on sale of fixed assets	30,288	118,920	27
Non-cash patronage dividends	74,298	(1,460,386)	(1,394,902)
Change in assets and liabilities	1,495,890	603,351	(619,457)
NET CASH FROM OPERATING ACTIVITIES	10,964,349	9,459,001	6,619,271

INVESTING ACTIVITIES
Purchase of investments	(250)	—	(1,000,000)
Retirement of patronage dividends	—	809,713	11,096
Purchase of assets held sale — Building	(2,307,819)	—	—
Increase in other assets	(36,998)
Proceeds from sales of property and equipment	—	122,125	8,948
Purchase of property and equipment	(4,645,020)	(2,718,740)	(720,956)
NET CASH USED FOR INVESTING ACTIVITIES	(6,990,087)	(1,786,902)	(1,700,912)

FINANCING ACTIVITIES
Proceeds from members’ equity transactions	2,200	4,200	3,800
Distributions to members	(5,519,058)	(5,731,202)	(578,450)
Payments for debt issue costs	(6,500)	—	—
Proceeds from long-term debt	—	1,053,948	145,293
Principal payments on long-term debt	(454,991)	(991,615)	(4,488,668)
NET CASH USED FOR FINANCING ACTIVITIES	(5,978,349)	(5,664,669)	(4,918,025)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,004,087)	2,007,430	334

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,015,257	7,827	7,493

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,170	$2,015,257	$7,827

See Accompanying Notes to Financial Statements

STATEMENTS OF CASH FLOWS - page 2

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION

Cash paid during the year for:	2002	2001	2000
Interest	$530,421	$628,636	$1,103,149

Income taxes	$520,000	$—	$—

See Accompanying Notes to Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -       PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Organization

On October 12, 2001, Soybean Processors, LLC (the Company) was formed.  The initial member of the LLC was the South Dakota Soybean Processors Cooperative (the Cooperative).  The board of directors of the Cooperative unanimously approved a plan of reorganization related to an exchange whereby the LLC would acquire the assets and liabilities of the Cooperative.  The reorganization required the approval of 75% of the members of the Cooperative who voted on the proposal.  On June 20, 2002, the members of the South Dakota Soybean Processors Cooperative duly approved the reorganization of the Cooperative into a limited liability company, which became effective on July 1, 2002.  Effective July 1, 2002, the LLC acquired the assets and liabilities of the Cooperative. The transaction was an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of Soybean Processors, LLC.  For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction. For income tax purposes, the difference between the tax basis and the fair market value of the assets resulted in an income tax liability discussed in Note 9.

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

Cash and cash equivalents

The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Accounts receivable

Accounts receivable are carried at cost. Accounts receivable are considered past due when payments are not received within thirty days. Generally, these accounts receivable represent amounts due for sale of soybean meal, oil, hulls and refined oil.

(continued on next page)

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.  Management reviews all receivable balances that exceed 90 days from the invoice date and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

Inventories

Finished goods (soybean meal, oil, refined oil, and hulls) and raw materials (soybeans) are valued at estimated market value, which approximates net realizable value.  Supplies and other are stated at the lower of cost determined by the first-in, first-out method, or market.

Assets held for sale

Assets held for sale are carried at cost.

Investments

Investments in cooperatives are carried at cost plus the amount of patronage earnings allocated or estimates of interim allocations to the Company, less any cash distributions received.

The investment in Cenex Harvest States (CHS) is carried at an amount equal to the patronage allocations received, and estimated to be received, from that cooperative organization.  The investment in CoBank is carried at an amount equal to the actual patronage allocations received.  Patronage allocations represent the Company’s proportionate share of the patronage earnings of CHS and CoBank.

The investments include actual patronage allocations based upon written qualified notices of allocation received from CHS and CoBank and estimated patronage allocations expected to be received.  The Company recognizes patronage revenue when it is probable that an allocation will be made and when the amount can be reasonably estimated.  The need to estimate patronage allocations arises because of differences between the Company’s year-end and the receipt of the actual allocation notification from CHS.

The Company owns a 4% interest in the common stock of Urethane Soy Systems Company, a non-public company.  This investment is carried at cost.

Property and equipment

Property and equipment is stated at cost.  Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense currently.  When depreciable properties are sold or retired, the cost and accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  The amount of the loss is determined by comparing the fair market value of the asset to the carrying amount of the asset.

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method.  The range of the estimated useful lives used in the computation of depreciation are as follows:

Buildings and improvements	10-39 years
Equipment and furnishings	3-15 years

(continued on next page)

Other assets

Other assets are carried at cost.  Loan fees are being amortized on an interest method of accounting over the term of the related loans.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized after the related products are shipped and title has transferred to the customer.  Revenues are presented net of discounts and sales allowances.

Freight

The Company presents all amounts billed to the customer for freight as a component of net revenue.  Costs incurred for freight are reported as a component of cost of revenue.

Advertising costs

Advertising and promotion costs are expensed as incurred.

Environmental remediation

It is management’s opinion that the amount of any potential environmental remediation costs will not be material to the Company’s financial condition, results of operations, or cash flow; therefore, no accrual has been recorded.

Recently issued accounting pronouncements

The Financial Accounting Standards Board has recently issued pronouncements regarding Accounting for Asset Retirement Obligations, and Accounting for Costs Associated with Exit or Disposal Activities.  Management has reviewed these pronouncements, and does not expect their implementation to have a significant effect on the financial statements.

Accounting for derivative instruments and hedging activities

All of the Company’s derivatives are designated as non-hedge derivatives.  The futures and options contracts used by the Company are discussed below.  Although the contracts are effective economic hedges of specified risks, they are not designated as and accounted for as hedging instruments.

The Company, as part of its trading activity, uses futures and option contracts offered through regulated commodity exchanges to reduce risk.  The Company is exposed to risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes opposite and offsetting positions using future contracts or options.

Unrealized gains and losses on futures and options contracts used to hedge soybean, oil and meal inventories are recognized as a component of net proceeds for financial reporting. Inventories are recorded at estimated market value, which approximates net realizable value, so that gains and losses on the derivative contracts are offset by gains and losses on inventories and reflected in earnings currently.

(continued on next page)

Earnings per share

The ownership structure of the Company is made up of Class A capital units.  Earnings per capital unit are calculated based on the number of Class A capital units held.

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issuance.

NOTE 2 -         INVENTORIES

	2002	2001
Finished goods
Soy processing	$9,550,460	$2,172,850
Refined Oil	496,198	—
Other	26,609	—
Total	10,073,267	2,172,850

Raw materials
Soy Processing	2,935,400	4,747,091
Refined Oil	45,262	—
Other	9,424	109,447
Total	2,990,086	4,856,538

Supplies & Miscellaneous	49,745	117,789

Totals	$13,113,098	$7,147,177

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  Supplies and other inventories are stated at the lower of cost determined by the first-in, first-out method, or market.

NOTE 3 -       MARGIN DEPOSITS

The Company maintains deposits with a brokerage firm.  The deposits are used for risk management.

The Company uses futures and option contracts to manage the risk of commodity price volatility of soybeans, crude soybean oil and soybean meal.  Consistent with its inventory accounting policy, these contracts are recorded at market value.

At December 31, 2002, the Company had contracts maturing through December 2003.

NOTE 4 -       ASSETS HELD FOR SALE

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

(continued on next page)

NOTE 5 -       PROPERTY AND EQUIPMENT

	2002
		Accumulated		2001
	Cost	Depreciation	Net	Net

Land	$237,643	$—	$237,643	$237,643
Land improvements	17,650	17,650	—	—
Buildings and improvements	14,290,569	2,154,138	12,136,431	10,657,444
Machinery and equipment	33,671,947	12,555,214	21,116,733	20,050,215
Company vehicles	111,217	52,597	58,620	60,472
Furniture and fixtures	784,791	631,930	152,861	149,890
Construction in progress	58,897	—	58,897	737,173

Totals	$49,172,714	$15,411,529	$33,761,185	$31,892,837

NOTE 6 -       INVESTMENTS

	2002	2001
Investments in associated companies:
Cenex Harvest States	$3,543,333	$3,654,981
CoBank	384,678	347,327
	3,928,011	4,002,308
Urethane Soy Systems Company, Inc.	1,000,000	1,000,000
Minnesota Soybean Processors	250	—

Totals	$4,928,261	$5,002,308

NOTE 7 -       NOTES PAYABLE — SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires April 1, 2005.  The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company.  The Company may borrow up to $6,000,000 between June 1 and September 30 and up to $10,000,000 between October 1 and May 31.  Interest is at a variable rate (3.57% at December 31, 2002).  There were no advances outstanding at December 31, 2002 and 2001.

Advances on the revolving credit agreement are limited based upon inventory and accounts receivable, net of soybean accounts payable.

(continued on next page)

NOTE 8 -       LONG-TERM DEBT

	2002	2001

Revolving term loan from CoBank, interest at variable rates (3.57% at December 31, 2002), secured by substantially all property and equipment. Loan matures 3/20/2011.	$9,874,620	$10,105,768

Note payable to South Dakota Governor’s Office of Economic Development, due in monthly principal and interest installments of $990, at 5% secured by a second lien on property and equipment. Note matured 12/1/2002.	—	125,182

Note payable to Brookings County Railroad Authority, due in semi-annual principal and interest installments of $36,885 at 5% secured by railroad track assets. Note matures 9/1/2007.	322,812	378,350

Contract payable to City of Volga, due in monthly installments of $3,229 at 0%. Contract matures 12/31/2003.	38,745	77,489

Note payable to Butler Machinery Company, due in annual principal payments of $4,377 at 0%. Note matures 10/31/04.	8,754	13,132
	10,244,931	10,699,921
Less current maturities	(101,472)	(2,423,843)

Totals	$10,143,459	$8,276,078

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

It is estimated that the minimum principal payments on long-term debt obligations will be as follows:

For the year ended December 31:
2003	$101,472
2004	2,265,682
2005	2,264,407
2006	2,267,668
2007	2,271,083
Thereafter	1,074,619

Totals	$10,244,931

(continued on next page)

NOTE 9 -       INCOME TAXES

The Company is taxed as a limited liability company under the Internal Revenue Code.  The income of the company flows through to the members to be taxed at the individual level rather than the corporate level.  Accordingly, the Company will have no tax liability.

On June 20, 2002, the members approved a plan of reorganization to convert the Cooperative’s structure from an exempt organization to a limited liability company.  To the extent that the fair market value of the Cooperative’s net assets exceeded their adjusted tax basis, the Cooperative incurred a federal income tax liability.  The excess of the fair market value of the Cooperative’s net assets over their adjusted tax basis was approximately $1,530,000. The Company’s effective tax rate is 34%. The State of South Dakota does not have a corporate income tax.  This liability is estimated as follows:

	2002	2001	2000

Federal income tax expense at statutory rates	$520,000	$—	$—

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2002	2001	2000

Computed at the expected statutory rate	34.0%	34.0%	34.0%
Patronage exclusion (through June 30, 2002)	(34.0)%	(34.0)%	(34.0)%

Income tax expense — effective rate	0.0%	0.0%	0.0%

The net book value of the Company’s assets exceeds the tax basis of those assets by approximately $8,600,000 at December 31, 2002.

NOTE 10 -     EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents.  The Company matches a percentage of employees’ contributed earnings.  The amounts charged to expense under this plan were approximately $49,000, $58,000, and $47,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company has a deferred compensation plan with key employees.  The agreements have benefits, which vest during a three-year period.  The Company shall make five equal annual installments upon retirement of the employees.  The future payments have been discounted at 8%.  The amount recognized as expense during the years ended December 31, 2002, 2001, and 2000 was $21,064, $34,000, and $19,000, respectively.  The Company anticipates no payments in the next five years.

NOTE 11 -     OPERATING LEASES

The Company leases 309 rail cars from GE Capital.  The lease requires monthly payments of $123,890.  The leases began in 1996 and have eighteen-year terms.  The Company also leases 100 rail cars from Trinity Capital.  The lease requires monthly payments of $38,300.  Lease expense was $1,869,847, $1,472,435, and $1,406,243 for the years ended December 31, 2002, 2001, and 2000, respectively.  The Company generates revenues from the use of 299 of these rail cars on other railroads.  Such revenues were $1,448,409, $1,427,645, and $1,456,776 for the years ended December 31, 2002, 2001, and 2000, respectively.

(continued on next page)

The Company has entered into a sub-lease agreement with the Dakota, Minnesota & Eastern Railroad Corporation (DME) for the hopper rail cars that it leases from GE Capital.  The Company recognizes revenue from this sub-lease as the hopper rail cars are used by the DME.  The sub-lease is for a twelve-month period and is renewed annually.  The Company is responsible for all maintenance of the rail cars.

The Company also has a number of other operating leases for machinery and equipment.  The most significant other leases are for oil storage tanks.  These leases have varying terms and expire through January 31, 2003 and may be automatically renewed.  The leases contain additional charges based upon oil throughput.  Rental expense under these other operating leases was $668,867, $339,650, and $109,038 for the years ended December 31, 2002, 2001, and 2000, respectively.

The following is a schedule of future minimum rental payments required under these operating leases.

	Rail Cars	Other	Total
Year ended December 31:
2003	$1,946,280	$112,212	$2,058,492
2004	1,946,280	41,315	1,987,595
2005	1,946,280	41,315	1,987,595
2006	1,899,030	30,616	1,929,646
2007	1,730,080	4,644	1,734,724
Thereafter	12,112,810	—	12,112,810

Totals	$21,580,760	$230,102	$21,810,862

NOTE 12 -     CASH FLOW INFORMATION

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2002	2001	2000
(Increase) decrease in assets:
Trade accounts	$(3,465,073)	$(1,064,418)	$(1,667,599)
Inventories	(5,965,921)	718,574	(2,179,814)
Margin account deposit	187,654	(573,983)	(30,839)
Prepaids	(223,820)	(56,886)	93,544
	(9,467,160)	(976,713)	(3,784,708)

Increase (decrease) in liabilities:
Excess of outstanding checks over bank balance	2,026,870	24,150	(336,532)
Accounts payable	171,113	(212,572)	502,518
Accrued commodity purchases	8,466,777	1,613,556	2,456,807
Accrued expenses	277,226	120,930	523,458
Deferred compensation	21,064	34,000	19,000
	10,963,050	1,580,064	3,165,251

Total	$1,495,890	$603,351	$(619,457)

(continued on next page)

NOTE 13 -     FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments (all of which are held for non-trading purposes) are as follows:

	2002		2001
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$11,170	$11,170	$2,015,257	$2,015,257

Margin deposits	927,339	927,339	1,114,993	1,114,993

Long-term debt	10,244,931	10,258,941	10,699,921	10,521,296

The carrying amount approximates fair value of cash and margin deposits.  The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

The Company has a patronage investment in other cooperatives and common stock in a privately held entity.  There is no market for their patronage credits or the entity’s common shares, and it was impracticable to estimate fair value of the Company’s investment.  The investment is carried on the balance sheet at original cost.

NOTE 14 -     COMMITMENTS

During August 2000, the Company entered into an agreement with Minnesota Soybean Processors Cooperative  (MnSP) for certain services and management of a proposed soybean processing plant.  The agreement provides the Company a fee of 10% of the equity raised by MnSP for the Company’s services related to business planning and construction management services.  The Company has agreed to reinvest a minimum of 80% of the fees earned from MnSP in equity units of MnSP.  Fees earned under this arrangement were $1,241,591, $301,754 and $0 the years ended December 31, 2002, 2001 and 2000, respectively.

In addition, the Company has agreed to provide management and marketing services to MnSP on a cost-sharing basis.  The agreement is for automatically renewing five-year periods beginning sixty days before the plant is scheduled to begin operations.

In addition, the Company is making up to $1 million in interest free loans backed by retained local earnings available for members of the Company who invest in MnSP.

NOTE 15 -     BUSINESS CREDIT RISK

The Company maintains its cash balances with various financial institutions. At times during the year, the Company’s balances exceeded the $100,000 insurance limit of the Federal Deposit Insurance Corporation.

The Company also grants credit to customers throughout the United States and Canada.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Accounts receivable are generally unsecured.  These receivables were $14,969,040 and $11,457,149 at December 31, 2002 and 2001, respectively.

Soybean meal sales accounted for approximately sixty-six percent of total revenues for the year ended December 31, 2002 and sixty-eight percent of total revenues for the years ended December 31, 2001 and 2000.

(continued on next page)

Approximately twenty-eight percent, twenty-three percent, and twenty-one percent of these sales were made to one customer for the years ended December 31, 2002, 2001, and 2000, respectively.  At December 31, 2002 and 2001, this customer owed the Company approximately $1,370,000 and $967,000, respectively.  Soybean oil sales represented approximately twenty percent of total revenues for the year ended December 31, 2002 and twenty-nine percent of sales for the years ended December 31, 2001 and 2000.  These sales were primarily to one customer. This customer owed the Company approximately $121,000 and $246,000 at December 31, 2002 and 2001, respectively.  Refined oil sales represented approximately eleven percent of total revenues for the year ended December 31, 2002.  These sales were primarily to one customer. This customer owed the Company approximately $4,591,000 at December 31, 2002.

Sales by geographic area for these years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

United States	$140,588,645	$130,558,146	$127,973,300
Canada	18,900,000	17,700,000	17,300,000

	$159,488,645	$148,258,146	$145,273,300

The Company is a defendant in lawsuits arising from normal business activities.  Management has reviewed pending litigation with legal counsel and believes that those actions are without merit and that the ultimate liability, if any, resulting from them will not materially affect the Company’s financial position.

NOTE 16 -     SEGMENT REPORTING

The Company organizes its business units into two reportable segments: soy processing and soybean oil refining.  Separate management of each segment is required because each segment is subject to different marketing, production, and technology strategies.  The soy processing segment purchases soybeans and further processes them into primarily three products: soybean meal, crude soybean oil, and soybean hulls.  The oil refining segment further processes the crude soybean oil into a product for sale in commercial applications.  The segments’ accounting policies are the same as those described in the summary of significant accounting polices.  Market prices are used to report intersegment sales.

Segment information for the years ended December 31, 2002 and 2001 are as follows:

	Soybean	Oil		Reconciling
	Processing	Refining	Other	Items	Total
FOR THE YEAR ENDED DECEMBER 31, 2002:

Sales to external customers	$141,942,209	$17,383,370	$163,066	$—	$159,488,645
Intersegment sales	15,055,939	—	—	(15,055,939)	—
Interest expense	398,533	135,192	8,495	—	542,220
Depreciation and amortization	2,593,432	118,688	39,027	—	2,751,147
Income tax expense	520,000	—	—	—	520,000
Segment profit (loss)	6,888,397	(381,820)	106,149	—	6,612,726

Segment assets	56,093,952	9,814,710	4,376,234	—	70,284,896

Expenditures for segment assets	(69,553)	4,714,573	—	—	4,645,020

(continued on next page)

FOR THE YEAR ENDED	Soybean	Oil		Reconciling
DECEMBER 31, 2001:	Processing	Refining	Other	Items	Total

Sales to external customers	$148,228,408	$—	$29,738	$—	$148,258,146
Intersegment sales	24,025	—	—	(24,025)	—
Interest expense	449,211	—	34,012	—	483,223
Depreciation and amortization	2,424,532	—	37,331	—	2,461,863
Segment profit (loss)	7,382,612	—	352,641	—	7,735,253

Segment assets	56,542,773	—	2,138,195	—	58,680,968

Expenditures for segment assets	2,706,364	—	12,376	—	2,718,740

NOTE 17 -     LEGAL PROCEEDINGS

From time-to-time in the ordinary course of the Company’s business, the Company may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes.  The Company carries insurance that provides protection against general commercial liability claims, claims against directors, officers and employees, business interruption, automobile liability, and workers’ compensation claims.

The Company has been named as a defendant in a breach of contract suit alleging various compensatory and punitive damages.

NOTE 18 -     SUBSEQUENT EVENT

On December 10, 2002, the Company entered into a Stock Purchase Agreement with Urethane Soy Systems Company, Inc. (USSC) and six of its shareholders for a controlling interest in USSC.  The Company agreed to purchase 22,500 shares of USSC common stock from the shareholders for $180.00 per share for a total of $4,050,000 and 28,125 newly issued shares from USSC for $160.00 per share for a total of $4,500,000.  The closing of the transaction occurred on January 1, 2003.

The Stock Purchase Agreement requires the Company to pay $1,377,000 of the purchase price to the shareholders on the earlier of 90 days following the approval of a registration statement by the United States Securities and Exchange Commission for sale of securities to pay the purchase price or January 1, 2004; provided, however that if a registration statement relating to USSC has not been filed by March 2, 2003 the Company will be required to make such payment by October 27, 2003.  The remainder of the purchase price to the shareholders becomes due in three equal annual installments of $891,000 on the first, second, and third anniversary of the first payment date.  The Company is required to pay the purchase price to USSC for the newly-issued shares in twelve equal quarterly payments of $375,000 beginning January 1, 2003.

Prior to the acquisition, the Company owned approximately 4% of USSC’s outstanding common stock.  As a result of the stock acquired pursuant to the Stock Purchase Agreement, the Company owns a total of approximately 58% of USSC’s outstanding common stock.  USSC is the manufacturer and patent holder of SoyOyl®, a polyol made from soybean oil.

#    #    #    #    #    #