Form 10-Q
period 2003-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2003-05-15
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2003

COMMISSION FILE NO. 333-75804

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
(Exact Name of Registrant as Specified in its Charter)

South Dakota	46-0462968
(State of Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

On May 13, 2003, the registrant had 14,129,250 capital units outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

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

Forward-looking statements involve numerous assumptions, risks, and uncertainties.  Our actual results, actual business, or other conditions may differ materially from those contemplated by any forward-looking statements and we are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance, or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	March 31,	December 31,
	2003	2002	2002*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$423,315	$5,025,916	$11,170
Trade accounts receivable, less allowance for uncollectible accounts - March 31, 2003 - $274,330, March 31, 2002 - $241,513, December 31, 2002 - $273,331	16,104,034	10,076,354	14,695,709

Inventories	18,061,014	6,465,398	13,113,098

Margin deposits	314,980	—	927,339

Prepaid expenses	410,825	255,125	482,977

Assets held for sale - Building	2,322,561	—	2,307,819
Total current assets	37,636,729	21,822,793	31,538,112

PROPERTY AND EQUIPMENT	49,512,064	45,724,215	49,172,714
Less accumulated depreciation	(16,216,971)	(13,330,660)	(15,411,529)
	33,295,093	32,393,555	33,761,185

OTHER ASSETS
Investments	3,970,102	5,038,208	4,928,261
Patents	209,649	—	—
Goodwill	7,447,699	—	—
Loan fees, net of amortization	19,308	17,588	57,338
	11,646,758	5,055,796	4,985,599

	$82,578,580	$59,272,144	$70,284,896

LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$3,513,780	$3,555,501	$3,603,838
Current maturities of long-term debt	1,504,373	223,820	101,472
Note Payable - Seasonal loan	7,545,761	—	—
Accounts payable	807,088	629,432	639,587
Accrued commodity purchases	12,081,134	12,278,200	20,150,385
Accrued expenses	2,006,985	1,795,834	1,628,022
Accrued interest	74,485	2,836	51,476
Total current liabilities	27,533,606	18,485,623	26,174,780

LONG-TERM LIABILITIES
Long-term debt, less current maturities	21,384,817	5,312,844	10,143,459
Deferred compensation	98,623	70,000	91,064
	21,483,440	5,382,844	10,234,523

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	1,406,637

COMMITMENTS	—	—	—

MEMBERS’ EQUITY
Class A units, no par value 14,129,250 units issued and outstanding (March 31, 2002 has been restated-see Note 1)	32,154,897	35,403,677	33,875,593

	$82,578,580	$59,272,144	$70,284,896

*Derived from audited financial statements

See Accompanying Notes to Consolidated Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

	March 31,	March 31,
	2003	2002

NET REVENUE	$43,933,663	$33,314,753

COST OF REVENUE
Cost of product sold	35,881,208	25,142,846
Production	3,652,345	2,600,417
Freight and rail	3,422,608	2,850,484
Brokerage fees	65,649	54,920
Total cost of revenue	43,021,810	30,648,667

GROSS PROFIT	911,853	2,666,086

OPERATING EXPENSES
Administration	867,764	760,256

OPERATING PROFIT	44,089	1,905,830

OTHER INCOME (EXPENSE)
Interest expense	(208,622)	(86,110)
Other non-operating income	789,511	655,833
Patronage dividend income	97,975	146,999
Total other income (expense)	678,864	716,722

NET INCOME BEFORE MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	722,953	2,622,552

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	96,177	—
NET INCOME	$819,130	$2,622,552

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.06	$0.19

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	14,129,250	14,129,250

See Accompanying Notes to Consolidated Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

	March 31,	March 31,
	2003	2002
OPERATING ACTIVITIES
Net income	$819,130	$2,622,552
Charges and credits to net income not affecting cash:
Depreciation	755,609	643,871
Amortization	11,322	1,015
Non-cash patronage dividends	(68,583)	(35,900)
Loss on retirement of asset	494	—
Minority interest in net loss of subsidiary	(96,177)
Change in assets and liabilities	(13,962,963)	6,085,567

NET CASH (USED FOR) FROM OPERATING ACTIVITIES	(12,541,168)	9,317,105

INVESTING ACTIVITIES
Purchase of patents	(12,579)	—
Cash patronage received	56,133	—
Purchase of investments	(26,686)	—
Purchase of property and equipment	(204,476)	(1,144,589)

NET CASH (USED FOR) INVESTING ACTIVITIES	(187,608)	(1,144,589)

FINANCING ACTIVITIES
Proceeds from members’ investment transactions	—	1,400
Distributions to members	(2,539,827)	—
Proceeds from note payable - seasonal loan	7,545,761
Proceeds from long-term debt	8,325,380	—
Principal payments on long-term debt	(190,393)	(5,163,257)

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	13,140,921	(5,161,857)

NET CHANGE IN CASH AND CASH EQUIVALENTS	412,145	3,010,659

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,170	2,015,257

CASH AND CASH EQUIVALENTS, END OF PERIOD	$423,315	$5,025,916

(continued on next page)

3

	March 31,	March 31,
	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$179,929	$122,951

Income taxes	$—	$—

SCHEDULE OF NON CASH FINANCING AND INVESTING ACTIVITIES
Long-term debt incurred to acquire common stock	$4,050,000

See Accompanying Notes to Consolidated Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Organization

On October 12, 2001, Soybean Processors, LLC (the Company) was formed.  The initial member of the LLC was the South Dakota Soybean Processors Cooperative (the Cooperative).  The board of directors of the Cooperative unanimously approved a plan of reorganization related to an exchange whereby the LLC would acquire the assets and liabilities of the Cooperative.  The reorganization required the approval of 75% of the members of the Cooperative who voted on the proposal.  On June 20, 2002, the members of the South Dakota Soybean Processors Cooperative duly approved the reorganization of the Cooperative into a limited liability company, which became effective on July 1, 2002.  Effective July 1, 2002, the LLC acquired the assets and liabilities of the Cooperative. The transaction was an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of Soybean Processors, LLC.  For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction. For income tax purposes, the difference between the tax basis and the fair market value of the assets resulted in an income tax liability.

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

The Company owns 58% of Urethane Soy Systems Company (USSC).  USSC is the manufacturer and patent holder of SoyOyl®, a polyol made from soybean oil.

Basis of presentation

The financial statements as of and for the periods ended March 31, 2003 and 2002 reflect, in the opinion of management of South Dakota Soybean Processors, LLC and USSC, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented.  The financial statements as of and for the three-month period ended March 31, 2003 include the financial data for the Company and its majority-owned subsidiary, USSC.  The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses.  The consolidated balance sheet data as of December 31, 2002 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.  The effects of all significant intercompany accounts and transactions have been eliminated.

(continued on next page)

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003.

As a result of the reorganization mentioned above, the financial statements of the prior periods have been restated to reflect the comparative basis of the Company versus the Cooperative.

Goodwill and Intangible Assets

The Company does not amortize goodwill.  The Company uses an impairment approach to account for goodwill.  Annually, the Company compares the fair value of goodwill to its carrying value.  If the fair value of the goodwill exceeds its carrying value, the carrying value does not change.  However, if the Company determines that the carrying value of the goodwill exceeds its fair value, the goodwill is written down to its fair value.  The Company amortizes intangible assets with definite lives using the straight-line method over their estimated useful lives.  The Company’s only intangible assets with definite lives are patents which are amortized over a 20 year period.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks.  The interpretation applies to variable interest entities (“VIE”) created after January 31, 2003, and the VIEs in which an enterprise obtains an interest after that date.  It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003.

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.  Management is reviewing this pronouncement to determine if implementation will have an effect on the Company’s financial statements.

(continued on next page)

NOTE 2 - INVENTORIES

	March 31,	March 31,	December 31,
	2003	2002	2002
Finished goods:
Soy processing	$11,123,237	$2,815,206	$9,550,460
Refined Oil	684,368	—	496,198
Polyurethane	37,091
Other	—	—	26,609
Total	11,844,696	2,815,206	10,073,267

Raw materials:
Soy processing	6,136,921	3,426,154	2,935,400
Refined Oil	27,261	—	45,262
Polyurethane	2,216
Other	—	106,774	9,424
Total	6,166,398	3,532,928	2,990,086

Supplies & Miscellaneous	49,920	117,264	49,745

Totals	$18,061,014	$6,465,398	$13,113,098

Commodity inventories are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and miscellaneous inventories are stated at lower of cost, using the average cost method, or market.

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

(continued on next page)

NOTE 4 - GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2003, the Company acquired an additional 54% interest in the outstanding common stock of USSC to bring its total ownership interest to 58%. The results of USSC’s operations have been included in the financial statements since that date. The Company believes that the acquisition of a controlling interest in USSC will allow it to more effectively market and expand applications for USSC’s products.

The aggregate purchase price for the 54% interest was $8,576,686. The Company had previously acquired a 4% interest for $1,000,000. In preparing consolidated financial statements, the Company assigned the total consideration paid for the USSC stock to USSC’s assets and liabilities. This allocation resulted in an assignment of $7,447,699 to goodwill. None of the goodwill recognized for financial reporting purposes is expected to be deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$85,742
Property and equipment	255,894
Goodwill	7,447,699
Total assets acquired	$7,789,335

Current liabilities	1,054,906
Long-term debt	155,928
Total liabilities assumed	1,210,834
Net assets acquired	$6,578,501

The Company has a note payable to former USSC shareholders of $4,050,000.  This obligation is payable in an installment of $1,377,000 in October 2003 and in three annual installments of $891,000 each October  thereafter.  The payments are made without interest.  It was not considered necessary to impute interest on the payments due to the immateriality of the imputed interest amounts.

The Company made a payment of  $1,125,000 in January 2003 to USSC in connection with the issuance of new common shares.  The Company has a remaining commitment to USSC to make future quarterly payments beginning in April 2003 and ending in 2005.  This future commitment was taken into consideration in determining the total purchase price for the 54% interest in USSC.

The following table provides information regarding the Company’s other intangible assets:

	March 31, 2003
	Gross
	Carrying	Accumulated
	Amount	Amortization	Net
Intangible assets with finite lives:
Patents	$219,938	$(10,289)	$209,649

(continued on next page)

The following table provides a summary of acquisitions of intangible assets during the quarter ended March 31, 2003.  The acquisition of patents include those of USSC:

		Weighted-average
	Acquistion Cost	Amortization Period
Intagible assets with finite lives:
Patents	$219,938	20 years

Amortization expense for other intangible assets was $10,127 in the first quarter of 2003, compared with $0 in the same period last year.  Total estimated amortization expense for 2003 and the five succeeding fiscal years is estimated to be $11,000 annually.

NOTE 5 - NOTE PAYABLE — SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires April 1, 2005.  The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company.  The Company may borrow up to $6,000,000 between June 1 and September 30 and up to $10,000,000 between October 1 and May 31.  Interest is at a variable rate (3.53% at March 31, 2003).  There were advances of $7,545,761 outstanding as of March 31, 2003.  There were no advances outstanding at March 31, 2002 and December 31, 2002.

Advances on the revolving credit agreement are limited based upon inventory and accounts receivable, net of soybean accounts payable.

(continued on next page)

NOTE 6 - LONG-TERM DEBT

	March 31,	March 31,	December 31,
	2003	2002	2002
Revolving term loan from CoBank, interest at variable rates (3.53% at March 31, 2003), secured by substantially all property and equipment. Loan matures 3/20/2011.	$18,200,000	$4,981,034	$9,874,620
Note payable to former USSC shareholders, interest at 0%, secured by USSC stock. Note matures on 10/31/2006.	4,050,000	—	—
Note payable to South Dakota Governor’s Office of Economic Development, due in monthly principal and interest installments of $990, at 5% secured by a second lien on property and equipment. Note matures 12/1/2002.	—	123,771	—
Note payable to Brookings County Railroad Authority, due in semi-annual principal and interest installments of $36,885 at 5% secured by railroad track assets. Note matures 9/1/2007.	293,998	350,924	322,812
Contract payable to City of Volga, due in monthly installments of $3,229 at 0%. Contract matures 12/31/2003.	29,058	67,803	38,745 .
Note payable to Butler Machinery Company, due in annual principal payments of $4,377 at 0% starting 10/31/02 Note matures 10/31/2004.	8,754	13,132	8,754
Note payable to Capital One, due in monthly principal and interest installments of $460, at 7.5%. Unsecured. Note matures 4/15/2009.	26,880	—	—
Note payable to Alpha Labs, currently due, carries no interest and is secured by the assets purchased.	30,500
Note payable issued February 13, 2002 for $250,000, 15.0% interest with payments beginning on the last day of the second quarter following the closing date and paid in quarterly installments thereafter on the last day of the applicable month. Principal is payable on the third anniversary date or upon demand in the event of default. No prepayment of principal is allowed prior to maturity.	250,000	—	—
	22,889,190	5,536,664	10,244,931
Less current maturities	(1,504,373)	(223,820)	(101,472)
Totals	$21,384,817	$5,312,844	$10,143,459

The Company entered into an agreement as of February 26, 2002 with CoBank to amend and restate its Master

(continued on next page)

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

It is estimated that the minimum principal payments on long-term debt obligations will be as follows:

For the twelve months ending March 31:
2004	$1,504,373
2005	3,812,124
2006	3,561,230
2007	3,564,899
2008	2,658,482
Thereafter	7,788,082

$22,889,190

NOTE 7 - EARNINGS PER CAPITAL UNIT

The ownership structure of the Company is made up of Class A capital units.  Earnings per capital unit are calculated based on the number of Class A capital units held.

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issuance.  During the three-month periods ended March 31, 2003 and 2002, there were 14,129,250 Class A capital units outstanding.

NOTE 8 - COMMITMENTS

During August 2000, the Company entered into an agreement with Minnesota Soybean Processors Cooperative  (MnSP) for certain services and management of a proposed soybean processing plant.  The agreement provides the Company a fee of 10% of the equity raised by MnSP for the Company’s services related to business planning and construction management services.  The Company has agreed to reinvest a minimum of 80% of the fees earned from MnSP in equity units of MnSP.  There were fees earned under this arrangement during the three months ended March 31, 2003 and 2002 of $375,408 and $0, respectively.

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

(continued on next page)

NOTE 9 - SEGMENT REPORTING

The Company organizes its business units into four reportable segments: soybean processing, crude oil refining, polyurethane and other.  Separate management of each segment is required because each segment is subject to different marketing, production, and technology strategies.  The soybean processing segment purchases soybeans and further processes them into primarily three products: soybean meal, crude soybean oil, and soybean hulls.  The oil refining segment further refines oil for sale in commercial applications.  The polyurethane segment processes oil into a bio-based polyurethane product which is used in foam applications.  The other segment captures items not related to soybean processing, oil refining and polyurethane production. The segments’ accounting policies are the same as those described in the summary of significant accounting polices.  Market prices are used to report intersegment sales.

Segment information for the three months ended March 31, 2003 and 2002 are as follows:

	Soybean	Oil
	Processing	Refining	Polyurethane	Other	Total
FOR THE THREE MONTHS ENDED MARCH 31, 2003:

Sales to external customers	$28,513,027	$14,994,384	$50,844	$375,408	$43,933,663
Interest expense	(55,036)	(87,858)	(65,728)	—	(208,622)
Depreciation and amortization	650,330	89,017	27,584	—	766,931
Segment profit (loss)	622,579	198,356	(265,720)	263,915	819,130
Minority Interest (loss)	—	—	(96,179)	—	(96,179)

Segment assets	59,940,682	10,462,731	8,573,607	3,601,560	82,578,580

Expenditures for segment assets	126,549	62,552	12,551	2,824	204,476

FOR THE THREE MONTHS ENDED MARCH 31, 2002:

Sales to external customers	$33,312,425	$—	$2,328	$—	$33,314,753
Interest expense	(86,110)	—	—	—	(86,110)
Depreciation and amortization	635,345	—	9,541	—	644,886
Segment profit (loss)	2,623,259	—	(707)	—	2,622,552

Segment assets	57,133,949	—	—	2,138,195	59,272,144

Expenditures for segment assets	626,882	517,707	—	—	1,144,589

Item 2.  Management’s Discussion and Analysis of Results of Operations

You should read the following discussion along with our financial statements, the notes to our financial statements included elsewhere in this report and our audited financial statements for our most recently completed fiscal year included in our annual report on Form 10-Q. The following discussion contains forward-looking statements that are subject to risks, uncertainties, and assumptions. Our actual results, performance, and achievements may differ materially from those expressed in, or implied by, these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

Company Profile

South Dakota Soybean Processors, LLC (SDSP) owns and operates an 80,000 bushel per day soybean processing plant in Volga, South Dakota that began producing crude soybean oil, soybean meal, and soybean hulls in late 1996. Since that time, we have expanded our business to include the development of new product lines and management services. In August 2002, we began refining crude soybean oil into a product known as “R&B”, refined and bleached oil, and on January 3, 2003, we became the majority owner of Urethane Soy Systems Company, Inc. (USSC). In compliance with financial accounting standards, we are reporting on four segments in the following discussion: Soy Processing, Oil Refining, Polyurethanes, and Other business operations that do not fit under one of the first three segments.

SDSP was originally formed as a South Dakota cooperative and then reorganized into a South Dakota limited liability company effective July 1, 2002. The following discussion relates to financial data of South Dakota Soybean Processors, LLC and the predecessor cooperative for the periods indicated. Historically, the cooperative’s fiscal year end had been August 31; however, we converted to a December 31 fiscal year end as part of the reorganization. The historical financial information discussed below includes audited and unaudited financial data of our predecessor cooperative prior to the effectiveness of the reorganization on July 1, 2002. Periods prior to the reorganization have been restated to a December 31 year end, and the information provided for the quarter ended March 2003 include the consolidated information for SDSP and USSC. The acquisition was not considered substantial, and accordingly we have not provided pro forma information for prior periods on a restated basis.

The Soybean Processing segment processes whole soybeans into soybean meal, crude soybean oil, and soybean hulls. The meal is sold primarily to customers in the northeastern United States and Western Canada. The crude oil is sold primarily to the Oil Refining segment for further processing into R&B oil, and some to customers for use in animal feed. The soybean hulls are sold primarily to the local dairy market. The hulls may be sold in either loose form, or we can pellet the hulls to accomplish savings on freight.

The Oil Refining segment processes the crude soybean oil through a series of filters and other stages to produce refined and bleached oil. The R&B oil is then sold to a strategic partner in accordance with our supply agreement, and delivered to one of our customer’s facilities. It is then further processed and packaged for human consumption. Anticipated sales of R&B oil are expected to average approximately 25% of total revenue.

The segment labeled “Polyurethane” currently consists of sales of a product known as SoyOyl®, SoyOyl® is a product that is combined with chemicals produce a bio-based polyurethane product. South Dakota Soybean Processors produce the SoyOyl® at the Volga, South Dakota facility, and ship it to either USSC or the customer directly. USSC then either ships the other required chemicals for the customer to mix, or arranges for the customer to purchase the necessary chemicals directly from a manufacturer. In January 2003, we purchased 54% of the stock in USSC, giving us a total ownership percentage of 58%. In addition to becoming the majority owners in USSC, we have also assumed management control. Included in this segment is the consolidated financial statements of USSC, and the processing of SoyOyl® at SDSP.

The final segment labeled “Other” consists primarily of construction management fees for overseeing the general construction of the Minnesota Soybean Processors facility. At times, we earn miscellaneous income for the completion of feasibility studies or other projects. The revenue from these projects will also fall into this category.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2003 and 2002

                The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Quarter Ended March 31,
	2003		2002
		% of		% of
	$	Revenue	$	Revenue
Revenue from external customers:
Soybean Processing	28,888		33,313
Oil Refining	14,994		—
Polyurethane	51		2
Other	0		0
Total	43,933		33,315

Gross Profit	912	2.1%	2,666	8.0%

General and Administrative expense	868	2.0%	760	2.3%
Other Operating expense (income)	775	1.8%	717	2.2%

Operating Income:
Soybean Processing	623	1.4%	2,624	7.9%
Oil Refining	198.5%
Polyurethane	(266)	(.6% )	(1)
Other	264.6%
Total	819	1.9%	2,623	7.9%

Revenue — Revenue increased $10.6 million or 31.9% to $43.9 million for the first quarter of 2003 from $33.3 million for the first quarter of 2002. The improvement was due to increases in the selling prices of all of the commodities. The quantity of meal sales were down slightly by 1.7%, however the quantities of crude and refined oil sales were up 11.5%. These changes reflect the difference in the quality of soybeans we are receiving in the 2002 crop year compared to 2001 crop. Overall, the oil content has been much higher in the 2002 crop compared to the 2001 crop. The sales price of meal increased on average 11% for the first quarter of 2003 compared to the first quarter of 2002, and the sales price of oil increased by 24%. Much of the increase in the oil sales price reflects the premium received for refining the crude oil we produce.

Gross Profit — Gross profit decreased $1.8 million, or 65.8%, to $912,000 for the first quarter of 2003 from $2.7 million for the first quarter of 2002. Production expenses were $1.1 million, or 40.5% higher than the first quarter of 2002. The four categories that comprise the majority of the variance are Utilities, Depreciation, Insurance, and Maintenance. Utilities increased by $784,000 over the first quarter of 2002 due to the high natural gas prices. Depreciation increased by $103,000 due to the additional fixed assets that are being depreciated in the first quarter of 2003. Chicago Board of Trade margins were much lower in the first quarter of 2003 compared to the same quarter in 2002. The net effect of this was a reduction of $2.8 million in gross margin. This was offset, however, by increases in the basis adjustment and other income of $1.9 million for the first quarter of 2003 compared to the same quarter of 2002.

General and Administrative Expense — General and Administrative expense increased $108,000 or 14.1% for the first quarter of 2003 compared to the same period in 2002. This increase represents the consolidation of USSC in the financial statements for the quarter ended March 31, 2003, and the corresponding selling expense of $182,000. General Administration expense decreased by $74,000 compared to the same quarter of 2002.

Interest Expense — Interest expense increased $123,000, or 142% for the first quarter of 2003 compared to the same period in 2002. The increase was due to higher debt levels caused by carrying larger values in accounts receivable and inventory, and the early payment of dividends due to the reorganization and change in year end. During the first quarter of 2003, we had outstanding debt of $22.9 million, most of which was borrowed at 3.53% interest. During the first quarter of 2002, we had outstanding debt of only $5.5 million, borrowed at 3.91%. The increase in accounts receivable is due to the extended payment terms granted for the sales of R&B oil compared to the normal terms for the sales of crude soybean oil. The R&B oil is sold on 25-day terms, compared to the crude oil sold on “Cash Receipt of Invoice” terms. Inventory is at a higher carrying value because of the large volume of crude oil stored offsite, and the increase in market price.

Net Income — Net income decreased $1.8 million or 68.8% to $819,000 for the first quarter of 2003, from $2.6 million for the first quarter of 2002. This primarily is a result of the lower gross profit, which was discussed above, combined with the additional interest expense due to the higher debt balances.

Segment Disclosures

Dollars in Thousands (000’s)	Quarter Ended March 31,
Soybean Processing	2003	2002

Revenue	$28,888	$33,312

Operating Income	$623	$2,624
% of Revenue	1.4%	7.9%

Total Assets	$59,941	$57,373

Soybean Processing is SDSP’s primary segment. The discussions in the preceding sections primarily describe the variances between the revenue and operating income, which relate to the Soybean Processing segment. The other segments are much smaller, and have little impact on the overall statement of operation or balance sheet.

	Quarter Ended
Dollars in Thousands (000’s)	March 31,
Oil Refining	2003	2002

Revenue	$14,994	$—

Operating Income	$198	$—
% of Revenue	.5%

Total Assets	$10,463	$535

The Oil Refining segment began operation in August 2002. This segment processes the crude soybean oil produced by the Soybean Processing segment through a series of processes and filters to create the product known in the industry as “R&B” (Refined and Bleached) oil. We have a supply agreement to provide a strategic partner with a consistent supply of R&B oil. The oil is transported by rail from our plant in Volga, SD to one of the customer’s facilities, where it is further processed and then packaged for the edible oil market.

Revenue in the Oil Refining segment for the quarter ended March 31, 2003 was $15.0 million. There were no revenues in the first quarter of 2002 for this segment. The $15.0 million of revenue was based on 61 million pounds of R&B oil sold. The operating profit for the refining segment for the third quarter ended March 31, 2003 was $198,000.

	Quarter Ended
Dollars in Thousands (000’s)	March 31
Polyurethane	2003	2002

Revenue	$51	$2

Operating Income	$(266)	$(1)
% of Revenue	-.6%

Total Assets	$8,574	$1,347

We have implemented a new segment beginning in January 2003 for Polyurethane related items.  In this segment, we present the product that SDSP produces for USSC, and the consolidated financial statements of USSC. We purchased majority ownership in USSC in January 2003. With that purchase, we assumed management control of the company. SoyOyl® is a product where we process crude oil into a substance that forms a bio-based polyurethane, when mixed with other chemicals. This polyurethane product is rather new in the market, and has been undergoing research and development for the past couple of years. SDSP processes the soybean oil and has an exclusive supply agreement with USSC to provide this processed oil. SDSP owns a patent for the processing of the crude oil, and USSC has a patent for the polyurethane product made with processed vegetable oil and other non-petroleum chemicals. USSC has several patents pending on different variations of this product as well.

Consolidated revenue for this segment was only $51,000 for the first quarter of 2003. We have hired two salespersons for USSC to start promoting the product in the polyurethane market. In the past, much of our time has been devoted to development of the product and testing with a limited number of customers. Now we feel it is time to start entering the general market, and that will be the function of the new salespersons.

	Quarter Ended
Dollars in Thousands (000’s)	March 31
Other	2003	2002

Revenue	$0	$0

Operating Income	$264	$0
% of Revenue	1.9%

Total Assets	$3,602	$18

The other segment contains other income and expenses not related to soybean processing, the refinery, or polyurethane production. The main source of income in this segment is management fees. Management fees currently consist of the income earned from the Minnesota Soybean Processors (MnSP) project. They have hired us as construction manager for their new soybean processing facility in Brewster, MN. The management income was determined to be 10% of the equity raised for the project. We recognize income as it is earned at SDSP based on percentage of completion of the project. The project was divided into four stages, and a period was established for each stage. We adjust the period each month if a particular stage appears that it will take longer to complete than anticipated. For the three-month period ended March 31, 2003, we recognized management income of $375,000 compared to $0 for the three-month period ended March 31, 2002. Allocated expenses against the management income were $111,000 and $0 for the three months ended March 31, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Operating activities used $12.5 million for the three months ended March 31, 2003, compared to providing $9.3 million for the three months ended March 31, 2002. The primary variance is the amount of the change in assets and liabilities. This changed by $20.0 million as a result of larger stocks of crude oil owned, increased accounts receivable carried due to the change in terms offered on refined oil, the purchase of assets held for sale at the Brewster site, and a reduction in the excess cash carried to meet working capital covenants of the Chicago Board of Trade.

Cash Flows from Investing Activity

Investing activities used $188,000 during the three-month period ending March 31, 2003 compared to the use of $1.1 million in the three-month period ending March 31, 2002. This $244,000 of expenditures consisted of equipment purchases for the plant of $204,000 legal fees of $39,000 associated with the purchase of USSC by SDSP, and USSC patents, and was offset by $56,000 of cash provided from cooperative patronage.

Cash Flows from Financing Activity

Net cash provided by financing activities for the three-month period ending March 31, 2003 was $13.1 million, and $5.2 million was used for the same period ending March 31, 2002. During the three months ended March 31, 2003, we made distribution to our members of $2.5 million. This payment was offset by our drawing an additional $15.8 million of financing on our lines of credit with CoBank.

CoBank is our primary lender. Effective February 26, 2002, we have had two lines of credit with CoBank to meet the needs of the company. The first is a revolving long-term loan agreement. Under the terms of this loan, we began with a $16.0 million credit line that increases in increments to $21.0 million by May 1, 2003, and then reduces by $1.3 million approximately every six months thereafter with a final payment equal to the remaining unpaid principal balance of the loan on March 20, 2011. The revolving loan is set up so we can borrow funds as needed up to the credit line maximum, and pay down whenever excess cash is available. Once we pay it down, the available borrowing amount increases up to the established credit line, and we have full access to borrow those funds again if needed. We pay a 0.375% annual commitment fee on any funds not borrowed.

The second credit line is a revolving working capital loan, with an agreement that expires on March 31, 2005, unless extended by CoBank. The primary purpose of this loan is to finance inventory and receivables. The maximum availability under this credit line ranges from $6.0 million to $10.0 million for particular commitment periods during the term of the loan to match our anticipated needs with respect to carrying inventory. For example, we have higher lines established during the months of October through May to cover the carrying costs of soybeans that are piled outside during the harvest season. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid incurring the commitment fee on funds not borrowed.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The balance borrowed on the revolving term loan was $18.2 million, and $5.0 million as of March 31, 2003 and 2002, respectively. The seasonal working capital loan had advances of $7.5 million and $0 on March 31, 2003 and 2002, respectively. The interest rate on both of these loans as of March 31, 2003 was 3.53%

We had a loan administered by the South Dakota Governor’s Office of Economic Development. This loan was an Agriculture Processing and Export fund loan (APEX). The principal was in the original amount $150,000 financed at 5% per annum. This loan had a balloon payment at the end of six years, which was on December 1, 2002.

Principal payments on the APEX loan for the three months ended March 31, 2003 were $0, and $1,411 for the three months ended March 31, 2002.

We have a note payable to the Brookings County Railroad Authority. This note is a ten-year note for $575,000, financed at 5%, which matures on September 1, 2007. Semi-annual principal and interest payments are due in February and August. Railroad track sidings located at the plant secure the note. Principal payments on the Brookings County Railroad Authority note were $28,815 and $27,426 for the three months ended March 31, 2003 and 2002, respectively.

We have a long-term payable contract with the City of Volga for an error in the billing of electricity due to a faulty city meter that occurred between 1996 and 1999. Payments are made at a rate of $3,229 per month without interest. The contract matures on December 31, 2003. Payments of $29,061 were made in both of the three-month periods ending March 31, 2003 and March 31, 2002.

We have a note payable with the Butler Machinery Company to finance a new caterpillar skid steer. This is a three-year note for $13,132, financed at 0%, which matures on October 31, 2004. Payments are made annually in October for $4,337, at 0% interest. There were no payments made in either of the three-month periods ending March 31, 2003 and March 31, 2002.

We have a note payable to the former USSC shareholders for the purchase of shares in USSC. This is a four-year note for $4.05 million, financed at 0%, which matures on October 31, 2006. The note is secured by the USSC stock. Payments are required annually. The first payment is due in October 2003 for $1.4 million. The final three payments are due in October 2004 through 2006 each in the amount of $891,000. There were no principal payments made in either of the three-month periods ending March 31, 2003 and March 31, 2002.

USSC has a note payable to Capital One to provide working capital. This is a seven-year note for $30,000, financed at 0%, which matures on October 31, 2004. The note is unsecured. Payments are made monthly in the amount of $460.15 which includes 7.5% interest. Principal payments on the Capital One note were $810 and $0 for the three months ended March 31, 2003 and 2002, respectively.

USSC has a note payable to Alpha Labs for the purchase of miscellaneous lab equipment. This note was originally for $35,000 financed at 0%, which matured on January 15, 2003. Payments were originally due for $15,250 on August 24, 2002, and January 15, 2003. There were no principal payments made in either of the three-month periods ending March 31, 2003 and March 31, 2002.

USSC has a note payable to Richard Kiphart to provide working capital prior to January 2003. This note is a $250,000 note, financed at 15%, which matures on the third anniversary date or upon demand in the event of default. Interest payments are due quarterly, and no prepayment of principal is allowed prior to maturity. There were no principal payments made in either of the three-month periods ending March 31, 2003 and March 31, 2002.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have lease commitments under operating leases for rail cars, various types of vehicles, lab and office equipment, and oil storage tanks.

We lease 299 hopper rail cars and 10 oil tank cars from GE Capital. There are four separate leases, three with 18-year terms, and one with a 5-year term. The final lease expires in December 2018. These leases require monthly payments of $123,890. There is an additional lease with Trinity Capital for 100 oil tank cars, with monthly lease payments of $38,300. Lease expense for rail cars was $487,000 and $372,000 for the three-month periods ending March 31, 2003 and 2002, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program. Mileage credit income was $373,000 and $381,000 for the three-month periods ending March 31, 2003 and 2002, respectively.

In addition to the rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense was $133,000 for the three-month period ending March 31, 2003 and $100,000 for the three-month period ending March 31, 2002. Some of these leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

Minimum future lease payments, required under the operating leases are as follows:

Year	Rail Cars	Other	Total

2003	$1,459,710	$44,617	$1,504,327
2004	1,946,280	43,815	1,990,095
2005	1,946,280	43,815	1,990,095
2006	1,899,030	33,116	1,932,146
2007	1,883,280	4,822	1,888,102
Thereafter	22,287,070	37,500	22,324,570

	$31,421,650	$207,685	$31,629,335

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities”. FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or in which equity investors do not bear the residual economic risks. The interpretation applies to variable interest entities (“VIE”) created after January 31, 2003, and the VIEs in which an enterprise obtains an interest after that date. It applies in the fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest that was acquired before February 1, 2003.

The Financial Accounting Standards Board (FASB) has issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. Management is reviewing this pronouncement to determine if implementation will have an effect on the Company’s financial statements.

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

The difficulty in applying these policies arises from the assumptions, estimates, and judgments that have to be made currently about matters that are inherently uncertain, such as future economic conditions, operating results and valuations as well as management intentions. As the difficulty increases, the level of precision decreases, meaning that actual results can and probably will be different from those currently estimated.

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

Long-Lived Assets

Depreciation and amortization of our property, plant, and equipment is provided on the straight-lined method by charges to operations at rates based upon the expected useful lives of individual or groups of assets. Economic circumstances or other factors may cause management’s estimates of expected useful lives to differ from actual.

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate future cash flows and may differ from actual.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

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

On January 28, 2003, we were served with notice that we had been named as a defendant in a breach of contract suit in the circuit court of Cook County, Illinois, along with a number of other individual defendants, including our Chief Executive Officer, Rodney Christianson. The plaintiff, James Jackson, was an employee of USSC whose services were terminated shortly after we became the majority owner in early January 2003. Mr. Jackson claims that he was wrongfully terminated and that the defendants unjustly interfered with his employment contract and committed fraud in connection with our acquisition of a controlling interest in USSC. He is claiming nearly $1 million in compensatory damages and $5 million in punitive damages. Based upon our investigation of the facts surrounding the case, we believe that Mr. Jackson’s employment contract was not properly authorized and that his claims are substantially without merit. We are vigorously defending the action; however, we cannot provide any assurance that we will be successful in disposing of the case or that any costs of settlement or damages would not be material if we were unable to get the case dismissed. Under the terms of our stock purchase agreement with USSC, we believe that we would be entitled to indemnification from USSC for our costs to settle or defend the suit.

Item 2.  Changes in Securities and Use of Proceeds

                None.

Item 3.  Defaults Upon Senior Securities

                None.

Item 4.  Submission of Matters to a Vote of Security Holders

                None.

Item 5.  Other Information

                None.

Item 6.  Exhibits and Reports on Form 8-K

                (a)           Exhibits.  See Exhibit Index.

                (b)           Reports on Form 8-K.  A Form 8-K was filed on January 14, 2003 regarding the stock purchase agreement entered into for the purchase of controlling interest in Urethane Soy Systems Company, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: May 14, 2003
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

May 14, 2003

By /s/ Rodney G. Christianson

Rodney G. Christianson
Chief Executive Officer

CERTIFICATIONS

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

May 14, 2003

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