Form 10-Q
period 2003-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2003-08-14
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2003

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes☐   No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

On August 12, 2003, the registrant had 28,258,500 capital units outstanding. See Part II, Item 5 for information regarding the issuer’s capital units split effective June 17, 2003.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2003	June 30, 2002	December 31, 2002*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$479,267	$3,449,060	$11,170

Trade accounts receivable, less allowance for uncollectible accounts - June 30, 2003 - $276,605, June 30, 2002 - $255,513, December 31, 2002 - $273,331	16,075,156	11,818,188	14,695,711

Inventories	6,063,540	14,198,535	13,113,097

Margin deposits	654,303	454,385	927,339

Prepaid expenses	314,146	184,743	483,139

Assets held for sale - Building	2,322,561	—	2,307,819
Total current assets	25,908,973	30,104,911	31,538,275

PROPERTY AND EQUIPMENT	49,654,152	48,223,225	49,172,714
Less accumulated depreciation	(16,949,465)	(13,983,301)	(15,411,529)
	32,704,687	34,239,924	33,761,185

OTHER ASSETS
Investments	3,970,172	5,086,269	4,928,261
Patents	216,351	—	36,998
Goodwill	7,447,699	—	—
Other	498,821	22,893	20,340
	12,133,043	5,109,162	4,985,599

	$70,746,703	$69,453,997	$70,285,059

*Derived from audited financial statements

(continued on next page)

	June 30, 2003	June 30, 2002	December 31, 2002*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$6,191,476	$3,669,203	$3,603,838
Current maturities of long-term debt	1,478,956	222,391	101,472
Accounts payable	893,909	969,516	639,588
Accrued commodity purchases	9,545,370	9,684,760	20,150,384
Accrued expenses	1,519,984	2,518,599	1,628,023
Accrued interest	42,566	45,759	51,476
Total current liabilities	19,672,261	17,110,228	26,174,781

LONG-TERM LIABILITIES
Long-term debt, less current maturities	17,654,750	16,322,124	10,143,458
Deferred compensation	106,180	97,500	91,064
	17,760,930	16,419,624	10,234,522

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	1,309,597	—	—

COMMITMENTS	—	—	—

MEMBERS’ EQUITY
Class A units, no par value
Issued and outstanding - 2003 - 28,258,500; 2002 - 28,258,500 (June 30, 2002 has been restated-see Note 1)	32,003,915	35,924,145	33,875,756

	$70,746,703	$69,453,997	$70,285,059

See Accompanying Notes to Consolidated Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

	Three Months Ended June 30:		Six Months Ended June 30:
	2003	2002	2003	2002

NET REVENUE	$60,062,503	$29,644,378	$103,996,166	$62,822,686

COST OF REVENUE
Cost of product sold	53,219,521	23,449,439	88,985,376	48,467,316
Production	3,564,203	2,917,120	7,331,901	5,535,046
Freight and rail	3,498,388	2,775,072	6,921,308	5,625,556
Brokerage fees	48,387	56,077	114,036	110,996
Total cost of revenue	60,330,499	29,197,708	103,352,621	59,738,914

GROSS PROFIT (LOSS)	(267,996)	446,670	643,545	3,083,772

OPERATING EXPENSES
Administration	1,004,140	578,969	1,871,904	1,321,712

OPERATING PROFIT (LOSS)	(1,272,136)	(132,299)	(1,228,359)	1,762,060

OTHER INCOME (EXPENSE)
Interest expense	(221,020)	(90,930)	(429,511)	(177,040)
Other non-operating income	1,113,561	1,215,282	1,903,253	1,882,586
Patronage dividend income	99	47,811	98,074	194,810
Total other income (expense)	892,641	1,172,163	1,571,816	1,900,356

NET INCOME BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	(379,495)	1,039,864	343,457	3,662,416

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	97,041	—	193,218	—

INCOME TAX BENEFIT (EXPENSE)	131,474	(520,000)	131,474	(520,000)

NET INCOME (LOSS)	$(150,980)	$519,864	$668,149	$3,142,416

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$(0.01)	$0.02	$0.02	$0.11

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	28,258,500	28,258,500	28,258,500	28,258,500

See Accompanying Notes to Consolidated Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

	2003	2002

OPERATING ACTIVITIES
Net income	$668,149	$3,142,416
Charges and credits to net income not affecting cash:
Depreciation	1,509,442	1,297,231
Amortization	13,571	2,210
Gain on sale of fixed assets	(18,087)	—
Loss on sale of fixed assets	8,576	28,068
Minority interest in net loss of subsidiary	(193,218)	—
Non-cash patronage dividends	(68,652)	(83,712)
Change in assets and liabilities	(2,502,792)	(5,120,067)

NET CASH (USED FOR) OPERATING ACTIVITIES	(583,011)	(733,854)

INVESTING ACTIVITIES
Purchase of investments	(4,076,936)	—
Sale of property and equipment	50,546	—
Cash patronage received	56,163	—
Patent Costs	(20,335)	(250)
Purchase of property and equipment	(408,444)	(3,672,387)

NET CASH (USED FOR) INVESTING ACTIVITIES	(4,399,006)	(3,672,637)

FINANCING ACTIVITIES
Proceeds from members’ investment transactions	—	2,200
Patronage capital paid to members	(3,020,537)	—
Proceeds from long-term debt	8,632,065	5,887,732
Principal payments on long-term debt	(200,403)	(49,638)

NET CASH FROM FINANCING ACTIVITIES	5,411,125	5,840,294

NET CHANGE IN CASH AND CASH EQUIVALENTS	429,108	1,433,803

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	50,159	2,015,257

CASH AND CASH EQUIVALENTS, END OF PERIOD	$479,267	$3,449,060

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$391,907	$122,951

Income taxes	$—	$—

SCHEDULE OF NON CASH FINANCING AND INVESTING ACTIVITIES
Long-term debt incurred to acquire common stock	$4,050,000	$—

See Accompanying Notes to Consolidated Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

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

In connection with the reorganization, the delivery of soybeans under the previous member delivery agreement is no longer required as an obligation of membership. Earnings, losses, and cash distributions are allocated to members based on their percentage of ownership in the LLC.

The Company owns approximately 58% of Urethane Soy Systems Company (USSC).  USSC is the manufacturer and patent holder of SoyOyl®, a polyol made from soybean oil.

Basis of presentation

The unaudited consolidated balance sheets as of June 30, 2003 and 2002, and the consolidated statements of operations and cash flows for the periods ended June 30, 2003 and 2002 reflect, in the opinion of management of South Dakota Soybean Processors, LLC and its majority-owned subsidiary, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of consolidated operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2002 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(continued on next page)

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

Goodwill and Intangible Assets

The Company does not amortize goodwill. The Company uses an impairment approach to account for goodwill. Annually, the company compares the fair value of goodwill to its carrying value. If the fair value of the goodwill exceeds its carrying value, the carrying value does not change. However, if the Company determines that the carrying value of the goodwill exceeds its fair value, the goodwill is written down to its fair value. The Company amortizes intangible assets with definite lives using the straight-line method over their estimated useful lives. The Company’s only intangible assets with definite lives are patents that are amortized over a 20-year period.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires an entity to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the related long-lived asset. The liability is adjusted to its present value each period and the asset is depreciated over its useful life. A gain or loss may be incurred upon settlement of the liability.  SFAS No. 143 was effective for fiscal years beginning after June 15, 2002. Adoption of SFAS No. 143 on January 1, 2003 did not have a significant impact on the consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for and disclosures of certain guarantees issued. The initial recognition and measurement provisions of the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

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

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on “Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in

(continued on next page)

relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that adoption of this standard will not have a material effect on the consolidated financial statements.

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities that are subject to the provisions for the first fiscal period beginning after December 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company believes that the adoption of this standard will not have a material effect on the consolidated financial statements.

NOTE 2 -       RECLASSIFICATION OF CERTAIN FINANCIAL INFORMATION

Reclassifications have been made to the June 30, 2002 and December 31, 2002 financial information to make them conform to the current period presentation. The reclassifications had no effect on previously reported net income or members’ equity.

(continued on next page)

NOTE 3 -       INVENTORIES

	June 30, 2003	June 30, 2002	December 31, 2002
Finished goods:
Soy processing	$638,939	$10,278,923	$8,365,447
Refined Oil	355,474	—	496,198
Polyurethane	28,290	41,754	26,120
Other	—	—	489
Total	1,022,703	10,320,677	8,888,254

Raw materials:
Soy processing	6,466,573	5,638,517	2,935,399
Refined Oil	14,178	—	45,262
Polyurethane	3,795	21,282	5,596
Other	—	—	3,828
Total	6,484,546	5,659,799	2,990,085

Market adjustment - Soy processing	(1,493,568)	(1,832,058)	1,185,013

Supplies & Miscellaneous	49,859	50,117	49,745

Totals	$6,063,540	$14,198,535	$13,113,097

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

NOTE 5 -       GOODWILL AND OTHER INTANGIBLE ASSETS

On January 1, 2003, the Company acquired an additional 54% interest in the outstanding common stock of USSC to bring its total ownership interest to approximately 58%. The results of USSC’s operations have been included in the financial statements since that date. The Company believes that the acquisition of a controlling interest in USSC will allow them to more effectively market and expand applications for USSC’s products.

The aggregate purchase price for the 54% interest was $8,576,686. The Company had previously acquired a 4% interest for $1,000,000. In preparing consolidated financial statements, the Company assigned the total consideration paid for the USSC stock to USSC’s assets and liabilities. This allocation resulted in an assignment

(continued on next page)

of $7,447,699 to goodwill. None of the goodwill recognized for financial reporting purposes is expected to be deductible for tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Current assets	$85,742
Property and equipment	255,894
Goodwill	7,447,699
Total assets acquired	7,789,335

Current liabilities	1,054,906
Long-term debt	155,928
Total liabilities assumed	1,210,834
Net assets acquired	$6,578,501

The Company has a contractual obligation to pay former USSC shareholders $4,050,000. This obligation is payable in an installment of $1,377,000 on October 31, 2003 and three additional annual installments of $891,000 on each October 31 thereafter. The payments are made without interest. It was not considered necessary to impute interest on the payments due to the immateriality of the imputed interest amounts.

The Company made a payment of $1,125,000 in January 2003 and $375,000 in April 2003, to USSC in connection with the issuance of new common shares.  Future commitments are four quarterly installments of $375,000 beginning July 1, 2003 and five quarterly payments of $300,000 beginning July 1, 2004. This future commitment was taken into consideration in determining the total purchase price for the additional 54% interest in USSC.

The following table provides information regarding the Company’s other intangible assets as of June 30, 2003:

Intangible Assets	Life	Gross Carrying Amount	6-Months Accumulated Amortization	Net
As of June 30, 2003
Loan Origination Costs	10 Yrs.	20,503	(2,391)	18,112
Patents	Finite	$227,695	$(11,344)	$216,351
		$248,198	$(13,735)	$234,463
As of June 30, 2002
Loan Origination Costs	10 Yrs.	$25,103	$(2,210)	$22,893
Patents	Finite	$36,998	$—	$36,998
		$62,101	$(2,210)	$59,891

(continued on next page)

The following table provides a summary of acquisitions of intangible assets during the six months ended June 30, 2003. The acquisition of patents includes those of USSC:

	Acquistion Cost	Weighted-average Amortization Period
Intagible assets with finite lives: Patents	$190,697	20 years

2004	$9,000
2005	$11,000
2006	$10,000
2007	$9,000
2008	$9,000

NOTE 6 -       NOTE PAYABLE – SEASONAL LOAN

The Company has entered into a seasonal credit agreement with CoBank, which expires April 1, 2005. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $6,000,000 between June 1 and September 30 and up to $10,000,000 between October 1 and May 31. Interest is at a variable rate (3.44% at June 30, 2003). There were no advances outstanding at June 30, 2003 and 2002, and December 31, 2002.

Advances on the seasonal credit agreement are limited based upon inventory, accounts receivable, net of soybean accounts payable.

(continued on next page)

NOTE 7 -       LONG-TERM DEBT

	June 30, 2003	June 30, 2002	December 31, 2002
Revolving term loan from CoBank, interest at variable rates (3.44% at June 30, 2003), secured by substantially all property and equipment. Loan matures 3/20/2011.	$14,456,305	$16,000,000	$9,874,619

Note payable to former USSC shareholders, interest at 0%, secured by USSC stock. Note matures on 10/31/2006.	4,050,000	—	—

Note payable to South Dakota Governor’s Office of Economic Development, due in monthly principal and interest installments of $990, at 5% secured by a second lien on property and equipment. Note matured on 12/1/2002.	—	122,343	—

Note payable to Brookings County Railroad Authority, due in semi-annual principal and interest installments of $36,885 at 5% secured by railroad track assets. Note matures 9/1/2007.	293,997	350,924	322,812

Contract payable to City of Volga, due in monthly installments of $3,229 at 0%. Contract matures 12/31/2003.	19,372	58,117	38,745

Note payable to Butler Machinery Company, due in annual principal payments of $4,377 at 0% starting 10/31/02. Note matures 10/31/2004.	8,755	13,131	8,754

Note payable to Capital One, due in monthly principal and interest installments of $460, at 7.5%. Unsecured. Note matures 4/15/2009.	26,002	—	—

Note payable to Alpha Labs, currently due, carries no interest and is secured by the assets purchased.	29,275

Note payable to Richard Kipphart, issued February 13, 2002, with quarterly interest payments which began on June 30, 2002, and are paid in quarterly installments thereafter on the last day of the applicable month. Principal is payable on the third anniversary date or upon demand in the event of default. No prepayment of principal is allowed prior to maturity. Note matures Feb. 13, 2005, and is carried at 15%.	250,000	—	—
	19,133,706	16,544,515	10,244,930
Less current maturities	(1,478,956)	(222,391)	(101,472)
Totals	$17,654,750	$16,322,124	$10,143,458

(continued on next page)

The Company entered into an agreement as of February 26, 2002 with CoBank to amend and restate its Revolving Term Loan Agreement. Under the terms and conditions of the agreement, CoBank agrees to make loans to the Company up to $21,000,000 as of May 1, 2003. Beginning September 2003, the commitment decreases in scheduled periodic increments of $1,300,000 through March 2011.

The Master Loan Agreement (MLA) contains financial covenants related to the maintenance of working capital and achieving debt service quotients among affirmative and negative covenants.

It is estimated that the minimum principal payments on long-term debt obligations will be as follows:

For the twelve months ending June 30:

2004	$1,478,956
2005	1,226,773
2006	2,217,614
2007	3,564,989
2008	2,640,961
Thereafter	8,004,413

$19,133,706

NOTE 8 -       EARNINGS PER CAPITAL UNIT

The ownership structure of the Company is made up of Class A capital units. Earnings per capital unit are calculated based on the number of Class A capital units held.

On June 17, 2003, the Board of Directors declared a 2 for 1 unit split on Class A capital units effective immediately. Prior to this transaction, there were 14,129,250 units outstanding, and as of June 30, 2003, there are 28,258,500 units outstanding.

For purposes of calculating basic earnings per capital unit, the capital units have been restated for June 30, 2002 to reflect the stock split.

NOTE 9 -       COMMITMENTS

During August 2000, the Company entered into an agreement with Minnesota Soybean Processors Cooperative (MnSP) for certain services and management of a proposed soybean processing plant. The agreement provides the Company a fee of 10% of the equity raised by MnSP for the Company’s services related to business planning and construction management services. The Company has agreed to reinvest a minimum of 80% of the fees earned from MnSP in equity units of MnSP. There were fees earned under this arrangement during the six months ended June 30, 2003 and 2002 of $625,681 and $649,500, respectively.

In addition, the Company has agreed to provide management and marketing services to MnSP on a cost sharing basis. The agreement is for automatically renewing five-year periods beginning sixty days before the plant is scheduled to begin operations.

(continued on next page)

NOTE 10 -     SEGMENT REPORTING

The Company organizes its business units into three reportable segments: soybean-processing, crude oil refining, and polyurethane. Separate management of each segment is required because each segment is subject to different marketing, production, and technology strategies. The soybean-processing segment purchases soybeans and further processes them into three products: soybean meal, crude soybean oil, and soybean hulls. The oil-refining segment further refines the crude soybean oil for sale in commercial applications. The polyurethane segment processes oil into a bio-based polyurethane product that is used in foam applications. The segments’ accounting policies are the same as those described in the summary of significant accounting polices. Market prices are used to report intersegment sales. All items not related to one of the three segments are included in the column titled “Other.”

Segment information for the six months ended June 30, 2003 and 2002 are as follows:

	Soybean Processing	Oil Refining	Polyurethane	Other	Total
FOR THE SIX MONTHS ENDED JUNE 30, 2003:

Sales to external customers	$72,458,773	$31,375,559	$161,834	$—	$103,996,166
Interest expense	(115,062)	(176,439)	(138,011)	—	(429,512)
Depreciation and amortization	(1,312,007)	(178,036)	(32,970)	—	(1,523,013)
Segment profit (loss)	714,303	59,405	(587,612)	482,054	668,149
Minority Interest (loss)	—	—	193,218	—	193,218

Segment assets	49,126,665	10,169,787	8,637,974	2,812,276	70,746,702
	—
Expenditures for segment assets	399,231	—	9,213	—	408,444

FOR THE SIX MONTHS ENDED JUNE 30, 2002:

Sales to external customers	$62,766,695	$—	$55,991	$—	$62,822,686
Interest expense	(177,040)	—	—	—	(177,040)
Depreciation and amortization	(1,282,388)	—	(17,053)	—	(1,299,441)
Segment profit (loss)	2,676,734	—	(138,152)	603,834	3,142,416

Segment assets	65,282,228	2,274,917	1,422,445	474,407	69,453,997

Expenditures for segment assets	1,414,651	2,257,736	—	—	3,672,387

Item 2.  Management’s Discussion and Analysis of Results of Operations

You should read the following discussion along with our financial statements and the notes to our financial statements included elsewhere in this report, and our auditors financial statements for our most recently completed fiscal year included in our annual report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks, uncertainties, and assumptions. Our actual results, performance, and achievements may differ materially from those expressed in, or implied by, these forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

Company Profile

South Dakota Soybean Processors LLC, (SDSP) owns and operates an 82,000 bushel per day soybean processing plant in Volga, South Dakota that began producing crude soybean oil, soybean meal, and soybean hulls in late 1996. Since that time, we have expanded our business to include the development of new product lines and management services. In August 2002, we began refining crude soybean oil into a product known as “RB,” refined and bleached oil, and on January 3, 2003, we became the majority owner and assumed management control of the company Urethane Soy Systems Company (USSC). In compliance with financial accounting standards, we are reporting on four segments in the following discussion: Soy Processing, Oil Refining, Polyurethanes, and Other, which contains business operations that do not fit under one of the first three segments.

SDSP was originally organized as a South Dakota cooperative, and reorganized into a South Dakota limited liability company effective July 1, 2002. The following discussion relates to financial data of South Dakota Soybean Processors, LLC and the predecessor cooperative for the periods indicated. Historically, the cooperative’s fiscal year end had been August 31; however, we converted to a December 31 fiscal year end as part of the reorganization. The historical financial information discussed below includes audited and unaudited financial data of our predecessor cooperative prior to the effectiveness of the reorganization on July 1, 2002. Periods prior to the reorganization have been restated to a December 31 year-end, and the information provided for the three and six-month periods ended June 2003 includes the consolidated information for SDSP and USSC. The acquisition was not considered substantial, and accordingly we have not restated the prior period presentations. Prior to January 1, 2003, the financial statements do not include the consolidation of USSC because it is not required.

Our segments can be generally described as follows:

•      The Soybean Processing segment processes whole soybeans into soybean meal, crude soybean oil, and soybean hulls. The meal is sold primarily to customers in the northeastern United States and Western Canada. The crude oil is sold primarily to our refining segment for further processing into RB oil, and some is also sold to customers for use in animal feed. The soybean hulls are sold primarily to the local dairy market. The hulls may be sold in either loose form, or may be pelleted on site to obtain freight savings.

•      The Refining segment processes the crude soybean oil through a series of filters and other stages to produce refined and bleached oil. The RB oil is then sold to a strategic partner in accordance with our supply agreement and delivered to one of their facilities. It is then further processed and packaged for human consumption.

•      The  Polyurethane segment currently consists of sales of a product known as SoyOyl®. SoyOyl® is a product that combines specially processed crude oil with other chemicals to produce a bio-based polyurethane product. SDSP processes the crude oil at the Volga, South Dakota facility and ships it to either USSC or the customer directly. USSC then either ships the other required chemicals for the customer to mix, or arranges for the customer to purchase the necessary chemicals directly from a manufacturer. Included in this segment are the consolidated financial statements of USSC and the financial information related to the special processing of crude oil at SDSP.

•     The final segment labeled “Other” consists primarily of construction management fees for overseeing the general construction of the Minnesota Soybean Processors facility. At times, we earn miscellaneous income for the completion of feasibility studies or other projects. The revenue from these projects will also fall into this category. All items not related to one of the other three reportable segments is included in this category.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2003 and 2002

The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Quarter Ended June 30,
	2003		2002
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Soybean Processing	43,570		29,454
Oil Refining	16,381		—
Polyurethane	111		53
Other	0		0
Total	60,062		29,507

Gross Profit (Loss)	(268)	(.4)%	447	1.5%

General and Administrative expense	(1,004)	(1.7)%	(579)	(2.0)%
Other Operating income (expense)	1,121	1.9%	652	2.2%

Operating Income (Loss):
Soybean Processing	92.2%		54	1.7%
Oil Refining	(139)	(.2)%
Polyurethane	(322)	(.5)%	(137)	(.5)%
Other	218.4%		603	2.0%
Total	(151)	(.3% )	520	1.8%

Revenue – Revenue increased from $29.6 million for the second quarter of 2002 to $60.1 million in the second quarter of 2003, an increase of $30.6 million or 102.6%. The improvement was a result of several factors. Average sales prices of both meal and oil increased on average 26.9% and 16.43% respectively, for the second quarter of 2003 compared to the second quarter of 2002. In addition, refined oil sales provided $16.4 million of revenue for the second quarter of 2003. In 2002, we were not refining, and most of our crude oil was going into warehouse storage, which provided no revenue. In the second quarter of 2003, we sold approximately double the amount of crude oil than the second quarter of 2002, and sold 67 million pounds of refined oil. Product yields were also higher in the second quarter of 2003 compared to the same period in 2002, which provided additional product to sell. These changes reflect the difference in the quality of soybeans we are receiving from the 2002 crop year, compared to 2001 crop year. Overall, the oil content has been much higher in the 2002 crop compared to the 2001 crop.

Gross Profit – During the second quarter of 2003, the Company had a gross loss of $268,000, compared to a gross profit of $447,000 for the second quarter of 2002. Despite the large increase in net revenue, the net revenue less the cost of product reflects only a $648,000 increase in the second quarter of 2003 compared to the same period in 2002. The primary factor for this is that Chicago Board of Trade (CBOT) margins were lower in the second quarter of 2003 compared to the same quarter in 2002. This was offset, however, by increases in the basis adjustment and other income.

Production expenses for the second quarter of 2003 were $647,000, or 22.2% higher than the second quarter of 2002. The four categories that comprise the majority of the variance are Utilities, Depreciation, Manpower, and Maintenance. Utilities increased by $276,000, or 31.2% for the second quarter of 2003 over the second quarter of 2002 due to higher natural gas prices. Depreciation increased by $96,000 due to the additional fixed assets that are being depreciated in the second quarter of 2003 compared to the same period in 2002. Manpower increased by $72,000 reflecting the additional associates required to operate the oil refinery. Maintenance increased $63,000 due to numerous repairs performed during the annual shutdown in 2003, compared to the installation of new equipment during the shutdown in May 2002.

General and Administrative Expense – General and Administrative expense increased $425,000, or 73.4%, for the second quarter of 2003 compared to the same period in 2002. This increase represents the consolidation of USSC in the financial statements for the quarter ended June 30, 2003, and the corresponding selling and administrative expenses of $220,000. General administration expense increased by $205,000 compared to the same quarter of 2002. Professional fees increased $65,000, or 107%, for the second quarter of 2003 over the second quarter of 2002 due to additional attorney fees for current lawsuits. Manpower and related expenses increased $91,000 for the second quarter of 2003 compared to the same period in 2002 due to additional staff and increased training and travel expenses.

Interest Expense – Interest expense increased $130,000, or 143% for the second quarter of 2003 compared to the same period in 2002. The increase was due to higher debt levels caused by carrying larger values in accounts receivable and inventory, and the early payment of dividends due to the reorganization and change in year-end. At the end of the second quarter of 2003, we had outstanding debt of $19.1 million, most of which was borrowed at an annual interest rate of 3.33% interest. During the second quarter of 2002, we had outstanding debt of only $10.2 million, borrowed at an annual interest rate of 3.87%. We had higher working capital needs in the second quarter of 2003 due to the increase in accounts receivable by $4.2 million, which is due to the extended payment terms granted for the sales of RB oil compared to the normal terms for the sales of crude soybean oil. The RB oil is sold on 25-day terms, compared to the crude oil sold on “Cash Receipt of Invoice” terms. We also had higher borrowing needs due to the purchase of assets held for sale of $2.3 million, and investment costs of $2.0 million.

Operating Income – The Company realized a net loss of $151,000 in the second quarter of 2003, compared to a net income of $520,000 in the same period in 2002. The decrease of $671,000 in operating income is primarily a result of the lower gross profit discussed above, combined with the additional interest expense resulting from higher debt balances during the quarter ended June 30, 2003.

Segment Disclosures

Dollars in Thousands (000’s)	Quarter Ended June 30,
Soybean Processing	2003	2002

Revenue	$43,570	$29,454

Net Income	$92	$54
% of Revenue	0.2%	.1%

Total Assets	$49,127	$65,282

Soybean Processing is our primary segment. The discussions in the preceding sections primarily describe the variances between the revenue and operating income that relate to the Soybean-Processing segment. The other segments are much smaller and have little impact on the overall statement of operations or balance sheet.

Dollars in Thousands (000’s)	Quarter Ended June 30,
Oil Refining	2003		2002

Revenue	$16,381		$—

Net Income	$(139)		$—
% of Revenue	(.8%	)

Total Assets	$10,170		$2,275

The Oil Refining segment began operation in August 2002. This segment processes the crude soybean oil produced by the Soybean Processing segment through a series of processes and filters to create a product known in the industry as “RB” (Refined and Bleached) oil. We have a supply agreement to provide a strategic partner with a consistent supply of RB oil. The RB oil is transported by rail from our plant in Volga, SD to one of their facilities, where it is further processed and packaged for the edible oil market.

Revenue in the Oil Refining segment for the quarter ended June 30, 2003 was $16.4 million. There were no revenues in the second quarter of 2002 for this segment because we had not yet begun refining operations. The $16.4 million of revenue for the second quarter of 2003 was generated from 67 million pounds of RB oil sold.

Dollars in Thousands (000’s)	Quarter Ended June 30
Polyurethane	2003	2002

Revenue	$111	$53

Net Income (Loss)	$(322)	$(137)
% of Revenue	(290.1)%	(253.7)%

Total Assets	$8,638	$1,422

We implemented a new segment beginning in January 2003 for Polyurethane related items. In this segment, we present financial results related to the product that SDSP produces for Urethane Soy Systems (USSC), and the consolidated operations and financial condition of USSC. We purchased majority ownership in USSC in January 2003 raising our ownership percentage in the company from 4% to 58%. With that purchase, we assumed management control of the company. SoyOyl® is a product where specially processed crude oil is mixed with other chemicals to produce a substance that forms bio-based polyurethane. This polyurethane product is rather new in the market, and has been undergoing research and development in recent years. SDSP processes the soybean oil and has an exclusive supply agreement with USSC to provide this processed oil. SDSP owns a patent for the special processing of the crude oil, and USSC has several patents for the polyurethane product which is made with processed vegetable oil and other non-petroleum chemicals. They also own the trademark SoyOyl®. USSC has several patents pending on different variations of this product as well.

Consolidated revenue for this segment in the second quarter of 2003 was $111,000. We have hired two salespersons for USSC to start promoting SoyOyl® in the polyurethane market. Prior to our acquisition of USSC, USSC’s management concentrated on development of the product and testing with a limited number of customers. Now we feel it is time to start entering the general market, and that will be the function of the new salespersons.

Dollars in Thousands (000’s)	Quarter Ended June 30
Other	2003	2002

Revenue	$—	$—

Operating Income	$218	$604
% of Revenue	0.0%	0.0%

Total Assets	$2,812	$474

The Other segment contains other income and expenses not related to soybean processing, the refinery, or polyurethane production. The main source of the income in this segment is management fees. Management fees currently consist of the income earned from the Minnesota Soybean Processors (MnSP) project. MnSP hired us as construction managers for its new soybean processing facility in Brewster, MN. The management fee is 10% of the equity raised for the project. We recognize this management income as it is earned at SDSP based on the percentage of completion of the project. The project was divided into four stages, and a period was established for each stage. We adjust the period each month if a particular stage appears that it will take longer to complete than anticipated. For the quarter ended June 30, 2003, we recognized management income of $373,000 compared to $650,000 for the quarter ended June 30, 2002. Allocated expenses against the management income were $155,000 and $46,000 for the quarter ended June 30, 2003 and 2002 respectively.

Comparison of the six months ended June 30, 2003 and 2002

The following table presents, for the periods indicated, the relative composition of selected statement of income data (dollars in thousands):

	Six Months Ended June 30,
	2003		2002
	$	% of Revenue	$	% of Revenue
Revenue from external customers:
Soybean Processing	$72,458	69.7%	$62,767	99.9%
Oil Refining	31,376	30.2%	—	0.0%
Polyurethane	162	0.1%	56	0.1%
Other	0	0.0%	0	0.0%
Total	$103,996		$62,823

Gross Profit	644	0.6%	3,084	4.9%

General and Administrative expense	(1,872)	(1.8)%	(1,322)	(2.1)%
Other Operating expense (income)	1,896	1.8%	1,380	2.2%

Operating Income:
Soybean Processing	714	0.9%	2,677	4.2%
Oil Refining	60	(0.1)%	0	0.0%
Polyurethane	(588)	(0.7)%	(138)	(0.2)%
Other	482	0.5%	603	1.0%
Total	$668	0.6%	$3,142	5.0%

Revenue – Revenue for the six months ended June 30, 2003 increased $41.2 million or 65.5% from the same period in 2002. The improvement is due to a couple of factors. The sales prices of meal and crude oil were significantly higher during that period in 2003 as compared to 2002. Meal prices averaged 19% higher, while the crude oil price was 26% higher during the respective periods. Also, we sold 129 million pounds of refined oil in the six months ended June 30, 2003. In 2002, we were storing oil instead of selling or refining it, and as a result, there was only a 22 million pound difference between the total crude oil sales in the first six months of 2003 compared to the same period in 2002. The refined oil has added $31 million to the total revenue in the first six months of 2003.

Gross Profit – During the first six months of 2003, the Company had a decrease in gross profits of $2.4 million (79.1%) compared to the first six months of 2002. Production expenses for the six months ended June 30, 2003 were $1.8 million, or 32.5%, higher than the same period in 2002. Operation of the refinery resulted in an increase of $961,000 during the first six months of 2003, and the four categories that comprise the majority of the remaining variance are utilities, depreciation, insurance, and maintenance. Utilities increased by $1.1 million over the first six months of 2002 due to higher natural gas prices. Depreciation increased by $199,000 due to the additional fixed assets being depreciated in 2003 from the Refinery. Insurance increased 106%, or $84,000, for the six months ended June 30, 2003 compared to the same period of 2002. Maintenance costs increased by $162,000 for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The maintenance increase was a result of many more maintenance tasks performed during our annual shutdown in the spring than usual.

Chicago Board of Trade (CBOT) margins have been much lower during the first six months of 2003 compared to the same period in 2002. The net effect of this was a reduction of $3.8 million in gross margin. This was offset, however, by increases in the basis adjustment and other income.

General and Administrative Expense – General and Administrative expense increased $550,000, or 41.6%, for the first six months of 2003 compared to the same period in 2002. Much of this increase represents the consolidation of USSC in the financial statements for the six months ended June 30, 2003, and the corresponding expenses of $470,000. The remaining increase was due largely to increased travel due to the acquisition, and fees to procure new personnel.

Interest Expense – Interest expense increased $252,000, or 142.6% for the six-month period ended June 30, 2003 compared to the same period in 2002. The increase was due to higher debt levels caused by carrying larger values in accounts receivable, inventory, and the early payment of dividends due to the reorganization and change in year-end. At the end of the second quarter of 2003, we had outstanding debt of $19.1 million, most of which was borrowed at 3.44% annual interest rate. At the end of the second quarter of 2002, we had outstanding debt of $16.5 million, most of which was borrowed at a 3.87% annual interest rate. The increase in accounts receivable is a result of longer payment terms for refined oil as explained above. Inventory was at a higher carrying value at the end of the first six months of 2003 because of the large volume of crude oil stored offsite, and the increase in market price during the 6 months ended June 30, 2003.

Net Income – Net income for the six months ended June 30, 2003 was $668,000 compared to $3.1 million for the same period in 2002, a decrease of $2.5 million, or 78.7%. The decrease in net income is primarily a result of the lower gross profit and higher production expenses discussed above, combined with additional interest expense resulting from higher debt balances.

Segment Disclosures

Dollars in Thousands (000’s)	Six Months Ended June 30,
Soybean Processing	2003	2002

Revenue	$72,458	$62,767

Net Income	$714	$2,677
% of Revenue	1.0%	4.2%

Total Assets	$49,127	$65,282

Soybean Processing is our primary segment. The discussion in the preceding section primarily describes the variances between the revenue and operating income relating to the Soybean-Processing segment. The other segments are much smaller, and have little impact on the overall statement of operation or balance sheet.

Dollars in Thousands (000’s)	Six Months Ended June 30,
Oil Refining	2003	2002

Revenue	$31,376	$—

Operating Income	$60	$—
% of Revenue	0.2%

Total Assets	$10,170	$2,275

The Oil Refining segment began operation in August 2002. This segment processes the crude soybean oil produced by the Soybean Processing segment through a series of processes and filters to create a product known in the industry as “RB” (Refined and Bleached) oil. We have a supply agreement to provide a strategic partner with a consistent supply of RB oil. The oil is transported by rail from our plant in Volga, SD to one of their facilities, where it is further processed and then packaged for the edible oil market.

Revenue in the Oil Refining segment for the six-month period ended June 30, 2003 was $31.4 million. There were no revenues in the first six months of 2002 for this segment because we had not yet begun refining operations. The $31.4 million of revenue for the six-month period ended June 30, 2003 was generated from 129 million pounds of RB oil sold.

Dollars in Thousands (000’s)	Six Months Ended June 30
Polyurethane	2003	2002

Revenue	$162	$56

Operating Income	$(588)	$(138)
% of Revenue	-363.1%	(246.4)%

Total Assets	$8,638	$1,422

Revenue in the polyurethane segment increased $106,000 for the six months ended June 30, 2003, compared to the same period in 2002. Much of this is contributed by the consolidation of USSC in the 2003 financial statements. The operating income is much less due to the increased expense from the additional salespersons that were hired in April.

Dollars in Thousands (000’s)	Six Months Ended June 30
Other	2003	2002

Revenue	$0	$0

Operating Income	$482	$603
% of Revenue	0%	0%

Total Assets	$2,812	$474

For the six-month period ended June 30, 2003, we recognized management income of $749,000 compared to $650,000 for the six-month period ended June 30, 2002. Allocated expenses against the management income were $266,000 and $46,000 for the six months ended June 30, 2003 and 2002 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Operating activities used $583,000 for the six months ended June 30, 2003, compared to $734,000 for the six months ended June 30, 2002. The primary variances between the respective periods were the amount of the change in net income ($2.5 million), change in current assets and liabilities of $2.6 million, and the $193,000 of minority interest in the net loss of the subsidiary. The $583,000 used in the six months ended June 30, 2003 consists of cash from net income of $668,000 plus depreciation of $1.5 million, less the change in current assets and liabilities of $2.5 million, minority interest in subsidiary of $193,000, and non-cash patronage dividends of $69,000.

Cash Flows from Investing Activity

Investing activities used $4.4 million during the six-month period ending June 30, 2003 compared to $3.7 million in the six-month period ending June 30, 2002.  The purchase of shares in USSC accounts for $4.05 million of the expenditures in 2003. In addition, we purchased $408,000 of property and equipment during the period ending June 30, 2003 compared to $3.7 million purchased in the period ending June 30, 2002. The primary variance in property and equipment is due to the construction of the oil storage tank in Brewster, MN as well as the oil refinery at the Volga, SD location during the period ending June 30, 2002. The $408,000 spent on property and equipment during the six months ended June 30, 2003 consisted mostly of many small items. Some of the larger expenditures were for enhancements to the RB equipment, replacement of the Ocap Preheater, a forklift, and consolidation software.

Cash Flows from Financing Activity

Net cash provided by financing activities for the six-month period ending June 30, 2003 was $5.4 million, and $5.8 million was provided in the same period ending June 30, 2002. During the six months ended June 30, 2003, we made a distribution to our members of $2.5 million, and advanced loans of $480,000 on future dividend payouts towards the purchase of MnSP stock. Payments of $200,000 were made on long-term debt commitments, and we increased our borrowings by $8.6 million.

CoBank is our primary lender. Effective February 26, 2002, we have had two lines of credit with CoBank to meet the needs of the company. The first is a revolving long-term loan agreement. Under the terms of this loan, we began with a $16.0 million credit line, which was increased in increments to $21.0 million on May 1, 2003. It then reduces by $1.3 million approximately every six months thereafter. The final payment will be equal to the remaining unpaid principal balance of the loan on March 20, 2011. The revolving loan is set up so that we can borrow funds as needed up to the credit line maximum, and then pay down whenever excess cash is available. Once we pay it down, the available borrowing amount increases up to the established credit line, and we have full access to borrow those funds again if needed. We pay a 0.375% annual commitment fee on any funds not borrowed.

The second credit line is a revolving working capital loan, with an agreement that expires on March 31, 2005, unless extended by CoBank. The primary purpose of this loan is to finance inventory and receivables. The maximum availability under this credit line ranges from $6.0 million to $10.0 million for particular commitment periods during the term of the loan to match our anticipated needs with respect to carrying inventory. For example, we have higher lines established during the months of October through May to cover the carrying costs of higher soybean inventories that are piled outside during the harvest season. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid incurring the commitment fee on funds not borrowed.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The balance borrowed on the revolving term loan was $14.5 million, and $16 million as of June 30, 2003 and 2002, respectively. The annual interest rate on both the working capital and revolving term loans as of June 30, 2003 was 3.44%.

We had a loan administered by the South Dakota Governor’s Office of Economic Development. This loan was an Agriculture Processing and Export fund loan (APEX). The principal was in the original amount $150,000 financed at 5% per annum. We paid off this loan pursuant to its terms in a  balloon payment at the end of six years, which was on December 1, 2002. Principal payments on the APEX loan for the six months ended June 30, 2003 were $0, and $2,840 for the six months ended June 30, 2002.

We have a note payable to the Brookings County Railroad Authority. This note is a ten-year note for $575,000, financed at 5%, which matures on September 1, 2007. Semi-annual principal and interest payments are due in February and August. Railroad track sidings located at the plant secure the note. Principal payments on the Brookings County Railroad Authority note were $28,815 and $27,426 for the six months ended June 30, 2003 and 2002, respectively.

We have a long-term payable contract with the City of Volga for an error in the billing of electricity due to a faulty city meter that occurred between 1996 and 1999. Payments are made at a rate of $3,229 per month without interest. The contract matures and the final payment is due on December 31, 2003. Payments of $19,374 were made in both of the six-month periods ending June 30, 2003 and June 30, 2002.

We have a note payable with the Butler Machinery Company to finance a new caterpillar skid steer. This is a three-year note for $13,132, financed at 0%. Pursuant to the note, we make payments annually in October for $4,337, at 0% interest, with the final payment due October 31, 2004. There were no payments made in either of the six-month periods ending June 30, 2003 and June 30, 2002.

We have a long-term payable to the former USSC shareholders for the purchase of shares in USSC. This is a four-year payable for $4.05 million, financed at 0%, with final payment due on October 31, 2006. The payable is secured by the USSC stock. Payments are required annually. The first payment is due in October 2003 for $1.4 million. The final three payments are due in October 2004 through 2006 each in the amount of $891,000. There were no principal payments made in either of the six-month periods ending June 30, 2003 and June 30, 2002.

USSC has a note payable to Capital One to provide working capital. This is a seven-year note for $30,000, with final payment due on April 15, 2009. The note is unsecured. Payments are made monthly in the amount of $460.15 which includes 7.5% interest. Principal payments on the Capital One note were $3,998 and $0 for the six months ended June 30, 2003 and 2002, respectively.

USSC has a note payable to Alpha Labs for the purchase of miscellaneous lab equipment. This note was originally for $35,000 financed at 0%, and became due and payable on January 15, 2003. Payments were originally due for $15,250 on August 24, 2002, and January 15, 2003. However, a new payment plan was negotiated which consists of monthly payments of $1,225 with a final payment of $1,100 due in June 2005. There were principal payments made in the amounts of $1,225 and $4,500 for the six-month periods ending June 30, 2003 and June 30, 2002.

USSC has a note payable to Richard Kiphart to provide working capital prior to January 2003. This note is a $250,000 note, financed at an annual rate of 15%, which becomes due on February 13, 2005, or upon demand in the event of default. Interest payments are due quarterly, and no prepayment of principal is allowed prior to maturity. There were no principal payments made in either of the six-month periods ending June 30, 2003 and June 30, 2002.

In June 2003, the board of managers authorized the sale and issuance of up to 4,500,000 new capital units of SDSP. These units will be sold primarily to finance the acquisition of USSC. The capital units will be offered first to current members of SDSP for $2.00 per capital unit. If after 45 days we have not raised at least $8.5 million, the remaining capital units will be offered to the general public for $2.50 per unit. Nothing in this paragraph or report is an offer to sell capital units or other securities of SDSP. To conduct the offering, we must first file a registration statement on Form S-1 with the Securities and Exchange Commission and may only proceed with the offer and sale of capital units after the registration statement is declared effective by the SEC.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have lease commitments under operating leases for rail cars, various types of vehicles, lab and office equipment, and oil storage tanks.

We lease 299 hopper rail cars and 10 oil tank cars from GE Capital. We have four separate leases, three with 18-year terms, and one with a 5-year term. The final lease expires in December 2018. These leases require aggregate monthly payments of $123,890. We have an additional lease with Trinity Capital for 100 oil tank cars, with monthly lease payments of $38,300. Lease expense for rail cars was $965,294 and $687,579 for the six-month periods ending June 30, 2003 and 2002, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program. Mileage credit income was $667,931 and $787,589 for the six-month periods ending June 30, 2003 and 2002, respectively.

In addition to the rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense was $242,338 for the six-month period ending June 30, 2003 and $285,367 for the six-month period ending June 30, 2002. Some of these leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

Minimum future lease payments, required under the operating leases are as follows:

Year	Rail Cars	Other	Total

2003	$973,140	$31,814	$1,004,594
2004	1,946,280	43,815	1,990,095
2005	1,946,280	43,815	1,990,095
2006	1,899,030	33,116	1,932,146
2007	1,883,280	4,822	1,888,102
Thereafter	22,287,070	37,500	22,324,570

	$30,935,080	$194,882	$31,129,962

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

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in certain circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities that are subject to the provisions for the first fiscal period beginning after December 15, 2003. The Statement is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.

Management believes that the effects of adopting this standard will not have a material effect on our Company.

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

Accounting for Derivative Instruments and Hedging Activities

We minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize our net positions in these inventories and contracts. We account for changes in market value on exchange-traded futures and option contracts at exchange prices and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area. Changes in the market value of all these contracts are recognized in earnings as a component of cost of goods sold.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodities Risk & Risk Management. To reduce the price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight or options futures contract) on a regulated commodity futures exchange, the Chicago Board of Trade. While hedging activities reduce the risk of loss from increasing market values of soybeans, such activities also limit the gain potential which otherwise could result from significant decreases in market prices of soybeans. Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time. Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions. Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a cash contract.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls. There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the end of the period covered by this report.

PART II – OTHER INFORMATION

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

On January 28, 2003, we were served with notice that we had been named as a defendant in a breach of contract suit in the circuit court of Cook County, Illinois, along with a number of other individual defendants, including our Chief Executive Officer, Rodney Christianson. The plaintiff, James Jackson, was an employee of USSC whose services were terminated shortly after we became the majority owner in early January 2003. Mr. Jackson claims that he was wrongfully terminated and that the defendants unjustly interfered with his employment contract and committed fraud in connection with SDSP’s acquisition of a controlling interest in USSC. He is claiming nearly $1 million in compensatory damages and $5 million in punitive damages. Based upon our investigation of the facts surrounding the case, we believe that Mr. Jackson’s employment contract was not properly authorized and that his claims are substantially without merit. We are vigorously defending the action; however, we cannot provide any assurance that we will be successful in disposing of the case or that any costs of settlement or damages would not be material if we were unable to get the case dismissed. Under the terms of our stock purchase agreement with USSC, we believe that we would be entitled to indemnification from USSC for our costs to settle or defend the suit.

On April 14, 2003, USSC and SDSP filed a third party complaint against Thomas Kurth, prior president of USSC, in the circuit court of Cook County, Illinois. The complaint was filed in connection with the James Jackson suit explained above, and seeks damages equal to the amount SDSP and USSC are held liable on any of the claims raised in the Jackson action. We believe that Kurth acted in contravention of Board authority, and the best interests of USSC and its shareholders, in an effort to maintain his position at USSC and level of personal control at USSC. Under the USSC by-laws, the president of USSC did not have the authority to sign contracts on behalf of USSC unless, the board of directors had authorized them to be executed. Jackson’s employment contract was never authorized by the past or present board of directors.

Item 2.           Changes in Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

On June 17, 2003, we held an annual meeting of members, where seven incumbent board members (Dale Murphy, Delbert Tschakert, Ardon Wek, Paul Barthel, Ryan Hill, Daniel Potter, and Rodney Skalbeck) ran unopposed and were reelected to the Board of Managers. Marvin Hope, Bryce Loomis, Paul Casper, Gerald Moe, Dan Feige, Corey Schnabel, Jim Jepsen, Pete Kontz, Robert Nelsen, Maurice Odenbrett, Lyle Trautman, Tony Van Uden, James Call, and Marvin Goplen will remain on the board until their terms expire, they are reelected, or their earlier death, resignation or removal. There were 114 members present at the meeting, and the managers were elected by a unanimous vote.

The meeting was validly noticed and held in accordance with South Dakota law; however, we inadvertently failed to follow all the procedures required to hold our 2003 Annual Meeting under the rules of the Securities and Exchange Commission. The SEC rules require SDSP to file with the SEC, and provide to its members, a proxy statement meeting certain disclosure standards at least 20 days prior to every member meeting. We did not follow the SEC required procedures as a result of our misunderstanding as to when those rules became applicable to SDSP.

To rectify this situation, the board of managers has decided to hold a special meeting of members for the sole purpose of approving the election of the seven members to the Board of Managers who were elected at the June 17, 2003 meeting. The meeting will be held on September 16, 2003 at 7:00 pm at the plant site in Volga, South Dakota. The record date for the special meeting will be July 31, 2003. All members as of the record date will be sent a proxy statement, and related materials, including a written ballot, which can be submitted in lieu of attending the meeting, in August 2003.

Item 5.           Other Information

On June 17, 2003, the Board of Managers declared a two for one unit split on Class A capital units. The capital unit split was effective immediately for owners of record on June 17, 2003. The number of capital units outstanding immediately after the split are 28,258,500. The effect of this split does not alter the rights of any of the LLC’s members.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits.

See Exhibit Index.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: August 13, 2003
	By	/s/ Constance M. Kelly
Constance M. Kelly
Chief Financial Officer

EXHIBIT INDEX

TO

FORM 10-Q

OF

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1(i)	Articles of Organization (2)
3.1(ii)	Operating Agreement, as adopted on April 1, 2003 (3)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certification

(1) Incorporated by reference from Appendix A to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-75804).

(2) Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-75804).

(3) Incorporated by referenced from the same numbered exhibit to the issuer’s Form 10-Q filed on August 14, 2002.

(4) Incorporated by reference from the same numbered exhibit to the issuer’s Registration Statement on Form S-4 (File No. 333-75804).