Form 10-Q
period 2003-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2003-11-14
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2003

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

On November 13, 2003, the registrant had 28,258,500 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

The information in this quarterly report on Form 10-Q for the three-month period ended September 30, 2003, contains “forward-looking statements” within the meaning of the private securities litigation reform act of 1995 with respect to the business and operations of South Dakota Soybean Processors and our affiliates. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to members and security holders. Words and phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the level of commodity prices, loss of member business, competition in our industry, changes in the taxation of limited liability companies, compliance with laws and regulations, perceptions of food quality and safety, business interruptions and casualty losses, access to equity capital, consolidation of producers and customers, alternative energy sources, and the performance of our Soy Processing, Oil Refining, Polyurethane and Other business segments. Other risks or uncertainties may be described from time to time in the company’s future filings with the Securities and Exchange Commission.

We undertake no obligation to revise any forward-looking statements to reflect future events or circumstances.

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003 AND 2002

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,	December 31,
	2003	2002	2002*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$513,087	$8,476	$11,170

Trade accounts receivable, less allowance for uncollectible accounts - September 2003 - $276,605; September 2002 - $270,513; December 31, 2002 - $273,331	17,462,797	16,787,919	14,695,709

Inventories	16,125,429	11,238,959	13,113,098

Margin deposits	—	638,890	927,339

Prepaid expenses	193,376	179,931	482,977

Assets held for sale - Building	2,322,561	2,055,120	2,307,819
Total current assets	36,617,250	30,909,295	31,538,112

PROPERTY AND EQUIPMENT	49,967,224	48,420,273	49,172,714
Less accumulated depreciation	(17,696,510)	(14,652,129)	(15,411,529)
	32,270,714	33,768,144	33,761,185

OTHER ASSETS
Investments	3,970,101	5,086,270	4,928,260
Patents	232,382	—	36,998
Goodwill	7,447,699	—	—
Other	497,625	21,697	20,341
	12,147,807	5,107,967	4,985,599

	$81,035,771	$69,785,406	$70,284,896

*  Derived from audited financial statements

(continued on next page)

	September 30,	September 30,	December 31,
	2003	2002	2002*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$8,486,958	$4,043,583	$3,603,838
Note payable - Seasonal loan	—	5,442,091	—
Current maturities of long-term debt	1,461,446	222,368	101,472
Accounts payable	2,615,910	955,257	639,587
Accrued commodity purchases	13,668,990	6,658,389	20,150,385
Accrued expenses	1,873,009	1,614,749	1,628,022
Accrued interest	43,450	74,793	51,476
Total current liabilities	28,149,763	19,011,230	26,174,780

LONG-TERM LIABILITIES
Long-term debt, less current maturities	17,709,285	18,482,902	10,143,459
Deferred compensation	113,737	105,768	91,064
	17,823,022	18,588,670	10,234,523

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	1,171,859	—	—

COMMITMENTS	—	—	—

MEMBERS’ EQUITY
Class A Units, no par value,
28,258,500 units issued and outstanding	33,891,127	32,185,506	33,875,593

	$81,035,771	$69,785,406	$70,284,896

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

	Three Months Ended September 30:		Nine Months Ended September 30:
	2003	2002	2003	2002

NET REVENUE	$48,954,474	$47,915,361	$152,950,640	$111,262,073

COST OF REVENUE
Cost of product sold	39,148,167	39,829,348	128,133,543	88,820,046
Production	3,458,392	2,817,234	10,790,293	8,306,611
Freight and rail	3,898,465	3,183,390	10,819,773	8,809,590
Brokerage fees	64,175	85,331	178,211	196,327
Total cost of revenue	46,569,199	45,915,303	149,921,820	106,132,574

GROSS PROFIT	2,385,275	2,000,058	3,028,820	5,129,499

OPERATING EXPENSES
Administration	1,049,087	616,236	2,920,991	1,983,615

OPERATING PROFIT	1,336,188	1,383,822	107,829	3,145,884

OTHER INCOME (EXPENSE)
Interest expense	(225,977)	(184,774)	(655,488)	(361,812)
Other non-operating income	639,362	581,177	2,542,615	2,463,758
Patronage dividend income	(99)	—	97,975	194,810
Total other income (expense)	413,286	396,403	1,985,102	2,296,756

NET INCOME BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	1,749,474	1,780,225	2,092,931	5,442,640

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	137,738	—	330,956	—

NET INCOME BEFORE INCOME TAX EXPENSE	1,887,212	1,780,225	2,423,887	5,442,640

INCOME TAX EXPENSE (BENEFIT)	—	—	(131,474)	520,000

NET INCOME	$1,887,212	$1,780,225	$2,555,361	$4,922,640

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.07	$0.06	$0.09	$0.17

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	28,258,500	28,258,500	28,258,500	28,258,500

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

	2003	2002
OPERATING ACTIVITIES
Net income	$2,555,361	$4,922,640
Charges and credits to net income not affecting cash:
Depreciation	2,266,142	1,981,271
Amortization	15,829	3,405
(Gain)/Loss on disposal of fixed assets	(9,511)	28,068
Minority interest in net loss of subsidiary	(330,956)	—
Non-cash patronage dividends	(68,652)	(83,712)
Change in assets and liabilities	(4,659,866)	(10,842,519)

NET CASH (USED FOR) OPERATING ACTIVITIES	(231,653)	(3,990,847)

INVESTING ACTIVITIES
Purchase of investments	(4,076,936)	(250)
Sale of property and equipment	50,546	—
Cash patronage received	56,163	—
Patent costs	(37,429)	—
Purchase of assets held for sale - Building	(14,742)	(1,371,598)
Purchase of property and equipment	(731,171)	(4,568,167)

NET CASH (USED FOR) INVESTING ACTIVITIES	(4,753,569)	(5,940,015)

FINANCING ACTIVITIES
Proceeds from members’ investment transactions	—	2,200
Distributions to members	(3,020,537)	(5,519,059)
Proceeds from note payable - seasonal loan	—	5,442,091
Proceeds from long-term debt	8,709,495	8,094,232
Principal payments on long-term debt	(240,808)	(95,383)

NET CASH FROM FINANCING ACTIVITIES	5,448,150	7,924,081

NET CHANGE IN CASH AND CASH EQUIVALENTS	462,928	(2,006,781)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	50,159	2,015,257

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$513,087	$8,476

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
Interest	$663,514	$326,696

Income taxes paid (refunded)	$(131,474)	$518,525

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

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

The company owns approximately 58% of Urethane Soy Systems Company (USSC).  USSC is the manufacturer and patent holder of SoyOl®, a polyol made from soybean oil.

Basis of Presentation

The unaudited consolidated balance sheets as of September 30, 2003 and 2002, and the consolidated statements of operations and cash flows for the periods ended September 30, 2003 and 2002 reflect, in the opinion of management of South Dakota Soybean Processors, LLC and its majority-owned subsidiary, all normal recurring adjustments necessary for a fair statement of the consolidated financial position and results of consolidated operations and cash flows for the interim periods presented.  The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses.  The consolidated balance sheet data as of December 31, 2002 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

(continued on next page)

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.  The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2003.

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

Recent Accounting Pronouncements

On April 30, 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on “Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components.  In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designed after June 30, 2003.  The Company believes that adoption of this standard will not have a material effect on the consolidated financial statements.

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

(continued on next page)

NOTE 2 -                        RECLASSIFICATION OF CERTAIN FINANCIAL INFORMATION

Reclassifications have been made to the September 30, 2002 and December 31, 2002 financial information to make them conform to the current period presentation.  The reclassifications had no effect on previously reported net income or members’ equity.

NOTE 3 -                        INVENTORIES

	September 30,	September 30,	December 31,
	2003	2002	2002
Finished goods
Soy processing	$5,301,903	$9,054,204	$8,365,447
Refined Oil	372,405	381,038	496,198
Polyurethane	8,872	38,642	26,120
Other	—	—	489
Total	5,683,180	9,473,884	8,888,254

Raw materials
Soy Processing	12,288,746	2,162,238	2,935,399
Refined Oil	48,386	30,289	45,262
Polyurethane	10,589	10,625	5,596
Other	—	—	3,829
Total	12,347,721	2,203,152	2,990,086

Market adjustment - Soy processing	(1,958,589)	(488,164)	1,185,013

Supplies & Miscellaneous	53,117	50,087	49,745

	$16,125,429	$11,238,959	$13,113,098

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

The following table summaries the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

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

The Company made a payment of $1,125,000 in January 2003 and $375,000 in April and July 2003, to USSC in connection with the issuance of new common shares.  Future commitments are three quarterly installment of $375,000 beginning October 1, 2003 and five quarterly payments of $300,000 beginning July 1, 2004.  This future commitment was taken into consideration in determining the total purchase price for the additional 54% interest in USSC.

(continued on next page)

The following table provides information regarding the Company’s other intangible assets as of September 30, 2003 and 2002:

		Gross
		Carrying	Accumulated
Intangible Assets	Life	Amount	Amortization	Net
As of September 30, 2003
Loan Origination Costs	10 Yrs.	$20,503	$(3,586)	$16,917
Patents	Finite	244,789	(12,407)	232,382
		$265,292	$(15,993)	$249,299
As of September 30, 2002
Loan Origination Costs	10 Yrs.	$23,291	$(1,594)	$21,697

NOTE 6 -                        NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a seasonal credit agreement with CoBank, which expires April 1, 2005.  The credit agreement is to finance the inventory and accounts receivable of the Company.  The Company may borrow up to $6,000,000 between June 1 and September 30 and up to $10,000,000 between October 1 and May 31.  Interest is at a variable rate (3.46% at September 30, 2003).  There were no advances outstanding at September 30, 2003 and December 31, 2002.  There were advances $5,442,091 outstanding at September 30, 2002.

Advances on the seasonal credit agreement are limited based upon inventory, accounts receivable, net of soybean accounts payable.

(continued on next page)

NOTE 7 -                        LONG-TERM DEBT

	September 30,	September 30,	December 31,
	2003	2002	2002
Revolving term loan from CoBank, interest at variable rates (3.46% at September 30, 2003), secured by substantially all property and equipment. Loan matures 3/20/2011.	$14,533,893	$18,200,000	$9,874,620

Note payable to former USSC shareholders, interest at 0%, secured by USSC stock. Note matures on 10/31/2006.	4,050,000	—	—

Note payable to South Dakota Governor’s Office of Economic Development, due in monthly principal and interest installments of $990, at 5% secured by a second lien on property and equipment. Note matured 12/1/2002.	—	120,896	—

Note payable to Brookings County Railroad Authority, due in semi-annual principal and interest installments of $36,885 at 5% secured by railroad track assets. Note matures 9/1/2007.	264,462	322,812	322,812

Note payable to Richard Kipphart, issued February 13, 2002, with quarterly interest payments at 15% which began on June 30, 2002, and are paid in quarterly installments thereafter. No prepayment of principal is allowed prior to maturity. Note matures 2/13/2005.	250,000	—	—

Notes payable to various companies at rates between 0% to 7.5%. Notes mature on or before 4/15/2005.	72,376	61,562	47,499
	19,170,731	18,705,270	10,244,931
Less current maturities	(1,461,446)	(222,368)	(101,472)
Totals	$17,709,285	$18,482,902	$10,143,459

The Company entered into an agreement as of February 26, 2002 with CoBank to amend and restate its Revolving Term Loan Agreement.  Under the terms and conditions of the agreement, CoBank agrees to make loans to the Company up to $19,700,000 as of September 30, 2003. As of September 2003, the Company has $5,166,107 available on the Revolving Term Loan. The commitment decreases in scheduled periodic increments of $1,300,000 through March 2011.

The Master Loan Agreement (MLA) contains financial covenants related to the maintenance of working capital and achieving debt service quotients among affirmative and negative covenants.

(continued on next page)

It is estimated that the minimum principal payments on long-term debt obligations will be as follows:

For the twelve months ending September 30:

2004	$1,461,446
2005	968,744
2006	3,563,048
2007	3,566,797
2008	2,605,380
Thereafter	7,005,315

$19,170,731

NOTE 8 -                        EARNINGS PER CAPITAL UNIT

The ownership structure of the Company is made up of Class A capital units.  Earnings per capital unit are calculated based on the number of Class A capital units held.

On June 17, 2003, the Board of Directors declared a 2 for 1 split on Class A capital units effective immediately.  Prior to this transaction, there were 14,129,250 units outstanding, and as of September 30, 2003, there are 28,258,500 units outstanding.

For purposes of calculating basic earnings per capital unit, the capital units have been restated for September 30, 2002 to reflect the stock split.

NOTE 9 -                        COMMITMENTS

During August 2000, the Company entered into an agreement with Minnesota Soybean Processors Cooperative (MnSP) for certain services and management of a proposed soybean processing plant.  The agreement provides the Company a fee of 10% of the equity raised by MnSP for the Company’s services related to business planning and construction management services.  The Company has agreed to reinvest a minimum of 80% of the fees earned from MnSP in equity units of MnSP.  There were fees earned under this arrangement during the nine months ended September 30, 2003 and 2002 of $1,120,285 and $734,790, respectively.

In addition, the Company has agreed to provide management and marketing services to MnSP on a cost sharing basis.  The agreement is for automatically renewing five-year periods beginning sixty days before the plant is scheduled to begin operations.

(continued on next page)

NOTE 10 -                 SEGMENT REPORTING

The Company organizes its business units into three reportable segments: soybean-processing, crude oil refining, and polyurethane.  Separate management of each segment is required because each segment is subject to different marketing, production, and technology strategies.  The soybean-processing segment purchases soybeans and further processes them into primarily three products: soybean meal, crude soybean oil, and soybean hulls.  The oil-refining segment further refines the crude soybean oil for sale in commercial applications.  The polyurethane segment processes oil into a bio-based polyurethane product that is used in foam applications.  The segments’ accounting policies are the same as those described in the summary of significant accounting polices.  Market prices are used to report intersegment sales.  All items not related to one of the three segments are included in the column titled “Other.”

Segment information for the three and nine months ended September 30, 2003 and 2002 are as follows:

	Soybean Processing	Oil Refining	Polyurethane	Other	Total

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003:

Sales to external customers	$33,202,060	$15,692,666	$59,748	$—	$48,954,474
Interest expense	175,490	52,497	(2,010)	—	225,977
Depreciation and amortization	3,233,247	474,723	97,014	—	3,804,984
Segment profit (loss)	2,444,827	(465,612)	(288,934)	196,931	1,887,212
Minority interest (loss)	—	—	137,738	—	137,738

Segment assets	58,184,270	11,424,330	8,623,900	2,803,271	81,035,771

Expenditures for segment assets	279,270	—	43,457	—	322,727

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:

Sales to external customers	$43,077,156	$4,791,893	$46,312	$—	$47,915,361
Interest expense	129,930	50,657	4,187	—	184,774
Depreciation and amortization	3,218,741	19,338	46,038	—	3,284,117
Segment profit (loss)	2,298,527	(296,027)	(223,123)	848	1,780,225
Minority interest (loss)	—	—	—	—	—

Segment assets	58,012,505	8,265,122	1,452,659	2,055,120	69,785,406

Expenditures for segment assets	467,574	1,799,804	—	—	2,267,378

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003:

Sales to external customers	$105,660,833	$47,068,225	$221,582	$—	$152,950,640
Interest expense	290,551	228,936	136,001	—	655,488
Depreciation and amortization	1,921,240	296,687	64,044	—	2,281,971
Segment profit (loss)	3,159,130	(406,207)	(876,546)	678,984	2,555,361
Minority interest (loss)	—	—	330,956	—	330,956

Expenditures for segment assets	678,501	—	52,670	—	731,171

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002:

Sales to external customers	$106,367,877	$4,791,893	$102,303	$—	$111,262,073
Interest expense	306,968	50,657	4,187	—	361,812
Depreciation and amortization	1,936,353	19,338	28,985	—	1,984,676
Segment profit (loss)	4,975,260	(296,027)	(361,275)	604,682	4,922,640
Minority interest (loss)	—	—	—	—	—

Expenditures for segment assets	510,627	4,057,540	—	—	4,568,167

Item 2.  Management’s Discussion and Analysis of Results of Operations

You should read the following discussion along with our financial statements and the notes to our financial statements included elsewhere in this report, and our auditors financial statements for our most recently completed fiscal year included in our latest annual report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance, and achievements may differ materially from those expressed in, or implied by, any forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

Company Profile

South Dakota Soybean Processors LLC (SDSP) owns and operates a soybean processing plant in Volga, South Dakota that began producing crude soybean oil, soybean meal and soybean hulls in late 1996.  We currently crush over 80,000 bushels of soybeans per day and, in the last couple of years, we have expanded our business to include the development of new product lines and management services.  In August 2002, we began refining crude soybean oil into refined and bleached oil and, on January 3, 2003, we became the majority owner and assumed management control of Urethane Soy Systems Company (USSC), which sells a patented polyurethane product called SoyOyl®.

SDSP was originally organized as a South Dakota cooperative, and reorganized into a South Dakota limited liability company effective July 1, 2002.  The following discussion relates to financial data of South Dakota Soybean Processors, LLC and the predecessor cooperative for the periods indicated.  Historically, the cooperative’s fiscal year end had been August 31; however, we converted to a December 31 fiscal year end as part of the reorganization. The historical financial information discussed below includes audited and unaudited financial data of our predecessor cooperative prior to the effectiveness of the reorganization on July 1, 2002.  Periods prior to the reorganization have been restated to a December 31 year-end, and the information provided for the three and nine-month periods ended September 30, 2003 includes the consolidated information for SDSP and USSC.

When we began refining operations, we started reporting our results by operational segments because we anticipated that those components of our businesses would be managed and evaluated independently; however, since then we have been processing virtually all of the crude oil we produce into refined and bleached oil or SoyOyl® instead of selling it and the production, sales and marketing of our products have been substantially integrated. Accordingly, we are currently reevaluating whether segment reporting is necessary.  Unless and until we and our auditors have concluded that segment reporting is not necessary under the applicable accounting rules, we will continue to provide disclosure for operating segments.  The discussion below covers four segments: Soybean Processing, Refining, Polyurethane and Other, which contains business operations that do not fit under one of the first three segments. Our segments can be generally described as follows:

•                  The Soybean Processing segment consists of our original soybean processing operations in which whole soybeans are crushed and processed into soybean meal, crude soybean oil, and soybean hulls. The meal is sold primarily to customers in the northeastern United States and Western Canada. The crude soybean oil is sold primarily to our Refining segment for further processing into refined and bleached oil, and some is also sold to customers for use in animal feed. The soybean hulls are sold primarily to the local dairy market. The hulls may be sold in either loose form, or may be pelleted on site to obtain freight savings.

•                  The Refining segment covers the processing of crude soybean oil through a series of filters and other stages to produce refined and bleached oil.  The Refining segment began operations in August 2002.  The refined and bleached oil is then sold to a strategic partner in accordance with a long-term supply agreement and delivered to one of their facilities. It is then further processed and packaged for human consumption.

•                  The Polyurethane segment currently consists of sales of SoyOyl®, a bio-based polyurethane product made from specially processed crude soybean oil and other chemicals.  This polyurethane product is relatively new in the market and has been undergoing research and development in recent years.  SDSP processes the crude oil at the Volga, South Dakota facility and ships it either to USSC or directly to the customer where it is mixed with the other required chemicals.  Included in this segment are the consolidated financial statements of USSC for the 2003 periods and the financial information related to the special processing of crude oil at SDSP.  We implemented this segment beginning in January 2003 after we purchased an additional interest in USSC raising our ownership percentage in the company from 4% to 58%. With that purchase, we assumed management control of USSC.

•                  The Other segment includes all items not related to one of the other three reportable segments.  It consists primarily of construction management fees for overseeing the general construction of the Minnesota Soybean Processors facility.  In addition, at times we earn miscellaneous income for the completion of feasibility studies or other projects, and the revenue from such projects also falls into this segment.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2003 and 2002

Readers are directed to Note 10 – Business Segments of our unaudited consolidated financial statements for data on the unaudited financial results of our four business segments for the three months ended September 30, 2003 and 2002.

Revenue – Revenue increased from $47.9 million for the third quarter of 2002 to $49.0 million for the third quarter of 2003, an increase of approximately $1.1 million, or 2%. The improvement was a result of several factors.  Principally, although we sustained lower sales volume of soybean meal, crude soybean oil and soybean hulls in our Soybean Processing segment during the later period, those decreases were offset by slightly higher soybean meal and crude soybean oil prices and the replacement of crude soybean oil sales with additional value-added refined oil sales in our Refining segment.  Additional information regarding the factors affecting our Soybean Processing and Refining revenue is included in the discussion of those segments below.

Gross Profit – During the third quarter of 2003, the Company achieved a gross profit of $2.4 million, compared to a gross profit of $2.0 million for the third quarter of 2002. Total cost of revenue increased by $654,000, or 1%, for the third quarter of 2003 as compared to the third quarter of 2002.  The increased cost of revenue was caused by a $681,000 (1%) decrease in cost of product sold offset by a $751,000 (22%) increase in freight expense and a $641,000 (22%) increase in production expense for the third quarter of 2003 compared to the third quarter of 2002.  The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.  The increase in production expense was attributable to higher natural gas prices, increased depreciation expense for the refinery assets, and increased labor and personnel expenses for the refinery operations.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased $433,000, or 70%, for the third quarter of 2003 compared to the same period in 2002. This increase for the quarter ended September 30, 2003 resulted from the consolidation of USSC in SDSP’s financial statements and corresponding selling and administrative expenses of $253,000.  The remaining $180,000 increase was due largely to additional personnel and travel relating to the USSC acquisition, and travel and relocation expenses and search fees for procuring new personnel for our refinery and construction management projects.

Interest Expense – Interest expense increased $41,000, or 22%, for the third quarter of 2003 compared to the same period in 2002. The increase was due to higher debt levels caused by carrying larger values in accounts receivable and inventory, partially offset by lower interest rates.  Refined and bleached oil was in production for the full third quarter of 2003 as opposed to a portion of the third quarter of 2002.  Financing longer payment terms for refined and bleached oil receivables accounted for a portion of the additional interest cost.  At the end of the third quarter of 2003, we had outstanding debt of $19.1 million, most of which consisted of the Company’s senior debt which bore interest at an annual rate of 3.46% as of September 30, 2003.  At September 30, 2002, we had outstanding debt of only $18.7 million, the majority of which bore interest at an annual rate of 3.88%.

Net Income – We recorded net income of $1.8 million for the third quarter of 2003, compared to net income of $1.7 million for the same period in 2002. The increase of $100,000 in net income was primarily attributable to increased non-operating income related to construction management income related to Minnesota Soybean Processors.

Soybean Processing – Soybean Processing is our largest segment and therefore, the discussions in the preceding sections are generally tied to the variances between the revenue and operating income in the Soybean Processing segment.  Revenue in the Soybean Processing segment from sales to external customers for the quarter ended September 30, 2003 and 2002 was $33.2 million and $43.1 million, respectively.  Sales volume of soybean meal, crude soybean oil, and soybean hulls decreased 9%, 85%, and 16%, respectively.  Lower sales volumes of soybean meal and soybean hull volumes in the third quarter of 2003 resulted primarily from the higher moisture and soybean oil content of the 2002 crop, which generated less soybean meal and soybean hulls on a per bushel basis.  Lower sales volume of crude soybean oil during that period resulted from the fact that we refined nearly all the crude soybean oil we produced in the third quarter of 2003, but sold most of the crude soybean oil we produced in the third quarter of 2002 to external customers before the refinery came on line.  Lower sales volumes in the Soybean Processing segment were partially offset by higher average sales prices of 3% for soybean meal and 20% for crude soybean oil during the later period.  The Soybean Processing segment reported net income for the quarter ended September 30, 2003 of $2.4 million as compared to $2.3 million for the quarter ended September 30, 2002.

Refining – Revenue in the Refining segment for the quarter ended September 30, 2003 was $15.7 million.  Revenue in the third quarter of 2002 for this segment was only $4.8 million, but included only a few weeks of refining operations which began in late August 2002.  Sales volume of refined and bleached soybean oil increased by 266% in the third quarter 2003 versus the third quarter of 2002, which was attributable primarily to the fact that we operated the refinery for less than the full quarter in 2002 and there were start-up inefficiencies with the refining process.  A combination of the higher sales volume, higher refined and bleach oil sales price, improved refined and bleached oil yields, and implementation of strategies to maximize the value of refining co-products resulted in refining revenues increasing by 317% to $15.7 million in the later period.  The Refining segment reported a $466,000 net loss for the quarter ended September 30, 2003 as compared to a $296,000 net loss for the quarter ended September 30, 2002.  The larger net loss in 2003 was largely a result of increased cost of crude soybean oil and a full quarter of operations as compared to the same period in 2002.

Polyurethane – Consolidated revenue for the Polyurethane segment for the quarter ended September 30, 2003 and 2002 was $60,000 and $46,000, respectively.  We continue to work to secure new markets for SoyOyl® but it is not yet a significant part of our business.  In the third quarter of 2003, USSC started to develop a research lab at the Volga facility.  The Polyurethane segment reported a net loss for the quarter ended September 30, 2003 and 2002 of $288,000 and $223,000, respectively.

Other — We recognize construction management income as it is earned at SDSP based on the percentage of completion of the Minnesota Soybean Processors project. The project was divided into four stages, and a period was established for each stage. We adjust the period each month if a particular stage appears that it will take longer to complete than anticipated. For the quarter ended September 30, 2003, we recognized management income of $375,000 compared to $85,000 for the quarters ended September 30, 2002 based on the percentage of completion of the project.  Allocated expenses against the management income were $178,000 and $214,000 for the quarters ended September 30, 2003 and 2002, respectively, consisting primarily of management and personnel time.  Net income for the Other segment was $197,000 and $168,000, respectively, for the quarters ended September 30, 2003 and 2002.

Comparison of the nine months ended September 30, 2003 and 2002

Readers are directed to Note 10 – Business Segments of our unaudited consolidated financial statements for data on the unaudited financial results of our four business segments for the nine months ended September 30, 2003 and 2002.

Revenue – Revenue increased from $111.3 million for the nine month period of 2002 to $153 million for the same period of 2003, an increase of 37%.  The improvement was a result of several factors.  Principally, although we sustained lower sales volume of soybean meal, crude soybean oil and soybean hulls, those decreases were offset by slightly increased soybean meal and crude soybean oil prices in our Soybean Processing segment during the later period and the replacement of crude soybean oil sales with additional value-added refined oil sales in our Refining Segment.  Additional information regarding the factors affecting our Soybean Processing and Refining revenue is included in the discussion of those segments below.  Another significant factor is that we placed significant quantities of oil in storage in 2002 because prices were relatively low and we hoped to realize greater basis improvement in later sales.  Basis objectives were achieved in 2003 and most of the stored oil was sold and shipped during the first nine months of 2003.  As a result, there were 86 million more pounds of crude and refined and bleached oil sold during the nine-month period in 2003 versus the same period in 2002.  We do not expect these higher sales levels of crude and refined and bleached oil to be sustained in the short-run due to the exhaustion of our stored oil inventory.

Gross Profit – During the first nine months of 2003, the Company achieved a gross profit of $3.0 million compared to a gross profit of $5.1 million for the same period in 2002, a 41% decrease. Total cost of revenue sold increased by $43.8 million, a 41% increase in the first nine months of 2003 versus 2002. The increased cost of revenue was caused by increased cost of product sold, freight and production cost of $39.3 million (44%), $2 million (23%), and $2.4 million (30%), respectively.  Factors impacting the increased cost of product sold for the first nine months of 2003 include a 5% increase in the volume of soybeans processed, 86 million pounds of additional soybean oil sales, increasing commodity prices of soybeans for the Soybean Processing segment, and the corresponding increase in intersegment cost of crude soybean oil to the Refining segment. The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.  The increased production expense was attributable to higher natural gas prices, increased depreciation expense for the refinery assets, and increased labor and personnel expenses for the refinery operations.

Administrative Expense – Administrative expense, including selling, general and administrative expenses, increased $937,000, or 47%, for the first nine months of 2003 compared to the same period in 2002. Much of this increase represents the consolidation of USSC in SDSP’s financial statements for the nine months ended September 30, 2003, and corresponding expenses of $703,000 related to additional employees, marketing, lab development and professional fees. The remaining increase was due largely to travel expenses related to the USSC acquisition, and travel and relocation expense and search fees for procuring new personnel for our refinery and construction management projects.

Interest Expense – Interest expense increased $294,000, or 81%, for the nine-month period ended September 30, 2003 compared to the same period in 2002. The increase was due to higher debt levels caused by carrying larger values in accounts receivable and inventory and less operating income, partially offset by lower interest rates.  Refined and bleached oil was in production for the full nine months ended September 30, 2003 versus only a few weeks of the same period in 2002.  Financing longer payment terms for refined and bleached oil receivables accounted for a portion of the additional interest cost.  At the end of the nine month period ending September 30, 2003, we had outstanding debt of $19.1 million, most of which consisted of the Company’s senior debt and bore interest at an annual rate of 3.46% interest as of September 30, 2003.  At September 30, 2002, we had outstanding debt of $18.7 million, the majority of which bore interest at an annual rate of 3.88%.

Net Income – Net income for the nine months ended September 30, 2003 was $2.6 million compared to $4.9 million for the same period in 2002, a decrease of $2.3 million, or 47%. The decrease in net income was primarily a result of the 41% increase in total cost of revenues while sales revenues increased only 37%, the consolidation of USSC’s operations, and the additional interest expense resulting from higher debt balances.

Soybean Processing – Soybean Processing is our largest segment and therefore, the discussions in the preceding sections are generally tied to the variances between the revenue and operating income in the Soybean Processing segment.  Revenue in this segment for sales to external customers was $106.0 million for each of the nine-month periods ended September 30, 2003 and 2002.  During the nine months ended September 30, 2003, sales volume of soybean meal, crude soybean oil, and soybean hulls decreased 2%, 48%, and 13%, respectively, as compared to the sales volume during the same period in 2002.  Lower sales volumes of soybean meal and soybean hulls in the nine-month period ended September 30, 2003 resulted primarily from the higher moisture and soybean oil content of the 2002 crop, which generated less soybean meal and soybean hulls on a per bushel basis.  We sold significantly lower volumes of crude soybean oil in the nine-month period ending September 30, 2003 because we ceased selling most of our crude soybean oil once we began refining operations in late August 2002.  We, however, had placed significant quantities of crude soybean oil in storage in 2002 because prices were relatively low and we hoped to realize greater basis improvement in later sales.  Basis objectives were achieved in 2003 and most of the stored oil was sold and shipped during the first nine months of 2003.  Lower volumes in the Soybean Processing segment were offset by higher average sales prices for soybean meal (9%), crude soybean oil (18%), and soybean hulls (13%) during that period.  The Soybean Processing segment reported net income for the nine months ended September 30, 2003 of $3.2 million as compared to $5.0 million for the nine months ended September 30, 2003.

Refining – Revenue in the Refining segment for the nine months ended September 30, 2003 was $47.1 million. Revenue for the first nine months of 2002 for this segment was only $4.8 million, but included only a few weeks of refining operations, which began in late August 2002.  The $42.3 million increase in sales volume of refined and bleached soybean in the first nine months of 2003 versus the first nine months of 2002 is attributable primarily to the fact that we operated the refinery for less than the full nine-month period in 2002 and there were start-up inefficiencies with the refining process.  A combination of the higher volume, higher refined and bleach oil sales price, improved refined and bleached oil yields, and implementation of strategies to maximize the value of refining co-products resulted in refining revenues increasing to $47.1 million for the first nine months of 2003.  The Refining segment reported a $406,000 net loss for the nine months ended September 30, 2003 as compared to a $296,000 net loss for the nine months ended September 30, 2002.  The larger net loss in 2003 is largely a result of increased cost of crude soybean oil and a full nine months of refinery operations as compared to only a few weeks of operations in 2002.

Polyurethane – Consolidated revenue for the Polyurethane segment for the nine months ended September 30, 2003 and 2002 was $222,000 and $102,000, respectively.  We continue to work to secure new markets for SoyOyl® but it is not yet a significant part of our business.  The Polyurethane segment reported a net loss for the nine months ended September 30, 2003 and 2002 of $877,000 and $361,000, respectively.

Other – We recognize construction management income as it is earned at SDSP based on the percentage of completion of the project. The Minnesota Soybean Processors project was divided into four stages, and a period was established for each stage. We adjust the period each month if a particular stage appears that it will take longer to complete than anticipated. For the nine months ended September 30, 2003, we recognized management income of $678,000 compared to $604,000 for the same period in 2002 based on the percentage of completion of the project.  Allocated expenses against the management income were $397,000 and $130,000 for the nine months ended September 30, 2003 and 2002 respectively, consisting primarily of management and personnel time.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Operating activities used $200,000 for the nine months ended September 30, 2003, compared to $4.0 million for the nine months ended September 30, 2002. The funds used in the nine months ended September 30, 2003 consisted primarily of $2.6 million of cash from net income plus depreciation of $2.3 million, less a $4.1 million change in current net assets and liabilities, $300,000 of minority interest in the net loss of USSC and non-cash patronage dividends of $67,000.

Cash Flows from Investing Activity

Investing activities used $4.7 million during the nine-month period ending September 30, 2003 compared to $5.9 million in the nine-month period ending September 30, 2002.  The purchase of shares in USSC accounted for $4.1 million of such expenditures in 2003. In addition, we purchased $700,000 of property and equipment during the period ending September 30, 2003 compared to $4.6 million purchased in the period ending September 30, 2002. The primary variance in property and equipment is due to the construction of a new oil storage tank in Brewster, MN as well as the construction of the oil refinery at our Volga, SD location during the period ending September 30, 2002. The $700,000 million spent on property and equipment during the nine months ended September 30, 2003 consisted mostly of small items. The largest single investment during that period was consolidation software to upgrade our technological capabilities and several projects to improve our soy processing and refining operations.

Cash Flows from Financing Activity

Net cash provided by financing activities for the nine-month period ending September 30, 2003 and 2002 was $5.4 million and $7.9 million, respectively. During the nine months ended September 30, 2003, we made a distribution to our members of $3.0 million, and advanced loans of $500,000 on future dividend payouts towards the purchase of Minnesota Soybean Processors stock.  Payments of $200,000 were made on long-term debt commitments, and we increased our borrowings by $8.7 million.

CoBank is our primary lender. Effective February 26, 2002, we established two lines of credit with CoBank to meet the needs of the company. The first is a revolving long-term loan agreement. Under the terms of this loan, we began with a $16.0 million credit line, which was increased in increments to $21.0 million on May 1, 2003. It now reduces by $1.3 million approximately every nine months thereafter. The final payment will be equal to the remaining unpaid principal balance of the loan on March 20, 2011. The revolving loan is set up so that we may borrow funds as needed up to the credit line maximum, and then pay down the principal whenever excess cash is available. Repaid amounts may be reborrowed up to the available credit line. We pay a 0.375% annual commitment fee on any funds not borrowed.

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

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The balance borrowed on the revolving term loan was $14.5 million and $18.2 million as of September 30, 2003 and 2002, respectively. The interest rate on both the working capital and revolving term loans as of September 30, 2003 was 3.46% per year.

We also have other long-term contracts and notes totaling approximately $4.6 million, with a weighted average annual interest rate of 1.23% as of September 30, 2003. These arrangements include a no interest $4.05 million long-term payable to the other USSC shareholders relating to SDSP’s purchase of their tendered USSC shares in January 2003. The obligation is secured by the purchased shares, with final payment due on October 31, 2006. Our highest interest payable is on a $250,000 loan held by USSC at 15% per annum which becomes due February 13, 2005.  We made principal payments of $240,808 and $95,383 on these additional long-term obligations during the nine month periods ended September 30, 2003 and 2002, respectively.

In September 2003, the board of managers authorized the sale and issuance of up to 4,500,000 new SDSP capital units. If the offering is completed, we would use the proceeds primarily to finance the acquisition of USSC. We plan to offer the capital units first to current members of SDSP for $2.00 per capital unit, and then, if after 45 days we have not raised at least $8.5 million, the remaining capital units would be offered to the general public for $2.50 per unit. Nothing in this paragraph or report is an offer to sell capital units or other securities of SDSP. To conduct the offering, we must first file a registration statement on Form S-1 with the Securities and Exchange Commission and may only proceed with the offer and sale of capital units after the registration statement is declared effective by the SEC.

Even if we do not complete the above-described offering, we expect to have sufficient cash available to fund our operating and administrative costs for the next year based on our operating cash flow and revolving and working capital loans with CoBank.

We invested $730,000 in capital expenditures during the nine months ended September 30, 2003.  We do not expect to incur any significant capital expenditure outlays during the balance of 2003.  Our principal source of funds are anticipated to be cash flows from operating activities and borrowings under our revolving and working capital loans with CoBank.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, lab and office equipment, and oil storage tanks.  Our most significant lease commitments are our rail car leases which allow us to distribute our products.  We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $1,457,932 and $1,159,259 for the nine-month periods ending September 30, 2003 and 2002, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $1,188,029 and $1,090,956 for the nine-month periods ending September 30, 2003 and 2002, respectively.

In addition to the rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $448,140 and $293,693 for the nine-month periods ending September 30, 2003 and 2002, respectively. Some of these leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodities Risk & Risk Management. To reduce the price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight or options futures contract) on a regulated commodity futures exchange, the Chicago Board of Trade. While hedging activities reduce the risk of loss from increasing market prices of soybeans, such activities also limit the gain potential which otherwise could result from significant decreases in market prices of soybeans. Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time. Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions. Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a cash contract.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our controller, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

Changes in Internal Controls. There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the end of the period covered by this report.

PART II – OTHER INFORMATION

Item 1.           Legal Proceedings

From time to time in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We carry insurance that provides protection against general commercial liability claims, claims against our directors, officers and employees, business interruption, automobile liability, and workers’ compensation claims. Except as described in our periodic reports on file with the SEC, we are not currently involved in any material legal proceedings and are not aware of any potential claims.

Item 2.           Changes in Securities and Use of Proceeds

None.

Item 3.           Defaults Upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

On June 17, 2003, we held an annual meeting of members, where seven incumbent board members (Dale Murphy, Delbert Tschakert, Ardon Wek, Paul Barthel, Ryan Hill, Daniel Potter, and Rodney Skalbeck) ran unopposed and were reelected to the Board of Managers. Marvin Hope, Bryce Loomis, Paul Casper, Gerald Moe, Dan Feige, Corey Schnabel, Jim Jepsen, Pete Kontz, Robert Nelsen, Maurice Odenbrett, Lyle Trautman, Tony Van Uden, James Call, and Marvin Goplen will remain on the board until their terms expire, they are reelected, or their earlier death, resignation or removal. The seven incumbent managers were re-elected by a unanimous vote of the 114 members present at the meeting.

The June 17, 2003 meeting was validly noticed and held in accordance with South Dakota law; however, we inadvertently failed to follow all the procedures required to hold our 2003 Annual Meeting under the rules of the Securities and Exchange Commission. The SEC rules require SDSP to file with the SEC, and provide to its members, a proxy statement meeting certain disclosure standards at least 20 days prior to every member meeting. We did not follow the procedures required by the SEC as a result of our misunderstanding as to when those rules became applicable to SDSP.

To rectify this situation, the board of managers decided to hold a special meeting of members for the sole purpose of approving the election of the seven members to the Board of Managers who were elected at the June 17, 2003 meeting. The meeting was held on September 16, 2003 at 7:00 pm at the plant site in Volga, South Dakota. The record date for the special meeting was July 31, 2003. All members as of the record date were sent a proxy statement, and related materials, including a written ballot.  The election of the seven board members was approved by over 99% of over 750 members voting at the meeting in person or by written ballot.

Item 5.           Other Information

In October 2003 our chief financial officer resigned. We are currently conducting a search to find a replacement and hope to have the position filled by early 2004.

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

Dated: November 14, 2003
	By	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
2.1	Plan of Reorganization (1)
3.1(i)	Articles of Organization (2)
3.1(ii)	Operating Agreement, as adopted on April 1, 2003 (3)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

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