Form 10-K
period 2003-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2004-03-30
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the common equity of the registrant and its predecessor held by non-affiliates as of June 30, 2003 was approximately $43,400,000 based on the average sales price of its predecessor’s equity shares on June 18, 2002, which was the latest date of trading prior to June 30, 2003.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  As of the date of this filing, there were 28,258,500 Class A capital units of the registrant outstanding.

Part I

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This information in this annual report on Form 10-K for the year ended December 31, 2003, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the business and operations of South Dakota Soybean Processors and our affiliates.  In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to members and security holders. Words and phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the level of commodity prices, loss of member business, competition, changes in the taxation of limited liability companies, compliance with laws and regulations, perceptions of food quality and safety, business interruptions and casualty losses, access to equity capital, consolidation of producers and customers, alternative energy sources, and the performance of our Soybean Processing, Refining, Polyurethane and Other business segments. Other risks or uncertainties may be described from time to time in our future filings with the Securities and Exchange Commission.

We undertake no obligation to revise any forward-looking statements to reflect future events or circumstances.

Item 1.                         Business

Overview

South Dakota Soybean Processors, LLC (SDSP) owns and operates a soybean processing plant, a SoyOyl® production facility and a soybean oil refinery in Volga, South Dakota.  We began producing crude soybean oil, soybean meal and soybean hulls in late 1996,  and since then we have expanded our business to include the development of new product lines and management services.  In 2000, we began providing management services to Minnesota Soybean Processors (MnSP) and will obtain a minority interest in MnSP in 2004.  In 2002, we began refining crude soybean oil into a product known as refined and bleached oil, and in early 2003, we became the majority owner and assumed management control of Urethane Soy Systems Company (USSC), which produces SoyOyl®, a bio-based polyurethane product made from soybean oil.

Our main business consists of processing locally grown soybeans into soybean meal and soybean oil.  Soybean meal is primarily sold to resellers, feed mills, and to livestock producers as livestock feed.  Since the completion of our refining facility in 2002, we have processed most of our crude soybean oil into refined and bleached oil.  We sell our refined and bleached oil to a manufacturer of various retail and bulk food products where it is further processed for human consumption.

We plan to maintain a competitive position in the marketplace by producing high quality products, operating a highly efficient operation at the lowest possible cost, and adding value to our products.  We plan to increase our cost efficiency by increasing daily production capacity and to add value to our products by investing in further processing of our products and developing and reviewing new applications for our products in the plastics and energy fields.

Our primary business objective is to maximize cash distributions to our members from the profits generated through our operations and investments. At the same time, our management recognizes the need to maintain our financial strength, and to consider and implement growth strategies that will allow us to continue meeting these objectives over time.

SDSP was originally organized as a South Dakota cooperative in 1993 and reorganized as a South Dakota limited liability company in July 2002.  Our members are primarily farmers in South Dakota and neighboring states.  Our offices are located at 100 Caspian Avenue, Post Office Box 500, Volga, South Dakota 57071, and our telephone number is (605) 627-9240.

Industry Information

The soybean processing industry converts soybeans into soybean meal, soybean hulls and soybean oil. Food ingredients are the primary end use for the oil, while the meal and hulls are mostly consumed by animals. Crude soybean oil is refined for use as salad and cooking oil, baking and frying fat, and to a more limited extent, for industrial uses.  Oil World 2020 projects that the U.S. soybean processing industry will grow at an annual rate of approximately 1 to 1½%.

Soybean production is concentrated in the central U.S., Brazil, China and Argentina. In the 2003/2004 harvest season, the U.S. produced approximately 2.4 billion bushels of soybeans or approximately 53% of estimated world production.  The industry’s trade associations and the USDA estimate that approximately 63% of U.S. produced soybeans are processed domestically, 32% are exported as whole soybeans, and 5% are retained for seed and residual use.  Historically, there has been adequate soybean production in the upper Midwest to supply the local soybean processing industry.

Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Poultry and swine dominate soybean meal consumption in the United States. On average, exports of soybean meal account for 15 to 20% of total production. A bushel of soybeans typically yields approximately 48 pounds of meal, and 11 pounds of crude oil when processed.

Soybean oil refineries are generally located close to processing plants. Oil is shipped throughout the U.S. and for export.  Approximately 97% of domestic oil production is used in food applications and 3% in industrial applications.

The U.S. soybean processing industry is comprised primarily of 15 different companies operating 65 plants in 22 states.  It is a mature, consolidated and vertically-integrated industry with four companies controlling nearly 85% of the processing. Those four companies are Archer Daniels Midland (ADM), Bunge, Cargill and Ag Processing, Inc. (AGP).  The U.S. vegetable oil (including soybean oil) refining industry is divided between oilseed processors and independent vegetable oil refiners.  The oilseed processors operate approximately 80% of the vegetable oil refining capacity in the U.S., and ADM, Bunge, Cargill and AGP operate approximately 65% of the oil refining capacity.  The three largest independent vegetable oil refiners are ACH Foods, Smuckers (P&G), and ConAgra (Hunt-Wesson).

Soybean crushing and refining margins are cyclical, characteristic of a mature, competitive industry. In addition, while the price of soybeans may fluctuate substantially from year to year, the prices of meal and oil generally track with the soybeans, although not necessarily on a one for one basis, and therefore, margins can be variable.

The soybean industry has worked diligently to introduce soy products as bio-based substitutes for various petroleum-based products.  Such products include biodiesel, soy ink, lubricants, candles and plastics.

Reorganization

South Dakota Soybean Processors was originally organized on December 6, 1993, as a South

Dakota cooperative, which is entitled to single-level, pass-through tax treatment on income generated through the members’ patronage. This allowed us to pass our income on to our members in the form of distributions without first paying taxes at the company level, similar to a partnership. However, as we grew, the continuing availability of this advantageous tax treatment was becoming less and less secure. Accordingly, in 2001 the cooperative’s Board of Directors approved a plan to reorganize into a South Dakota limited liability company (LLC), which may elect to be taxed as either a partnership or a corporation.  As an LLC, we plan to retain our historic single-level income tax treatment by electing to be taxed as a partnership.

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

Products & Services

Currently, we divide our operations, products and services, and the related revenues and net income into four segments; Soybean Processing, Refining, Polyurethane and Other. The Soybean Processing segment processes whole soybeans into soybean meal and crude soybean oil. The Refining segment processes crude oil from the Soybean Processing segment to refine and bleach the oil for sale into the food grade market. The Polyurethane segment modifies crude soybean oil to produce SoyOyl®, which is sold exclusively by USSC, and the Other segment contains business operations, such as management services, that do not fit under one of the first three segments.

Soybean Processing Segment

In this segment, we crush and process soybeans to extract the soybean oil from the protein and fiber portions of the soybean.  Our Soybean Processing products include soybean meal and crude soybean oil, accounting for approximately 85% and 15%, respectively, of revenues in this segment for 2003.

Soybean Meal and Hulls.  Approximately 80% of the weight of the soybeans that we process annually is sold as soybean meal or hulls. The meal and hulls are shipped out by truck and rail car.  Primary markets include the local truck market, the Pacific Northwest, and exports to Canada.  Currently our significant meal customers include Land O’ Lakes and Commodity Specialists.

Soybean Oil. We currently extract crude soybean oil at a level equal to approximately 20% of the weight of the soybeans that we process annually.  Crude soybean oil produced by this segment is transferred to the Refining and Polyurethane Segments.  Depending upon market conditions, excess crude soybean oil is sold to other soybean oil refiners, stored for future use, or delivered against Chicago Board of Trade (CBOT) futures contracts since our Volga plant site is a registered delivery point for the CBOT soybean oil futures contract.  We receive a storage payment through the CBOT for all oil that is delivered into this program.

Refining Segment

The Refining segment began operations in August 2002 with the start-up of our on-site refining facility adjacent to our crushing plant in Volga, South Dakota. The Refining segment processes the crude soybean oil produced by the Soybean Processing segment through a series of processes and filters to create a product known in the industry as refined and bleached oil.  This segment refined approximately 80% of the crude soybean oil produced by the Soybean Processing segment in 2003.

We have an exclusive supply agreement with ACH Foods to provide its facilities with a consistent supply of refined and bleached oil on a general requirements basis. We have a fixed pricing established for the first five years, with the option to renegotiate the price thereafter. The oil is transported by rail from our plant to one of ACH Foods’ facilities, where it is further processed for the edible oil market.

Polyurethane Segment

In the Polyurethane segment, we process crude soybean oil to produce SoyOyl®, a bio-based polyurethane product made from specially processed crude soybean oil that has been developed for use as a replacement for certain petrochemical products.  SoyOyl is relatively new in the market and has been undergoing research and development in recent years.  SDSP does the initial crude oil processing at the Volga, South Dakota facility and ships it directly to USSC’s customer.

USSC developed SoyOyl and is now responsible for its marketing.  SoyOyl is a kind of polyol, which is a key chemical in foam formulation. It reacts with other ingredients to form different types of polyurethane foam, which can be used in a variety of products such as insulation, packaging, furniture padding, carpet backing and footwear.

USSC holds the patents for SoyOyl and a number of related production processes and industrial uses.  We have the exclusive rights to supply soybean oil for USSC’s sales of SoyOyl until 2014 and have agreed not to sell soybean oil to any other company in the plastics industry. We have also been assigned the rights to a patent relating to the modification of crude soybean oil for use in industrial applications such as manufacturing SoyOyl that provides cost advantages over other process techniques.

USSC’s sales personnel are located throughout the upper Midwest, and USSC is completing new research and development laboratories at our Volga site.  Dow Chemical is a primary customer of USSC utilizing SoyOyl in its Biobalance® product, a polyurethane carpet backing.   John Deere also uses SoyOyl in its Harvest Form® product, a rigid polyurethane combine shield.

We originally purchased a 4% ownership in USSC in May 2000 for $1 million. Effective January 2003, we agreed to invest an additional $8.55 million to acquire a 58% majority ownership interest in USSC by purchasing shares from existing shareholders and newly issued shares from USSC.  We also agreed to take over the management of USSC.  We currently hold six of the nine seats on USSC’s board of directors, and our CEO is also the president of USSC.  In October 2003, we paid $1,377,000 of the purchase price to the USSC shareholders. The remainder of the purchase price to the shareholders becomes due in three equal annual installments of $891,000 payable in October of each year.

Other Segment

The Other segment includes all items not related to one of the other three reportable segments.   In 2003, revenues in this segment were generated primarily from construction management fees for overseeing the general construction of a 100,000 bushel per day soybean processing facility built by Minnesota Soybean Processors (MnSP) in Brewster, Minnesota.  In addition, at times we earn miscellaneous income for consulting fees or the completion of feasibility studies or other projects.  The revenue from such activities also falls into this segment.

In August 2000, we entered into an agreement with MnSP to provide construction management for its new soybean processing plant. Under the contract, we were paid 10% of the total equity raised, and we agreed to reinvest 80% of the construction management fees in equity of MnSP.  MnSP completed its equity fundraising in April 2002, raising a total of approximately $29 million. Construction began approximately six months later and was completed in November 2003.

We plan to make our required reinvestment in MnSP in the second quarter of 2004 by transferring a 63 million-pound oil storage tank and loading facilities that we constructed on land adjacent to the MnSP site.   In exchange for such transfer, we will receive approximately 7% of MnSP’s outstanding shares.

In addition, we made approximately $500,000 in interest-free loans backed by retained local earnings to our members to invest in MnSP.  These loans will be repaid through member distributions.

As MnSP begins production, we are providing management and marketing services to MnSP, including the day-to-day management control of MnSP’s plant under a Services and Management Agreement with MnSP pursuant to which we are paid primarily on a cost-sharing basis.  Costs for various employees, such as commercial, accounting, and engineering employees, and other administrative expenses will be allocated between SDSP and MnSP based on the volume of soybeans processed at each plant.  Rodney Christianson, our Chief Executive Officer has general management and oversight responsibilities of MnSP under this Agreement.

MnSP plans to start construction in 2004 on a 30 million gallon biodiesel refinery adjacent to its soybean processing facility.

Raw Materials and Suppliers

We procure soybeans from local soybean producers and country elevators. In 2003 soybean production in South Dakota was approximately 113 million bushels down from 2002’s crop of 127 million bushels, primarily due to dry weather conditions. We control the flow of soybeans into the plant with a combination of pricing and contracting options. Threats to the soybean supply include weather, changes in government programs, and competition from other processors and export markets. Our refining plant and Polyurethane segment procure their entire supply of crude soybean oil from our crushing plant.

Utilities

We use natural gas and electricity to operate the crushing and refining plants. Natural gas is used in the boilers for process heat and for drying soybeans. NorthWestern Energy provides natural gas service to the plant on an interruptible basis. We are at risk to adverse price fluctuations in the natural gas market, but we have the capability to use fuel oil as a back up for natural gas if delivery is interrupted or market conditions dictate. We employ forward contracting to offset some of this risk. Our electricity is supplied by the City of Volga. A long term contract on electricity offsets some of our price exposure on electrical rates.

Employees

We currently employ approximately 95 individuals. All but 18 of our employees are full-time. We have no unions or other collective bargaining agreements.

Sales, Marketing and Customers

Our primary meal markets are the local truck market (typically within 200 miles of our Volga plant), the Western U.S. (Washington, Oregon and California), and exports (to Canada).  Our primary soybean oil market is Illinois and is served by rail.  Our rail service is provided by the Dakota, Minnesota and Eastern (DM&E) rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP).  The table presented below lists the percentage of sales by quantity of product sold within various markets for 2003.

	Soybean Meal	Crude Soybean Oil	Refined Oil

Local	34%	45%	—
Other U.S. States	52%	52%	100%
Export (including Canada)	14%	3%

Competition

We are the only significant hexane extraction plant in South Dakota and we believe that we have approximately 9% of the soybean processing capacity in the Upper Midwest and about 1% in the United States.  We plan to maintain our competitive position in the market by producing high quality product and operating a highly efficient operation at the lowest possible cost, and adding value to our products.  We plan to increase our cost efficiency by increasing daily production capacity, adding value to our products by investing in further processing of our products and developing and reviewing new applications for our products in the plastics and energy fields.

Government Regulation and Environmental Matters

Hexane recovery is closely monitored by the Environmental Protection Agency. New regulations effective in April 2004 require that the amount of hexane lost in the extraction process not exceed 0.2 gallons per ton of soybean oil produced on a rolling 12-month average.  Our production process currently meets this requirement.

As part of a Compliance Plan with the South Dakota and Federal Departments of Environment and Natural Resources, we installed a new zero process discharge system to replace our conventional wastewater system and are currently in compliance with our surface water discharge permits. We are obligated to provide ongoing compliance reports to the Department of Environment and Natural Resources.

We maintain a spill prevention plan that contains the necessary procedures to minimize spill events and provide emergency notification, if necessary. It also contains the required information pertaining to spill containment procedures in the event a spill does occur, and the proper spill clean-up procedures. The plan places us in compliance with the provision of 40 CFR, Part 112, of the Federal Regulations on oil pollution prevention, and the provisions of SARA, Superfund Amendments and Reauthorization Act, 1986. It also addresses all known potentially polluting materials at our plant. At this time, we do not generate any known hazardous wastes at our plant.

We also maintain an EPA Facility Response Plan. This plan is also prepared according to the guidelines of 40 CFR, Part 112, and pursuant to the Oil Pollution Act of 1990. This plan is designed to emphasize oil spill prevention and oil spill response preparedness.

Item 2.                         Properties

We conduct our operations in all of our segments principally from our facilities in Volga, South Dakota.  We own our facilities at Volga, and they serve as collateral for our credit facilities.  We also store crude soybean oil from our Soybean Processing segment at our facility in Brewster, Minnesota.  In addition, USSC leases office space for a portion of it sales staff in Princeton, Illinois.

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

On January 28, 2003, we were served with notice that we had been named as a defendant in a breach of contract suit in the circuit court of Cook County, Illinois, along with a number of other individual defendants, including our Chief Executive Officer, Rodney Christianson. The plaintiff, James Jackson, was an employee of USSC whose services were terminated shortly after we became the majority owner in early January 2003. Mr. Jackson claims that he was wrongfully terminated and that the defendants unjustly interfered with his employment contract and committed fraud in connection with our acquisition of a controlling interest in USSC. He is claiming nearly $1 million in compensatory damages and $5 million in punitive damages. Based upon our investigation of the facts surrounding the case, we believe that Mr. Jackson’s employment contract was not properly authorized and that his claims are substantially without merit. We are vigorously defending the action; however, we cannot provide any assurance that we will be successful in disposing of the case or that any costs of settlement or damages would not be material if we are unable to get the case dismissed.  We anticipate entering into mediation negotiations with Mr. Jackson in the second quarter of 2004. Under the terms of our stock purchase agreement with USSC, we believe that we would be entitled to indemnification from USSC for our costs to settle or defend the suit, although since we now own 58% of USSC we will not receive dollar-for-dollar indemnification from USSC.

Item 4.                         Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the quarter ending December 31, 2003.

Part II

Item 5.                         Market for Registrant’s Common Equity and Related Stockholder Matters

Neither SDSP, nor our predecessor cooperative, sold any equity securities during the past three years ended December 31, 2003.

As of March 30, 2004, we had 28,258,500 Class A capital units outstanding, held by 2,098 members.  There is currently no active trading market for our capital units.

The following table is the trading history of our capital units and equity shares of our predecessor cooperative (prior to the capital unit split) by quarter for the past two years.

Quarter	Low Bid	High Bid	Average Bid	# of Units Traded

Jan – Mar 2002	2.84	3.05	2.95	62,500
Apr – Jun 2002	3.01	3.24	3.07	47,500
Jul – Sep 2002			No Trading Activity
Oct – Dec 2002			No Trading Activity
Jan – Mar 2003			No Trading Activity
Apr – Jun 2003			No Trading Activity
Jul – Sep 2003			No Trading Activity
Oct – Dec 2003			No Trading Activity

In 2002, we paid total cash distributions to our members in the amount of $5.5 million (19.53¢ per capital unit on a post-adjusted capital unit split basis).  In 2003, we paid total cash distributions to our members in the amount of $2.5 million (9.0¢ per capital unit).

As an LLC, we must strictly restrict transfers of our capital units in order to preserve our preferential single-level tax status.  Our capital units may not be traded on any national securities exchange or in any over-the-counter market.  All transfers must be in accordance with our Capital Unit Transfer System, as it may be amended by the Board of Managers from time to time. Our Capital Unit Transfer System prohibits any transfer that would result in the loss of our partnership tax status.

Pursuant to our Operating Agreement, a minimum of 2,500 capital units is required for membership. In addition to the transfer restrictions described above, the Board also retains the right to redeem the capital units at $.20 per unit in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units, becomes an owner (directly or indirectly) of more than 1.5% of the issued and outstanding capital units or becomes bankrupt. Earnings, losses and cash distributions are allocated to members based on their percentage of capital unit ownership. Our Operating Agreement also provides that cash equal to at least 30% of net income will be distributed annually to members subject to certain limitations, including minimum net income of $500,000, restrictions imposed by debt and credit instruments, or as restricted by law in the event of insolvency.

Our Operating Agreement prohibits transfers other than through the procedures specified in our Capital Units Transfer System.  Under this system, all transactions must be approved by the Board.  The Board will generally approve transfers that fall within “safe harbors” contained in the publicly traded partnership rules under the federal tax code. Permitted transfers include transfers by gift or sale to qualified family members and transfers upon death.

Although we are not currently permitting trading in our capital units, other than for the limited permitted private transfers discussed above that are subject to the approval of our Board of Managers, we are in the process of establishing a limited capital units transfer service.  The capital units transfer service is expected to be operated by Variable Investment Advisors, Inc., a registered broker/dealer, and will also be registered with the Securities and Exchange Commission as an alternative trading system.  As currently proposed, our Board of Managers will not permit the number of capital units traded through the service each year to exceed two percent of our total issued and outstanding capital units in order for the capital units transfer service to fall within “safe harbors” contained in the publicly traded partnership rules under the federal tax code.  We have requested a private letter ruling from the IRS, regarding the contemplated structure of our capital units transfer service in order to confirm that it will comply with the IRS’s safe-harbor provisions for the publicly-traded partnership rules.  We do not expect to receive a response from the IRS to our private letter ruling until at least the second quarter of 2004, and we cannot assure that we will receive a favorable ruling.  If we do not receive a favorable ruling, we will be required to restructure our proposed capital units transfer service and may not be able to provide it at all.

Item 6.                         Selected Financial Data

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC and our predecessor cooperative for the periods indicated. The historical financial information in the table below includes audited financial data of our predecessor cooperative prior to the effectiveness of the reorganization on July 1, 2002. The audited financial statements included in Item 8 of this report have been audited by our independent auditors, Eide Bailly LLP.

	Years Ended December 31,
	2003	2002	2001	2000	1999

Bushels Processed	28,384,272	27,963,507	26,924,542	26,832,064	24,553,153

Statement of Operations Data:
Revenues:
Net Sales	$207,256,575	$159,488,645	$148,258,146	$145,273,300	$128,146,355
Patronage Income	97,975	36,801	1,460,386	1,779,755	660,623
CBOT Storage Income	1,416,333	1,867,769	1,629,420	1,436,184	1,432,260
Agent Fee Income	—	258,988	463,896	450,674	417,049
Management Fees & Misc.	1,243,205	1,286,340
Grant Income	253,622
	210,269,710	162,938,543	151,811,848	148,939,913	130,656,287
Costs & Expenses:
Cost of goods sold	203,022,360	152,583,964	141,359,124	140,293,625	125,954,573
Marketing & Administrative Expense	3,639,442	2,679,633	2,234,248	1,768,207	1,783,460
Interest Expense	802,178	542,220	483,223	1,050,880	723,031
Income Tax Expense (Benefit)	(131,474)	520,000
Minority Interest in Loss of Subsidiary	(457,620)
Net Income	3,394,824	6,612,726	7,735,253	5,827,201	2,195,223

Capital Units Outstanding(1)	28,258,500	28,258,500	28,258,500	28,258,500	28,258,500
Net Income per Capital Unit	$0.120	$0.235	$0.275	$0.205	$0.078

Balance Sheet Data:
Working Capital	$9,499,231	$5,363,332	$4,212,055	$3,173,651	$2,380,942
Net Property, Plant & Equipment	31,825,619	33,761,185	31,892,837	31,872,946	33,963,308
Total Assets	81,617,064	70,284,896	58,680,968	55,030,320	50,955,893
Long-Term Obligations	17,664,442	10,234,523	8,346,078	8,649,420	12,819,873
Members Equity	34,730,590	33,875,593	32,779,725	30,771,474	25,518,926

Other Data	2,80,342
Capital Expenditures	$1,016,849	$4,645,020	$2,718,740	$720,956	$2,658,400

(1) Adjusted for two-for-one capital unit split effective June 17, 2003.

Item 7.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion along with our financial statements and the notes to our financial statements included elsewhere in this report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this report.

Executive Overview

Although our net income for 2003 was lower than 2002 and 2001, we performed well in our soybean processing and refining segments and made major progress towards our long-term objectives of delivering high quality products and services at the lowest possible costs and adding value to our products by investing in further processing of our products and developing and reviewing new applications for our products in the plastics and energy fields.  In late 2003, construction on MnSP’s soybean processing facility, which we were overseeing, was completed, which will provide us with future cost-sharing savings.  In January 2003, we assumed management control of USSC and began providing some much needed working capital to the company through our share acquisition.  Under our management in 2003, USSC focused on raising the level of industry experience of its staff, targeting its marketing and sales, increasing its product lines, improving quality control and relocating its research facilities to our Volga, South Dakota plant site.

In 2004, we anticipate that management of the soy market will be one of our most difficult challenges. The soy market is currently benefiting from growing demand with improving world economies.  Yet, margin structure will be pressured by the shortfall in the 2003 soybean crop in the U.S. and the shrinking South American crop.  We also believe that incidents of “mad cow disease and “bird influenza” in the U.S. could have a negative impact on the demand for soybean meal.  On the other hand, we anticipate that our general and administrative expenses will be reduced significantly in 2004 as a result of our cost-sharing arrangement with MnSP.  We also believe that we will see growth in demand for SoyOyl® as customers in the automotive industry complete their testing of SoyOyl.

Since beginning operations in 1996, we have returned in excess of 125% of members’ original investment, increased our production capacity by 60%, invested to further process and add value to 30% of our revenue stream, and invested in a new and promising market to use soybean oil, SoyOyl®, to replace petroleum-based polyol in the manufacturing of polyurethane products.

Our strategy will remain the same as we look forward. We will seek to continue delivering high quality products and services to our customers at the lowest possible cost.  We will also continue our efforts to add value to the products we produce with the goal of having 60% of the revenues we generate from value-added products, rather than basic soybean meal and crude soybean oil. In order to continue a maximum value added payment to our members we will look to develop strategic business relations with others to achieve our goals as we have in the past.

Company Profile

We own and operate a soybean processing plant, a SoyOyl® production facility and a soybean oil refinery in Volga, South Dakota.  We began producing crude soybean oil and soybean meal in late 1996, and since then we have also expanded our business to include the development of new product lines and management services.  In 2000, we began providing management services to Minnesota Soybean

Processors (MnSP) and will obtain a minority interest in MnSP in 2004.  In 2002, we began refining crude soybean oil into a product known as refined and bleached oil, and in early 2003, we became the majority owner and assumed management control of the company Urethane Soy Systems Company (USSC), which produces SoyOyl®, a bio-based polyurethane product made from soybean oil.

SDSP was originally organized as a South Dakota cooperative, and reorganized into a South Dakota limited liability company effective July 1, 2002.  The following discussion relates to financial data of South Dakota Soybean Processors, LLC and the predecessor cooperative for the periods indicated.  The historical financial information discussed below includes audited financial data of our predecessor cooperative prior to the effectiveness of the reorganization on July 1, 2002.

When we began refining operations in 2002, we started reporting our results by operational segments because we anticipated that those components of our business would be managed and evaluated independently; however, since then we have been processing most of the crude oil we produce into refined and bleached oil or SoyOyl® instead of selling it, and the production, sales and marketing of our products have been substantially integrated. Accordingly, in late 2003, we began the process of reevaluating whether segment reporting is necessary.  Unless or until we and our auditors have concluded that segment reporting is not necessary under the applicable accounting rules, we will continue to provide disclosure for operating segments.  The discussion below covers four segments: Soy Processing, Refining, Polyurethane and Other, which contains business operations that do not fit under one of the first three segments. Our segments can be generally described as follows:

•                  The Soybean Processing segment consists of our original soybean processing operations in which whole soybeans are crushed and processed into soybean meal and crude soybean oil. The meal is sold primarily to local customers for animal feed and to customers in the northwestern United States and western Canada. The crude soybean oil is primarily transferred to our Refining segment for further processing into refined and bleached oil or sold to other soybean oil refiners.

•                  The Refining segment processes crude soybean oil from our crushing plant to a quality standard referred to as refined and bleached oil.  The Refining segment began operations in August 2002.  The refined and bleached oil is then sold in accordance with a long-term supply agreement and delivered to one of our customer’s facilities, where it is then further processed for human consumption.

•                  The Polyurethane segment currently consists of sales of SoyOyl®, a bio-based polyol made from specially processed crude soybean oil.  SDSP processes crude oil at the Volga, South Dakota facility and ships it directly to USSC’s customer.  Included in this segment are the consolidated financial statements of USSC and the financial information related to the special processing of crude oil at SDSP.  We implemented this segment beginning in January 2003 after we purchased an additional interest in USSC raising our ownership percentage in the company from 4% to 58%. With that purchase, we assumed management control of USSC.

•                  The Other segment includes all items not related to one of the other three reportable segments.  It consists primarily of construction management fees for overseeing the general construction of the Minnesota Soybean Processors (MnSP) facility.  In addition, at times we earn miscellaneous income for the completion of feasibility studies or other projects or consulting fees, and the revenue from such projects also falls into this segment.

Results of Operations

Comparison of Years Ended December 31, 2003 and 2002

Readers are directed to Note 17 – Segment Reporting of our audited consolidated financial statements for data on the audited financial results of our four business segments for the years ended December 31, 2003 and 2002.

Revenue – Revenue increased from $159.5 million for 2002 to $207 million for 2003, an increase of 30%.  The improvement was a result of several factors.  Principally, commodity prices increased for all of our commodities, and sales of our refined and bleached oil were up 363% for the year as a result of a full year of operations of our refinery versus 4 months in 2002.  Total soybean oil sales were up 38% due to sales in 2003 of soybean oil held in storage from 2002, a higher soybean oil yield per bushel, and an increase in production in our Soybean Processing segment.  We placed significant quantities of oil in storage in 2002 because prices were relatively low and we hoped to realize greater basis improvement in later sales.  Basis objectives were achieved in 2003 and most of the stored oil was sold and shipped during 2003.  As a result, we sold 95 million more pounds of crude and refined and bleached oil during 2003 than in 2002.  We do not expect these higher sales levels of crude and refined and bleached oil to be sustained in the short-run due to the exhaustion of our stored oil inventory.  Additional information regarding the factors affecting our Soybean Processing and Refining revenue is included in the discussion of those segments below.

Gross Profit – During 2003, the Company achieved a gross profit of $4.2 million compared to a gross profit of $6.9 million in 2002, a 39% decrease.  Total cost of revenue increased by $50.4 million, a 33% increase in 2003 versus 2002. The increased cost of revenue was caused by increased cost of product sold, production and freight costs of $45.7 million (36%), $2.3 million (20%), and $2.4 million (20%), respectively.  Factors impacting the increased cost of product sold in 2003 include a 1.5% increase in the volume of soybeans processed, 95 million pounds of additional soybean oil sales, and increasing commodity prices of soybeans for the Soybean Processing segment.. The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.  The increased production expense was attributable to higher natural gas prices, increased depreciation expense for the refinery assets, and increased labor and personnel expenses for the refinery operations.

Administrative Expense – Administrative expense, including selling, general and administrative expenses, increased $960,000, or 36%, for 2003 compared to 2002. Much of this increase represents the consolidation of USSC in SDSP’s financial statements for 2003, and corresponding expenses of $896,000 related to additional employees, marketing and professional fees. The remaining increase was due largely to travel expenses related to the USSC acquisition, and travel and relocation expense and search fees for procuring new personnel for our refinery and construction management projects.

Interest Expense – Interest expense increased $260,000, or 48%, for the year ended December 31, 2003 compared to 2002. The increase was due to higher debt levels caused by carrying larger values in accounts receivable and inventory, less operating income and capital investments, including our investment in USSC, partially offset by lower interest rates.  Refined and bleached oil was in production for all of 2003 versus only the last four months of 2002.  Financing longer payment terms for refined and bleached oil receivables accounted for a portion of the additional interest cost.  As of December 31, 2003, we had outstanding debt of $17.5 million, most of which consisted of our senior debt and bore interest at an annual rate of 3.47% as of December 31, 2003.  At December 31, 2002, we had outstanding debt of $10.1 million, the majority of which bore interest at an annual rate of 3.57%.

Net Income – Net income for the year ended December 31, 2003 was $3.4 million compared to $6.6 million for the same period in 2002, a decrease of $3.2 million, or 48%.  The decrease in net income was primarily a result of the 33% increase in total cost of revenues while revenues increased only 30%, the consolidation of USSC’s operations, and the additional interest expense resulting from higher debt balances.

Soybean Processing – Soybean Processing is our largest segment and therefore, the discussions in the preceding sections are generally tied to the variances between the revenue and operating income in the Soybean Processing segment.  Revenue in this segment for sales to external customers was $144 million for year ended December 31, 2003 and $142 million for the year ended December 31, 2002.  Sales volume of meal was relatively unchanged from 2003 to 2002.  During the year ended December 31, 2003, sales volume of crude soybean oil, decreased 52%, as compared to the sales volume during the same period in 2002.  We sold significantly lower volumes of crude soybean oil in 2003, because we ceased selling most of our crude soybean oil once we began refining operations in late August 2002.  However, we had placed significant quantities of crude soybean oil in storage in 2002 because prices were relatively low and we hoped to realize greater basis improvement in later sales.  Those basis objectives were achieved in 2003 and most of the stored oil was sold and shipped during 2003.  Lower volumes in the Soybean Processing segment were offset by higher average sales prices for soybean meal (14%), and crude soybean oil (34%) during 2003.  The Soybean Processing segment reported net income for the year ended December 31, 2003 of $3.6 million as compared to $6.2 million for the year ended December 31, 2002.

Refining – Revenue in the Refining segment for the year ended December 31, 2003 was $62.5 million.  Revenue for 2002 for this segment was only $17.4 million, but included less than four months of refining operations, which began in late August 2002.  The $45.1 million increase in sales volume of refined and bleached soybean in 2003 versus 2002 is attributable primarily to the fact that we operated the refinery for less than the full year in 2002 and there were start-up inefficiencies with the refining process.  A combination of the higher volume, higher refined and bleach oil sales price, improved refined and bleached oil yields, and implementation of strategies to maximize the value of refining co-products resulted in refining revenues increasing to $62.5 million for 2003.  The Refining segment reported net income of $183,000 for 2003 as compared to a $382,000 net loss for 2002.

Polyurethane – Consolidated revenue for the Polyurethane segment for the years ended December 31, 2003 and 2002 was $319,000 and $163,000, respectively.  We continue to work to secure new markets for SoyOyl® but it is not yet a significant part of our business.  The Polyurethane segment reported a net loss for the years ended December 31, 2003 and 2002 of $1,089,000 and $236,000, respectively.  The primary difference in consolidated revenue and net losses for 2003 versus 2002 resulted from the acquisition of majority ownership in USSC and the related consolidation of USSC on our financial statements.

Other – We recognize construction management income on the MnSP project as it is earned at SDSP based on the percentage of completion of the project. We recognized management income of $1.2 million in each of 2002 and 2003 based on the percentage of completion of the project.  Allocated expenses against the management income were $500,000 and $200,000 for the years ended December 31, 2003 and 2002 respectively, consisting primarily of management and personnel time.

The MnSP construction project was completed in November 2003, and we do not expect to have significant income in this segment in the near future.  We are currently providing management and marketing services to MnSP, which are paid for on a cost-reimbursement basis, allocated according to the number of bushels of soybeans processed by the MnSP and SDSP plants, respectively.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenue – Revenue increased from $148.3 million for the year ended December 31, 2001 to $159.5 million for the year ended December 31, 2002, an increase of 7.4%.  The improvement was a result of several factors:  principally, increased sales volume of soybean meal, and also slightly increased soybean meal and crude soybean oil prices in our Soybean Processing segment during the later period and the replacement of crude soybean oil sales with additional value-added refined oil sales in our Refining Segment.  Additional information regarding the factors affecting our Soybean Processing and Refining revenue is included in the discussion of those segments below.

Gross Profit – Gross profit was relatively unchanged between the years ended December 31, 2002 and 2001. Total cost of revenue sold increased by $11.2 million, an 8% increase for the year ended December 31, 2002 versus 2001.  The increased cost of revenue was caused by increased cost of product sold, freight and production cost of $7.5 million (6%), $2.7 million (29%), and $1 million (9%), respectively.  Factors impacting the increased cost of product sold for the year ended December 31, 2002 included a 4% increase in the volume of soybeans processed and increasing prices for soybeans. The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.  The increased production expense was attributable to increased depreciation expense for the refinery assets, and increased labor and personnel expenses for the refinery operations offset by lower utility costs and lower hexane chemical costs due to upgrades in our equipment.

Administrative Expense – Administrative expense, including selling, general and administrative expenses, increased $445,000, or 20%, for the year ended December 31, 2002 compared to the same period in 2001.  The increase consisted of an increase by 35.8% in professional fees related to the conversion of the cooperative to a limited liability company, and additional wages and benefits.

Interest Expense – Interest expense increased $59,000, or 12.2%, for year ended December 31, 2002 compared to the same period in 2001. The increase was due to higher debt levels caused by carrying larger values in accounts receivable and inventory, less operating income and early payment of patronage due to the reorganization, partially offset by lower interest rates.  We began production of refined and bleached oil in August 2002.  Financing longer payment terms for refined and bleached oil receivables accounted for a portion of the additional interest cost.  As of December 31, 2002, we had outstanding debt of $10.2 million, most of which consisted of our senior debt and bore interest at an annual rate of 3.57% as of December 31, 2002.  At December 31, 2001, we had outstanding debt of $10.7 million, the majority of which bore interest at an annual rate of 4.11% as of December 31, 2001.

Net Income – Net income for the year ended December 31, 2002 was $6.6 million compared to $7.7 million for the same period in 2001, a decrease of $1.1 million, or 14.5%. The decrease in net income was primarily a result of the increase in administration expense, a decrease in patronage dividend income from Cenex Harvest States as a result of our reduced sales of crude soybean oil to them, and income tax expense of $520,000 incurred as a result of the change in organizational structure to an LLC, offset by $1.2 million of income from construction management fees as discussed below.

Soybean Processing – Soybean Processing is our largest segment and until August 2002 was our only operating segment, other than a small other segment.  Therefore, the discussions in the preceding sections are generally tied to the variances between the revenue and operating income in the Soybean Processing segment.  Revenue in this segment for sales to external customers was $141.9 million for the year ended December 31, 2002 and $148.2 million for the year ended December 31, 2001.  During the year ended December 31, 2002, sales volume of soybean meal increased 2%, while crude soybean oil decreased 28%, as compared to the sales volume during the same period in 2001.  Higher sales volumes of soybean meal in the year ended December 31, 2002 resulted primarily from the lower moisture and soybean oil content of the 2001 crop, which generated more soybean meal on a per bushel basis.  We sold lower volumes of crude soybean oil in the year ended December 31, 2002 because we began refining operations in late August 2002 and stored additional crude soybean oil in order to obtain basis objectives.  We also experienced higher average sales prices for soybean meal (1%) and crude soybean oil (5%) during that period.   The Soybean Processing segment reported net income for the year ended December 31, 2002 of $6.2 million as compared to $7.3 million for the year ended December 31, 2001.

Prior to the change in organization to a LLC, we received patronage income from all of the pounds of crude oil sold to Cenex Harvest States. The patronage income was based on net income in their refinery segment, and was allocated to us in January of each year. We accrued the patronage based on the quarterly filings with the Securities and Exchange Commission of Cenex Harvest States. For the years ending December 31, 2002, and 2001, that income was $37,000 and $1.5 million, respectively. Due to the change in our organizational structure, we are no longer eligible to receive patronage income on crude oil sold to Cenex Harvest States; however, with the installation of our on-site refining equipment, the amount of crude soybean oil we sell to Cenex Harvest States is no longer significant.

Refining – Revenue in the Refining segment for the year ended December 31, 2002 was $17.4 million, but included only a few months of refining operations, which began in late August 2002. Accordingly, there were no revenues in 2001 for this segment.   The Refining segment reported a $382,000 net loss for the year ended December 31, 2002.  This was due to high overhead caused by the start-up of the segment. Extra labor was used to get the equipment operational to meet the deadline imposed by the supply agreement, and extensive training of personnel was needed for the start-up activities.  We received $112,000 in 2002 from the USDA based on a Value-Added Development Grant that offset some of the additional costs.

Polyurethane – Revenue for the Polyurethane segment for the years ended December 31, 2002 and 2001 was $39,670 and $12,666, respectively.  SoyOyl® remained in the development stage during these periods and revenues from its sales were not material, and no expenses were allocated to our SoyOyl operations for the years ended December 31, 2002 and 2001.

Other – We recognize construction management income as it is earned at SDSP based on the percentage of completion of the project. The MnSP project was divided into four stages, and a period was established for each stage. We adjust the period each month if a particular stage appears that it will take longer to complete than anticipated.  For the year ended December 31, 2002, we recognized management income of $1.2 million compared to $302,000 for the same period in 2001 based on the percentage of completion of the project.  Allocated expenses against the management income were $248,000 and $0 for the years ended December 31, 2002 and 2001 respectively, consisting primarily of management and personnel time.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of the years ended December 31, 2003 and 2002

Cash Flows from Operating Activities

Operating activities generated $775,000 for the year ended December 31, 2003, compared to $10.9 million for the year ended December 31, 2002. The funds generated in the year ended December 31, 2003 consisted primarily of $3.4 million of cash from net income plus depreciation of $3.0 million, less a $5.1 million change in current net assets and liabilities, $457,000 of minority interest in the net loss of USSC and non-cash patronage dividends of $68,000.  The primary changes from 2002 included $3.3 million less net income in 2003 and a $1.5 million increase in working capital needs, offset by $68,000 reduction in non-cash patronage allocations, and additional depreciation expense of $248,000.

Cash Flows from Investing Activity

Investing activities cost $5.5 million during the year ending December 31, 2003 compared to $6.9 million for the year ended December 31, 2002.  The purchase of shares in USSC accounted for $4.1 million of such expenditures in 2003.  We also advanced loans to our members of $480,000 on future distribution payouts towards the purchase of MnSP stock.  In addition, we purchased $1.0 million of property and equipment during the year ending December 31, 2003 compared to $4.6 million purchased in the period ending December 31, 2002.  The primary variance in property and equipment is due to the construction of the oil refinery at our Volga, SD location during 2002. The $1.0 million spent on property and equipment during the year ended December 31, 2003 consisted mostly of small items. The largest single investment during that period was consolidation software to upgrade our technological capabilities and several projects to improve our soybean processing and refining operations.  In 2002, we also spent approximately $2.3 million for the construction of a new oil storage tank in Brewster, MN, which we held for sale to MnSP.

Cash Flows from Financing Activity

Net cash generated by financing activities for the years ending December 31, 2003 and 2002 was $5.4 million and $6.0 million, respectively. During the year ended December 31, 2003, we increased our borrowings by $9.5 million, as a result of carrying larger values in accounts receivable and inventory, less operating income and expenditures for capital investments, including our investment in USSC.  These additional borrowings were offset by a distribution to our members of $2.5 million and payments of $1.6 million on long-term debt commitments.  During the year ended December 31, 2002, we paid $5.5 million to our members in a cash distribution and principal payments of $455,000 on our long-term debt.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

 Cash Flows from Operating Activities

Operating activities generated $10.9 million for the year ended December 31, 2002, compared to $9.5 million for the year ended December 31, 2001. The primary changes from 2001 included $1.1 million less net income in 2002, offset by a significant $1.5 million reduction in non-cash patronage allocations from Cenex Harvest States, a reduction in working capital needs of $603,000, and additional depreciation expense of $289,000.

Cash Flows from Investing Activity

Investing activities cost $7.0 million during the year ended December 31, 2002. This $7.0 million of expenditures consisted of $4.6 million for equipment purchases for the plant and $2.3 million towards the construction of an oil storage tank at Brewster, Minnesota. Included in the $4.6 million of plant equipment expenditures were $4.1 million in costs associated with the addition of the oil refinery in 2002. The other $500,000 was spent on miscellaneous projects to meet maintenance or environmental requirements or improve efficiencies within the plant.

Cash Flows from Financing Activity

Cash flows from financing activities cost $6.0 million during the year ended December 31, 2002 as compared to $5.7 million during the year ended December 31, 2001.  The $6.0 million in expenditures during 2002 consisted of $5.5 million paid to our members in a cash distribution, and $455,000 in principal payments on long-term debt as compared to $5.7 distributed to our members and $992,000 in principal payments on long-term debt offset by proceeds of $1.1 million from other long-term debt in 2001.

Indebtedness

CoBank is our primary lender. Effective February 26, 2002, we established two lines of credit with CoBank to meet our borrowing needs. The first is a revolving long-term loan agreement. Under the terms of this loan, we began with a $16.0 million credit line, which was increased incrementally to $21.0 million on May 1, 2003, and then began decreasing by $1.3 million approximately every nine months thereafter. The final payment will be equal to the remaining unpaid principal balance of the loan on March 20, 2011. The revolving loan is set up so that we may borrow funds as needed up to the credit line maximum, and then pay down the principal whenever excess cash is available. Repaid amounts may be reborrowed up to the available credit line. We pay a 0.375% annual commitment fee on any funds not borrowed.

The second credit line is a revolving working capital loan under an agreement that expires on March 31, 2005, unless extended by CoBank. The primary purpose of this loan is to finance inventory and receivables. The maximum availability under this credit line ranges from $6.0 million to $10.0 million for particular commitment periods during the term of the loan to match our anticipated needs with respect to carrying inventory.  For example, we have higher lines established during the months of October through May to cover the carrying costs of higher soybean inventories that are piled outside during the harvest season. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid incurring the commitment fee on funds not borrowed.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can request a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our then outstanding borrowings . Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.

The balance borrowed on the revolving term loan was $15.3 million and $9.9 million as of December 31, 2003 and 2002, respectively. There were no advances outstanding on the working capital credit line at December 31, 2003 or 2002. The interest rate on the revolving term loans as of December 31, 2003 and 2002 was 3.47% and 3.57%, respectively per year.

In August 2000, we entered into an agreement with MnSP for certain construction management services for its new soybean processing plant in Brewster, Minnesota. We agreed to reinvest a minimum of 80% of the fees we earn under the agreement in MnSP equity securities. To date, we have earned approximately $2.9 million under the agreement, and expect to make our required investment of $2.3 million in MnSP in the second quarter of 2004 by transferring the 63 million pound oil storage tank and loading facilities we built next to the plant in Brewster, Minnesota, along with the land we acquired for the tank site.

We also have other long-term contracts and notes totaling approximately $3.2 million, with a weighted average annual interest rate of 1.6% as of December 31, 2003. These arrangements include a no interest long-term payable to the other USSC shareholders relating to SDSP’s purchase of their tendered USSC shares with a current outstanding principal balance of $2.6 million. The obligation is secured by the purchased shares, with final payment due on October 31, 2006. Our highest interest payable is on a $250,000 loan held by USSC at 15% per annum which becomes due February 13, 2005 and cannot be prepaid.  We made principal payments of $1,452,107 and $454,991 on these additional long-term obligations during the years ended December 31, 2003 and 2002, respectively.

In September 2003, our board of managers authorized the sale and issuance of up to 4,500,000 new SDSP capital units. If the offering is completed, we intend to use the proceeds primarily to finance our acquisition of USSC.  We plan to offer the capital units first to current members of SDSP for $2.00 per capital unit, and then, if after 45 days we have not raised at least $8.5 million, the remaining capital units would be offered to the general public for $2.50 per unit. Nothing in this paragraph or report shall constitute an offer to sell capital units or other securities of SDSP. To conduct the offering, we must first file a registration statement on Form S-1 with the Securities and Exchange Commission and may only proceed with the offer and sale of capital units after the registration statement is declared effective by the SEC.

We invested $5.5 million in capital expenditures during the year ended December 31, 2003.  We anticipate spending approximate $3 million in capital expenditures during the year ended December 31, 2004.  Our principal source of funds, in addition to the potential offering describe above, are anticipated to be cash flows from operating activities and borrowings under our revolving and working capital loans with CoBank.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

The Company does not utilize special purpose entities or off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $1.9 million and $1.7 million for the years ending December 31, 2003 and 2002, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $1.6 million and $1.4 million for the years ending December 31, 2003 and 2002, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $321,000 and $628,000 for the years ending December 31, 2003 and 2002, respectively. Some of these leases include purchase options; however, none are for a value less than fair market value at the end of the lease.  The lease expense for 2002 was substantially higher due to the crude soybean oil storage tanks leased due to market conditions.

The following table shows our contractual obligations for the periods presented.

CONTRACTUAL OBLIGATIONS	Payment due by period
(Dollars in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$18,519,258	$976,117	$4,530,089	$4,538,751	$8,474,301

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	19,931,794	2,000,411	3,942,873	3,145,736	10,842,774

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities	121,301	11,000	22,000	22,000	66,301

Total	$38,572,353	$2,987,528	$8,494,962	$7,706,487	$19,383,376

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

Item 8.                                   Financial Statements and Supplementary Data

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report, and financial statements and schedules for the year ended December 31, 2003 referenced therein, which are hereby incorporated by reference.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                          Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part III

Item 10.                            Directors and Executive Officers of the Registrant

Board of Managers

Our Board of Managers consists of three members of SDSP from each of seven geographic districts, for a total of 21 Board members. Board members are elected to staggered three-year terms by the members in their geographic district and currently may not serve more than three consecutive three-year terms. Generally, one Board seat in each of the seven geographical districts is elected at our annual meeting each year as required by our Operating Agreement.

The table below describes important information about the members of the Board of Managers.

Name, Address, and Board Position, if any	Age	Board Member Since	Current Term Expiring	Occupation and Background

Paul Barthel 22308 486th Ave. Elkton, SD 57026	35	1996	2006

Paul has been a farmer for the past 18 years. He is a member of the South Dakota Soybean Association, and the South Dakota Corn Growers. Paul graduated from South Dakota State University in Brookings, SD in 1992 with a major in Ag Business and minor in Agronomy.

James Call R.R.3 Box 167 Madison, MN 56256-9102	49	1995	2004

James has been a farmer for the past 31 years. He belongs to the Minnesota Soybean Growers Association, Minnesota Corn Growers Association, and is a director of the Lac Qui Parle Soybean Growers. He is chairperson of the Lac Qui Parle County Farm Service Agency County Committee, and a Director of the Minnesota Soybean Research and Promotion Council.

Name, Address, and Board Position, if any	Age	Board Member Since	Current Term Expiring	Occupation and Background
Paul W. Casper President 44095 212th St. Lake Preston, SD 57249-9640	45	1994	2004

Paul has been a farmer for the past 26 years. He is a member of the South Dakota Soybean Association, and past 1st Vice President, South Dakota Corn Growers, National Corn Growers, and South Dakota Ag Producers Ventures. Paul attended Dakota State University in Madison, SD for one year.

Dan Feige 45974 232nd St. Wentworth, SD 57075-9644	49	1996	2005

Dan has been a farmer for the past 22 years. He is a member of the National Corn Growers Association, the American Soybean Association, and a director on the South Dakota Soybean Association. He is a past delegate for Associated Milk Producers. Dan attended the University of South Dakota in Springfield, South Dakota and received an Associate Degree in Diesel Technology with a minor in Education and Business.

Marvin Goplen 1671 270th Ave. Canby, MN 56220 (507) 223-7391	69	1995	2005

Marvin has been a farmer for the past 46 years. He is a member of the Farm Bureau, and the Minnesota Soybean Association. He is a Director of the Minnesota State Plowing Organization, and a member of the National Plowing Organization. Marvin attended the University of Minnesota, St. Paul, MN for 2 years concentrating in Agriculture

Ryan J. Hill 78588 330th Ave. Worthington, MN 56187-9402	55	1995	2006

Ryan has been a farmer for the past 30 years. He belongs to the National and Minnesota Corn and Soybean Growers Associations. Ryan attended Worthington Junior College, and participated in the U.S. Navy Engineering metallurgy program in 1969.

Marvin Hope Vice President 45886 217th St. Volga, SD 57071-9355	67	1994	2005

Marvin has been a farmer for the past 46 years. He is a member of the South Dakota Soybean Association, and the American Soybean Association. He belongs to the National Corn Growers Association and the Farm Bureau. Marvin attended the Lutheran Bible Institute in Minneapolis, MN in 1956 and 1957.

James H. Jepsen 48480 231st St. Flandreau, SD 57028-6631	47	1996	2005

James has been a farmer for the past 28 years. He is currently a member and was the former President of the South Dakota Soybean Association. Jim attended South Dakota State University in Brookings, SD and received an Associate of Arts Degree in Agriculture and General Ag in 1977.

Peter Kontz 47068 223rd St. Colman, SD 57017	61	1998	2004

Peter has been a farmer for the past 37 years. He is a member of the South Dakota Cattlemen’s Association (Treasurer for four years), South Dakota Corn Growers Association, and the South Dakota Soybean Association. He attended the School of Agriculture in Brookings, SD.

Bryce Loomis 19989 464th Ave. Bruce, SD 57220-5113	61	1998	2004	Bryce has been a farmer and seed sales representative for the past 36 years. He belongs to the National Corn Growers Association, the South Dakota Soybean Producers Association, and the Farm Bureau.

Name, Address, and Board Position, if any	Age	Board Member Since	Current Term Expiring	Occupation and Background
Gerald Moe 21469 452nd Ave. Arlington, SD 57212 (605) 983-5949	67	1994	2005

Gerald is a retired farmer, and was an active farmer for the previous 45 years. He also has been a District Sales Manager for a major seed company for 10 years in the past. He is a member of the American Soybean Association, as well as director of the Citizens State Bank in Arlington, SD. Gerald attended Augustana College for one year in Sioux Falls, SD.

Dale Murphy 102 E. 2nd Ave. PO Box 686 White, SD 57276 (605) 629-6181	73	1994	2006

Dale is a retired farmer, and was an active farmer for the previous 38 years. He was a director of the First National Bank in White, SD during 1987-1999. Dale attended Nettleton Commercial College in Sioux Falls, SD and earned a certificate in auditing and accounting in 1957.

Robert Nelsen 1173 280th Ave. Westbrook, MN 56183-1023 (507) 274-5163	63	1995	2004

Robert is a retired farmer and Vice President of Environmental Dust Control. During the past 40 years, he was an active farmer. He is a director of the Westbrook Lions Club and a V.F.W. member. He is also a member of the American Highland Cattle Association, the Minnesota and National Corn Growers Associations, and the American Soybean Growers Association, where he has been a state director. He is State Director for the Murray County Soy Growers and belongs to Farm Bureau.

Maurice Odenbrett 2778 41st St. Fulda, MN 56131 (507) 425-2624	58	1995	2005	Maurice has been a farmer for the past 39 years. He is a supervisor for the Belfast Township and serves as Vice Chairperson for the Murray County Township association.

Daniel Potter 31012 County Highway 6 Redwood Falls, MN 56283	72	1995	2006

Daniel has been a farmer for the past 52 years and is a 50% owner of Potterosa Farms, Inc. He belongs to the Redwood County Cattlemen’s Association, and the National Cattlemen’s Association. He is also a supervisor of the Redwood Soil and Water Conservation District and chairs the church Admin Council.

Corey Schnabel Secretary 43555 273rd St. Freeman, SD 57029-9760	45	1994	2004

Corey has been a farmer for the past 24 years. He is also a Grandview Township supervisor. He belongs to the South Dakota and National Corn Growers Association, the South Dakota and American Simmental Association. He is also a former director of the South Dakota Corn Growers Association and National Corn Growers Association. Corey is a graduate of Lake Area Technical Institute in Watertown, South Dakota.  He earned an Associate degree in Ag Business in 1980.

Rodney Skalbeck 80903 160th St. Sacred Heart, MN 56285 (320) 765-2542	70	1995	2006

Rodney has been a farmer for the past 51 years. He belongs to the Farmers Union, Land Stewardship Project and is a former Director of the Farm Credit association where he has had positions as chairman and vice chairman. He is also a former school board member and church board member and treasurer.

Name, Address, and Board Position, if any	Age	Board Member Since	Current Term Expiring	Occupation and Background
Lyle R. Trautman 409 Lakeview St. Box 83 Lake Benton, MN 56149	50	1996	2005

Lyle has been a farm operator and manager for the past 31 years. He is a member of the Lincoln County Soybean Growers Association, the Minnesota Soybean Growers Association, and the Minnesota Corn Growers Association. He is also a member of the Lake Benton City Council. Lyle attended Mankato State College for two years, and University of Minnesota for two quarters.

Delbert Tschakert 16150 442nd Ave. Florence, SD 57235	48	1994	2006

Delbert has been a farmer for the past 26 years, producing corn, soybeans, and hay commodities. He is a member of the South Dakota Soybean Association, the South Dakota Corn Growers Association, and former President of the South Dakota Soybean Association. Delbert is a graduate of South Dakota State University in Brookings, SD. In 1977, he received his BS in Ag Communications with a minor in Economics.

Anthony Van Uden 3461 300th Ave. Cottonwood, MN 56229	66	1996	2004

Anthony has been a farmer for the past 44 years. He is a member of Minnesota Soybean Association, and the American Legion. He is a past Director of the Farmers Elevator Company, Cottonwood, MN, Lucas Town board, as Chairman, and the Lyon County Planning and Zoning Committee.

Ardon Wek 43958 288th St. Freeman, SD 57029	46	1996	2006

Ardon has been a farmer for the past 26 years. He is a member of the South Dakota Corn Growers, and the South Dakota Soybean Association. Ardon graduated from Mitchell Technical College in Mitchell, SD. His major was Architectural Drafting, and Building Construction.

Compensation of Board of Managers

Members of the Board of Managers are currently provided a per diem payment for services performed in the amount of $150 for each function requiring more than four hours, and $75 for each function requiring less than four hours. In addition to the per diem fee, mileage reimbursement is provided at current IRS rates.

Committees of Board of Managers

The Board of Managers has formed the following committees: finance and audit committee, nomination committee, governance committee, public relations committee, and planning committee.  The current members of the Audit Committee are Daniel Potter, who serves as the chairperson of the committee, Maurice Odenbrett, Anthony Van Uden, Paul Casper, Paul Barthel, and Ardon Wek.  Because our Board members are generally farmers, as is common for former agricultural cooperatives, we do not have an audit committee financial expert serving on our finance and audit committee.  The Board, however, has selected members for the finance and audit committee based on the Board’s determination that they are fully qualified to monitor management, our internal accounting operations and the independent auditors and are fully qualified to monitor our disclosures to assure that they fairly present our financial condition and results of operations In addition, the finance and audit committee has the authority to engage advisers as it deems necessary to assist it in carrying out its duties.

In March 2004, we established a Nomination Committee and adopted a Nomination Committee charter that is available for review on our website at http://www.sdsbp.com.  The members of the Nomination Committee are James Call, Ryan Hill, and Robert Nelsen.  In order to submit a nominee for the Board to the Nomination Committee for the 2004 Annual Meeting, a member must return the Nomination Petition Form that was mailed to members on March 19, 2004 to the Nomination Committee no later than March 31, 2004.  Nominations will not be accepted from the floor at the Annual Meeting. The members of the Nomination Committee will review each of the submitted forms during their selection process and may also search for and contact additional potential nominees in their discretion.

Executive Officers

The following individuals serve as our executive officers in the capacities listed. These officers serve at the discretion of the Board of Managers and can be terminated without notice.  There is currently a vacancy in our chief financial officer position.  Our management and key personnel along with the assistance of outside advisors are assuming the functions that our chief financial officer previously performed.  We are evaluating our needs to determine whether we will hire a person to serve as our chief financial officer.

Name	Age	Position

Rodney G. Christianson	50	Chief Executive Officer
Thomas J. Kersting	41	Commercial Manager

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

Thomas J. Kersting, Commercial Manager. Tom joined us as the Procurement Manager when operations began in 1996, and since 1998 has served as the Commercial Manager. Tom was affiliated with Harvest States Cooperative from July 1988 until May 1996. Tom held such positions as Market Analyst/Advisor and Head Procurement Merchandiser for Harvest States Cooperative throughout North Dakota, South Dakota, and Minnesota. As a market analyst, Tom assisted grain elevator profitability by using advanced management and marketing techniques while incorporating specific risk management procedures.

Tom graduated from the University of Minnesota’s College of Agriculture with a B.S. in Agricultural Business Administration with an emphasis in operations management. Tom is a licensed commodity broker, a director of the National Oilseed Processors Association, a voting member of the National Biodiesel Board and our contact for the Chicago Board of Trade.

Tom is responsible for all futures trading strategies, as well as merchandising commodity products, and soybean and natural gas procurement.

Family Relationships

Paul Casper is Gerald Moe’s son-in-law; otherwise, no family relationship exists between any of our Board members, officers, or key employees.

Code of Ethics

We have adopted a written code of ethics, which applies to our principal executive officer, principal financial and accounting officer, controller or persons performing similar functions.  A copy of the code of ethics is filed as Exhibit 14.1 to this Report.

Compliance with Reporting Requirements of Section 16 of the Exchange Act

Under Section 16(a) of the Exchange Act, our directors, executive officers and any persons holding 10% or more of the common stock are required to report their ownership of our capital units and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) and to furnish us with copies of such reports. Specific due dates for these reports have been established and we are required to disclose in this report any failure to file on a timely basis by such persons. To our knowledge, based solely upon a review of copies of such reports received by us which were filed with the SEC from January 1, 2003 through March 30, 2004, and upon written representations from such persons that no other reports were required, we believe that all reports required to be filed under Section 16(a) have been timely filed with the SEC.

Item 11.                            Executive Compensation

Summary Compensation Table. The following table sets forth all the compensation we paid during the years ended December 31, 2003, 2002 and 2001 to our principal executive officer and each officer paid over $100,000 in our last fiscal year (the “named executive officers”). No other officers received total compensation exceeding $100,000 during the year ended December 31, 2003.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compens ation($)	Restricte d Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compens ation ($)

Rodney G. Christianson	2003	200,000	36,190	3,855	—	—	—	3,855
Chief Executive Officer	2002	200,000	64,528	3,625	—	—	—	3,597
	2001	186,666	100,135	3,625	—	—	—	17,208

Thomas J. Kersting	2003	103,792	12,500	—	—	—	—	13,299
Commercial Manager	2002	99,167	24,000	—	—	—	—	11,520
	2001	90,000	40,000	—	—	—	—	9,931

Larry E. Mahlum (1)	2003	96,228	8,700	—	—	—	—	—
Operations Manager	2002	95,000	16,000	—	—	—	—	—
	2001	95,000	33,000	—	—	—	—	—

(1) Mr. Mahlum retired in January 2004.

On February 1, 2004, we entered into a four-year employment agreement with Mr. Christianson that expires on January 31, 2008.  Under the employment agreement, Mr. Christianson will receive an annual salary of $250,000 through August 31, 2005 and an annual salary of $300,000 for the remaining term of the Agreement.  Mr. Christianson is also entitled to receive an incentive bonus equal to one-half of one percent of net income before taxes and member distributions, excluding certain extraordinary items of income and expense, on up to $5.0 million net income, or 1% of net income before taxes and member distributions if net income exceeds $5.0 million. Mr. Christianson may elect to have his incentive bonus paid directly or deferred.  Mr. Christianson is also entitled to participate in 401(k), healthcare and other retirement and welfare benefit programs that are generally available to employees and a vehicle to be used for business purposes. Mr. Christianson is entitled to eighteen months of severance pay in the event that we terminate his employment during the term of the agreement, other than for cause. Mr. Christianson’s employment contract is terminable at will by the Board of Managers without cause, and may be terminated by Mr. Christianson with 60 days’ notice.  The employment agreement also includes a two-year non-competition provision.

Mr. Kersting has an employment agreement with us that is terminable at will. Mr. Kersting receives a base salary and is entitled to participate in 401(k), healthcare and other retirement and welfare benefit programs that are generally available to employees, including the employee profit sharing program which allocates 4% of net profits over $2 million to all employees other than Mr. Christianson. Individual amounts are allocated and distributed to employees based on a formula that takes into account current salary level, level of responsibility and the impact of the employee’s position on profits.

Messrs. Christianson and Kersting also have a deferred compensation plan that provides “phantom” capital units.  Messr. Christianson and Kersting’s initial grants under these plans are fully vested.  On February 1, 2004, Mr. Christianson received an additional grant under an amended and restated deferred compensation plan.  Under both the original and amended plan, we will pay an amount equal to the fair market value of the participant’s vested phantom capital units in five annual substantially equal installments beginning upon the earlier of termination of employment with us or his 65th birthday. In lieu of participating in the phantom capital unit plan, Mr. Mahlum receives an amount equal to 2% of the first $10 million, and 1% thereafter, of our net proceeds from the sale of all polyol products for a period of 10 years. However, to date we have not had any significant sales of polyol products and no payments have been made under this agreement.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We do not have any compensation plans under which our capital units are authorized for issuance.

The following table sets forth the beneficial ownership of our outstanding capital units by our Board members and named executive officers as of March 30, 2004. As of that date, no person beneficially owned more than 5% of our capital units.

Name and Address of Beneficial Owner	Number of Votes Beneficially Owned	Voting Percentage	Number of Capital Units Beneficially Owned	Ownership Percentage

Paul Barthel, Manager	1	*	10,500	*
James Call, Manager (2)	2	*	22,000	*
Paul Casper, President, Manager	1	*	60,000	*
Rodney Christianson, CEO (3)	1	*	10,500	*
Dan Feige, Manager	1	*	30,000	*
Marvin Goplen, Manager (4)	1	*	18,000	*
Ryan Hill, Manager (5)	2	*	22,500	*
Marvin Hope, Vice President, Manager (6)	1	*	56,000	*
Jim Jepsen, Manager	1	*	30,000	*
Peter Kontz, Manager (7)	2	*	99,000	*
Bryce Loomis, Manager (8)	1	*	30,000	*
Gerald Moe, Manager (9)	1	*	45,000	*
Dale Murphy, Manager (10)	1	*	80,000	*
Robert Nelsen, Manager	1	*	21,000	*
Maurice Odenbrett, Manager	1	*	36,000	*
Daniel Potter, Manager (11)	2	*	16,500	*
Corey Schnabel, Secretary, Manager	1	*	15,000	*
Rodney Skalbeck, Manager	1	*	105,000	*
Lyle Trautman, Manager (12)	1	*	13,500	*
Delbert Tschakert, Manager (13)	2	*	42,000	*
Tony Van Uden, Manager	1	*	60,000	*
Ardon Wek, Manager (14)	1	*	30,000	*

Managers and Executive Officers, as a group	27	1.29%	852,500	3.02%

*	Percentage of shares beneficially owned does not exceed 1% of the class.
(1)	The addresses for each of the individual managers listed above is set forth under Board of Managers above.
(2)	Includes 9,000 capital units owned of record by Call Farms, Inc. of which Mr. Call is a co-owner.
(3)	Represents capital units owned of record by Mr. Christianson’s wife, Heidi Christianson.
(4)	Represents capital units owned of record by the Marvin and Mary Ann Goplen Revocable Living Trust of which Mr. Goplen is a trustee.
(5)	Includes 10,000 capital units owned of record by Mr. Hill’s wife, Naomi Hill.
(6)	Represents capital units owned of record by the Marvin H. Hope Trust of which Mr. Hope is a trustee.
(7)	Includes 53,000 capital units owned of record by Mr. Kontz’s wife, Alyce Kontz.
(8)	Represents capital units owned jointly with Mr. Loomis’s wife, Georgean Loomis.
(9)	Represents capital units owned jointly with Mr. Moe’s wife, Kaye Moe.
(10)	Represents capital units owned of record by the Dale F. Murphy Revocable Trust of which Mr. Murphy is a trustee.
(11)	Includes 7,500 capital units owned of record by Potterosa Farms, Inc. of which Mr. Potter is a co-owner.
(12)	Represents capital units owned jointly with Mr. Trautman’s wife, Pam Trautman.
(13)	Includes 17,500 capital units owned of record by Mr. Tschakert’s wife, Kay Tschakert.
(14)	Represents capital units owned of record jointly with Mr. Wek’s wife, Sheila Wek.

Item 13.                            Certain Relationships and Related Transactions

The individual Board members and executive officers of the LLC have not entered into, and do not anticipate entering into, any contractual or other transactions between themselves and SDSP, except for continuing employment agreements, as described above under “Compensation of Management and Executive Officers,” the Operating Agreement of SDSP, and soybean purchases that are on the same terms available to the public. None of the individual Board members or executive officers received any compensation relative to the distribution of capital units of the new LLC upon the liquidation of the predecessor cooperative. However, the Board Members receive a per diem fee and other reimbursement and compensation for their Board services, as described above. The executive officers receive compensation as executive officers as described above.

Item 14.                            Principal Accountant Fees and Services

The fees paid to Eide Bailly LLP in 2003, by category, were as follows:

Audit fees	$53,234
Audit-related fees (essentially, assurance and related services related to the audit)	$2,985
Tax fees	$23,447
All other fees	$4,679

“Audit related fees” were for out-of-pocket expenses.  “All other fees” were for the fees associated with the acquisition of the USSC.

The fees paid to Eide Bailly LLP in 2002, by category, were as follows:

Audit fees	$137,406
Audit-related fees (essentially, assurance and related services related to the audit)	$14,204
Tax fees	$2,756
All other fees	$14,112

“Audit fees” for 2002 including audit fees related to our reorganization from a cooperative to an LLC and the conversion of our year-end from August 31st to December 31st.  “All other fees” were for fees related to diligence conducted prior to our acquisition of a majority interest in USSC.

The Audit Committee Charter provides that the Audit Committee shall approve in advance any fees related to non-audit services.  Accordingly, our auditor submits to the Audit Committee a notice of services proposed to be provided and the associated fees prior to the provision of any non-audit services.  During 2003 all such non-audit fees were pre-approved by the Audit Committee.

Part IV

Item 15.                            Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)                                  Financial Statements and Schedules – Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2003 included herein.

(b)                                 Reports on Form 8-K – We did not file any reports on Form 8-K during the quarter ended December 31, 2003.

(c)                                  Exhibits - See Exhibit Index following the Signature Page to this report. The following exhibits constitute management agreements, compensatory plans, or arrangements Exhibits 10.14, 10.15, 10.16, and 10.17.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated: March 30, 2004

	By	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned officers and members of the Board of Managers of South Dakota Soybean Processors, LLC hereby appoints each of Rodney Christianson and Mark Hyde, jointly and severally, his attorneys-in-fact and agent for the undersigned, each with full power of substitution, for him and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on March 30, 2004.

SIGNATURE	TITLE

/s/ Rodney G. Christianson	Chief Executive Officer
Rodney G. Christianson	(Principal Executive Officer)

/s/ Mark Hyde	Controller
Mark Hyde	(Principal Financial and Accounting Officer)

/s/ Paul Barthel	Manager
Paul Barthel

/s/ James Call	Manager
James Call

/s/ Paul W. Casper	Manager
Paul W. Casper

/s/ Robert E. Nelsen	Manager
Robert E. Nelsen

/s/ Dan Feige	Manager
Dan Feige

/s/ Marvin Goplen	Manager
Marvin Goplen

/s/ Ryan J. Hill	Manager
Ryan J. Hill

/s/ Marvin Hope	Manager
Marvin Hope

/s/ James H. Jepsen	Manager
James H. Jepsen

/s/ Peter Kontz	Manager
Peter Kontz

/s/ Bryce Loomis	Manager
Bryce Loomis

/s/ Gerald Moe	Manager
Gerald Moe

/s/ Dale F. Murphy	Manager
Dale F. Murphy

/s/ Maurice Odenbret	Manager
Maurice Odenbrett

/s/ Daniel Potter	Manager
Daniel Potter

/s/ Corey Schnabel	Manager
Corey Schnabel

/s/ Rodney Skalbeck	Manager
Rodney Skalbeck

/s/ Lyle R. Trautman	Manager
Lyle R. Trautman

/s/ Delbert Tschakert	Manager
Delbert Tschakert

/s/ Anthony VanUden	Manager
Anthony VanUden

Manager
Ardon Wek

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization		Appendix B to the Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804)

3.1(ii)	Operating Agreement, as adopted on July 1, 2002		Exhibit 3.1(ii) to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2002

3.1(iii)	Articles of Amendment to Articles of Organization		Exhibit 3.1(iii) to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2002

4.1	Form of Class A Unit Certificate		Exhibit 4.1 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995		Exhibit 10.1 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.2	Master Loan Agreement with CoBank dated February 26, 2002		Exhibit 10.2 to the Issuer’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.3	Revolving Term Loan Supplement with CoBank dated February 26, 2002		Exhibit 10.3 to the Issuer’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.4	Statused Revolving Credit Supplement with CoBank dated February 26, 2002		Exhibit 10.4 to the Issuer’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.5	Urethane Soy Systems Company, Inc. Stock Purchase Agreement dated May 30, 2000		Exhibit 10.5 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.6	Vegetable Oil Supply Agreement with Urethane Soy Systems Company, Inc. dated August 2, 1999 and January 10, 2001		Exhibit 10.6 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.7	MnSP Services and Management Agreement dated August 25, 2000		Exhibit 10.7 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.8	Soybean Oil Supply Agreement and Equipment Purchase Agreement with ACH Food Companies, Inc. dated January 15, 2002*		Exhibit 10.8 to the Issuer’s Form S-4 filed with the Commission on May 10, 2002 (File No. 333-75804)

10.9	Railcar Leasing Agreement with General Electric dated May 14, 1996		Exhibit 10.9 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.10	Track Lease Agreement with DM&E Railroad dated October 15, 1996		Exhibit 10.10 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.11	Land Option Agreement with Howell Farms dated September 8, 1994 and September 13, 2001		Exhibit 10.11 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.12	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002		Exhibit 10.15 to the Issuer’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.13	Stock Purchase Agreement with Urethane Soy Systems, Co. and certain shareholders		Exhibit 10.16 to the Issuer’s Form 8-K filed with the Commission on January 14, 2003

10.14	Rodney Christianson Employment Agreement dated February 1, 2004	☒

10.15	First Amended and Restated Deferred Compensation Plan for the benefit of Rodney Christianson, dated February 1, 2004	☒

10.16	Thomas Kersting Employment Agreement dated May 20, 1996		Exhibit 10.18 to the Issuer’s Form 10-K filed with the Commission on March 27, 2003

10.17	Deferred Compensation Plan for the benefit of Thomas Kersting, dated February 13, 2001		Exhibit 10.20 to the Issuer’s Form 10-K filed with the Commission on March 27, 2003

10.18	Polyoil Consulting Services Agreement with Larry Mahlum dated January 1, 2000		Exhibit 10.21 to the Issuer’s Form 10-K filed with the Commission on March 27, 2003

10.19	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003	☒

14.1	Code of Ethics	☒

21.1	Subsidiaries of the Company	☒

24.1	Power of Attorney	☒	See Signature Page to this Annual Report on Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certifications	☒

32.1	Section 1350 Certifications	☒

* The redacted portions of Exhibit B (2 pages) and Exhibit C (6 pages) to Exhibit 10.8 were filed separately with the SEC subject to a request for confidential treatment dated April 25, 2002.

SOUTH DAKOTA SOYBEAN PROCESSORS,
LLC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

INDEPENDENT AUDITOR’S REPORT

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended.  We have also audited the balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2002 and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2002 and 2001.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC and Subsidiary as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the 2002 and 2001 financial statements referred to above present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Sioux Falls, South Dakota
January 23, 2004

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$529,697	$11,170
Trade accounts receivable, less allowance for uncollectible accounts (2003 - $273,878; 2002 - $273,331)	23,530,989	14,695,709
Inventories	10,776,402	13,113,098
Margin deposits	—	927,339
Prepaid expenses	516,419	482,977
Assets held for sale - Building	2,322,561	2,307,819
Total current assets	37,676,068	31,538,112

PROPERTY AND EQUIPMENT	50,250,024	49,172,714
Less accumulated depreciation	(18,424,405)	(15,411,529)
	31,825,619	33,761,185

OTHER ASSETS
Investments	3,970,102	4,928,261
Goodwill	7,401,245	—
Notes receivable - members	481,710	—
Patents	246,599	36,836
Other, net	15,721	20,502
	12,115,377	4,985,599

	$81,617,064	$70,284,896

See Accompanying Notes to Consolidated Financial Statements

	2003	2002
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$2,388,936	$3,603,838
Current maturities of long-term debt	976,117	101,472
Accounts payable	1,883,200	639,587
Accrued commodity purchases	21,492,404	20,150,385
Accrued expenses	1,385,864	1,628,022
Accrued interest	50,316	51,476
Total current liabilities	28,176,837	26,174,780

LONG-TERM LIABILITIES
Long-term debt, less current maturities	17,543,141	10,143,459
Deferred compensation	121,301	91,064
	17,664,442	10,234,523

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	1,045,195	—

COMMITMENTS	—	—

MEMBERS’ EQUITY
Class A Units, no par value 28,258,500 units issued and outstanding	34,730,590	33,875,593

	$81,617,064	$70,284,896

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

NET REVENUE	$207,256,575	$159,497,284	$148,258,146

COST OF REVENUE
Cost of product sold	174,234,599	128,457,162	121,012,364
Production	14,046,771	11,707,538	10,686,189
Freight and rail	14,506,644	12,095,338	9,366,185
Brokerage fees	234,346	323,926	294,386
Total cost of revenue	203,022,360	152,583,964	141,359,124

GROSS PROFIT	4,234,215	6,913,320	6,899,022

OPERATING EXPENSES
Administration	3,639,442	2,679,633	2,234,248
OPERATING PROFIT	594,773	4,233,687	4,664,774

OTHER INCOME (EXPENSE)
Interest expense	(802,178)	(542,220)	(483,223)
Other non-operating income	2,915,160	3,404,458	2,093,316
Patronage dividend income	97,975	36,801	1,460,386
Total other income (expense)	2,210,957	2,899,039	3,070,479

NET INCOME BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	2,805,730	7,132,726	7,735,253

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	457,620	—	—

NET INCOME BEFORE INCOME TAXES	3,263,350	7,132,726	7,735,253

INCOME TAX EXPENSE (BENEFIT)	(131,474)	520,000	—

NET INCOME	$3,394,824	$6,612,726	$7,735,253

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.12	$0.23	$0.27

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	28,258,500	28,258,500	28,258,500

See Accompanying Notes to Consolidated Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Capital Units
	Shares	Amount

BALANCE, JANUARY 1, 2001	28,258,500	30,771,474

Net income	—	7,735,253

Proceeds from members’ equity	—	4,200

Distributions to members	—	(5,731,202)

BALANCE, DECEMBER 31, 2001	28,258,500	32,779,725

Net income	—	6,612,726

Proceeds from members’ equity	—	2,200

Distributions to members	—	(5,519,058)

BALANCE, DECEMBER 31, 2002	28,258,500	33,875,593

Net income	—	3,394,824

Distributions to members	—	(2,539,827)

BALANCE, DECEMBER 31, 2003	28,258,500	$34,730,590

See Accompanying Notes to Consolidated Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
OPERATING ACTIVITIES
Net income	$3,394,824	$6,612,726	$7,735,253
Charges and credits to net income not affecting cash:
Depreciation	2,994,037	2,746,384	2,457,804
Amortization	18,378	4,764	4,059
Minority interest in net loss of subsidiary	(457,620)	—	—
Loss on sale of fixed assets	1,325	30,288	118,920
Non-cash patronage dividends	(97,976)	(28,964)	(1,460,386)
Change in assets and liabilities	(5,106,924)	1,495,889	603,351
NET CASH FROM OPERATING ACTIVITIES	746,044	10,861,087	9,459,001

INVESTING ACTIVITIES
Purchase of investments	(4,076,686)	(250)	—
Increase in member loans	(480,710)	—	—
Cash assumed with Urethane Soy Systems Co.	38,989	—	—
Retirement of patronage dividends	56,134	103,262	809,713
Purchase of assets held for sale - Building	(14,742)	(2,307,819)	—
Patent costs	(53,000)	(36,998)	—
Proceeds from sales of property and equipment	41,960	—	122,125
Purchase of property and equipment	(1,016,849)	(4,645,020)	(2,718,740)
NET CASH USED FOR INVESTING ACTIVITIES	(5,504,904)	(6,886,825)	(1,786,902)

FINANCING ACTIVITIES
Proceeds from members’ equity transactions	—	2,200	4,200
Distributions to members	(2,539,827)	(5,519,058)	(5,731,202)
Payments for debt issue costs	—	(6,500)	—
Proceeds from long-term debt	9,489,103	—	1,053,948
Principal payments on long-term debt	(1,671,889)	(454,991)	(991,615)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	5,277,387	(5,978,349)	(5,664,669)

NET CHANGE IN CASH AND CASH EQUIVALENTS	518,527	(2,004,087)	2,007,430

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,170	2,015,257	7,827

CASH AND CASH EQUIVALENTS, END OF YEAR	$529,697	$11,170	$2,015,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$887,746	$530,421	$628,636

Income taxes	$(131,474)	$520,000	$—

See Accompanying Notes to Consolidated Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

NOTE 1 -  PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Organization

On October 12, 2001, Soybean Processors, LLC (the Company) was formed.  The initial member of the LLC was the South Dakota Soybean Processors Cooperative (the Cooperative).  The board of directors of the Cooperative unanimously approved a plan of reorganization related to an exchange whereby the LLC would acquire the assets and liabilities of the Cooperative.  The reorganization required the approval of 75% of the members of the Cooperative who voted on the proposal.  On June 20, 2002, the members of the South Dakota Soybean Processors Cooperative duly approved the reorganization of the Cooperative into a limited liability company, which became effective on July 1, 2002.  Effective July 1, 2002, the LLC acquired the assets and liabilities of the Cooperative. The transaction was an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of Soybean Processors, LLC.  For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction. For income tax purposes, the difference between the tax basis and the fair market value of the assets resulted in an income tax liability discussed in Note 10.

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

The company owns approximately 58% of Urethane Soy Systems Company (USSC).  USSC is the manufacturer and patent holder of SoyOyl®, a polyol made from soybean oil.  A minority interest is presented in the consolidated balance sheet that represents the approximate 42% ownership of other investors in the 96,025 outstanding common shares of USSC.

South Dakota Soybean Processors is operated for the purpose of manufacturing products from soybeans, such as soybean oil, meal, and hulls.

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

(continued on next page)

Cash and cash equivalents

The Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

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

Since the company is no longer a cooperative as of July 1, 2002, it will no longer receive patronage allocations.

(continued on next page)

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

(continued on next page)

Recently issued accounting pronouncements

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

Earnings per share

The ownership structure of the Company is made up of Class A capital units.  Earnings per capital unit are calculated based on the number of Class A capital units held.  On June 17, 2003, the Board of Managers declared a 2-for-1 split of Class A capital units effective immediately.  Prior to this transaction, there were 14,129,250 Class A capital units outstanding.  The 2-for-1 stock split is reflected in the calculation of earnings per capital unit.

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issuance.

Reclassifications

Reclassifications have been made to December 31, 2002 and December 31, 2001 financial information to make them conform to the current period presentation.  The reclassification had no effect on previously reported net income or members’ equity.

(continued on next page)

NOTE 2 -  INVENTORIES

	2003	2002
Finished goods
Soy processing	$(447,404)	$9,550,460
Refined Oil	313,815	496,198
Other	34,536	26,609
Total	(99,053)	10,073,267

Raw materials
Soy Processing	10,696,391	2,935,400
Refined Oil	46,663	45,262
Other	78,465	9,424
Total	10,821,519	2,990,086

Supplies & Miscellaneous	53,936	49,745

Totals	$10,776,402	$13,113,098

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  This market adjustment caused the soy processing finished goods to have a credit balance as of December 31, 2003. Supplies and other inventories are stated at the lower of cost determined by the first-in, first-out method, or market.

NOTE 3 -  MARGIN DEPOSITS

The Company maintains deposits with a brokerage firm.  The deposits are used for risk management.

The Company uses futures and option contracts to manage the risk of commodity price volatility of soybeans, crude soybean oil and soybean meal.  Consistent with its inventory accounting policy, these contracts are recorded at market value.

At December 31, 2003, the Company had contracts maturing through December 2004.

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

(continued on next page)

NOTE 5 -  PROPERTY AND EQUIPMENT

	2003
	Cost	Accumulated Depreciation	Net	2002 Net

Land	$237,643	$—	$237,643	$237,643
Land improvements	18,572	17,711	861	—
Buildings and improvements	14,290,569	2,556,169	11,734,400	12,136,431
Machinery and equipment	34,325,434	15,069,361	19,256,073	21,116,733
Company vehicles	111,217	101,905	9,312	58,620
Furniture and fixtures	814,180	679,259	134,921	152,861
Construction in progress	452,409	—	452,409	58,897

Totals	$50,250,024	$18,424,405	$31,825,619	$33,761,185

NOTE 6 -  GOODWILL AND OTHER INTANGIBLE ASSETS

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

The aggregate purchase price for the 54% interest was $8,576,686.  The Company had previously acquired a 4% interest for $1,000,000.  In preparing consolidated financial statements, the Company assigned the total consideration paid for the USSC stock to USSC’s assets and liabilities.  This allocation resulted in an assignment of $7,401,245 to goodwill.  None of the goodwill recognized for financial reporting purposes is expected to be deductible for tax purposes.

The following table summaries the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$85,742
Property and equipment	255,894
Goodwill	7,401,245
Total assets acquired	7,742,881

Current liabilities	1,054,906
Long-term debt	155,928
Total liabilities assumed	1,210,834
Net assets acquired	$6,532,047

The Company has a contractual obligation to pay former USSC shareholders $4,050,000.  The Company paid an installment of $1,377,000 on October 31, 2003. Three additional annual installments of $891,000 will be payable on each October 31 thereafter.  The payments are made without interest.  It was not considered necessary to impute interest on the payments due to the immateriality of the imputed interest amounts.

(continued on next page)

The Company made payments of $1,125,000 in January 2003 and $375,000 in April, July, and October 2003, to USSC in connection with the issuance of new common shares.  Future commitments are two additional quarterly installment of $375,000 and five quarterly payments of $300,000 beginning July 1, 2004.  This future commitment was taken into consideration in determining the total purchase price for the additional 54% interest in USSC.

The following table provides information regarding the Company’s other intangible assets as of December 31, 2003 and 2002:

Intangible Assets	Life	Gross Carrying Amount	Accumulated Amortization	Net

As of December 31, 2003
Loan Origination Costs	10 Yrs.	$20,502	$(4,781)	$15,721
Patents	20 Yrs.	260,149	(13,550)	246,599
		$280,651	$(18,331)	$262,320

As of December 31, 2002
Loan Origination Costs	10 Yrs.	$23,291	$(2,789)	$20,502

NOTE 7 -  INVESTMENTS

	2003	2002
Investments in associated companies:
Cenex Harvest States	$3,516,592	$3,543,333
CoBank	453,260	384,678
	3,969,852	3,928,011
Urethane Soy Systems Company, Inc.	—	1,000,000
Minnesota Soybean Processors	250	250

Totals	$3,970,102	$4,928,261

NOTE 8 -  NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires April 1, 2005.  The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company.  The Company may borrow up to $6,000,000 between June 1 and September 30 and up to $10,000,000 between October 1 and May 31.  Interest is at a variable rate (3.47% at December 31, 2003).  There were no advances outstanding at December 31, 2003 and 2002.

Advances on the revolving credit agreement are limited based upon inventory, accounts receivable, net of soybean accounts payable.

(continued on next page)

NOTE 9 -  LONG-TERM DEBT

	2003	2002

Revolving term loan from CoBank, interest at variable rates (3.47% at December 31, 2003), secured by substantially all property and equipment. Loan matures 3/20/2011.	15,281,832	9,874,620

Note payable to former USSC shareholders, due in annual principal payments of $891,000, interest at 0%, secured by USSC stock. Note matures on 10/31/2006.	2,673,000	—

Note payable to Brookings County Railroad Authority, due in semi-annual principal and interest installments of $36,885 at 5% secured by railroad track assets. Note matures 9/1/2007.	264,462	322,812

Note payable to Richard Kipphart, issued February 13, 2002, with quarterly interest payments at 15% which began on June 30, 2002, and are paid in quarterly installments thereafter. No prepayment of principal is allowed prior to maturity. Note matures 2/13/2005.	250,000	—

Note payable to various companies at rates ranging from 0% to 7.5%. Notes mature on or before 4/15/2005.	49,964	8,754

Contract payable to City of Volga, due in monthly installments of $3,229 at 0%. Contract matures 12/31/2003.	—	38,745

	18,519,258	10,244,931
Less current maturities	(976,117)	(101,472)

Totals	$17,543,141	$10,143,459

The Company entered into an agreement as of February 26, 2002 with CoBank to amend and restate its Master Loan Agreement (MLA).  Under the terms and conditions of the MLA, CoBank agrees to make loans to the Company up to $18,200,000 from August 1, 2002 until April 30, 2003 and up to $21,000,000 from May 1, 2003 to September 19, 2003.  Beginning September 2003, the available commitment decreases in scheduled periodic increments of $1,300,000 through March 2011.

The MLA contains financial covenants related to the maintenance of working capital and achieving debt service quotients among affirmative and negative covenants.

(continued on next page)

It is estimated that the minimum principal payments on long-term debt obligations will be as follows:

For the years ending December 31:
2004	$976,117
2005	2,265,682
2006	2,264,407
2007	2,267,668
2008	2,271,083
Thereafter	8,474,301

Total	$18,519,258

NOTE 10 -  INCOME TAXES

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

	2003	2002	2001

Federal income tax expense at statutory rates	$(131,474)	$520,000	$—

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

	2002	2001

Computed at the expected statutory rate	34.0%	34.0%
Patronage exclusion (through June 30, 2002)	(34.0)%	(34.0)%

Income tax expense - effective rate	0.0%	0.0%

The net book value of the Company’s assets exceeds the tax basis of those assets by approximately $7,450,000 at December 31, 2003.

(continued on next page)

NOTE 11 -  EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents.  The Company matches a percentage of employees’ contributed earnings.  The amounts charged to expense under this plan were approximately $63,000, $62,000, and $65,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company has a deferred compensation plan with key employees.  The agreements have benefits, which vest during a three-year period.  The Company shall make five equal annual installments upon retirement of the employees.  The future payments have been discounted at 8%.  The amount recognized as expense during the years ended December 31, 2003, 2002, and 2001 was $30,237, $21,064, and $34,000, respectively.  The Company anticipates making payments of approximately $11,000 in 2004.

NOTE 12 -  OPERATING LEASES

The Company leases 337 rail cars from GE Capital.  The lease requires monthly payments of $124,958.  The leases began in 1996 and have eighteen-year terms.  The Company also leases 100 rail cars from Trinity Capital.  The lease requires monthly payments of $38,300.  Lease expense was $1,903,367, $1,703,279, and $1,472,435 for the years ended December 31, 2003, 2002, and 2001, respectively.  The Company generates revenues from the use of 299 of these rail cars on other railroads.  Such revenues were $1,648,666, $1,448,409, and $1,427,645 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

The Company also has a number of other operating leases for machinery and equipment. Rental expense under these other operating leases was $321,490, $628,306, and $354,224 for the years ended December 31, 2003, 2002, and 2001, respectively.

The following is a schedule of future minimum rental payments required under these operating leases.

	Rail Cars	Other	Total
Year ended December 31:
2004	$1,959,096	$41,315	$2,000,411
2005	1,959,096	41,315	2,000,411
2006	1,911,846	30,616	1,942,462
2007	1,704,596	4,644	1,709,240
2008	1,436,496	—	1,436,496
Thereafter	10,842,774	—	10,842,774

Totals	$19,813,904	$117,890	$19,931,794

(continued on next page)

NOTE 13 -  CASH FLOW INFORMATION

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2003	2002	2001
(Increase) decrease in assets:
Trade accounts	$(8,786,716)	$(3,465,073)	$(1,064,418)
Inventories	2,363,170	(5,965,921)	718,574
Margin account deposit	1,114,848	187,654	(573,983)
Prepaids	(33,442)	(223,820)	(56,886)
	(5,342,140)	(9,467,160)	(976,713)

Increase (decrease) in liabilities:
Excess of outstanding checks over bank balance	(1,214,902)	2,026,870	24,150
Accounts payable	275,240	171,112	(212,572)
Accrued commodity purchases	1,342,767	8,466,777	1,613,556
Accrued expenses	(198,126)	277,226	120,930
Deferred compensation	30,237	21,064	34,000
	235,216	10,963,049	1,580,064

Total	$(5,106,924)	$1,495,889	$603,351

NOTE 14 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments (all of which are held for non-trading purposes) are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$529,697	$529,697	$11,170	$11,170

Margin deposits	—	—	927,339	927,339

Long-term debt	18,519,258	18,370,381	10,244,931	10,258,941

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

(continued on next page)

NOTE 15 -  COMMITMENTS

During August 2000, the Company entered into an agreement with Minnesota Soybean Processors Cooperative  (MnSP) for certain services and management of a proposed soybean processing plant.  The agreement provides the Company a fee of 10% of the equity raised by MnSP for the Company’s services related to business planning and construction management services.  The Company has agreed to reinvest a minimum of 80% of the fees earned from MnSP in equity units of MnSP.  Fees earned under this arrangement were $1,245,205, $1,241,591 and $301,754 the years ended December 31, 2003, 2002 and 2001, respectively.

In addition, the Company has agreed to provide management and marketing services to MnSP on a cost-sharing basis.  The agreement is for automatically renewing five-year periods beginning sixty days before the plant is scheduled to begin operations.  Operations of the MnSP plant began during 2003, and the Company earned fees of $226,985 under this arrangement for the year ended December 31, 2003.

In addition, the Company is making up to $1 million in interest free loans backed by retained local earnings available for members of the Company who invest in MnSP.  As of December 31, 2003, the Company had made loans of $481,710.  These will be repaid as the Board of Managers approves distributions of prior earnings.

NOTE 16 -  BUSINESS CREDIT RISK

The Company maintains its cash balances with various financial institutions. At times during the year, the Company’s balances exceeded the $100,000 insurance limit of the Federal Deposit Insurance Corporation.

The Company also grants credit to customers throughout the United States and Canada.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Accounts receivable are generally unsecured.  These receivables were $23,804,867 and $14,969,040 at December 31, 2003 and 2002, respectively.

Soybean meal sales accounted for approximately sixty-six percent of total revenues for the year ended December 31, 2003, sixty-six percent of total revenues for the year ended December 31, 2002, and sixty-eight percent for the year ended December 31, 2001.  Approximately thirty-seven percent, twenty-three percent, and twenty-one percent of these sales were made to one customer for the years ended December 31, 2003, 2002, and 2001, respectively.  At December 31, 2003 and 2002, this customer owed the Company approximately $3,534,000 and $1,370,000, respectively.  Soybean oil sales represented approximately nine percent of total revenues for the year ended December 31, 2003, twenty percent of sales for the years ended December 31, 2002, and twenty percent of sales for the years ended December 31, 2001. Approximately forty-six percent of these sales were made to one customer for the years ended December 31, 2003. These sales were primarily to one customer in 2002 and prior. This customer owed the Company approximately $352,000 and $121,000 at December 31, 2003 and 2002, respectively.  Refined oil sales represented approximately thirty percent of total revenues for the year ended December 31, 2003, and eleven percent of total revenues for the year ended December 31, 2002.  These sales were primarily to one customer. This customer owed the Company approximately $6,516,000 and $4,591,000 at December 31, 2003 and 2002.

Sales by geographic area for these years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

United States	$189,556,575	140,597,284	$130,558,146
Canada	17,700,000	18,900,000	17,700,000

	$207,256,575	$159,497,284	$148,258,146

(continued on next page)

NOTE 17 -  SEGMENT REPORTING

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

Segment information for the years ended December 31, 2003 and 2002 are as follows:

	Soybean Processing	Oil Refining	Polyurethane	Other	Total
FOR THE YEAR ENDED DECEMBER 31, 2003:

Sales to external customers	$144,437,434	$62,500,006	$319,135	$—	$207,256,575
Interest expense	279,638	317,853	204,687	—	802,178
Depreciation and amortization	2,577,739	357,605	77,071	—	3,012,415
Income tax benefit	131,474	—	—	—	131,474
Segment profit (loss)	3,597,665	183,411	(1,088,940)	702,688	3,394,824
Minority interest	—	—	457,620	—	457,620

Segment assets	59,004,036	11,044,928	8,763,829	2,804,271	81,617,064

Expenditures for segment assets	896,881	—	119,968	—	1,016,849

FOR THE YEAR ENDED DECEMBER 31, 2002:

Sales to external customers	$141,942,209	$17,383,370	$163,066	$—	$159,488,645
Interest expense	398,533	135,192	8,495	—	542,220
Depreciation and amortization	2,593,432	118,688	39,027	—	2,751,147
Income tax expense	520,000	—	—	—	520,000
Segment profit (loss)	6,237,559	(381,815)	(236,412)	993,394	6,612,726
Minority interest	—	—	—	—	—

Segment assets	58,604,024	7,847,047	1,471,945	2,361,881	70,284,897

Expenditures for segment assets	1,135,688	3,509,332	—	—	4,645,020

(continued on next page)

NOTE 18 -  LEGAL PROCEEDINGS

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

#    #    #    #    #    #

INDEPENDENT AUDITOR’S REPORT ON SCHEDULE

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

Under the date of January 23, 2004, we reported on the consolidated balance sheets of South Dakota Soybean Processors, LLC and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, members’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained herein.  In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Eide Bailly LLP

Sioux Falls, South Dakota
January 23, 2004

Index to Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
		Additions
COL. A	COL. B	COL. C	COL. D	COL. E

Deducted from asset accounts:
Year ended December 31, 2001:
Allowance for doubtful receivables	$168,871	60,000	2,358	$226,513

Deducted from asset accounts:
Year ended December 31, 2002:
Allowance for doubtful receivables	$226,513	60,000	13,182	$273,331

Deducted from asset accounts:
Year ended December 31, 2003:
Allowance for doubtful receivables	$273,331	—	(547)	$273,878