Form 10-Q
period 2004-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2004-05-14
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2004

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

On May 14, 2004, the registrant had 28,258,500 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004 AND 2003

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2004	December 31, 2003*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$337,296	$529,697

Trade accounts receivable, less allowance for uncollectible accounts - March 31, 2004 - $273,878, December 31, 2003 - $273,878	21,388,471	23,530,989

Inventories	12,906,570	10,776,402

Margin deposits	1,477,424	—

Prepaid expenses	538,052	516,419

Assets held for sale - Building	2,322,561	2,322,561
Total current assets	38,970,374	37,676,068

PROPERTY AND EQUIPMENT	50,471,520	50,250,024
Less accumulated depreciation	(19,150,733)	(18,424,405)
	31,320,787	31,825,619

OTHER ASSETS
Investments	4,077,875	3,970,102
Notes receivable, members	481,710	481,710
Goodwill	7,401,245	7,401,245
Patents	273,922	246,599
Other, net	14,526	15,721
	12,249,278	12,115,377

	$82,540,439	$81,617,064

*Derived from audited financial statements

(continued on next page)

	March 31, 2004	December 31, 2003*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$5,564,854	$2,388,936
Current maturities of long-term debt	3,598,701	976,117
Note Payable - Seasonal loan	1,935,892	—
Accounts payable	1,423,498	1,883,200
Accrued commodity purchases	18,974,011	21,492,404
Accrued expenses	1,445,167	1,385,864
Accrued interest	49,553	50,316
Total current liabilities	32,991,676	28,176,837

LONG-TERM LIABILITIES
Long-term debt, less current maturities	17,997,910	17,543,141
Deferred compensation	119,213	121,301
	18,117,123	17,664,442

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	855,192	1,045,195

COMMITMENTS	—	—

MEMBERS’ EQUITY
Class A units, no par value 28,258,500 units issued and outstanding	30,576,448	34,730,590

	$82,540,439	$81,617,064

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

	March 31, 2004	March 31, 2003

NET REVENUE	$58,213,176	$43,933,663

COST OF REVENUE
Cost of product sold	51,209,011	35,881,208
Production	3,484,147	3,652,345
Freight and rail	3,611,663	3,422,608
Brokerage fees	61,271	65,649
Total cost of revenue	58,366,092	43,021,810

GROSS PROFIT (LOSS)	(152,916)	911,853

OPERATING EXPENSES
Administration	924,850	867,764

OPERATING PROFIT (LOSS)	(1,077,766)	44,089

OTHER INCOME (EXPENSE)
Interest expense	(203,635)	(208,622)
Other non-operating income	73,924	789,512
Patronage dividend income	153,961	97,975
Total other income	24,250	678,865

NET (LOSS) INCOME BEFORE MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	(1,053,516)	722,954

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	190,003	96,177

NET (LOSS) INCOME	$(863,513)	$819,131

BASIC AND DILUTED
EARNINGS (LOSS) PER CAPITAL UNIT	$(0.03)	$0.03

DISTRIBUTIONS PER CAPITAL UNIT	$0.12	$0.09

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	28,258,500	28,258,500

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

	March 31, 2004	March 31, 2003

OPERATING ACTIVITIES
Net (loss) income	$(863,513)	$819,131
Charges and credits to net income not affecting cash:
Depreciation	726,327	755,609
Amortization	2,444	11,322
Non-cash patronage dividends	(190,003)	(68,583)
Loss on retirement of asset	—	494
Minority interest in net loss of subsidiary	(153,961)	(96,177)
Change in assets and liabilities	(4,405,783)	(13,872,906)

NET CASH USED FOR OPERATING ACTIVITIES	(4,884,489)	(12,451,110)

INVESTING ACTIVITIES
Purchase of property and equipment	(221,495)	(204,476)
Purchase of investments	—	(26,686)
Patent costs	(28,572)	(12,579)
Proceeds from sales of property and equipment	—	56,133
Retirement of patronage dividends	46,188	—

NET CASH USED FOR INVESTING ACTIVITIES	(203,879)	(187,608)

FINANCING ACTIVITIES
Distributions to members	(3,290,629)	(2,539,827)
Change in excess of outstanding checks over bank balance	3,175,918	(90,058)
Proceeds from note payable - seasonal loan	1,935,892	7,545,761
Proceeds from long-term debt	3,118,168	8,325,380
Principal payments on long-term debt	(43,382)	(190,393)

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	4,895,967	13,050,863

NET CHANGE IN CASH AND CASH EQUIVALENTS	(192,401)	412,145

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	529,697	11,170

CASH AND CASH EQUIVALENTS, END OF PERIOD	$337,296	$423,315

(continued on next page)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31:
	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$328,436	$179,929

SCHEDULE OF NON CASH FINANCING AND INVESTING ACTIVITIES
Long-term debt incurred to acquire common stock	$—	$4,050,000

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -  BASIS OF PRESENTATION

The financial statements as of and for the periods ended March 31, 2004 and 2003 reflect, in the opinion of management of South Dakota Soybean Processors, LLC and subsidiary, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented.  The financial statements as of and for the three month period ended March 31, 2004 include the financial data for the Company and its majority owned subsidiary.  The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses.  The consolidated balance sheet data as of December 31, 2003 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.  The effects of all significant intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2004.

NOTE 2 -  RECLASSIFICATIONS

The consolidated statement of cash flow as of March 31, 2003 has been reclassified to make the presentation conform to the March 31, 2004 presentation. The change in excess of outstanding checks over bank balance has been reclassified from an "operating activity" to a "financing activity".

NOTE 3 -  INVENTORIES

	March 31, 2004	December 31, 2003
Finished goods:
Soy processing	$2,446,119	$(447,404)
Refined Oil	299,164	313,815
Other	125,400	34,536
Total	2,870,683	(99,053)

Raw materials:
Soy processing	9,926,134	10,696,391
Refined Oil	25,978	46,663
Other	30,420	78,465
Total	9,982,532	10,821,519

Supplies & Miscellaneous	53,355	53,936

Totals	$12,906,570	$10,776,402

Commodity inventories are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  Supplies and miscellaneous inventories are stated at lower of cost, using the average cost method, or market.

(continued on next page)

NOTE 4-  NOTE PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires April 1, 2005.  The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company.  The Company may borrow up to $6,000,000 between June 1 and September 30 and up to $10,000,000 between October 1 and May 31.  Interest is at a variable rate (3.46% at March 31, 2004).  There were advances of $1,935,892 outstanding as of March 31, 2004.  There were no advances outstanding at December 31, 2003.

Advances on the revolving credit agreement are limited based upon inventory and accounts receivable, net of soybean accounts payable.

NOTE 5  EARNINGS PER CAPITAL UNIT

The ownership structure of the Company is made up of Class A capital units.  Earnings per capital unit are calculated based on the number of Class A capital units held.

On June 17, 2003, the Board of Directors declared a 2 for 1 split on Class A capital units effective immediately.  Prior to this transaction, there were 14,129,250 units outstanding, and as of March 31, 2004, there are 28,258,500 units outstanding.

For purposes of calculating basic earnings per capital unit and distributions per capital unit, the capital units have been restated for March 31, 2003 to reflect the stock split.

NOTE 6-  MEMBER DISTRIBUTION

During the three month period ended March 31, 2004, the Company distributed $3,290,629 to its members.

NOTE 7-  SUBSEQUENT EVENTS

The Board of Directors approved a registration statement to be filed with the Securities and Exchange Commission for the sale of additional units in a public offering.  The maximum offering under the statement will be $11,250,000.  The Company is waiting to commence sales of capital units until the Securities and Exchange Commission declares the registration statement effective.

NOTE 8-  LOAN COVENANTS

The Company is in violation of one of its loan covenants as of March 31, 2004.  The loan covenants with CoBank require the Company to maintain minimum working capital of $7.0 million.  At March 31, 2004, working capital was approximately $6.0 million.  CoBank has granted a waiver of this working capital requirement for March 31, 2004.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2004, contains “forward-looking statements” within the meaning of the private securities litigation reform act of 1995 with respect to the business and operations of South Dakota Soybean Processors and our affiliates. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to members and security holders. Words and phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the level of commodity prices, loss of member business, competition in our industry, changes in the taxation of limited liability companies, compliance with laws and regulations, perceptions of food quality and safety, business interruptions and casualty losses, access to equity capital, consolidation of producers and customers, alternative energy sources, and the performance of our polyurethane operations.  Other risks or uncertainties may be described from time to time in the company’s future filings with the Securities and Exchange Commission.

We undertake no obligation to revise any forward-looking statements to reflect future events or circumstances.

Item 2.  Management’s Discussion and Analysis of Results of Operations

You should read the following discussion along with our financial statements and the notes to our financial statements included elsewhere in this report, and our audited financial statements for our most recently completed fiscal year included in our latest annual report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance, and achievements may differ materially from those expressed in, or implied by, any forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information.”

Executive Overview

We suffered a net loss in the first quarter of 2004 largely due to the high cost of soybeans.  We anticipate that management of the soybean market will continue to be one of our most difficult challenges in the remainder of 2004. The soy market is currently benefiting from growing demand with improving world economies.  Yet, margin structure has been, and we anticipate will continue to be, pressured by the shortfall in the 2003 soybean crop in the United States and the shrinking South American crop.

Despite what we anticipate to be short-term difficulties in managing the soybean market, we expect to continue to make progress towards our long-term objectives of delivering high quality products and services at the lowest possible costs and adding value to our products by investing in further processing of our products and developing and reviewing new applications for our products in the plastics and energy fields.  During the first quarter of 2004, we continued to expend capital to fund the operations of Urethane Soy Systems Company, Inc. (“USSC”), our majority-owned subsidiary which produces SoyOyl®, a bio-based polyurethane product made from soybean oil.  USSC has been deploying these funds in order to raise the level of industry experience of its staff, target its marketing and sales, increase its product lines, improve quality control and relocate its research facilities to our Volga, South Dakota plant site.  We believe that during 2004 and 2005 we will see growth in demand for SoyOyl as customers in the carpet, rigid foam, flex foam, protrusion and automotive industries complete their testing of SoyOyl.  We, however, do not anticipate that USSC will generate net income until at least 2005 because under the current pricing and marketing structure for SoyOyl, USSC is not able to pass on the higher price of soybean oil to its customers.

As a result of the difficulties in managing the soybean market and our continued capital investment in USSC, we have encountered some cash flow constraints in the first quarter.  In order to provide additional working capital and finance our capital investment in USSC, our Board has authorized the sale and issuance of up to 5,625,000 new SDSP capital units as part of an offering to raise up to $11.25 million if the offering is completed.  To conduct the offering, we filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 15, 2004, but we may only proceed with the offer and sale of capital units after the registration statement is declared effective by the SEC.  For additional information regarding the terms of the offering, please see “Liquidity and Capital Resources.”  Nothing in this paragraph or report constitutes an offer to sell capital units or other securities of SDSP.

Company Profile

We own and operate a soybean processing plant, a SoyOyl® production facility and a soybean oil refinery in Volga, South Dakota.  We were originally organized as a South Dakota cooperative, and reorganized into a South Dakota limited liability company effective July 1, 2002.  We began producing crude soybean oil and soybean meal in late 1996, and since then we have also expanded our business to include the development of new product lines and management services.  In 2000, we began providing management services to Minnesota Soybean Processors (MnSP) and will obtain a minority interest in MnSP in 2004.  In 2002, we began refining crude soybean oil into a product known as refined and bleached oil, and in early 2003, we became the majority owner and assumed management control of the company USSC.

When we began refining operations in 2002, we started reporting our results by operational segments because we anticipated that those components of our business would be managed and evaluated independently; however, since then we have been processing most of the crude oil we produce into refined and bleached oil or SoyOyl® instead of selling it, and the production, sales and marketing of our products have been substantially integrated. Accordingly, in late 2003, we began the process of reevaluating whether segment reporting is necessary and along with our auditors have since concluded that segment reporting is not necessary under the applicable accounting rules.  We therefore are discontinuing segment reporting of our business operations.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2004 and 2003

Revenue – Revenue increased from $43.9 million for the first quarter of 2003 to $58.2 million for the first quarter of 2004, an increase of approximately $14.3 million, or 33%. The improvement was a result of several factors.  Principally, the increase in revenues is primarily a result of higher soybean meal and soybean oil prices along with higher sales volume of refined and bleached oil.  Average sales prices for soybean meal, crude soybean oil, and refined and bleached soybean oil increased by 52%, 18%, and 22%, respectively.  In addition, sales volume of refined and bleached soybean oil increased by 10% in the first quarter of 2004 versus the first quarter of 2003.  The increases attributable to these factors were slightly offset by lower sales volume of soybean meal, crude soybean oil and soybean hulls during the first quarter of 2004.  Specifically, sales volume of soybean meal, crude soybean oil, and soybean hulls decreased 4%, 33%, and 31%, respectively.  Lower sales volumes of soybean meal and soybean hull volumes in the first quarter of 2004 resulted primarily from the higher moisture and soybean oil content of the 2003 crop, which generated less soybean meal and soybean hulls on a per bushel basis.  Lower sales volume of crude soybean oil during that period resulted from the fact that we refined more of the crude soybean oil we produced in that period of 2004.

Gross Profit/Loss – During the first quarter of 2004, the Company suffered a gross loss of $153,000, compared to a gross profit of $912,000 for the first quarter of 2003.  Total cost of revenue increased by $15.3 million, or 36%, for the first quarter of 2004 as compared to the first quarter of 2003.  The increased cost of revenue was caused by a $15.3 million increase in cost of product sold and a $189,000 (5.5%) increase in freight expense offset by a $168,000 (4.6%) decrease in production expense for the first quarter of 2004 compared to the first quarter of 2003.  The increased cost of product sold was due to higher soybean prices, which increased approximately 47% from the first quarter of 2003.  The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.  The decrease in production expense was primarily attributable to lower natural gas costs in the first quarter of 2004.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased $57,000, or 6.5%, for the first quarter of 2004 compared to the same period in 2003.  This increase results from additional expenses incurred in connection with the management and operation of USSC.  USSC remains in the developmental stage and we continue to incur marketing and research and development expenses to develop a market for SoyOyl®.  Some of the increase in administrative expenses associated with USSC has been offset by lower general and administrative expenses that we are incurring on our crushing and refining operations as a result of our cost-sharing arrangement with MnSP.

Interest Expense – Interest expense decreased $5,000, or 2.4%, for the first quarter of 2004 compared to the same period in 2003.  The decrease was due to lower debt levels as a result of the approximately $3 million in principal amount that has been repaid by the Company since the end of the first quarter of 2003.  At the end of the first quarter of 2004, we had outstanding debt of $21.6 million, most of which consists of the Company’s senior debt which bore interest at an annual rate of 3.42% interest as of March 31, 2004.  At March 31, 2003, we had outstanding debt of $22.8 million, the majority of which bore interest at an annual rate of 3.53%.

Net Income/Loss – We recorded net loss of $863,000 for the first quarter of 2004, compared to net income of $819,000 for the same period in 2003.  The decrease of $1.7 million in net income is primarily attributable to increased cost of product sold as a result of the higher soybean prices.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Operating activities used $4.9 million for the three months ended March 31, 2004, compared to $12.5 million for the three months ended March 31, 2003. The funds used in three months ended March 31, 2004 consisted primarily of $864,000 of cash from net operating losses plus a $4.4 million change in current net assets and liabilities, $154,000 of minority interest in the net loss of USSC and non-cash patronage dividends of $190,000 offset by depreciation expense of $726,000.

Cash Flows from Investing Activity

Investing activities used $204,000 during the three-month period ending March 31, 2004 compared to $188,000 in the three-month period ending March 31, 2003.  The Company purchased $221,000 of property and equipment during the period ending March 31, 2004 compared to $204,000 purchased in the period ending March 31, 2003. The $221,000 spent on property and equipment during the three months ended March 31, 2004 consisted of equipment to increase the energy efficiency of the boiler and maintenance repairs in our crushing operations.

Cash Flows from Financing Activity

Net cash provided by financing activities for the three-month period ending March 31, 2004 and 2003 was $4.9 million and $13.1 million, respectively. During the three months ended March 31, 2004, we made a distribution to our members of $3.3 million.  Payments of $43,000 were made on long-term debt commitments, and we increased our borrowings by $5.1 million.

CoBank is our primary lender. Effective February 26, 2002, we established two lines of credit with CoBank to meet the needs of the company. The first is a revolving long-term loan agreement. Under the terms of this loan, we began with a $16.0 million credit line, which was increased in increments to $21.0 million on May 1, 2003. It now reduces by $1.3 million approximately every six months thereafter. The final payment will be equal to the remaining unpaid principal balance of the loan on March 20, 2011. The revolving loan is set up so that we may borrow funds as needed up to the credit line maximum, and then pay down the principal whenever excess cash is available. Repaid amounts may be reborrowed up to the available credit line. We pay a 0.375% annual commitment fee on any funds not borrowed.

The second credit line is a revolving working capital loan, with an agreement that expires on March 31, 2005, unless extended by CoBank. The primary purpose of this loan is to finance inventory and receivables. The maximum availability under this credit line ranges from $6.0 million to $10.0 million for particular commitment periods during the term of the loan to match our anticipated needs with respect to carrying inventory.  For example, we have higher lines established during the months of October through May to cover the carrying costs of higher soybean inventories that are piled outside during the harvest season. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid incurring the commitment fee on funds not borrowed.  Due to the higher commodity prices we are in discussions with CoBank to increase the working capital loan.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The balance borrowed on the revolving term loan was $18.4 million and $18.2 million as of March 31, 2004 and 2003, respectively. As of March 31, 2004 and 2003, the Company owed $1.9 million and $0, respectively, on the working capital loan with CoBank.  The annual interest rate on both the working capital and revolving term loans as of March 31, 2004 was 3.42%.

We also have other long-term contracts and notes totaling approximately $3.2 million, with a weighted average annual interest rate of 0.86% as of March 31, 2004. These arrangements include a no interest $2.67 million long-term payable to the other USSC shareholders relating to SDSP’s purchase of their tendered USSC shares in January 2003. The obligation is secured by the purchased shares, with final payment due on October 31, 2006. Our highest interest payable is on a $250,000 loan held by USSC at 15% per annum which becomes due February 13, 2005.  We made principal payments of $41,000 and $38,000 on these additional long-term obligations during the three month periods ended March 31, 2004 and 2003, respectively.

As of March 31, 2004, we had working capital of $6.0 million and accordingly were in violation of our minimum working capital loan covenant with CoBank which requires us to maintain at least $7.0 million of working capital.  CoBank provided us with a waiver of this loan covenant for March and April 2004.  We are currently providing CoBank with additional information regarding our operations in order for them to evaluate this loan covenant on a going forward basis.  Given the current soybean market,  we will likely need to seek an amendment or extended waiver of the minimum working capital loan covenant.  There can be no assurance that such an amendment or waiver will be obtained.  Absent an amendment or waiver, we may be out of compliance with the minimum working capital loan covenant in the second quarter of 2004.  The failure to comply with the minimum working capital loan covenant would result in an event of default under our credit facility with CoBank, which would permit CoBank to declare all amounts due and payable and, if we were not able to repay, CoBank could proceed against the collateral granted to secure such indebtedness, which would negatively affect our business.

Our board of managers has authorized the sale and issuance of up to 5,625,000 new SDSP capital units. If the offering is completed, we would use the proceeds primarily to finance the acquisition of USSC and for additional working capital. We plan to offer the capital units first to current members of SDSP for $2.00 per capital unit, and then, if after 45 days we have not raised the total $11.25 million, the remaining capital units would be offered to the general public for $2.50 per unit. Nothing in this paragraph or report constitutes an offer to sell capital units or other securities of SDSP. To conduct the offering, we filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 15, 2004, but we may only proceed with the offer and sale of capital units after the registration statement is declared effective by the SEC.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, lab and office equipment, and oil storage tanks.  Our most significant lease commitments are our rail car leases which allow us to distribute our products.  We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $526,000 and $487,000 for the three-month periods ending March 31, 2004 and 2003, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $467,000 and $373,000 for the three-month periods ending March 31, 2004 and 2003, respectively.

In addition to the rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $14,000 and $126,000 for the three-month periods ending March 31, 2004 and 2003, respectively.  The reason for the decrease in other lease expense for the first quarter of 2004 is the expiration of leases for off-site oil storage facilities during 2003.  Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our controller, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: May 14, 2004
	By	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX

TO

FORM 10-Q

OF

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1) Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-75804).

(2) Incorporated by reference from Appendix A to the prospectus filed as a part of the issuer’s Registration Statement on Form S-1 (File No. 333-114508).

(3) Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-Q filed on August 14, 2002.

(4) Incorporated by reference from the same numbered exhibit to the issuer’s Registration Statement on Form S-4 (File No. 333-75804).