Form 10-Q
period 2004-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2004-08-16
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2004

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

On July 31, 2004, the registrant had 28,258,500 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004 AND 2003

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

AND SUBSIDIARY

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2004	December 31, 2003*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$208,031	$529,697

Trade accounts receivable, less allowance for uncollectible accounts - June 30, 2004 - $273,878, December 31, 2003 - $273,878	25,797,041	23,530,989

Inventories	14,397,114	10,776,402

Margin deposits	1,665,861	—

Prepaid expenses	380,756	516,419

Assets held for sale - Building	2,322,561	2,322,561
Total current assets	44,771,364	37,676,068

PROPERTY AND EQUIPMENT	50,652,914	50,250,024
Less accumulated depreciation	(19,878,780)	(18,424,405)
	30,774,134	31,825,619

OTHER ASSETS
Investments	4,077,875	3,970,102
Notes receivable, members	481,710	481,710
Goodwill	7,401,245	7,401,245
Patents	296,465	246,599
Other, net	15,030	15,721
	12,272,325	12,115,377

	$87,817,823	$81,617,064

*  Derived from audited financial statements

(continued on next page)

	June 30, 2004	December 31, 2003*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$6,592,487	$2,388,936
Current maturities of long-term debt	978,974	976,117
Note Payable - Seasonal loan	12,864,767	-
Accounts payable	1,273,021	1,883,200
Accrued commodity purchases	13,275,877	21,492,404
Accrued expenses	1,690,652	1,385,864
Accrued interest	66,242	50,316
Total current liabilities	36,742,020	28,176,837

LONG-TERM LIABILITIES
Long-term debt, less current maturities	18,005,342	17,543,141
Deferred compensation	122,591	121,301
	18,127,933	17,664,442

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	687,068	1,045,195

COMMITMENTS	—	—

MEMBERS’ EQUITY
Class A units, no par value 28,258,500 units issued and outstanding	32,260,802	34,730,590

	$87,817,823	$81,617,064

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

	Three Months Ended June 30:		Six Months Ended June 30:
	2004	2003	2004	2003

NET REVENUE	$71,177,940	$60,062,503	$129,391,116	$103,996,166

COST OF REVENUE
Cost of product sold	59,891,905	53,219,521	111,100,916	88,985,376
Production	3,589,902	3,564,203	7,074,049	7,331,901
Freight and rail	4,590,549	3,498,388	8,202,212	6,921,308
Brokerage fees	84,540	48,387	145,811	114,036
Total cost of revenue	68,156,896	60,330,499	126,522,988	103,352,621

GROSS PROFIT (LOSS)	3,021,044	(267,996)	2,868,128	643,545

OPERATING EXPENSES
Administration	1,039,594	1,004,140	1,964,444	1,871,904

OPERATING PROFIT (LOSS)	1,981,450	(1,272,136)	903,684	(1,228,359)

OTHER INCOME (EXPENSE)
Interest expense	(412,649)	(221,020)	(616,284)	(429,511)
Other non-operating income	(52,572)	1,113,561	21,352	1,903,253
Patronage dividend income	—	99	153,961	98,074
Total other income (expense)	(465,221)	892,640	(440,971)	1,571,816

NET INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	1,516,229	(379,496)	462,713	343,457

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	168,125	97,041	358,128	193,218

INCOME TAX REFUND	—	131,474	—	131,474

NET INCOME (LOSS)	$1,684,354	$(150,981)	$820,841	$668,149

BASIC AND DILUTED
EARNINGS PER CAPITAL UNIT	$0.06	$(0.01)	$0.03	$0.02

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	28,258,500	28,258,500	28,258,500	28,258,500

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

	2004	2003
OPERATING ACTIVITIES
Net income	$820,841	$668,149
Charges and credits to net income not affecting cash:
Depreciation	1,454,374	1,509,442
Amortization	4,986	13,571
Non-cash patronage dividends	(153,961)	(98,074)
(Gain) loss on retirement of asset	—	(9,511)
Minority interest in net loss of subsidiary	(358,128)	(193,218)
Change in assets and liabilities	(15,923,364)	84,846

NET CASH USED FOR OPERATING ACTIVITIES	(14,155,252)	1,975,205

INVESTING ACTIVITIES
Purchase of property and equipment	(402,889)	(408,444)
Purchase of investments	—	(4,076,936)
Patent costs	(52,461)	(20,335)
Proceeds from sales of property and equipment	—	50,546
Retirement of patronage dividends	46,188	85,585

NET CASH USED FOR INVESTING ACTIVITIES	(409,162)	(4,369,584)

FINANCING ACTIVITIES
Distributions to members	(3,290,629)	(3,020,537)
Change in excess of outstanding checks over bank balance	4,203,551	(2,587,638)
Proceeds from note payable - seasonal loan	12,864,767	—
Proceeds from long-term debt	3,118,168	8,632,065
Principal payments on long-term debt	(2,653,109)	(200,403)

NET CASH FROM (USED FOR) FINANCING ACTIVITIES	14,242,748	2,823,487

NET CHANGE IN CASH AND CASH EQUIVALENTS	(321,666)	429,108

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	529,697	50,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$208,031	$479,267

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$600,358	$391,907

SCHEDULE OF NON CASH FINANCING AND INVESTING ACTIVITIES
Long-term debt incurred to acquire common stock	$—	$4,050,000

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -  BASIS OF PRESENTATION

The financial statements as of and for the periods ended June 30, 2004 and 2003 reflect, in the opinion of management of South Dakota Soybean Processors, LLC and subsidiary, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented.  The financial statements as of and for the three month and six month periods ended June 30, 2004 include the financial data for the Company and its majority owned subsidiary.  The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses.  The consolidated balance sheet data as of December 31, 2003 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

NOTE 2 -  RECLASSIFICATIONS

The consolidated statement of cash flow as of June 30, 2003 has been reclassified to make the presentation conform to the June 30, 2004 presentation. The change in excess of outstanding checks over bank balance has been reclassified from an “operating activity” to a “financing activity”.

NOTE 3 -  INVENTORIES

	June 30, 2004	December 31, 2003
Finished goods:
Soy processing	$5,337,279	$(447,404)
Refined Oil	1,079,081	313,815
Other	24,852	34,536
Total	6,441,212	(99,053)

Raw materials:

Soy processing	7,829,087	10,696,391
Refined Oil	37,785	46,663
Other	33,498	78,465
Total	7,900,370	10,821,519

Supplies & Miscellaneous	55,532	53,936

Totals	$14,397,114	$10,776,402

Commodity inventories are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  Supplies and miscellaneous inventories are stated at lower of cost, using the average cost method, or market.

NOTE 4 -  NOTE PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires April 1, 2005.  The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company.  The Company may borrow up to $16,000,000.  Interest is at a variable rate (3.71% at June 30, 2004).  There were advances of $12,864,767 outstanding as of June 30, 2004.  There were no advances outstanding at December 31, 2003.

Advances on the revolving credit agreement are limited based upon inventory and accounts receivable, net of soybean accounts payable.

NOTE 5 -  EARNINGS PER CAPITAL UNIT

The ownership structure of the Company is made up of Class A capital units.  Earnings per capital unit are calculated based on the number of Class A capital units held.

NOTE 6 -  MEMBER DISTRIBUTION

During the six month period ended June 30, 2004, the Company distributed $3,290,629 or approximately $0.12 per Class A capital unit to its members.

NOTE 7 -  LEGAL PROCEEDINGS

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

NOTE 8 -  STOCK OFFERING

The Board of Directors approved a registration statement to be filed with the Securities and Exchange Commission for the sale of additional units in a public offering.  The maximum offering under the statement will be $11,250,000.  The Company is waiting to commence sales of the capital units until the Securities and Exchange Commission declares the registration statement effective and the offering is approved by the regulatory authorities in the respective states where the offering is planned to occur.

NOTE 9 -  LOAN COVENANTS

The Company was in violation of one of its loan covenants with CoBank as of March 31, 2004.  The loan covenants required the Company to maintain minimum working capital of $7.0 million.  At March 31, 2004, working capital was approximately $6.0 million.  CoBank granted a temporary waiver of this working capital requirement for March 31, 2004.  As of June 30, 2004 the Company has working capital of approximately $8.0 million and is in compliance with the working capital covenant of its loan agreements.  In addition, the Company negotiated the minimum working capital level for future periods to be $6.0 million.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

The information in this quarterly report on Form 10-Q for the three-month and six-month period ended June 30, 2004, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the business and operations of South Dakota Soybean Processors and our affiliates. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to members and security holders. Words and phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

Executive Overview

We generated a net profit of $1.7 million in the second quarter of 2004 ending June 30 and have recorded a net profit of $0.8 million for the first six months of 2004. Margins in the soybean complex improved in the second quarter due to rationing of the short U.S. soybean crop reducing the supply, and increasing the price, of soybean meal and soybean oil. Despite the improving margins of the second quarter, management anticipates that the soybean market will continue to be one of our most difficult challenges until harvest of the 2004 soybean crop begins in late September. The soy market is currently benefiting from growing demand with improving world economies.

We expect to continue to make progress towards our long-term objectives of delivering high quality products and services at the lowest possible costs and adding value to our products by investing in further processing of our products and developing and reviewing new applications for our products in the plastics and energy fields.  During the second quarter of 2004, we continued to expend capital to fund the operations of Urethane Soy Systems Company, Inc. (“USSC”), our majority-owned subsidiary which produces SoyOyl®, a bio-based polyurethane product made from soybean oil.  USSC has used these funds to raise the level of industry experience of its staff, target its marketing and sales, increase its product lines, improve quality control and relocate its research facilities to our Volga, South Dakota plant site.  USSC achieved a significant milestone in the second quarter 2004 in having a fully operating and staffed chemical and machine lab.  In addition, during the second quarter of 2004, USSC’s marketing efforts were highlighted by the following achievements:

•                  In the carpet industry, the largest supplier of carpet backing polyurethane systems has agreed to market USSC’s products;

•                  In the automotive industry, USSC successfully produced seat cushions for Ford Motor and Volvo;

•                  In the polyurethane bed-liner market, USSC completed product testing and began marketing of its Bio Tuff bed-liner system, a USSC trademark; and

•                  In the pulltrussion industry, USSC conducted a successful first test in a customer’s plant.

In addition, USSC has developed three new product uses for SoyOyl and major progress has been made to reduce the odor of SoyOyl in polyurethane products.  We believe that during the last half of 2004 and throughout 2005 we will see growth in demand for SoyOyl as customers in the carpet, rigid foam, flex foam, pulltrusion and automotive industries complete their testing of SoyOyl.  We, however, do not anticipate that USSC will generate net income until at least 2005 because USSC is not able to pass on the current high price of soybean oil to its customers under the current pricing and marketing structure for SoyOyl.

As a result of the difficulties in managing the soybean market and our continued capital investment in USSC, we encountered some cash flow constraints in the first half of 2004.  In order to provide additional working capital and finance our capital investment in USSC, our Board has authorized the sale and issuance of up to 5,625,000 new SDSP capital units as part of an offering to raise up to $11.25 million if the offering is completed.  To conduct the offering, we filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 15, 2004 and Amendment No. 1 to Form S-1 on June 8, 2004, but we may only proceed with the offer and sale of capital units after the registration statement is declared effective by the SEC and regulatory authorities in states where the offering is to be conducted.  For additional information regarding the terms of the offering, please see “Liquidity and Capital Resources.”  Nothing in this paragraph or report constitutes an offer to sell capital units or other securities of SDSP.

Company Profile

We own and operate a soybean processing plant, a SoyOyl® production facility and a soybean oil refinery in Volga, South Dakota.  We were originally organized as a South Dakota cooperative, and reorganized into a South Dakota limited liability company effective July 1, 2002.  We began producing crude soybean oil and soybean meal in late 1996, and since then we have expanded our business to include the development of new product lines and management services.  In 2000, we began providing management services to Minnesota Soybean Processors (“MnSP”) and will obtain a minority interest in MnSP in 2004.  In 2002, we began refining crude soybean oil into a product known as refined and bleached oil, and in early 2003, we became the majority owner and assumed management control of USSC.

When we began refining operations in 2002, we started reporting our results by operational segments because we anticipated that those components of our business would be managed and evaluated independently; however, since then we have been processing most of the crude oil we produce into refined and bleached oil or SoyOyl® instead of selling it, and the production, sales and marketing of our products have been substantially integrated. Accordingly, in late 2003, we began the process of reevaluating whether segment reporting is necessary and along with our auditors have since concluded that segment reporting is not necessary under the applicable accounting rules.  We therefore discontinued segment reporting of our business operations beginning in 2004.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2004 and 2003

Revenue – Revenue increased from $60.1 million for the second quarter of 2003 to $71.2 million for the second quarter of 2004, an increase of approximately $11.1 million, or 18.5%. The improvement was a result of higher soybean meal and soybean oil prices, offset by a decrease in crude soybean oil sales volume.  Higher soybean meal and soybean oil prices were the result of a reduced supply of soybean meal and soybean oil due to the reduced U.S. soybean crop in 2003.  The average sales prices for soybean meal, crude soybean oil, and refined and bleached soybean oil increased by 57.6%, 21.2%, and 42.6%, respectively. Sales volume of crude soybean oil decreased by 92.3%, which resulted from the fact that during the second quarter of 2003 we sold significant volumes of crude soybean oil that we had in storage, but we have since been refining the majority of the crude soybean oil that we produce.

Gross Profit/Loss – During the second quarter of 2004, we generated a gross profit of approximately $3 million, compared to a gross loss of $267,996 for the second quarter of 2003.  While revenues increased by $11.1 million, cost of revenues increased only $7.8 million, or 13.0%, for the second quarter of 2004 as compared to the second quarter of 2003.  The improvement in revenue was a result of higher soybean meal and soybean oil prices, offset by a decrease in crude soybean oil sales volume. The increased cost of revenue was caused by a $6.7 million (12.5%) increase in cost of product sold and a $1.1 million (31.2%) increase in freight expense for the second quarter of 2004 compared to the second quarter of 2003.  The increased cost of product sold was due to higher soybean prices, which increased approximately 52.9% from the second quarter of 2003. The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased by only $35,000, or 3.5%, for the second quarter of 2004 compared to the same period in 2003.  This increase results from additional expenses incurred in connection with the management and operation of USSC. USSC remains in the developmental stage and we continue to incur marketing and research and development expenses to develop a market for SoyOyl®. Some of the increase in administrative expenses associated with USSC has been offset by lower general and administrative expenses that we are incurring on our crushing and refining operations as a result of our cost-sharing arrangement with MnSP.

Interest Expense – Interest expense increased $191,629, or 86.7%, for the second quarter of 2004 compared to the same period in 2003.  The increase was due to approximately $12.7 million of additional debt financing drawn on our seasonal loan as a result of the increase in soybean prices along with higher interest rates on the borrowing.  At the end of the second quarter of 2004, we had outstanding debt of $31.8 million, most of which consists of our senior debt which bore interest at an annual rate of 3.71% interest as of June 30, 2004.  At June 30, 2003, we had outstanding debt of $19.1 million, the majority of which bore interest at an annual rate of 3.44%.

Net Income/Loss – We recorded net income of approximately $1.7 million  for the second quarter of 2004, compared to net loss of $150,981 for the same period in 2003.  The increase of $1.8 million in net income is primarily attributable to increased revenue as a result of higher soybean meal and soybean oil prices, offset by a decrease in other non-operating income. Other non-operating income decreased by $1.2 million for the quarter ending June 30, 2004, compared to the same period in 2003. The primary reasons for this decrease are due to a decrease of $373,000 in construction management income and a $1.1 million decrease in soybean oil storage income.

Comparison of the six months ended June 30, 2004 and 2003

Revenue – Revenue increased from $104 million for the six months ended June 30, 2003 to $129.4 million for the six months ended June 30, 2004, an increase of approximately $25.4 million, or 24.4%.  The improvement was a result of several factors.  Principally, the increase in revenues is primarily a result of higher soybean meal and soybean oil prices along with higher sales volume of refined and bleached oil.  Average sales prices for soybean meal, crude soybean oil, and refined and bleached soybean oil increased by 51.2%, 20.0%, and 32.4%, respectively.  In addition, sales volume of refined and bleached soybean oil increased by 5.3% in the six months ended June 30, 2004 versus the same period in 2003.  The increases attributable to these factors were offset by a decrease of 87.3% in sales volume of crude soybean oil during the first half of 2004.  Lower sales volume of crude soybean oil during the latter period resulted from the fact that we sold crude soybean oil we held in storage in 2003.

Gross Profit/Loss – During the six months ended June 30, 2004, we generated a gross profit of $2.9 million , compared to a gross profit of $643,545 for the six months ended June 30, 2003.  While revenues increased by $25.4 million, cost of revenues increased only $23.2 million for the first six months of 2004 as compared to the same period in 2003. Revenues increased due to higher soybean meal and soybean oil prices offset by a decrease in crude soybean oil volume.  The increased cost of revenue was caused by a $22 million (24.8%) increase in cost of product sold and a $1.3 million (18.5%) increase in freight expense for the six months ended June 30, 2004 compared to the same period in 2003.  The increased cost of product sold was due to higher soybean prices, which increased approximately 50.8% from the six months ended June 30, 2003.  The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased by $92,540, or 4.9%, for the six months ended June 30, 2004 compared to the same period in 2003.  This increase results from additional expenses incurred in connection with the management and operation of USSC. USSC remains in the developmental stage and we continue to incur marketing and research and development expenses to develop a market for SoyOyl®. Some of the increase in administrative expenses associated with USSC has been offset by lower general and administrative expenses that we are incurring on our crushing and refining operations as a result of our cost-sharing arrangement with MnSP.

Interest Expense – Interest expense increased $164,910, or 85.3%, for the first half of 2004 compared to the same period in 2003.  The increase was due to approximately $12.7 million of additional debt financing drawn on our seasonal loan as a result of the increase in soybean prices along with higher interest rates on the borrowing.  On June 30, 2004, we had outstanding debt of $31.8 million, most of which consists of the our senior debt which bore interest at an annual rate of 3.71% interest as of June 30, 2004.  At June 30, 2003, we had outstanding debt of $19.1 million, the majority of which bore interest at an annual rate of 3.44%.

Net Income/Loss – We recorded net profit of $820,841 for the six months ended June 30, 2004, compared to net income of $668,149 for the same period in 2003.  The increase of $153,000 in net income is primarily attributable to increased revenue as a result of higher soybean meal and soybean oil prices, offset by a decrease in other non-operating income. Other non-operating income decreased by $1.7 million for the six-month period ending June 30, 2004, compared to the same period in 2003. The primary reasons for this decrease are due to a decrease of $749,000 in construction management income and a $573,000 decrease in soybean oil storage income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Operating activities used $14.2 million for the six months ended June 30, 2004, compared to generating $2.0 million for the six months ended June 30, 2003. The funds used in the six months ended June 30, 2004 consisted primarily of $15.9 million change in current net assets and liabilities, $358,128 of minority interest in the net loss of USSC and non-cash patronage dividends of $153,961 offset by depreciation expense of $1.5 million and cash from operating income of $820,841.

Cash Flows from Investing Activity

Investing activities used $409,162 during the six-month period ending June 30, 2004 compared to $4.4 million in the six-month period ending June 30, 2003.  We purchased $403,000 of property and equipment during the period ending June 30, 2004 compared to $408,000 purchased in the period ending June 30, 2003. The $403,000 spent on property and equipment during the six months ended June 30, 2004 consisted of equipment to increase the energy efficiency of the boiler, improvements in our crushing operations, and increased storage for SoyOyl®.

Cash Flows from Financing Activity

Net cash provided by financing activities for the six-month period ending June 30, 2004 and 2003 was $14.2 million and $2.8 million, respectively. During the six months ended June 30, 2004, we made a distribution to our members of $3.3 million.  Payments of $2.7 million were made on long-term debt commitments, and we increased our borrowings by $16.0 million.

CoBank is our primary lender. Effective June 17, 2004, we modified the two lines of credit with CoBank to meet the needs of our operations. The first is a revolving long-term loan agreement. Under the terms of this loan, we began with a $18.4 million credit line. It now reduces by $1.3 million approximately every six months thereafter. The final payment will be equal to the remaining unpaid principal balance of the loan on March 20, 2011. The revolving loan is set up so that we may borrow funds as needed up to the credit line maximum, and then pay down the principal whenever excess cash is available. Repaid amounts may be reborrowed up to the available credit line. We pay a 0.50% annual commitment fee on any funds not borrowed.

The second credit line is a revolving working capital loan, with an agreement that expires on April 1, 2005, unless extended by CoBank.  The primary purpose of this loan is to finance inventory and receivables. The maximum availability under this credit line is $16 million.

Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The balance borrowed on the revolving term loan was $15.8 million and $14.5 million as of June 30, 2004 and 2003, respectively. As of June 30, 2004 and 2003, we owed $12.9 million and $0, respectively, on the working capital loan with CoBank.  The annual interest rate on both the working capital and revolving term loans as of June 30, 2004 was 3.71%.

We also have other long-term contracts and notes totaling approximately $3.2 million, with a weighted average annual interest rate of 0.86% as of June 30, 2004. These arrangements include a no interest $2.67 million long-term payable to the other USSC shareholders relating to SDSP’s purchase of their tendered USSC shares in January 2003. The obligation is secured by the purchased shares, with final payment due on October 31, 2006. Our highest interest payable is on a $250,000 loan held by USSC at 15% per annum which becomes due February 13, 2005.  We made principal payments of $2.7 million and $200,000 on these additional long-term obligations during the six-month periods ended June 30, 2004 and 2003, respectively.

Our board of managers has authorized the sale and issuance of up to 5,625,000 new capital units. If the offering is completed, we would use the proceeds primarily to finance the acquisition of USSC and for additional working capital. We plan to offer the capital units first to our current members for $2.00 per capital unit, and then, if after 45 days we have not raised the total $11.25 million, the remaining capital units would be offered to the general public for $2.50 per unit. Nothing in this paragraph or report constitutes an offer to sell capital units or other securities. To conduct the offering, we filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 15, 2004 and Amendment No. 1 to Form S-1 on June 8, 2004, and we may only proceed with the offer and sale of capital units after the registration statement is declared effective by the SEC and regulatory authorities in states where the offering is to be conducted.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, lab and office equipment, and oil storage tanks.  Our most significant lease commitments are our rail car leases which allow us to distribute our products.  We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $1,037,000 and $973,000 for the six-month periods ending June 30, 2004 and 2003, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $897,000 and $727,000 for the six-month periods ending June 30, 2004 and 2003, respectively.

In addition to the rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $35,000 and $140,000 for the six-month periods ending June 30, 2004 and 2003, respectively.  The reason for the decrease in other lease expense for the first half of 2004 is the expiration of leases for off-site oil storage facilities during 2003.  Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

On June 29, 2004, we held an annual meeting of members.  At the meeting, two member proposals regarding amendments to our Operating Agreement to extend or eliminate the existing term limit restrictions on members of the Board of Managers were voted upon by the members present at the meeting.  Both of these proposals failed.

VOTE TABULATION FOR MEMBER PROPOSALS

	For	Against	Abstentions
Proposal to Remove Term Limit Provision	61	107	5
Proposal to Extend Term Limit Provision	81	79	3
From Three to Four Three-Year Terms

At the meeting, Dean Christopherson, Wayne Enger, Peter Kontz, Laron Krause, Bryce Loomis, and Anthony Van Uden were elected to the Board of Managers.  Paul Barthel, Dan Feige, Marvin Goplen, Ryan Hill, Marvin Hope, James Jepsen, Gerald Moe, Dale Murphy, Maurice Odenbrett, Daniel Potter, Rodney Sklabeck, Lyle Trautman, Delbert Tschakert, and Ardon Wek will remain on the board until their terms expire, they are reelected, or their earlier death, resignation or removal.  The District 3 board seat is currently vacant because Corey Schnabel was the only nominee for that seat and he could not be re-elected because his term limit had expired and neither of the member proposals regarding the term limit restrictions passed.  The Board of Managers intends to appoint someone to fill that vacancy on the Board of Managers during the third quarter of 2004.

VOTE TABULATION FOR BOARD OF MANAGER NOMINEES

Nominee	For	Abstentions
District One
Bryce Loomis	16	0
District 2
Dale Williams	2	0
Larry Goodroad	7	0
Laron Krause	30	0
District 3
—	—	—
District 4
Peter Kontz	9	1
District 5
Glen Talsma	3	0
Dean Christopherson	13	0
Irwin Raak	7	0
District 6
Anthony Van Uden	16	3
District 7
Wayne Enger	21	0
Bryan Bursack	16	0

In addition, at the meeting, the members ratified two amendments to the Operating Agreement that had been previously adopted by the Board of Managers.  These two amendments clarified the provisions in the Operating Agreement regarding the treatment of a member’s capital account upon a transfer of capital units and the member voting provisions.

VOTE TABULATION FOR RATIFICATION OF
OPERATING AGREEMENT AMENDMENTS

	For	Against	Abstentions
Clarification Regarding Dispositions	157	8	5
Clarification Regarding Member Voting	165	1	3

Item 5.                                                           Other Information

None.

Item 6.                                                           Exhibits and Reports on Form 8-K

(a)	Exhibits.	See Exhibit Index.

(b)	Reports on Form 8-K.	None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: August 16, 2004
	By	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX

TO

FORM 10-Q

OF

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Security Agreement with CoBank dated June 17, 2004
10.2	Master Loan Agreement with CoBank dated June 17, 2004
10.3	Revolving Term Loan Supplement with CoBank dated June 17, 2004
10.4	Statused Revolving Credit Supplement with CoBank dated June 17, 2004
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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