Form 10-Q
period 2004-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2004-11-15
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2004

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

On November 12, 2004, the registrant had 28,228,500 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2004	December 31, 2003*
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,812	$529,697

Trade accounts receivable, less allowance for uncollectible accounts - September 30, 2004 - $276,987, December 31, 2003 - $273,878	22,616,907	23,530,989

Inventories	9,922,214	10,776,402

Margin deposits	3,294,329	—

Prepaid expenses	217,371	516,419

Assets held for sale - Building	—	2,322,561
Total current assets	36,059,633	37,676,068

PROPERTY AND EQUIPMENT	51,166,220	50,250,024
Less accumulated depreciation	(20,548,248)	(18,424,405)
	30,617,972	31,825,619

OTHER ASSETS
Investments	4,077,875	3,970,102
Equity investment	2,509,071	—
Notes receivable, members	481,710	481,710
Goodwill	7,401,245	7,401,245
Patents	313,937	246,599
Other, net	301,335	15,721
	15,085,173	12,115,377

	$81,762,778	$81,617,064

*  Derived from audited financial statements

	September 30, 2004	December 31, 2003*
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$3,042,202	$2,388,936
Current maturities of long-term debt	980,037	976,117
Note Payable - Seasonal loan	8,736,901	—
Accounts payable	1,630,960	1,883,200
Accrued commodity purchases	8,322,939	21,492,404
Other liabilities - accrued loss on soybean contracts	4,035,308	—
Accrued expenses	1,348,825	1,385,864
Accrued interest	75,805	50,316
Total current liabilities	28,172,977	28,176,837

LONG-TERM LIABILITIES
Long-term debt, less current maturities	19,278,141	17,543,141
Deferred compensation	125,968	121,301
	19,404,109	17,664,442

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	506,338	1,045,195

COMMITMENTS	—	—

MEMBERS’ EQUITY
Class A units, no par value
Units issued and outstanding: 9/30/04 - 28,228,500; 12/31/03 - 28,258,500	33,679,354	34,730,590

	$81,762,778	$81,617,064

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

	Three Months Ended September 30:		Nine Months Ended September 30:
	2004	2003	2004	2003

NET REVENUE	$59,930,785	$48,954,474	$189,321,901	$152,950,640

COST OF REVENUE
Cost of product sold	49,026,491	39,148,167	160,127,407	128,133,543
Production	3,830,209	3,458,392	10,904,258	10,790,293
Freight and rail	4,406,967	3,898,465	12,609,179	10,819,773
Brokerage fees	62,078	64,175	207,889	178,211
Total cost of revenue	57,325,745	46,569,199	183,848,733	149,921,820

GROSS PROFIT	2,605,040	2,385,275	5,473,168	3,028,820

OPERATING EXPENSES
Administration	1,090,182	1,049,087	3,054,626	2,920,991

OPERATING PROFIT	1,514,858	1,336,188	2,418,542	107,829

OTHER INCOME (EXPENSE)
Interest expense	(603,865)	(225,977)	(1,220,149)	(655,488)
Other non-operating income	332,830	639,362	354,182	2,542,615
Patronage dividend income	—	(99)	153,961	97,975
Total other income (expense)	(271,035)	413,286	(712,006)	1,985,102

NET INCOME BEFORE INCOME TAXES AND MINORITY INTEREST IN SUBSIDIARY	1,243,823	1,749,474	1,706,536	2,092,931

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	180,729	137,738	538,857	330,956

INCOME TAX REFUND	—	—	—	131,474

NET INCOME	$1,424,552	$1,887,212	$2,245,393	$2,555,361

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.05	$0.07	$0.08	$0.09

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	28,255,863	28,258,500	28,257,621	28,258,500

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

	Nine Months Ended September 30:
	2004	2003

OPERATING ACTIVITIES
Net income	$2,245,393	$2,555,361
Charges and credits to net income not affecting cash:
Depreciation	2,157,079	2,266,142
Amortization	5,997	15,829
Non-cash patronage dividends	(153,961)	(68,652)
Earnings on equity investment	(186,510)	—
Loss (gain) on retirement of asset	5,047	(9,511)
Minority interest in net loss of subsidiary	(538,857)	(330,956)
Change in assets and liabilities	(10,624,958)	(9,542,986)

NET CASH USED FOR OPERATING ACTIVITIES	(7,090,770)	(5,114,773)

INVESTING ACTIVITIES
Purchase of property and equipment	(957,979)	(745,913)
Purchase of investments	—	(4,076,936)
Patent costs	(71,449)	(37,429)
Deposit on investment subscription	(287,500)	—
Proceeds from sales of property and equipment	3,500	50,546
Retirement of patronage dividends	46,188	56,163

NET CASH USED FOR INVESTING ACTIVITIES	(1,267,240)	(4,753,569)

FINANCING ACTIVITIES
Distributions to members	(3,290,629)	(3,020,537)
Change in excess of outstanding checks over bank balance	653,266	4,883,120
Proceeds from note payable - seasonal loan, net	8,736,901	—
Proceeds from long-term debt	4,418,168	8,709,495
Principal payments on long-term debt	(2,674,581)	(240,808)
Redemption of member capital units	(6,000)

NET CASH FROM FINANCING ACTIVITIES	7,837,125	10,331,270

NET CHANGE IN CASH AND CASH EQUIVALENTS	(520,885)	462,928

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	529,697	50,159

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,812	$513,087

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,194,660	$663,514

SCHEDULE OF NON CASH FINANCING AND INVESTING ACTIVITIES
Exchange of asset held for sale for interest in equity investee	$2,322,561	$—

Long-term debt incurred to acquire common stock	$—	$4,050,000

See Accompanying Notes to Consolidated Financial Statements (Unaudited)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 -    BASIS OF PRESENTATION

The financial statements as of and for the periods ended September 30, 2004 and 2003 reflect, in the opinion of management of South Dakota Soybean Processors, LLC and subsidiary, all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented.  The financial statements as of and for the three month and nine month periods ended September 30, 2004 include the financial data for the Company and its majority owned subsidiary.  The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses.  The consolidated balance sheet data as of December 31, 2003 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

NOTE 2 -    RECLASSIFICATIONS

The consolidated statement of cash flow as of September 30, 2003 has been reclassified to make the presentation conform to the September 30, 2004 presentation. The change in excess of outstanding checks over bank balance has been reclassified from an “operating activity” to a “financing activity”.

NOTE 3 -    INVENTORIES

Commodity inventories are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  Supplies and miscellaneous inventories are stated at lower of cost, using the average cost method, or market. Soybean inventories at September 30, 2004 have a negative value due to accrued losses on contracts to purchase soybeans from members. The negative value is shown with current liabilities.

	September 30, 2004	December 31, 2003
Finished goods:
Soy processing	$8,968,189	$(447,404)
Refined Oil	791,912	313,815
Other	52,513	34,536
Total	9,812,614	(99,053)

Raw materials:
Soy processing		10,696,391
Refined Oil	30,778	46,663
Other	22,438	78,465
Total	53,216	10,821,519

Supplies & Miscellaneous	56,384	53,936

Totals	$9,922,214	$10,776,402

NOTE 4 -    NOTE PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires April 1, 2005.  The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company.  The Company may borrow up to $16,000,000.  Interest is at a variable rate (4.29% at September 30, 2004).  There were advances of $8,736,901 outstanding as of September 30, 2004. The remaining $7,263,099 was available under the terms of the agreement at September 30, 2004. There were no advances outstanding at December 31, 2003.

Advances on the revolving credit agreement are limited based upon inventory and accounts receivable, net of soybean accounts payable.

NOTE 5 -    EARNINGS PER CAPITAL UNIT

The ownership structure of the Company is made up of Class A capital units.  Earnings per capital unit are calculated based on the number of Class A capital units held.

NOTE 6 -    MEMBER DISTRIBUTION

During the nine month period ended September 30, 2004, the Company distributed $3,290,629 or approximately $0.12 per Class A capital unit to its members. During the nine month period ended September 30, 2003, the Company distributed $3,020,537 or approximately $0.11 per Class A capital unit to its members.

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

NOTE 8 -    STOCK OFFERING

The Board of Directors approved a registration statement to be filed with the Securities and Exchange Commission for the sale of additional units in a public offering.  The maximum offering under the statement will be $11,250,000.  The Company is waiting to commence sales of the capital units until the Securities and Exchange Commission declares the registration statement effective and the offering is authorized or exempted by the regulatory authorities in the respective states where the offering is planned to occur.

NOTE 9 -    LONG-TERM DEBT

Subsequent to the December 31, 2003 audited financial statements, the Company negotiated the minimum working capital level for future periods to be $6.0 million. As of September 30, 2004 the Company has negotiated a temporary reduction of its working capital requirement to $5.0 million through October 31, 2004. In addition, its lender has deferred the next two scheduled principal payments, totaling $2.6 million. As of September 30, 2004 the Company has working capital of approximately $8.0 million and is in compliance with its working capital covenant.

NOTE 10 -   MINNESOTA SOYBEAN PROCESSORS

The Company exchanged a storage facility with a cost $2,322,561 for 1,400,400 Class A shares in Minnesota Soybean Processors, a Minnesota cooperative association.  The shares approximate 6.95% of Minnesota Soybean Processors' outstanding equity.  The Company is accounting for the investment on the equity method. In connection with the exchange and in recording its respective share of the equity of Minnesota Soybean Processors, the Company recognized a gain of $186,510 which is included with other non-operating income.

The Company has also subscribed for 287,500 Class B shares in Minnesota Soybean Processors.  The shares are 8%, Non-Cumulative Convertible Class B Preferred Stock sold at $2.00 per share.  The subscription requires a deposit of 50% of the total at the time of the agreement.  The Company has made a deposit for $287,500 with Minnesota Soybean Processors and that amount has been included with other assets.  The remaining $287,500 commitment under the subscription will be paid at a date no earlier than January 5, 2005.  Minnesota Soybean Processors has reserved the right to terminate this offering at any time.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2004, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the business and operations of South Dakota Soybean Processors and our affiliates. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to members and security holders. Words and phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

Executive Overview

We generated operating profit of $2.6 million in the third quarter and $5.4 million for the nine months ending September 30, 2004 an increase of 8% and 80% respectively versus 2003. Margins in the soybean complex improved in the second and third quarters of 2004 due to the oilseed complex rationing of the short U.S. soybean crop reducing the supply, and increasing the price, of soybean meal and soybean oil.  Net income generated for the third quarter and nine months ending September 30, 2004 was $1.4 million and $2.2 million, respectively.  Net income decreased 26% for the third quarter and 12% for the nine months ending September 2004 versus 2003.  The decrease in net income was due to non-operating income, consisting of construction management and soybean oil storage, decreasing by an aggregate of $2.2 million in 2004 versus 2003 and a $0.6 million increase in interest expense due to higher commodity prices.  Despite a record 2004 crop harvested and good demand for soy products, management expects margins in the near term to be under pressure as farmers adjust to soybean prices dropping from over $9 per bushel to the low $5 range.

Since our construction management services for Minnesota Soybean Processors (MnSP) have been completed, we are now performing management and marketing services for MnSP on a cost-sharing basis. The cost savings experienced to our general sales and administrative expense as a result of this arrangement have helped to offset the increased expenses that we have incurred in our efforts to improve soybean oil margins and expand soybean oil markets to the polyurethane industry.

We expect to continue to make progress towards our long-term objectives of delivering high quality products and services at the lowest possible costs and adding value to our products by investing in further processing of our products and developing and reviewing new applications for our products in the plastics and energy fields.  During the third quarter of 2004, we continued to expend capital to fund the operations of Urethane Soy Systems Company, Inc. (“USSC”), our majority-owned subsidiary which produces SoyOyl®, a bio-based polyurethane product made from soybean oil.  USSC has used these funds to raise the level of industry experience of its staff, target its marketing and sales, increase its product lines, improve quality control and relocate its research facilities to our Volga, South Dakota plant site. USSC now has a fully operating and staffed chemical and applications lab. In addition, during the second quarter of 2004, USSC’s marketing efforts were highlighted by the following achievements:

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

In addition, USSC has developed three new product uses for SoyOyl and major progress has been made to reduce the odor of SoyOyl in polyurethane products.  We believe that during 2005 we will see growth in demand for SoyOyl as customers in the carpet, rigid foam, flex foam, pulltrusion and automotive industries complete their testing of SoyOyl.  We, however, do not anticipate that USSC will generate net income until at least 2005.

In order to provide additional working capital and finance our capital investment in USSC, our Board has authorized the sale and issuance of up to 5,625,000 new SDSP capital units as part of an offering to raise up to $11.25 million if the offering is completed.  To conduct the offering, we filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 15, 2004 and Amendment No. 1 to Form S-1 on June 8, 2004, but we may only proceed with the offer and sale of capital units after the registration statement is declared effective by the SEC and the offering has been authorized or exempted in the states where we plan to conduct the offering.  For additional information regarding the terms of the offering, please see “Liquidity and Capital Resources.”  Nothing in this paragraph or report constitutes an offer to sell capital units or other securities of SDSP.

Company Profile

We own and operate a soybean processing plant, a SoyOyl® production facility and a soybean oil refinery in Volga, South Dakota.  We were originally organized as a South Dakota cooperative, and reorganized into a South Dakota limited liability company effective July 1, 2002.  We began producing crude soybean oil and soybean meal in late 1996, and since then we have expanded our business to include the development of new product lines and management services.  In 2000, we began providing management services to Minnesota Soybean Processors (“MnSP”) and obtained a minority interest in MnSP in 2004.  In 2002, we began refining crude soybean oil into a product known as refined and bleached oil, and in early 2003, we became the majority owner and assumed management control of USSC.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2004 and 2003

Revenue – Revenue increased from $49.0 million for the third quarter of 2003 to $59.9 million for the third quarter of 2004, an increase of approximately $11 million, or 22.4%. The improvement was a result of higher soybean meal and soybean oil prices, offset by a decrease in crude soybean oil sales volume.  The average sales prices for soybean meal and refined and bleached soybean oil increased by 26.6%, and 46.5%, respectively. Sales volume of crude soybean oil decreased by 84.3%, which resulted from the fact that we sold a significant amount of crude soybean oil in 2003 that we had in storage from previous years’ production.

Gross Profit – During the third quarter of 2004, the Company generated a gross profit of $2.6 million, compared to a gross profit of $2.4 million for the third quarter of 2003.  While revenues increased by nearly $11.0 million, cost of revenues increased only $10.8 million, or 23.1%, for the third quarter of 2004 as compared to the third quarter of 2003.  The improvement in revenue was a result of higher soybean meal and soybean oil prices, offset by a decrease in crude soybean oil sales volume. The increased cost of revenue was caused primarily by a $9.9 million (25.2%) increase in cost of product sold and a $0.5 million (13.0%) increase in freight expense for the third quarter of 2004 compared to the third quarter of 2003.  The increased cost of product sold was due to higher soybean prices, which increased approximately 29.0% from the third quarter of 2003. The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased by approximately $41,000, or 3.9%, for the third quarter of 2004 compared to the same period in 2003.  This increase resulted from additional expenses incurred in connection with the management and operation of USSC. USSC remains in the developmental stage and we continue to incur marketing and research and development expenses to develop a market for SoyOyl®. Some of the increase in administrative expenses associated with USSC has been offset by lower general and administrative expenses that we are incurring on our crushing and refining operations as a result of our cost-sharing arrangement with MnSP.

Interest Expense – Interest expense increased approximately $380,000, or 167.2%, for the third quarter of 2004 compared to the same period in 2003.  The increase was due to higher debt levels as a result of the approximately $10.5 million of additional financing due to the increase in soybean prices.  At the end of the third quarter of 2004, we had outstanding debt of $29.0 million, most of which consists of the Company’s senior debt which bore interest at an annual rate of 4.29% interest as of September 30, 2004.  At September 30, 2003, we had outstanding debt of $18.5 million, the majority of which bore interest at an annual rate of 3.46%.

Net Income – We recorded net income of just over $1.4 million for the third quarter of 2004, compared to net income of nearly $1.9 million for the same period in 2003.  The decrease of $500,000 in net income was primarily attributable to increased interest expenses and a decrease in other non-operating income. Other non-operating income decreased by approximately $493,000 for the quarter ending September 30, 2004, compared to the same period in 2003. The primary reasons for this decrease were a decrease of $246,000 in construction management income and a $216,000 decrease in soybean oil storage income.

Comparison of the nine months ended September 30, 2004 and 2003

Revenue – Revenue increased from $153.0 million for the nine months ended September 30, 2003 to $189.3 million for the nine months ended September 30, 2004, an increase of approximately $36.4 million, or 23.8%.  The improvement was a result of several factors.  Principally, the increase in revenues was a result of higher soybean meal and soybean oil prices along with higher sales volume of refined and bleached oil.  Average sales prices for soybean meal, crude soybean oil, and refined and bleached soybean oil increased by 42.7%, 18.3%, and 37%, respectively.  In addition, sales volume of refined and bleached soybean oil increased by 3.9% in the nine months ended September 30, 2004 versus the same period in 2003.  The increases attributable to these factors were offset by a decrease of 87.1% in sales volume of crude soybean oil during the first nine months of 2004.  Lower sales volume of crude soybean oil during that period resulted from the fact that we sold a significant amount of crude soybean oil in 2003 that we had in storage from previous years' production.

Gross Profit – During the nine months ended September 30, 2004, we generated a gross profit of nearly $5.5 million, compared to a gross profit of $3.0 million for the nine months ended September 30, 2003.  While revenues increased by $36.4 million, cost of revenues increased only $33.9 million for the first nine months of 2004 as compared to the same period in 2003. Revenues increased due to higher soybean meal and soybean oil prices offset by a decrease in crude soybean oil volume.  The increased cost of revenue was caused primarily by a $31.9 million (24.9%) increase in cost of product sold and a $1.8 million (16.5%) increase in freight expense for the nine months ended September 30, 2004 compared to the same period in 2003.  The increased cost of product sold was due to higher soybean prices, which increased approximately 43.5% from the nine months ended September 30, 2003.  The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased by approximately $134,000, or 4.6%, for the nine months ended September 30, 2004 compared to the same period in 2003.  This increase resulted from additional expenses incurred in connection with the management and operation of USSC. USSC remains in the developmental stage, and we continue to incur marketing and research and development expenses to develop a market for SoyOyl®. Some of the increase in administrative expenses associated with USSC has been offset by lower general and administrative expenses that we are incurring on our crushing and refining operations as a result of our cost-sharing arrangement with MnSP.

Interest Expense – Interest expense increased approximately $600,000, or 86.1%, for the first nine months of 2004 compared to the same period in 2003.  The increase was due to higher debt levels as a result of the approximately $10.5 million of additional financing due to the increase in soybean prices.  On September 30, 2004, we had outstanding debt of $29.0 million, most of which consists of the Company’s senior debt which bore interest at an annual rate of 4.29%

as of September 30, 2004.  At September 30, 2003, we had outstanding debt of $18.5 million, the majority of which bore interest at an annual rate of 3.46%.

Net Income – We recorded net income of $2.2 million for the nine months ended September 30, 2004, compared to net income of $2.5 million for the same period in 2003.  The decrease of approximately $300,000 in net income is primarily attributable to a decrease in other non-operating income, offset by an increase in revenue as a result of higher soybean meal and soybean oil prices. Other non-operating income decreased by $2.2 million for the nine-month period ending September 30, 2004, compared to the same period in 2003. The primary reasons for this decrease were a decrease of approximately $1 million in construction management income and a $1.3 million decrease in soybean oil storage income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Operating activities used $7.1 million for the nine months ended September 30, 2004, compared to $5.1 million for the nine months ended September 30, 2003. The funds used in the nine months ended September 30, 2004 consisted primarily of $10.6 million change in current net assets and liabilities, $539,000 of minority interest in the net loss of USSC, $187,000 in earnings on our equity investment in MnSP, and non-cash patronage dividends of $154,000 offset by depreciation expense of $2.2 million and cash from an operating income of $2.2 million.

Cash Flows from Investing Activity

Investing activities used $1.3 million during the nine-month period ending September 30, 2004 compared to $4.8 million in the nine-month period ending September 30, 2003.  The Company purchased $958,000 of property and equipment during the period ending September 30, 2004 compared to $746,000 purchased in the period ending September 30, 2003. The $958,000 spent on property and equipment during the nine months ended September 30, 2004 consisted of equipment to increase the energy efficiency of the boiler, improvements in our crushing operations, and increased storage for SoyOyl®.  The Company also made a deposit on an additional investment of $287,500 in MnSP.

Cash Flows from Financing Activity

Net cash provided by financing activities for the nine-month period ending September 30, 2004 and 2003 was $7.8 million and $10.3 million, respectively. During the nine months ended September 30, 2004, we made a distribution to our members of $3.3 million.  Payments of $2.7 million were made on long-term debt commitments, and we increased our borrowings by $13.8 million.

CoBank is our primary lender. Effective June 17, 2004, we modified the two lines of credit with CoBank to meet the needs of the Company. The first is a revolving long-term loan agreement. Under the terms of this loan, we began with a $18.4 million credit line. It now reduces by $1.3 million approximately every six months thereafter. The final payment will be equal to the remaining unpaid principal balance of the loan on March 20, 2011. The revolving loan is set up so that we may borrow funds as needed up to the credit line maximum, and then pay down the principal whenever excess cash is available. Repaid amounts may be reborrowed up to the available credit line. We pay a 0.375% annual commitment fee on any funds not borrowed.

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

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The balance borrowed on the revolving term loan was $17.1 million and $14.5 million as of September 30, 2004 and 2003, respectively. As of September 30, 2004 and 2003, the Company owed $12.9 million and $0, respectively, on the working capital loan with CoBank.  The annual interest rate on both the working capital and revolving term loans as of September 30, 2004 was 4.29%.

As of September 30, 2004, CoBank provided us with a waiver through October 2004 of our minimum working capital loan covenent which requires us to maintain at least $6.0 million of working capital. As of September 30, 2004, we had working capital of approximately $8.0 million and were in compliance with our working capital covenent. CoBank has also agreed to defer our next two scheduled principal payments of an aggregate of $2.6 million.

We also have other long-term contracts and notes totaling approximately $3.2 million, with a weighted average annual interest rate of 0.86% as of September 30, 2004. These arrangements include a no interest $2.67 million long-term payable to the other USSC shareholders relating to SDSP’s purchase of their tendered USSC shares in January 2003. The obligation is secured by the purchased shares, with final payment due on October 31, 2006. Our highest interest payable is on a $250,000 loan held by USSC at 15% per annum which becomes due February 13, 2005.  We made principal payments of $2.7 million and $241,000 on these additional long-term obligations during the nine-month periods ended September 30, 2004 and 2003, respectively.

Our board of managers has authorized the sale and issuance of up to 5,625,000 new SDSP capital units. If the offering is completed, we would use the proceeds primarily to finance the acquisition of USSC and for additional working capital. We plan to offer the capital units first to current members of SDSP for $2.00 per capital unit, and then, if after 45 days we have not raised the total $11.25 million, the remaining capital units would be offered to the general public for $2.50 per unit. Nothing in this paragraph or report constitutes an offer to sell capital units or other securities of SDSP. To conduct the offering, we filed a registration statement on Form S-1 with the Securities and Exchange Commission on April 15, 2004 and Amendment No. 1 to Form S-1 on June 8, 2004, and we may only proceed with the offer and sale of capital units after the registration statement is declared effective by the SEC and the offering has been authorized or exempted in the states where we plan to conduct the offering.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, lab and office equipment, and oil storage tanks.  Our most significant lease commitments are our rail car leases which allow us to distribute our products.  We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $1.6 million and $1.3 million for the nine-month periods ending September 30, 2004 and 2003, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $1.3 million and $1.2 million for the nine-month periods ending September 30, 2004 and 2003, respectively.

In addition to the rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $48,245 and $153,961 for the nine-month periods ending September 30, 2004 and 2003, respectively.  The reason for the decrease in other lease expense for the first nine months of 2004 is the expiration of leases for off-site oil storage facilities during 2003.  Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures that occurred during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Changes in Securities and Use of Proceeds

Period	Total Number of Class A Capital Units Purchased		Average Price Paid Per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2004	0		0	0	0
August 1 to August 31, 2004	0		0	0	0
September 1 to September 30, 2004	30,000	(1)	$.20 per Unit	0	0
Total	30,000		—	0	0

(1)  These capital units were redeemed by SDSP pursuant to Section 4.3(d) of the Operating Agreement from a member who breached a contract to deliver soybeans to SDSP.

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

Dated: November 15, 2004
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