Form 10-K
period 2004-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2005-04-15
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the common equity of the registrant and its predecessor held by non-affiliates as of June 30, 2004 was approximately $43,400,000 based on the average sales price of its predecessor’s equity shares on June 18, 2002, which was the latest date of trading prior to June 30, 2004.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  As of the date of this filing, there were 28,334,750 Class A capital units of the registrant outstanding.

Part I

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This information in this annual report on Form 10-K for the year ended December 31, 2004, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the business and operations of South Dakota Soybean Processors and our affiliates.  In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to members and security holders. Words and phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, risks related to the level of commodity prices, loss of member business, competition, changes in the taxation of limited liability companies, compliance with laws and regulations, perceptions of food quality and safety, business interruptions and casualty losses, access to equity capital, consolidation of producers and customers, and alternative energy sources. Other risks or uncertainties may be described from time to time in our future filings with the Securities and Exchange Commission.

We undertake no obligation to revise any forward-looking statements to reflect future events or circumstances.

Item 1.                         Business

Overview

South Dakota Soybean Processors, LLC (SDSP) owns and operates a soybean processing plant, a SoyolTM production facility and a soybean oil refinery in Volga, South Dakota.  We began producing crude soybean oil, soybean meal and soybean hulls in late 1996, and since then we have expanded our business to include the development of new, vertically integrated product lines and management services.  In 2000, we began providing management services to Minnesota Soybean Processors (MnSP) and obtained a minority interest in MnSP in 2004.  In 2002, we began refining crude soybean oil into a product known as refined and bleached oil, and in early 2003, we became the majority owner and assumed management control of Urethane Soy Systems Company (USSC), which produces Soyol, a bio-based polyurethane product made from soybean oil.

Our core business consists of processing locally grown soybeans into soybean meal and soybean oil.  Soybean meal is primarily sold to resellers, feed mills, and to livestock producers as livestock feed.  Since the completion of our refining facility in 2002, we have processed most of our crude soybean oil into refined and bleached oil.  We sell our refined and bleached oil to a manufacturer of various retail and bulk food products where it is further processed for human consumption.  We are exploring the feasibility of installing facilities that would enable us to further process the refined and bleached oil we produce into biodiesel, consistent with our strategy to increase our vertical integration by adding value to our core products.

We plan to maintain a competitive position in the marketplace by producing high quality products, operating a highly efficient operation at the lowest possible cost, and adding value to our core products to capture larger margins.  We plan to increase our cost efficiency by increasing daily production capacity and to add value to our products by investing in further processing of our products and developing and reviewing new applications for our products in the plastics and energy fields.

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

Industry Information

The soybean processing industry converts soybeans into soybean meal, soybean hulls and soybean oil. Food ingredients are the primary end use for the oil, while the meal and hulls are mostly consumed by animals. Crude soybean oil is refined by our customers for use as salad and cooking oil, baking and frying fat, and to a more limited extent, for industrial uses.  According to Oil World 2020, a compilation report published in 1999, the U.S. soybean processing industry is projected to grow at an annual rate of approximately 1 to 1½%.

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

Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Poultry and swine dominate soybean meal consumption in the U.S. On average, exports of soybean meal account for 15 to 20% of total production. A bushel of soybeans typically yields approximately 48 pounds of meal and 11 pounds of crude oil when processed.

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

Soybean crushing and refining margins are cyclical, characteristic of a mature, competitive industry. In addition, while the price of soybeans may fluctuate substantially from year to year, the prices of meal and oil generally track with the soybeans, although not necessarily on a one-for-one basis, and therefore, margins can be variable.

The soybean industry has worked diligently to introduce soy products as bio-based substitutes for various petroleum-based products.  Such products include biodiesel, soy ink, lubricants, candles and plastics.  Demand for biodiesel, in particular, is expected to expand, in part due to recently introduced federal incentives.  Biodiesel is a substitute for standard, petroleum-based diesel fuel that is made from approximately 90% vegetable oil (such as soybean oil) or animal fat and 10% alcohol (methanol).  The chemical reaction resulting from the combination of these components produces biodiesel and glycerin.  Although the long-term average price differential of biodiesel is currently about $1 per gallon higher than standard diesel fuel, the 2004 Jobs Creation Act establishes a blender’s tax credit that will equate to about $1 per gallon of biodiesel.  This new tax credit, along with some earlier, less significant production incentives, have essentially closed the price gap between standard diesel fuel and biodiesel, considerably increasing the feasibility of large-scale biodiesel production.

Reorganization

South Dakota Soybean Processors was originally organized on December 6, 1993, as a South Dakota cooperative, which was entitled to single-level, pass-through tax treatment on income generated through the members’ patronage. This allowed us to pass our income on to our members in the form of distributions without first paying taxes at the company level, similar to a partnership. However, as we grew, the continuing availability of this advantageous tax treatment was becoming less and less secure. Accordingly, in 2001 the cooperative’s Board of Directors approved a plan to reorganize into a South Dakota limited liability company (LLC), which may elect to be taxed as either a partnership or a corporation.  As an LLC, we plan to retain our historic single-level income tax treatment by electing to be taxed as a partnership.

The plan of reorganization was duly approved by our members at a meeting held on June 20, 2002, and the reorganization became effective July 1, 2002. The transaction was an exchange of interests whereby the assets and liabilities of the cooperative were transferred for capital units of the newly formed limited liability company, Soybean Processors, LLC. The capital units were distributed to our members upon dissolution of the cooperative at a rate of one capital unit of the LLC for each share of equity stock owned in the cooperative. The distribution of capital units to our members was registered under the Securities Act of 1933, as amended. For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction. Upon completion of the reorganization, the name of the limited liability company was changed to South Dakota Soybean Processors, LLC.

Products & Services

Soybean Processing

We crush and process soybeans to extract the soybean oil from the protein and fiber portions of the soybean.  Approximately 80% of the weight of the soybeans that we process annually is sold as soybean meal or hulls.  The meal and hulls are shipped out by truck and rail car.  Primary markets include the local truck market, the Pacific Northwest, and exports to Canada.  Currently our significant meal customers include Land O’ Lakes and Commodity Specialists.  We currently extract crude soybean oil at a level equal to approximately 20% of the weight of the soybeans that we process annually.  We process most of the crude soybean oil we produce into refined and bleached oil or Soyol.  Depending upon market conditions, excess crude soybean oil is sold to other soybean oil refiners, stored for future use, or delivered against Chicago Board of Trade (CBOT) futures contracts since our Volga plant site is a registered delivery point for the CBOT soybean oil futures contract.  We receive a storage payment through CBOT for all oil that is delivered into this program.

Refining

We began refining operations in August 2002 with the start-up of our on-site refining facility adjacent to our crushing plant in Volga, South Dakota. Refining consists of processing the crude soybean oil we produce through a series of processes and filters to create a product known in the industry as refined and bleached oil.  We refined approximately 92% of the crude soybean oil we produced in 2004.

We have an exclusive supply agreement with ACH Foods to provide its facilities with a consistent supply of refined and bleached oil on a general requirements basis. Pricing is fixed for the first five years (until January 15, 2007), with the option to renegotiate the price thereafter. The oil is transported by rail from our plant to one of ACH Foods’ facilities, where it is further processed for the edible oil market.

Polyurethane

We also process crude soybean oil to produce Soyol, a bio-based polyurethane product made from specially processed crude soybean oil that has been developed for use as a replacement for certain petrochemical products.  Soyol is relatively new in the market and has been undergoing research and development in recent years.  SDSP does the initial crude oil processing at the Volga, South Dakota facility and ships it directly to USSC’s customer.

USSC developed Soyol and is now responsible for its marketing.  Soyol is a kind of polyol, which is a key chemical in foam formulation. It reacts with other ingredients to form different types of polyurethane foam, which can be used in a variety of products such as insulation, packaging, furniture padding, carpet backing and footwear.

USSC holds the patents for Soyol and a number of related production processes and industrial uses.  We have the exclusive rights to supply soybean oil for USSC’s sales of Soyoluntil 2014 and have agreed not to sell soybean oil to any other company in the plastics industry. We have also been assigned the rights to a patent and have developed a second patent relating to the modification of crude soybean oil for use in industrial applications such as manufacturing Soyol that provides cost advantages over other process techniques.

USSC’s sales personnel are located throughout the upper Midwest, and USSC is completing new research and development laboratories at our Volga site.  Dow Chemical is a primary customer of USSC utilizing Soyol in its Biobalance® product, a polyurethane carpet backing.  John Deere also uses Soyol in its Harvest Form® product, a rigid polyurethane combine shield.

We originally purchased a 4% ownership in USSC in May 2000 for $1 million. Effective January 2003, we agreed to invest an additional $8.55 million to acquire a 58% majority ownership interest in USSC by purchasing shares from existing shareholders and newly issued shares from USSC.  We also agreed to take over the management of USSC.  We currently hold six of the nine seats on USSC’s board of directors, and our CEO is also the president of USSC.  We purchased the newly issued shares of USSC for $4.50 million which was paid during 2003 and 2004.  We purchased the shares from the existing shareholders of USSC for $4.05 million on an installment basis and have two remaining equal annual installments of $891,000 payable in October of 2005 and 2006.

Other

We also generate income from various other projects, including construction management fees for overseeing the general construction of a 100,000 bushel per day soybean processing facility built by Minnesota Soybean Processors (MnSP) in Brewster, Minnesota.  In addition, at times we earn miscellaneous income for consulting fees or the completion of feasibility studies or other projects.

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

We made our required reinvestment in MnSP in the third quarter of 2004 by transferring a 63 million-pound oil storage tank and loading facilities that we constructed on land adjacent to the MnSP site.   In exchange for such transfer, we received 1,400,400 (post split) shares of Class A Stock of MnSP, representing approximately 7% of MnSP’s outstanding shares.  In the third quarter of 2004, we subscribed for 287,500 shares of Class B Stock in MnSP.  The shares are 8%, Non-Cumulative Convertible Class B Preferred Stock sold at $2.00 per share.  We made our deposit of $287,500 and will pay the remaining commitment of $287,500 if MnSP completes the offering.  We also made approximately $500,000 in interest-free loans backed by members’ equity to our members to invest in MnSP.  These loans will be repaid through member distributions.

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

Raw Materials and Suppliers

We procure soybeans from local soybean producers and country elevators. In 2004 soybean production in South Dakota was approximately 140 million bushels up significantly from 2003’s crop of 113 million bushels, which was low primarily due to dry weather conditions. We control the flow of soybeans into the plant with a combination of pricing and contracting options. Threats to the soybean supply include weather, changes in government programs, and competition from other processors and export markets. Our refining plant and polyurethane production procure their entire supply of crude soybean oil from our crushing plant.

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

Employees

We currently employ approximately 109 individuals. All but 23 of our employees are full-time. We have no unions or other collective bargaining agreements.

Sales, Marketing and Customers

Our primary meal markets are the local truck market (typically within 200 miles of our Volga plant), the Western U.S. (Washington, Oregon and California), and exports (to Canada).  Our primary soybean oil market is Illinois and is served by rail.  Our rail service is provided by the Dakota, Minnesota and Eastern (DM&E) rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP).  The table presented below lists the percentage of sales by quantity of product sold within various markets for 2004.

	Soybean Meal	Crude Soybean Oil	Refined Oil

Local	38%	6%	—
Other U.S. States	53%	67%	100%
Export (including Canada)	9%	27%	—

Competition

We are the only significant hexane extraction plant in South Dakota and we believe that we have approximately 7% of the soybean processing capacity in the Upper Midwest and about 1% in the United States.  We plan to maintain our competitive position in the market by producing high quality product and operating a highly efficient operation at the lowest possible cost, and adding value to our products.  We plan to increase our cost efficiency by increasing daily production capacity, adding value to our products by investing in further processing of our products and developing and reviewing new applications for our products in the plastics and energy fields.

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

Item 2.                         Properties

We conduct our operations principally from our facilities in Volga, South Dakota.  We own our facilities at Volga, and they serve as collateral for our credit facilities.  In addition, USSC leases office space for a portion of it sales staff in Princeton, Illinois.

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

On January 28, 2003, we were served with notice that we had been named as a defendant in a breach of contract suit in the circuit court of Cook County, Illinois, along with a number of other individual defendants, including our Chief Executive Officer, Rodney Christianson. The plaintiff, James Jackson, was an employee of USSC whose services were terminated shortly after we became the majority owner in early January 2003. Mr. Jackson claims that he was wrongfully terminated and that the defendants unjustly interfered with his employment contract and committed fraud in connection with our acquisition of a controlling interest in USSC. He is claiming nearly $1 million in compensatory damages and $5 million in punitive damages. Based upon our investigation of the facts surrounding the case, we believe that Mr. Jackson’s employment contract was not properly authorized and that his claims are substantially without merit. We are vigorously defending the action; however, we cannot provide any assurance that we will be successful in disposing of the case or that any costs of settlement or damages would not be material if we are unable to get the case dismissed.  We have entered into mediation negotiations with Mr. Jackson, but have not yet reached a settlement agreement.  Under the terms of our stock purchase agreement with USSC, we believe that we would be entitled to indemnification from USSC for our costs to settle or defend the suit, although since we now own 58% of USSC we will not receive dollar-for-dollar indemnification from USSC.

Item 4.                         Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the quarter ending December 31, 2004.

Part II

Item 5.                         Market for Registrant’s Common Equity and Related Stockholder Matters

Neither SDSP, nor our predecessor cooperative, sold any equity securities during the past three years ended December 31, 2004; however, we implemented a two-for-one capital unit split effective June 17, 2003.  Subsequent to December 31, 2004, we commenced an offering of capital units further described below under the section, “Capital Raising”.

Trading Activity

As of March 15, 2005, we had 28,334,750 Class A capital units outstanding, held by 2,114 members.  There is currently no active trading market for our capital units, and there has not been any trading activity in our capital units for the past two years.

Although we are not currently permitting trading in our capital units, other than for the limited permitted private transfers discussed above that are subject to the approval of our Board of Managers, we are in the process of establishing a limited alternative trading service for our capital units, which we expect to begin operating in the third quarter of 2005.  The trading service is expected to be operated by Variable Investment Advisors, Inc., a registered broker/dealer that will also be registered with the Securities and Exchange Commission as an alternative trading system.  Under our trading service, our Board of Managers will not permit the number of capital units traded through the service each year to exceed 2% of our total issued and outstanding capital units.  This is necessary in order to ensure that the trading service falls within certain “safe harbors” contained in the publicly traded partnership rules under the federal tax code.  We have obtained a private letter ruling from the IRS regarding the contemplated structure of our capital units trading service confirming that such structure will comply with the IRS’s safe-harbor provisions for the publicly-traded partnership rules.  As part of implementing the trading service, our Board has approved some clarifying changes to the Operating Agreement to reflect the treatment of our member’s capital accounts and the allocations to the capital accounts.  These changes to the Operating Agreement will be presented to the members for approval at our annual meeting in June 2005.

Distributions

In 2002, we paid total cash distributions to our members in the amount of $5.5 million (19.53¢ per capital unit on a post-split adjusted basis).  In 2003, we paid total cash distributions to our members in the amount of $2.5 million (9.0¢ per capital unit).  In March 2004, we made a cash distribution to our members in the amount of approximately $3.3 million (11.64¢ per capital unit).  This was the only distribution in 2004.

Under our Operating Agreement, the Board is required to distribute 30% of available net income (i.e. gross cash proceeds from operations after deducting amounts used to pay expenses or establish reserves at the Board’s discretion) to members each year, unless available net income does not exceed $500,000 or such a distribution would violate or cause a default under the terms of our debt financing or other credit facilities or is otherwise prohibited by law.  Any other distributions are entirely at the discretion of the Board of Managers and there is no guarantee as to when or if the Company will make distributions in any particular amount or at all and actual distributions will depend upon profitability, expenses and other factors.  Earnings, losses and cash distributions are allocated to members based on their percentage of capital unit ownership.

Trading Restrictions

As a limited liability company, we must strictly restrict transfers of our capital units in order to preserve our preferential single-level tax status.  Our capital units may not be traded on any national securities exchange or in any over-the-counter market.  All transfers must be in accordance with our Capital Unit Transfer System, as it maybe amended by the Board of Managers from time to time. Our Capital Unit Transfer System prohibits any transfer that would result in the loss of our partnership tax status.

Pursuant to our Operating Agreement, a minimum of 2,500 capital units is required for membership, and no member may own more than 1.5% of the total outstanding capital units. In addition to the transfer restrictions described above, under certain limited circumstances the Board also retains the right to redeem the capital units at the greater of $.20 per capital unit or the original purchase price paid upon issuance of such capital units less cumulative distributions paid with respect to such capital units.  The Board’s right to redeem is available in the event a member breaches the Operating Agreement or other contract with SDSP or upon a failure to fulfill the membership requirements, including the foregoing minimum and maximum ownership requirements, but only if the member fails to cure the default within the twenty-four months after we send written notice.

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

Item 6. Selected Financial Data

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC and our predecessor cooperative for the periods indicated. The historical financial information in the table below includes audited financial data of our predecessor cooperative prior to the effectiveness of the reorganization on July 1, 2002. The financial statements for the year ended December 31, 2004 included in Item 8 of this report were audited by Gordon, Hughes & Banks, LLP.  The financial statements for the years ended December 31, 2003 and 2002 included in Item 8 of this report were audited by Eide Bailly LLP.

	Years Ended December 31,
	2004	2003	2002	2001	2000

Bushels Processed	26,823,093	28,384,272	27,963,507	26,924,542	26,832,064

Statement of Operations Data:
Revenues:
Net Sales	$238,211,056	$207,256,575	$159,488,645	$148,258,146	$145,273,300
Patronage Income	153,961	97,975	36,801	1,460,386	1,779,755
CBOT Storage Income	58,769	1,416,333	1,867,769	1,629,420	1,436,184
Agent Fee Income	—	—	258,988	463,896	450,674
Grant Income	33,022	—	—	—	—
Management Fees & Misc.	162,270	1,245,205	1,286,340	—	—
	238,619,078	210,269,710	162,938,543	151,811,848	148,939,913
Costs & Expenses:
Cost of goods sold	232,703,866	203,022,360	152,583,964	141,359,124	140,293,625
Marketing & Admin Expense	4,476,511	3,639,442	2,679,633	2,234,248	1,768,207
Interest Expense	1,425,849	802,178	542,220	483,223	1,050,880
Income Tax Expense (Benefit)	1,032	(131,474)	520,000	—	—
Minority Interest in Loss of Subsidiary	(676,792)	(457,620)	—	—	—
Net Income	$688,612	$3,394,824	$6,612,726	$7,735,253	$5,827,201

Weighted Average Capital Units Outstanding(1)	28,250,139	28,258,500	28,258,500	28,258,500	28,258,500
Net Income per Capital Unit	$0.02	$0.120	$0.235	$0.275	$0.205

Balance Sheet Data:
Working Capital	$(2,865,135)	$9,499,231	$5,363,332	$4,212,055	$3,173,651
Net Property, Plant & Equipment	30,130,219	31,825,619	33,761,185	31,892,837	31,872,946
Total Assets	72,499,888	81,617,064	70,284,896	58,680,968	55,030,320
Long-Term Obligations	9,115,496	17,664,442	10,234,523	8,346,078	8,649,420
Members’ Equity	32,122,573	34,730,590	33,875,593	32,779,725	30,771,474

Other Data
Capital Expenditures	$1,209,602	$1,016,849	$4,645,020	$2,718,740	$720,956

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

Executive Overview

We generated gross profit of $5.5 million in 2004, an increase of 30% versus 2003. Margins in the soybean complex improved in the second and third quarters of 2004 due to the oilseed complex rationing of the short U.S. soybean crop reducing the supply, and increasing the price, of soybean meal and soybean oil.  Margins in the fourth quarter weakened due to general reluctance by farmers to sell soybeans following a sharp drop in soybean prices.  Net income generated for 2004 was $689,000.  Net income decreased 80% for 2004 versus 2003.  The decrease in net income was primarily due to non-operating income, consisting of construction management and soybean oil storage, decreasing by an aggregate of $2.6 million in 2004 versus 2003, a $0.6 million increase in interest expense due to higher commodity prices and a $0.8 million increase in administrative expenses resulting from additional expenses incurred in connection with the management and operation of ussc.  Despite a record 2004 crop harvested and good demand for soy products, management expects margins in the near term to be under pressure as farmers adjust to soybean prices dropping from over $9 per bushel to the low $5 range.

Since our construction management services for Minnesota Soybean Processors (MnSP) have been completed, we are now performing management and marketing services for MnSP on a cost-sharing basis. This cost-sharing arrangement has helped to offset the increased expenses that we have incurred in our efforts to improve soybean oil margins and expand soybean oil markets to the polyurethane industry.

We expect to continue to make progress towards our long-term objectives of delivering high quality products and services at the lowest possible costs and adding value to our products by investing in further processing of our products and developing and reviewing new applications for our products in the plastics and energy fields.  During 2004, we continued to expend capital to fund the operations of Urethane Soy Systems Company, Inc. (“USSC”), our majority-owned subsidiary which produces Soyol®, a bio-based polyurethane product made from soybean oil.  USSC has used these funds to raise the level of industry experience of its staff, target its marketing and sales, increase its product lines, improve quality control and relocate its research facilities to our Volga, South Dakota plant site. As of June 2004, USSC had a fully operating and staffed chemical and applications lab. In addition, during the third and fourth quarter of 2004, USSC’s marketing efforts were highlighted by the following achievements:

•                  In the carpet industry, the largest supplier of carpet backing polyurethane systems agreed to market USSC’s products;

•                  In the automotive industry, USSC successfully produced seat cushions for Ford Motor and Volvo, successfully completed a headrest trial at Lear, and received indications of interest from Toyota, GM, and Intier;

•                  In the polyurethane bed-liner market, USSC completed product testing and began marketing of its Bio TuffTM bed-liner system, a USSC trademark; and

•                  In the pulltrussion industry, USSC conducted successful production tests in a customer’s plant.  We expect the customer will make products with USSC’s system commercially available by mid 2005.

In addition, USSC has developed three new product uses for Soyol and major progress has been made to reduce the odor of Soyol in polyurethane products.  We believe that during 2005 we will see growth in demand for Soyol as customers in the carpet, rigid foam, flex foam, pulltrusion and automotive industries complete their testing of Soyol.  We, however, do not anticipate that USSC will generate net income until at least 2006.

As a result of adverse changes in the soybean market and our continued capital investment in USSC, we encountered some cash flow constraints in 2004.  In order to provide additional working capital and finance our capital investment in USSC, our Board authorized a capital units offering to raise up to $11.25 million, which was launched in February 2005.

Company Profile

We own and operate a soybean processing plant, a Soyol® production facility and a soybean oil refinery in Volga, South Dakota.  We were originally organized as a South Dakota cooperative, and reorganized into a South Dakota limited liability company effective July 1, 2002.  We began producing crude soybean oil and soybean meal in late 1996, and since then we have expanded our business to include the development of new product lines and management services.  In 2000, we began providing management services to Minnesota Soybean Processors and obtained a minority interest in MnSP in 2004.  In 2002, we began refining crude soybean oil into a product known as refined and bleached oil, and in early 2003, we became the majority owner and assumed management control of USSC.

When we began refining operations in 2002, we started reporting our results by operational segments because we anticipated that those components of our business would be managed and evaluated independently; however, since then we have been processing most of the crude oil we produce into refined and bleached oil or Soyol® instead of selling it, and the production, sales and marketing of our products have been substantially integrated. Accordingly, in late 2003, we began the process of reevaluating whether segment reporting is necessary and along with our auditors have since concluded that segment reporting is not necessary under the applicable accounting rules.  We therefore discontinued segment reporting of our business operations in 2004.

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

Revenue – Revenue increased from $207.3 million for the year ended December 31, 2003 to $238.2 million for the year ended December 31, 2004, an increase of approximately $30.9 million, or 14.9%.  The improvement was a result of several factors.  Principally, the increase in revenues is a result of higher soybean meal and soybean oil prices along with higher sales volume of refined and bleached oil.  The average sales prices for soybean meal, crude soybean oil, and refined and bleached soybean oil increased by 23.9%, 12.0%, and 30.4%, respectively.  In addition, sales volume of refined and bleached soybean oil increased by 7.3% in 2004 versus 2003.  The increases attributable to these factors were offset by a decrease of 85.1% in sales volume of crude soybean oil during 2004, which resulted from the fact that we sold crude soybean oil we held in storage during 2003.

Gross Profit/Loss – During the year ended December 31, 2004, the Company generated a gross profit of $5.5 million, compared to a gross profit of $4.2 million for the year ended December 31, 2003.  While revenues increased by $30.9 million, cost of revenues increased only $29.7 million over 2003. Revenues increased due to higher soybean meal and soybean oil prices offset by a decrease in crude soybean oil volume.  The increased cost of revenue was caused by a $26.1 million (15.0%) increase in cost of product sold and a $3.1 million (21.4%) increase in freight expense for the year ended December 31, 2004 compared to 2003.  The increased cost of product sold was due to higher soybean prices, which increased approximately 25.0% from the year ended December 31, 2003.  The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased by $837,000, or 23%, for the year ended December 31, 2004 compared to the same period in 2003.  This increase resulted from additional expenses incurred in connection with the management and operation of USSC.  USSC remains in the developmental stage, and we continue to incur marketing and research and development expenses to develop a market for Soyol®.  Administrative expenses for 2004 also include amortization of certain patents previously classified as goodwill. Some of the increase in administrative expenses associated with USSC has been offset by lower general and administrative expenses that we are incurring on our crushing and refining operations as a result of our cost-sharing arrangement with MnSP.

Interest Expense – During 2004, interest expense increased by $620,000, or 77.7%, compared to 2003.  The increase was due to higher debt levels resulting from the increase in soybean prices and higher interest rates.  On December 31, 2004, we had outstanding debt of $10.2 million, most of which consists of the Company’s senior debt which bore interest at an annual rate of 4.85% interest as of December 31, 2004.  At December 31, 2003, we had outstanding debt of $18.5 million, the majority of which bore interest at an annual rate of 3.47%.  The average debt level throughout 2004 was approximately $23.6 million compared to an average debt level during 2003 of approximately $21.8 million.

Net Income/Loss – We recorded net income of $689,000 for the year ended December 31, 2004, compared to net income of $3.4 million in 2003.  The decrease of $2.7 million in net income is primarily attributable to a decrease in other non-operating income and an increase in administrative expenses incurred in connection with the management and operation of USSC, offset by an increase in revenue as a result of higher soybean meal and soybean oil prices. Other non-operating income decreased by $2.7 million (91.3%) for the year ending December 31, 2004, compared to the same period in 2003. This decrease was primarily due to a decrease of $1.1 million in construction management income and a decrease of $1.5 million in soybean oil storage income.

Comparison of Years Ended December 31, 2003 and 2002

Revenue – Revenue increased from $159.5 million for 2002 to $207 million for 2003, an increase of 30%.  The improvement was a result of several factors.  Principally, commodity prices increased for all of our commodities, and sales of our refined and bleached oil were up 363% for the year as a result of a full year of operations of our refinery versus four months of operations in 2002.  Total soybean oil sales were up 38% due to sales in 2003 of soybean oil held in storage from 2002, a higher soybean oil yield per bushel, and an increase in the volume of soybeans processed.  We placed significant quantities of oil in storage in 2002 because prices were relatively low and we hoped to realize greater basis improvement in later sales.  Basis objectives were achieved in 2003 and most of the stored oil was sold and shipped during 2003.  As a result, we sold 95 million more pounds of crude and refined and bleached oil during 2003 than in 2002.  We do not expect these higher sales levels of crude and refined and bleached oil to be sustained in the short-run due to the exhaustion of our stored oil inventory.

Gross Profit – During 2003, the Company achieved a gross profit of $4.2 million compared to a gross profit of $6.9 million in 2002, a 39% decrease.  Total cost of revenue increased by $50.4 million, a 33% increase in 2003 versus 2002. The increased cost of revenue was caused by increased cost of product sold, production and freight costs of $45.7 million (36%), $2.3 million (20%), and $2.4 million (20%), respectively.  Factors impacting the increased cost of product sold in 2003 included a 1.5% increase in the volume of soybeans processed, 95 million pounds of additional soybean oil sales, and higher commodity prices of soybeans.  The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.  The increased production expense was attributable to higher natural gas prices, increased depreciation expense for the refinery assets, and increased labor and personnel expenses for the refinery operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Comparison of the years ended December 31, 2004 and 2003

Cash Flows from Operating Activities

Operating activities generated $12 million for the year ended December 31, 2004, compared to $2.0 million for the year ended December 31, 2003. The funds generated in the year ended December 31, 2004 consisted primarily of $689,000 of cash from net income plus depreciation and amortization of $3.7 million, a $8.3 million change in current assets and liabilities, less $677,000 of minority interest in the net loss of USSC and non-cash patronage dividends of $108,000.  The primary changes from 2003 included a $12.4 million decrease in working capital needs, offset by $2.1 million less net income in 2004, a $219,000 reduction in minority interest in net loss of subsidiary, and a $98,000 reduction in depreciation expense.

Cash Flows from Investing Activity

Investing activities used $1.9 million during the year ending December 31, 2004 compared to $5.5 million for the year ended December 31, 2003.  The purchase of shares in MnSP accounted for $601,000 of such expenditures in 2004.  In 2003, we purchased shares in USSC amounting to $4.1 million.  In addition, we purchased $1.2 million of property and equipment during the year ending December 31, 2004 compared to $1.0 million purchased in the period ending December 31, 2003.  The $1.2 million spent on property and equipment during the year ended December 31, 2004 consisted of equipment to increase the energy efficiency of the boiler, improvements in our crushing operations, and increased storage for Soyol. During 2003, the $1.0 million spent on property and equipment consisted of consolidation software to upgrade our technological capabilities and several other projects to improve our soybean processing and refining operations.

Cash Flows from Financing Activity

Net cash used by financing activities for the years ending December 31, 2004 was $10.6 million, compared to a generation of $4.1 million of cash flows in 2003.  During the year ended December 31, 2004, we made payments of $8.3 million on long-term debt commitments by carrying smaller values in accounts receivable and distributed $3.3 million to our members, offset by a $1.0 million increase in outstanding checks in excess of bank balances.  During the year ended December 31, 2003, we increased our borrowings by $9.5 million, as a result of carrying larger values in accounts receivable and inventory, less operating income and expenditures for capital investments, including our investment in USSC.  These additional borrowings in 2003 were offset by a distribution to our members of $2.5 million and payments of $1.6 million on long-term debt commitments.

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

Cash Flows from Investing Activity

Investing activities cost $5.5 million during the year ending December 31, 2003 compared to $6.9 million for the year ended December 31, 2002.  The purchase of shares in USSC accounted for $4.1 million of such expenditures in 2003.  We also advanced loans to our members of $480,000 on future distribution payouts towards the purchase of MnSP stock.  In addition, we purchased $1.0 million of property and equipment during the year ending December 31, 2003 compared to $4.6 million purchased in the period ending December 31, 2002.  The primary variance in property and equipment is due to the construction of the oil refinery at our Volga location during 2002. The $1.0 million spent on property and equipment during the year ended December 31, 2003 consisted mostly of small items. The largest single investment during that period was consolidation software to upgrade our technological capabilities and several projects to improve our soybean processing and refining operations.  In 2002, we also spent approximately $2.3 million for the construction of a new oil storage tank in Brewster, MN, which we transferred to MnSP for approximately 7% of MnSP’s outstanding shares.

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

Indebtedness

CoBank is our primary lender. Effective June 17, 2004, we modified the two lines of credit with CoBank to meet the needs of our operations. The first is a revolving long-term loan agreement. Under the terms of this loan, we began with a $18.4 million credit line. It now reduces by $1.3 million approximately every six months. The final payment will be equal to the remaining unpaid principal balance of the loan on March 20, 2011. The revolving loan is set up so that we may borrow funds as needed up to the credit line maximum, and then pay down the principal whenever excess cash is available. Repaid amounts may be reborrowed up to the available credit line. We pay a 0.50% annual commitment fee on any funds not borrowed.

The second credit line is a revolving working capital loan.  In February 2005, CoBank unilaterally extended this agreement from March 31, 2005 to July 1, 2005.  The primary purpose of this loan is to finance inventory and receivables. The maximum availability under this credit line is $16 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid the commitment fee.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The balance borrowed on the revolving term loan was $7.9 million and $15.3 million as of December 31, 2004 and 2003, respectively. There were no advances outstanding on the working capital loan at December 31, 2004 and 2003.  The annual interest rate on both the working capital and revolving term loans as of December 31, 2004 was 4.85%.  CoBank has agreed to defer our next two scheduled principal payments of an aggregate of $2.6 million.

We also have other long-term contracts and notes totaling approximately $2.3 million, with a weighted average annual interest rate of 2.2% as of December 31, 2004. These arrangements include a no interest $1.8 million long-term payable to the other USSC shareholders relating to our purchase of their tendered USSC shares. The obligation is secured by the purchased shares, with final payment due on October 31, 2006. Our highest interest payable during 2004 was a $250,000 loan held by USSC at 15% per annum which became due February 13, 2005 and has been paid in full.  We made principal payments of $976,000 and $1,452,000 on these additional long-term obligations during the years ended December 31, 2004 and 2003, respectively.

Capital Raising

We are currently conducting a registered offering to sell up to 5,625,000 new capital units. The offering was made available exclusively to our existing members of SDSP at a price of $2.00 per capital unit until April 11, 2005, and is now available to the general public at a price of $2.50 per capital unit.  Anyone interest in learning more about such offering may request a copy of the prospectus that describes the offering terms from South Dakota Soybean Processors, LLC, 100 Caspian Avenue, P.O. Box 500, Volga, South Dakota 57071 or by contacting Lucas Uecker at (605) 627-6138.  All investments must be made in accordance with the terms described in the prospectus.  Nothing in this paragraph or report shall constitute an offer to sell capital units or other securities of SDSP.

Capital Expenditures

We invested approximately $1.2 million in capital expenditures during the year ended December 31, 2004 compared to approximately $1.0 million in capital expenditures during the year ended December 31, 2003.  Depending on the success of the current offering described above, we anticipate spending between $1.0 and $2.0 million on capital expenditures during the year ended December 31, 2005.  Our principal source of funds, in addition to the offering described above, is anticipated to be cash flows from operating activities and borrowings under our revolving and working capital loans with CoBank.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

We do not utilize special purpose entities or off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $2.1 million and $1.9 million for the years ending December 31, 2004 and 2003, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $1.8 million and $1.6 million for the years ending December 31, 2004 and 2003, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $198,000 and $328,000 for the years ending December 31, 2004 and 2003, respectively. Some of these leases include purchase options; however, none are for a value less than fair market value at the end of the lease.  The reason for the decrease in other lease expense for 2004 is the expiration of leases for off-site oil storage facilities during 2003.

The following table shows our contractual obligations for the periods presented.

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$10,202,589	$1,216,438	$1,039,011	$1,247,140	$6,700,000

Capital Lease Obligations	—	—	—	—	—

Operating Lease Obligations	20,447,504	2,148,707	4,055,919	3,232,584	11,010,294

Purchase Obligations	—	—	—	—	—

Other Long-Term Liabilities	129,345	11,000	22,000	—	96,345

Total	$30,779,438	$3,376,145	$5,116,930	$4,479,724	$17,806,639

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

Long-lived assets, including property, plant and equipment and investments are evaluated for impairment on the basis of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impaired asset is written down to its estimated fair market value based on the best information available. Considerable management judgment is necessary to estimate undiscounted future cash flows and may differ from actual.

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

Item 8.                                   Financial Statements and Supplementary Data

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report, and financial statements and schedules for the year ended December 31, 2004 referenced therein, which are hereby incorporated by reference.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The independent audits covering our financial statements for the years ended December 31, 2003 and 2002, were conducted by Eide Bailly, LLP.  On January 18, 2005, we accepted Eide Bailly’s resignation from its engagement to perform the audit of our financial statements for the year ended December 31, 2004.  Such resignation was presented in person by representatives of Eide Bailly and approved by our Audit and Finance Committee and our Board of Managers at meetings held on January 18, 2005.  Eide Bailly stated that the reason for its resignation was its concern that the assistance rendered to us by certain of Eide Bailly’s personnel in connection with the preparation of our financial statements in 2004, though believed to be de minimus, could be viewed as prohibited bookkeeping services and that its independence to perform our audit for 2004 could therefore be compromised.  We did not dispute Eide Bailly’s determination.

Eide Bailly performed our audit for each of the two most recent fiscal years (2002-2003) and neither of the reports on the financial statements for either of those years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.  We have not had any disagreements with Eide Bailly during either of our two most recent fiscal years (2002-2003) or during any subsequent interim period preceding its resignation on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Eide Bailly, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.  Eide Bailly has not advised us: (a) that the internal controls necessary for us to develop reliable financial statements do not exist, (b) that information has come to its attention that has led it to no longer be able to rely on management’s representations, or that has made it unwilling to be associated with the financial statements prepared by management, or (c) of the need to expand significantly the scope of its audit or that information has come to its attention that if further investigated may (i) materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements with respect to the periods covered by such reports, or for any subsequent period or (ii) cause it to be unwilling to rely on management’s representations or be associated with our financial statements.

At the same meetings, our Audit and Finance Committee and Board of Managers approved the engagement of Gordon, Hughes & Banks, LLP, to perform the audit of our financial statements for the fiscal year ended December 31, 2004, and to re-review our interim financial statements for the first three quarters of 2004.  Gordon, Hughes & Banks has never performed any audit services or any other accounting or advisory services for us.

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

Item 9B.  Other Information

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

The table below describes important information about the members of the Board of Managers.

Name, Address, Telephone and Board Position, if any	Age	Board Member Since	Current Term Expiring	Occupation and Background

Paul Barthel 22308 486th Ave. Elkton, SD 57026	36	1996	2006

Paul has been a farmer for the past 18 years. He is a member of the South Dakota Soybean Association, and the South Dakota Corn Growers. Paul graduated from South Dakota State University in Brookings, SD in 1992 with a major in Ag Business and minor in Agronomy.

Dean Christopherson 32732 Quine Ave. Worthington, MN 56187	56	2004	2007

Dean has been a farmer for the past 32 years. He is president of Nobles County Farm Bureau and a 4-H leader. He is a past director of SouthWest Farm Management and AMPI. Dean is a trustee and committee member of First Covenant Church in Worthington, MN. He attended Worthington Community College for two years and the University of Minnesota for one year.

Wayne Enger 2090 180th Street Madison, MN 56256	51	2004	2007

Wayne has been a farmer for the past 30 years. He is secretary of the State Line Farmers Cooperative Elevator and was a board member of the Lac Qui Parle County Soybean Producers. Wayne has served as president and treasurer of the Midwest Cattlemen’s Association and is a former member of the Garfield Lutheran Church Board. Wayne graduated from University of Minnesota-Morris in 1975 with a bachelor’s degree in mathematics and German literature.

Dan Feige Vice President 45974 232nd St. Wentworth, SD 57075- 9644	49	1996	2005

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

Marvin Goplen 1671 270th Ave. Canby, MN 56220 (507) 223-7391	70	1995	2005

Marvin has been a farmer for the past 46 years. He is a member of the Farm Bureau, and the Minnesota Soybean Association. He is a Director of the Minnesota State Plowing Organization, and a member of the National Plowing Organization. Marvin attended the University of Minnesota, St. Paul, MN for 2 years concentrating in Agriculture

Ryan J. Hill 36327 210th St. Brewster, MN 56119	56	1995	2006

Ryan has been a farmer for the past 30 years. He belongs to the National and Minnesota Corn and Soybean Growers Associations. Ryan attended Worthington Junior College, and participated in the U.S. Navy Engineering metallurgy program in 1969.

Name, Address, Telephone and Board Position, if any	Age	Board Member Since	Current Term Expiring	Occupation and Background

Marvin Hope President 45886 217th St. Volga, SD 57071-9355	68	1994	2005

Marvin has been a farmer for the past 46 years. He is a member of the South Dakota Soybean Association, and the American Soybean Association. He belongs to the National Corn Growers Association and the Farm Bureau. Marvin attended the Lutheran Bible Institute in Minneapolis, MN in 1956 and 1957.

James H. Jepsen 48480 231st St. Flandreau, SD 57028- 6631	47	1996	2005

James has been a farmer for the past 28 years. He is currently a member and was the former President of the South Dakota Soybean Association. Jim attended South Dakota State University in Brookings, SD and received an Associate of Arts Degree in Agriculture and General Ag in 1977.

Peter Kontz 47068 223rd St. Colman, SD 57017	62	1998	2007

Peter has been a farmer for the past 37 years. He is a member of the South Dakota Cattlemen’s Association (Treasurer for four years), South Dakota Corn Growers Association, and the South Dakota Soybean Association. He attended the School of Agriculture in Brookings, SD.

Laron Krause 47244 181st St. Clear Lake, SD 57226

44

2004

2007

Laron has been a farmer for the past 26 years. He is a member of the South Dakota Soybean Association and a former president of the South Dakota Soybean Association, and a member of the Deuel County Memorial Hospital Board of Directors. Laron graduated from Canby Vocational Tech in Canby, MN in 1980 with a degree in Production Agriculture.

Bryce Loomis 19989 464th Ave. Bruce, SD 57220-5113	62	1998	2007	Bryce has been a farmer and seed sales representative for the past 36 years. He belongs to the National Corn Growers Association, the South Dakota Soybean Producers Association, and the Farm Bureau.

Gerald Moe 21469 452nd Ave. Arlington, SD 57212 (605) 983-5949	67	1994	2005

Gerald is a retired farmer, and was an active farmer for 45 years prior to retirement. He also has been a District Sales Manager for a major seed company for 10 years in the past. He is a member of the American Soybean Association, as well as a member of the Board of Directors for the Citizens State Bank in Arlington, SD. Gerald attended Augustana College for one year in Sioux Falls, SD.

Dale Murphy 102 E. 2nd Ave. PO Box 686 White, SD 57276 (605) 629-6181	74	1994	2006

Dale is a retired farmer, and was an active farmer for the previous 38 years. He was a director of the First National Bank in White, SD during 1987-1999. Dale attended Nettleton Commercial College in Sioux Falls, SD and earned a certificate in auditing and accounting in 1957.

Maurice Odenbrett 2778 41st St. Fulda, MN 56131 (507) 425-2624	59	1995	2005	Maurice has been a farmer for the past 39 years. He is a supervisor for the Belfast Township and serves as Vice Chairperson for the Murray County Township association.

Name, Address, Telephone and Board Position, if any	Age	Board Member Since	Current Term Expiring	Occupation and Background

Daniel Potter 31012 County Highway 6 Redwood Falls, MN 56283	73	1995	2006

Daniel has been a farmer for the past 52 years and is a 50% owner of Potterosa Farms, Inc. He belongs to the Redwood County Cattlemen’s Association, and the National Cattlemen’s Association. He is also a supervisor of the Redwood Soil and Water Conservation District and chairs the church Admin Council.

Steven C. Preszler 28708 433rd Ave. Menno, SD 57045 (605) 387-5228	46	2004	2005

Steven has been a farmer for the past 27 years. He is director and vice president of Lumber Yard Board. Steven is also the past president of Jaycees of Menno and treasurer of the Salem Reformed Church.

Rodney Skalbeck 80903 160th St. Sacred Heart, MN 56285 (320) 765-2542	70	1995	2006

Rodney has been a farmer for the past 51 years. He belongs to the Farmers Union, Land Stewardship Project and is a former Director of the Farm Credit association where he has had positions as chairman and vice chairman. He is also a former school board member and church board member and treasurer.

Lyle R. Trautman 409 Lakeview St. Box 83 Lake Benton, MN 56149	51	1996	2005

Lyle has been a farm operator and manager for the past 31 years. He is a member of the Lincoln County Soybean Growers Association, the Minnesota Soybean Growers Association, and the Minnesota Corn Growers Association. He is also a member of the Lake Benton City Council. Lyle attended Mankato State College for two years, and University of Minnesota for two quarters.

Delbert Tschakert 16150 442nd Ave. Florence, SD 57235	49	1994	2006

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

Anthony Van Uden 3461 300th Ave. Cottonwood, MN 56229	66	1996	2007

Anthony has been a farmer for the past 44 years. He is a member of Minnesota Soybean Association, and the American Legion. He is a past Director of the Farmers Elevator Company, Cottonwood, MN, Lucas Town board, as Chairman, and the Lyon County Planning and Zoning Committee.

Ardon Wek Secretary 43958 288th St. Freeman, SD 57029	47	1996	2006

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

Committees of Board of Managers

The Board of Managers has formed the following committees: finance and audit committee, nomination committee, governance committee, public relations committee, and planning committee.  The current members of the Audit Committee are Daniel Potter, who serves as the chairperson of the committee, Wayne Enger, Dan Feige, Maurice Odenbrett, Anthony Van Uden, and Ardon Wek.  Because our Board members are generally farmers, as is common for producer-based agricultural entities, we do not have an audit committee financial expert serving on our finance and audit committee.  The Board, however, has selected members for the finance and audit committee based on the Board’s determination that they are fully qualified to monitor management, our internal accounting operations and the independent auditors and are fully qualified to monitor our disclosures to assure that they fairly present our financial condition and results of operations In addition, the finance and audit committee has the authority to engage advisers as it deems necessary to assist it in carrying out its duties.

In March 2004, we established a Nomination Committee and adopted a Nomination Committee charter that is available for review on our website at http://www.sdsbp.com.  The members of the Nomination Committee are Paul Barthel, Ryan Hill, Dale Murphy, Rodney Skalbeck, Delbert Tschakert, Tony VanUden, and Ardon Wek.  In order to submit a nominee for the Board to the Nomination Committee for the 2005 Annual Meeting, members were required to return a nomination petition form to the Nomination Committee no later than March 31, 2005.  Nominations will not be accepted from the floor at the 2005 Annual Meeting. The members of the Nomination Committee will review each of the submitted forms during their selection process and may also search for and contact additional potential nominees at their discretion.

Executive Officers

The following individuals serve as our executive officers in the capacities listed. These officers serve at the discretion of the Board of Managers and can be terminated without notice.

Name	Age	Position

Rodney G. Christianson	51	Chief Executive Officer
Thomas J. Kersting	42	Commercial Manager
James A. Seurer	41	Chief Financial Officer

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

James A. Seurer, Chief Financial Officer.  After spending nearly 18 years in the financial institution industry, Jim joined us as Chief Financial Officer on March 14, 2005.  Most recently, Jim has four years of service with Red Rocks Federal Credit Union in Highlands Ranch, Colorado (Denver) as Vice President/Chief Financial Officer.  Prior to that Jim served for 14 years as a Federal Examiner and Problem Case Officer with the National Credit Union Administration and he spent a short time in a similar capacity with the State of Colorado.

Jim received a B.S. in Business Administration with emphasis in Accounting and Business Management in 1986 from Northern State University in Aberdeen, SD.  Jim is a licensed Certified Public Accountant (CPA) in the State of Colorado and a member of the Colorado Society of CPAs.

Code of Ethics

We have adopted a written code of ethics, which applies to our principal executive officer, principal financial and accounting officer, controller or persons performing similar functions.  A copy of the code of ethics is filed as Exhibit 14.1 to this Report.

Compliance with Reporting Requirements of Section 16 of the Exchange Act

Under Section 16(a) of the Exchange Act, our directors, executive officers and any persons holding 10% or more of the common stock are required to report their ownership of our capital units and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) and to furnish us with copies of such reports. Specific due dates for these reports have been established and we are required to disclose in this report any failure to file on a timely basis by such persons. To our knowledge, based solely upon a review of copies of such reports received by us which were filed with the SEC from January 1, 2004 through March 15, 2005, and upon written representations from such persons that no other reports were required, we believe that all reports required to be filed under Section 16(a) for 2004 have been timely filed with the SEC, other than the Form 3s filed by Messrs. Dean Christopherson, Wayne Enger, and Laron Krause following their election to our Board.

Item 11.                            Executive Compensation

Summary Compensation Table. The following table sets forth all the compensation we paid during the years ended December 31, 2004, 2003, and 2002 to our principal executive officer and each officer paid over $100,000 in our last fiscal year (the “named executive officers”).  Jim Seurer was hired as our Chief Financial Officer as of March 14, 2005 and received no compensation from us during the years ended December 31, 2004, 2003, and 2002.  No other officers received total compensation exceeding $100,000 during the year ended December 31, 2004.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compens ation ($)	Restricte d Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compens ation ($)

Rodney G. Christianson	2004	245,833	20,894	4,590	—	—	—	4,196
Chief Executive Officer	2003	200,000	36,190	3,855	—	—	—	3,855
	2002	200,000	64,528	3,625	—	—	—	3,597

Thomas J. Kersting	2004	110,750	14,200	—	—	—	—	2,780
Commercial Manager	2003	103,792	12,500	—	—	—	—	13,299
	2002	99,167	24,000	—	—	—	—	11,520

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

Messrs. Christianson and Kersting also have a deferred compensation plan that provides “phantom” capital units.  Messrs. Christianson and Kersting’s initial grants under these plans are fully vested.  On February 1, 2004, Mr. Christianson received an additional grant under an amended and restated deferred compensation plan.  Under both the original and amended plan, we will pay an amount equal to the fair market value of the participant’s vested phantom capital units in five annual substantially equal installments beginning upon the earlier of termination of employment with us or his 65th birthday.

Mr. Seurer’s employment with us is terminable at will.  Mr. Seurer receives a base salary and is entitled to participate in 401(k), healthcare and other retirement and welfare benefit programs that are generally available to employees, including the employee profit sharing program.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We do not have any compensation plans under which our capital units are authorized for issuance.

The following table sets forth the beneficial ownership of our outstanding capital units by our Board members and named executive officers as of April 11, 2005.  As of that date, no person beneficially owned more than 5% of our capital units.

Name and Address of Beneficial Owner(1)	Number of Votes Beneficially Owned	Voting Percentage		Number of Capital Units Beneficially Owned	Ownership Percentage

Paul Barthel, Manager	1		*	10,500		*
Rodney Christianson, CEO(2)	1		*	10,500		*
Dean Christopherson, Manager	1		*	30,000		*
Wayne Enger, Manager	1		*	13,000		*
Dan Feige, Vice President, Manager	1		*	30,000		*
Marvin Goplen, Manager(3)	1		*	18,000		*
Ryan Hill, Manager(4)	2		*	22,500		*
Marvin Hope, President, Manager(5)	1		*	56,000		*
Jim Jepsen, Manager	1		*	30,000		*
Tom Kersting, Commercial Manager	—		*	—		*
Peter Kontz, Manager(6)	2		*	119,000		*
Laron Krause, Manager	1		*	12,000		*
Bryce Loomis, Manager(7)	1		*	35,000		*
Gerald Moe, Manager(8)	1		*	45,000		*
Dale Murphy, Manager(9)	1		*	80,000		*
Maurice Odenbrett, Manager	1		*	36,000		*
Daniel Potter, Manager(10)	2		*	16,500		*
Steven C. Preszler, Manager	1		*	15,000		*
Jim Seurer, CFO	—		*	—		*
Rodney Skalbeck, Manager	1		*	105,000		*
Lyle Trautman, Manager(11)	1		*	13,500		*
Delbert Tschakert, Manager(12)	2		*	42,000		*
Tony Van Uden, Manager	1		*	60,000		*
Ardon Wek, Secretary, Manager(13)	1		*	30,000		*
						*
Managers and Executive Officers, as a group	26	1.24%		829,500	2.93%

*                 Percentage of shares beneficially owned does not exceed 1% of the class.

(1)          The addresses for each of the individual managers listed are set forth under Board of Managers above.

(2)          Represents capital units owned of record by Mr. Christianson’s wife, Heidi Christianson.

(3)          Represents capital units owned of record by the Marvin and Mary Ann Goplen Revocable Living Trust of which Mr. Goplen is a trustee.

(4)          Includes 10,000 capital units owned of record by Mr. Hill’s wife, Naomi Hill.

(5)          Represents capital units owned of record by the Marvin H. Hope Trust of which Mr. Hope is a trustee.

(6)          Includes 73,000 capital units owned of record by Mr. Kontz’s wife, Alyce Kontz.

(7)          Represents capital units owned jointly with Mr. Loomis’s wife, Georgean Loomis.

(8)          Represents capital units owned jointly with Mr. Moe’s wife, Kaye Moe.

(9)          Represents capital units owned of record by the Dale F. Murphy Revocable Trust of which Mr. Murphy is a trustee.

(10)       Includes 7,500 capital units owned of record by Potterosa Farms, Inc. of which Mr. Potter is a co-owner.

(11)       Represents capital units owned jointly with Mr. Trautman’s wife, Pam Trautman.

(12)       Includes 17,500 capital units owned of record by Mr. Tschakert’s wife, Kay Tschakert.

(13)       Represents capital units owned of record jointly with Mr. Wek’s wife, Sheila Wek.

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

Item 14.                            Principal Accountant Fees and Services

The fees paid to Eide Bailly LLP in 2004, by category, were as follows:

Audit fees	$76,555
Audit-related fees	$916

(essentially, assurance and related services related to the audit)

Tax fees	$20,754
All other fees	$4,739

The fees paid to Eide Bailly LLP in 2003, by category, were as follows:

Audit fees	$53,234
Audit-related fees	$2,985

(essentially, assurance and related services related to the audit)

Tax fees	$23,447
All other fees	$4,679

“Audit related fees” were for out-of-pocket expenses.  “All other fees” were for the fees associated with the acquisition of USSC.

We did not pay any fees in 2004 or 2003 to Gordon, Hughes, & Banks, LLP.

The Audit Committee Charter provides that the Audit Committee shall approve in advance any fees related to non-audit services.  Accordingly, our auditor submits to the Audit Committee a notice of services proposed to be provided and the associated fees prior to the provision of any non-audit services.  During 2004 all such non-audit fees were pre-approved by the Audit Committee.

Part IV

Item 15.                            Exhibits and Financial Statement Schedules

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)           Financial Statements and Schedules – Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2004 included herein.

(b)           Exhibits - See Exhibit Index following the Signature Page to this report. The following exhibits constitute management agreements, compensatory plans, or arrangements: Exhibits 10.14, 10.15, 10.16, and 10.17.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: April 15, 2005
	By	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer

POWER OF ATTORNEY

Each of the undersigned officers and members of the Board of Managers of South Dakota Soybean Processors, LLC hereby appoints each of Rodney Christianson and James Seurer, jointly and severally, his attorneys-in-fact and agent for the undersigned, each with full power of substitution, for him and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments and exhibits to this Annual Report on Form 10-K, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on April 15, 2005.

SIGNATURE	TITLE

/s/ Rodney G. Christianson	Chief Executive Officer
Rodney G. Christianson	(Principal Executive Officer)

/s/ James A. Seurer	Chief Financial Officer
James A. Seurer	(Principal Financial and Accounting Officer)

/s/ Paul Barthel	Manager
Paul Barthel

/s/ Dean Christopherson	Manager
Dean Christopherson

/s/ Wayne Enger	Manager
Wayne Enger

/s/ Dan Feige	Manager
Dan Feige

/s/ Marvin Goplen	Manager
Marvin Goplen

/s/ Ryan J. Hill	Manager
Ryan J. Hill

/s/ Marvin Hope	Manager
Marvin Hope

/s/ James H. Jepsen	Manager
James H. Jepsen

/s/ Peter Kontz	Manager
Peter Kontz

/s/ Laron Krause	Manager
Laron Krause

/s/ Bryce Loomis	Manager
Bryce Loomis

/s/ Gerald Moe	Manager
Gerald Moe

/s/ Dale F. Murphy	Manager
Dale F. Murphy

/s/ Maurice Odenbrett	Manager
Maurice Odenbrett

/s/ Daniel Potter	Manager
Daniel Potter

/s/ Steven C. Preszler	Manager
Steven C. Preszler

/s/ Rodney Skalbeck	Manager
Rodney Skalbeck

/s/ Lyle R. Trautman	Manager
Lyle R. Trautman

/s/ Delbert Tschakert	Manager
Delbert Tschakert

/s/ Anthony VanUden	Manager
Anthony VanUden

/s/ Ardon Wek	Manager
Ardon Wek

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization		Appendix A to the Issuer’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804)

3.1(ii)	Operating Agreement, as amended and restated

3.1(iii)	Articles of Amendment to Articles of Organization		Exhibit 3.1(iii) to the Issuer’s Form 10-QSB filed with the Commission on August 14, 2002

4.1	Form of Class A Unit Certificate		Exhibit 4.1 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995		Exhibit 10.1 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.2	Master Loan Agreement with CoBank dated June 17, 2004		Exhibit 10.2 to the Issuer’s Form 10-Q filed with the Commission on August 16, 2004

10.3	Revolving Term Loan Supplement with CoBank dated June 17, 2004		Exhibit 10.3 to the Issuer’s Form 10-Q filed with the Commission on August 16, 2004

10.4	Statused Revolving Credit Supplement with CoBank dated June 17, 2004		Exhibit 10.4 to the Issuer’s Form 10-Q filed with the Commission on August 16, 2004

10.5	Urethane Soy Systems Company, Inc. Stock Purchase Agreement dated May 30, 2000		Exhibit 10.5 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.6	Vegetable Oil Supply Agreement with Urethane Soy Systems Company, Inc. dated August 2, 1999 and January 10, 2001		Exhibit 10.6 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.7	MnSP Services and Management Agreement dated August 25, 2000		Exhibit 10.7 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.8	Soybean Oil Supply Agreement and Equipment Purchase Agreement with ACH Food Companies, Inc. dated January 15, 2002*		Exhibit 10.8 to the Issuer’s Form S-4 filed with the Commission on May 10, 2002 (File No. 333-75804)

10.9	Railcar Leasing Agreement with General Electric dated May 14, 1996		Exhibit 10.9 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.10	Track Lease Agreement with DM&E Railroad dated October 15, 1996		Exhibit 10.10 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.11	Land Option Agreement with Howell Farms dated September 8, 1994 and September 13, 2001		Exhibit 10.11 to the Issuer’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.12	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002		Exhibit 10.15 to the Issuer’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.13	Stock Purchase Agreement with Urethane Soy Systems, Co. and certain shareholders		Exhibit 10.16 to the Issuer’s Form 8-K filed with the Commission on January 14, 2003

10.14	Rodney Christianson Employment Agreement dated February 1, 2004		Exhibit 10.14 to the Issuer’s Form 10-K filed with the Commission on March 30, 2004

10.15	First Amended and Restated Deferred Compensation Plan for the benefit of Rodney Christianson, dated February 1, 2004		Exhibit 10.15 to the Issuer’s Form 10-K filed with the Commission on March 30, 2004

10.16	Thomas Kersting Employment Agreement dated May 20, 1996		Exhibit 10.18 to the Issuer’s Form 10-K filed with the Commission on March 27, 2003

10.17	Deferred Compensation Plan for the benefit of Thomas Kersting, dated February 13, 2001		Exhibit 10.20 to the Issuer’s Form 10-K filed with the Commission on March 27, 2003

10.18	Polyoil Consulting Services Agreement with Larry Mahlum dated January 1, 2000		Exhibit 10.21 to the Issuer’s Form 10-K filed with the Commission on March 27, 2003

10.19	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003		Exhibit 10.19 to the Issuer’s Form 10-K filed with the Commission on March 30, 2004

10.20	Security Agreement with CoBank dated June 17, 2004		Exhibit 10.1 to the Issuer’s Form 10-Q filed with the Commission on August 16, 2004

14.1	Code of Ethics	X

21.1	Subsidiaries of the Company	X

24.1	Power of Attorney	X	See Signature Page to this Annual Report on Form 10-K

31.1	Rule 13a-14(a)/15d-14(a) Certifications	X

32.1	Section 1350 Certifications	X

* The redacted portions of Exhibit B (2 pages) and Exhibit C (6 pages) to Exhibit 10.8 were filed separately with the SEC subject to a request for confidential treatment dated April 25, 2002.

SOUTH DAKOTA SOYBEAN PROCESSORS,

LLC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have audited the accompanying consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2004 and the related consolidated statements of operations, changes in members’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP

/s/ Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have audited the accompanying consolidated balance sheet of South Dakota Soybean Processors, LLC and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, changes in members’ equity and cash flows for the year then ended.  We have also audited the statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC and Subsidiary as of December 31, 2003, and the results of their operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Sioux Falls, South Dakota
January 23, 2004

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,423	$529,697
Trade accounts receivable, less allowance for uncollectible accounts (2004 - $28,000; 2003 - $276,878)	17,452,118	23,530,989
Inventories (Note 2)	8,601,502	10,776,402
Margin deposits (Note 3)	1,424,422	—
Prepaid expenses	538,816	516,419
Building exchanged for interest in MnSP	—	2,322,561
Total current assets	28,028,281	37,676,068

PROPERTY AND EQUIPMENT (Note 6)	51,398,225	50,250,024
Less accumulated depreciation	(21,268,006)	(18,424,405)
Total property and equipment	30,130,219	31,825,619

OTHER ASSETS
Investments (Note 4)	4,077,625	3,970,102
Equity investment in unconsolidated affiliate (Note 5)	2,869,366	—
Notes receivable - members	481,710	481,710
Patents, net (Note 7)	6,900,047	7,647,844
Other, net	12,640	15,721
Total other assets	14,341,388	12,115,377

Total assets	$72,499,888	$81,617,064

The accompanying notes are an integral part of these consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (continued)

DECEMBER 31, 2004 AND 2003

	2004	2003
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$3,411,975	$2,388,936
Current maturities of long-term debt (Note 9)	1,216,438	976,117
Accounts payable	928,858	1,883,200
Accrued commodity purchases	23,640,446	21,492,404
Accrued expenses	1,646,228	1,385,864
Accrued interest	49,471	50,316
Total current liabilities	30,893,416	28,176,837

LONG-TERM LIABILITIES
Long-term debt, less current maturities (Note 9)	8,986,151	17,543,141
Deferred compensation (Note 11)	129,345	121,301
	9,115,496	17,664,442

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	368,403	1,045,195

COMMITMENTS (Note 12)	—	—

MEMBERS’ EQUITY
Class A Units, no par value 28,228,500 and 28,258,500 units issued and outstanding at December 31, 2004 and 2003, respectively	32,122,573	34,730,590

Total liabilities and members’ equity	$72,499,888	$81,617,064

The accompanying notes are an integral part of these consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002

NET REVENUES	$238,211,056	$207,256,575	$159,497,284

COST OF REVENUES
Cost of product sold	200,374,848	174,234,599	128,457,162
Production	14,435,824	14,046,771	11,707,538
Freight and rail	17,606,723	14,506,644	12,095,338
Brokerage fees	286,471	234,346	323,926
Total cost of revenues	232,703,866	203,022,360	152,583,964

GROSS PROFIT	5,507,190	4,234,215	6,913,320

OPERATING EXPENSES
Administration	4,476,511	3,639,442	2,679,633
OPERATING PROFIT	1,030,679	594,773	4,233,687

OTHER INCOME (EXPENSE)
Interest expense	(1,425,849)	(802,178)	(542,220)
Other non-operating income	254,061	2,915,160	3,404,458
Patronage dividend income	153,961	97,975	36,801
Total other income (expense)	(1,017,827)	2,210,957	2,899,039

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	12,852	2,805,730	7,132,726

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	676,792	457,620	—

INCOME BEFORE INCOME TAXES	689,644	3,263,350	7,132,726

INCOME TAX EXPENSE (BENEFIT)	1,032	(131,474)	520,000

NET INCOME	$688,612	$3,394,824	$6,612,726

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.02	$0.12	$0.23

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	28,250,139	28,258,500	28,258,500

The accompanying notes are an integral part of these consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Capital Units
	Shares	Amount

BALANCE, JANUARY 1, 2002	28,258,500	32,779,725

Net income	—	6,612,726

Proceeds from members’ equity	—	2,200

Distributions to members	—	(5,519,058)

BALANCE, DECEMBER 31, 2002	28,258,500	33,875,593

Net income	—	3,394,824

Distributions to members	—	(2,539,827)

BALANCE, DECEMBER 31, 2003	28,258,500	34,730,590

Net income	—	688,612

Liquidation of members’ equity	(30,000)	(6,000)

Distributions to members	—	(3,290,629)

BALANCE, DECEMBER 31, 2004	28,228,500	$32,122,573

The accompanying notes are an integral part of these consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
OPERATING ACTIVITIES
Net income	$688,612	$3,394,824	$6,612,726
Charges and credits to net income not affecting cash:
Depreciation and amortization	3,733,449	3,012,415	2,751,148
Minority interest in net loss of subsidiary	(676,792)	(457,620)	—
Loss on sale of fixed assets	5,136	1,325	30,288
Loss on equity method investment	54,626	—	—
Non-cash patronage dividends	(107,773)	(97,976)	(28,964)
Change in current assets and liabilities (Note 13)	8,266,518	(3,892,022)	(530,981)
NET CASH FROM OPERATING ACTIVITIES	11,963,776	1,960,946	8,834,217

INVESTING ACTIVITIES
Purchase of investments	(600,931)	(4,076,686)	(250)
Increase in member loans	—	(480,710)	—
Cash assumed with Urethane Soy Systems Co.	—	38,989	—
Retirement of patronage dividends	—	56,134	103,262
Purchase of assets held for sale - building	—	(14,742)	(2,307,819)
Patent costs	(84,508)	(53,000)	(36,998)
Proceeds from sales of property and equipment	3,500	41,960	—
Purchase of property and equipment	(1,209,852)	(1,016,849)	(4,645,020)
NET CASH USED FOR INVESTING ACTIVITIES	(1,891,791)	(5,504,904)	(6,886,825)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	1,023,039	(1,214,902)	2,026,870
Payments for liquidation of members’ equity	(6,000)	—	2,200
Distributions to members	(3,290,629)	(2,539,827)	(5,519,058)
Payments for debt issue costs	—	—	(6,500)
Proceeds from long-term debt	—	9,489,103	—
Principal payments on long-term debt	(8,316,669)	(1,671,889)	(454,991)
NET CASH (USED FOR) FROM FINANCING ACTIVITIES	(10,590,259)	4,062,485	(3,951,479)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(518,274)	518,527	(2,004,087)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	529,697	11,170	2,015,257

CASH AND CASH EQUIVALENTS, END OF YEAR	$11,423	$529,697	$11,170

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$1,426,694	936,902	$628,636

Income taxes	$2,032	$(131,474)	$520,000

Equity investment acquired from exchange of building	$2,322,561	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -                     PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Organization

On October 12, 2001, Soybean Processors, LLC (the “Company” or “LLC”) was formed.  The initial member of the LLC was the South Dakota Soybean Processors Cooperative (the “Cooperative”).  The board of directors of the Cooperative unanimously approved a plan of reorganization related to an exchange whereby the LLC would acquire the assets and liabilities of the Cooperative.  The reorganization required the approval of 75% of the members of the Cooperative who voted on the proposal.  On June 20, 2002, the members of the South Dakota Soybean Processors Cooperative duly approved the reorganization of the Cooperative into a limited liability company, which became effective on July 1, 2002.  Effective July 1, 2002, the LLC acquired the assets and liabilities of the Cooperative. The transaction was an exchange of interests whereby the assets and liabilities of the Cooperative were transferred for capital units of Soybean Processors, LLC.  For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction. For income tax purposes, the difference between the tax basis and the fair market value of the assets resulted in an income tax liability discussed in Note 10.

As a result of the exchange, the Cooperative was dissolved on July 1, 2002, and the LLC’s capital units were distributed to the members of the Cooperative at a rate of one capital unit of the LLC for each share of equity stock of the Cooperative.  In connection with the reorganization, the LLC changed its name to South Dakota Soybean Processors, LLC.

A minimum of 2,500 capital units is required for an ownership interest in the LLC.  Such units are subject to certain transfer restrictions.  The LLC retains the right to redeem the units at the greater of $.20 per unit or the original purchase price less cumulative distributions through the date of redemption in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units, or if a member becomes an owner (directly or indirectly) of more than 1.5% of the issued and outstanding capital units.  The Operating Agreement of the LLC also includes provisions whereby cash equal to a minimum of 30% of available net income will be distributed to unit holders subject to certain limitations.  These limitations include a minimum net income of $500,000, restrictions imposed by debt and credit instruments or as restricted by law in the event of insolvency.

In connection with the reorganization, the delivery of soybeans under the previous member delivery agreements was no longer required as an obligation of membership.  Earnings, losses and cash distributions are allocated to members based on their percentage of ownership in the LLC.

The Company owns approximately 58% of Urethane Soy Systems Company (“USSC”).  USSC is the manufacturer and patent holder of Soyol®, a polyol made from soybean oil.  A minority interest is presented in the consolidated balance sheet that represents the approximate 42% ownership of other investors in the 96,025 outstanding common shares of USSC.

South Dakota Soybean Processors is operated for the purpose of manufacturing products from soybeans, such as soybean oil, meal, and hulls.

Basis of presentation and principles of consolidation

As a result of the reorganization mentioned above, the financial statements of the prior periods have been restated to reflect the comparative basis of the Company versus the Cooperative.  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.  The effects of all significant intercompany accounts and transactions have been eliminated.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents

The Company considers all highly liquid debt instruments with maturity of three months or less at the time of acquisition to be cash equivalents.

Accounts receivable

Accounts receivable are considered past due when payments are not received within thirty days. Generally, these accounts receivable represent amounts due for sale of soybean meal, oil, hulls and refined oil.

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected.  Management reviews all receivable balances that exceed 90 days from the invoice date and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.

Inventories

Finished goods (soybean meal, oil, refined oil, and hulls) and raw materials (soybeans) are valued at estimated market value, which approximates net realizable value.  This accounting policy is in accordance with the guidelines described in AICPA Statement of Position No. 85-3, “Accounting by Agricultural Producers and Agricultural Cooperatives.” Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Assets held for sale

Assets held for sale are carried at net book value.

Investments

Investments in cooperatives are carried at cost plus the amount of patronage earnings allocated or estimates of interim allocations to the Company, less any cash distributions received.

The investments in Cenex Harvest States (CHS) and CoBank include actual patronage allocations based upon written qualified notices of allocation received from CHS and CoBank.  Patronage allocations represent the Company’s proportionate share of the patronage earnings of CHS and CoBank. Since the Company is no longer a cooperative as of July 1, 2002, it will no longer receive patronage allocations from CHS.

The Company accounts for its 7% investment in Minnesota Soybean Processors using the equity method due to the related nature of operations and the Company’s ability to influence management decisions of MnSP.  Under the equity method, the initial investment is recorded at cost and adjusted annually to recognize the Company’s share of earnings and losses of the entity.

Property and equipment

Property and equipment is stated at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized.  Expenditures for maintenance and repairs are charged to expense when incurred. When depreciable properties are sold or retired, the cost and accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income.

The Company reviews its property and equipment for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. An impairment loss is recorded when the sum of the future cash flows is less than the carrying amount of the asset.  The amount of the loss is determined by comparing the expected discounted cash flows from the asset to the carrying amount of the asset.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method.  The range of the estimated useful lives used in the computation of depreciation is as follows:

Buildings and improvements	10-39 years

Equipment and furnishings	3-15 years

Patents

The Company’s patents are intangible assets that are not considered to have an indefinite life and, under the rules of SFAS No. 142, are to be amortized over their estimated useful life.  The patents are being amortized using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the original file date.

Other assets

Other assets are carried at cost.  Loan fees are being amortized on an interest method of accounting over the term of the related loans.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Revenue is recognized when the related products are shipped, which is when title is transferred to the customer.  Revenues are presented net of discounts and sales allowances.

Freight

The Company presents all amounts billed to the customer for freight as a component of net revenue.  Costs incurred for freight are reported as a component of cost of revenue.

Advertising costs

Advertising and promotion costs are expensed as incurred. The Company incurred $17,614, $7,885, and $10,275 of advertising costs in the years ended December 31, 2004, 2003, and 2002, respectively.

Environmental remediation

It is management’s opinion that the amount of any potential environmental remediation costs will not be material to the Company’s financial condition, results of operations, or cash flows; therefore, no accrual has been recorded.

Accounting for derivative instruments and hedging activities

All of the Company’s derivatives are designated as non-hedge derivatives.  The futures and options contracts used by the Company are discussed below.  Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments.

The Company, as part of its trading activity, uses futures and option contracts offered through regulated commodity exchanges to reduce risk.  The Company is exposed to risk of loss in the market value of inventories.  To reduce that risk, the Company generally takes opposite and offsetting positions using futures contracts or options.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrealized gains and losses on futures and options contracts used to hedge soybean, oil and meal inventories are recognized as a component of net proceeds for financial reporting. Inventories are recorded at estimated market value, which approximates net realizable value, so that gains and losses on the derivative contracts are offset by gains and losses on inventories and reflected in current earnings.

Earnings per capital unit

The ownership structure of the Company is made up of Class A capital units.  Earnings per capital unit are calculated based on the weighted average number of Class A capital units outstanding.  On June 17, 2003, the Board of Managers declared a 2-for-1 split of Class A capital units effective immediately.  Prior to this transaction, there were 14,129,250 Class A capital units outstanding.  The 2-for-1 split is retroactively reflected in the calculation of earnings per capital unit.

For purposes of calculating basic earnings per capital unit, capital units issued by the Company are considered outstanding on the effective date of issuance.

The Company has no other capital units or other member equity instruments that are dilutive for purposes of calculating earnings per capital unit.

Reclassifications

Reclassifications have been made to the December 31, 2003 and December 31, 2002 financial information to conform to the current period presentation.  These reclassifications have no effect on previously reported net income or members’ equity.

Recent accounting pronouncements

In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43.  In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.  This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions.  The accounting for those operations and costs is subject to the guidance in SOP 04-2.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2004, the FASB issued FASB Statement No. 153.  This Statement addresses the measurement of exchanges of nonmonetary assets.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued.  Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation.  This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital.  Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.  Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

NOTE 2 -       INVENTORIES

	2004	2003
Finished goods
Soy processing	$5,913,666	$(447,404)
Refined oil	602,466	313,815
Other	46,762	34,536
Total finished goods	6,562,894	(99,053)

Raw materials
Soy processing	1,950,568	10,696,391
Refined oil	18,909	46,663
Other	17,167	78,465
Total raw materials	1,986,644	10,821,519

Supplies & miscellaneous	51,964	53,936

Totals	$8,601,502	$10,776,402

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  This market adjustment caused the soy processing finished goods to have a credit balance as of December 31, 2003. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

NOTE 3 -       MARGIN DEPOSITS

The Company maintains deposits with a brokerage firm.  The deposits are used for risk management.

The Company uses futures and option contracts to manage the risk of commodity price volatility of soybeans, crude soybean oil and soybean meal.  Consistent with its inventory accounting policy, these contracts are recorded at market value.

At December 31, 2004, the Company had contracts maturing through December 2005.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -       INVESTMENTS

	2004	2003
Investments in associated companies:
Cenex Harvest States	$3,516,592	$3,516,592
CoBank	561,033	453,260
	4,077,625	3,969,852
Other	—	250

Totals	$4,077,625	$3,970,102

NOTE 5 -       EQUITY INVESTMENT IN MINNESOTA SOYBEAN PROCESSORS

	2004
	Acquired Interest	Distributions	Net Income (Loss)	Asset Balance

Minnesota Soybean Processors, 6.95% ownership, at equity	$2,923,992	$—	$(54,626)	$2,869,366

In August 2004, the Company exchanged a storage facility with a net book value of $2,322,561 for 1,400,400 Class A shares in Minnesota Soybean Processors (MnSP), a Minnesota cooperative association.  The shares approximate 6.95% of MnSP’s outstanding equity.  The Company is accounting for the investment on the equity method due to the related nature of operations and the fact that through the management services provided, the Company exercises significant influence. In connection with the exchange and in recording its respective share of the equity of MnSP, the Company recognized a loss of $54,626 which is included with other non-operating income (expense).

The Company also subscribed for 287,500 Class B shares in MnSP.  The shares are 8%, Non-Cumulative Convertible Class B Preferred Stock sold at $2.00 per share for a total purchase price of $575,000.

Summarized financial information of MnSP as of December 31, 2004 and for the year then ended is as follows:

(Unaudited)
Revenues	$264,129,424
Expenses	268,405,313
Other income (expense)	(198,636)
Net income (loss)	$(4,474,525)

Assets	$82,962,604
Liabilities	47,064,524
Equity	35,898,080

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -                     PROPERTY AND EQUIPMENT

	2004
	Cost	Accumulated Depreciation	Net	2003 Net

Land	$237,643	$—	$237,643	$237,643
Land improvements	18,572	17,782	790	861
Buildings and improvements	14,290,569	2,958,748	11,331,821	11,734,400
Machinery and equipment	34,684,574	17,478,356	17,206,218	19,256,073
Company vehicles	165,840	90,628	75,212	9,312
Furniture and fixtures	841,099	722,492	118,607	134,921
Construction in progress	1,159,928	—	1,159,928	452,409

Totals	$51,398,225	$21,268,006	$30,130,219	$31,825,619

NOTE 7 -       OTHER INTANGIBLE ASSETS

On January 1, 2003, the Company acquired an additional 54% interest in the outstanding common stock of USSC to bring its total ownership interest to approximately 58%.  The results of USSC’s operations have been consolidated in the Company’s financial statements since that date.  The Company believes that the acquisition of a controlling interest in USSC will allow the Company to develop and market soy-based polyurethane products.

The aggregate purchase price for the 54% interest was $8,576,686.  The Company had previously acquired a 4% interest for $1,000,000.  In preparing consolidated financial statements, the Company assigned the total consideration paid for the USSC stock to USSC’s assets and liabilities.  This allocation resulted in an assignment of $7,401,245 to patents.  None of these patent costs recognized for financial reporting purposes is expected to be deductible for tax purposes.  The patents are being amortized using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the original file date.

The following table summaries the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$85,742
Property and equipment	255,894
Patents	7,401,245
Total assets acquired	7,742,881

Current liabilities	1,054,906
Long-term debt	155,928
Total liabilities assumed	1,210,834
Net assets acquired	$6,532,047

The Company has a contractual obligation to pay former USSC shareholders $4,050,000.  Two remaining installments of $891,000 are due on October 31, 2005 and 2006 (see Note 9).

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the Company’s other intangible assets as of December 31, 2004 and 2003:

Intangible Assets	Life	Cost	Accumulated Amortization	Net

As of December 31, 2004:
Loan Origination Costs	10 Yrs.	$20,502	$(7,862)	$12,640
Patents	16 - 20 Yrs.	7,745,947	(845,900)	6,900,047
		$7,766,449	$(853,762)	$6,912,687

As of December 31, 2003:
Loan Origination Costs	10 Yrs.	$20,502	$(4,781)	$15,721
Patents	16 - 20 Yrs.	7,661,394	(13,550)	7,647,844
		$7,681,896	$(18,331)	$7,663,565

NOTE 8 -       NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires April 1, 2005. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $15,200,000. Interest accrues at a variable rate (4.85% at December 31, 2004).  There were no advances outstanding at December 31, 2004 and 2003.

Advances on the revolving credit agreement are limited based upon inventory and accounts receivable, net of soybean accounts payable.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -       LONG-TERM DEBT

	2004	2003

Revolving term loan from CoBank, interest at variable rates (4.85% and 3.47% at December 31, 2004 and 2003, respectively), secured by substantially all property and equipment. Loan matures March 20, 2011.	7,940,777	15,281,832

Note payable to former USSC shareholders, due in annual principal payments of $891,000, interest at 0%, secured by USSC stock. Note matures on October 31, 2006.	1,782,000	2,673,000

Note payable to Brookings County Railroad Authority, due in semi-annual principal and interest installments of $36,885 at 5%, secured by railroad track assets. Note matures September 1, 2007.	203,158	264,462

Note payable to Richard Kipphart, issued February 13, 2002, with quarterly interest payments at 15% which began on June 30, 2002, and are paid in quarterly installments thereafter. No prepayment of principal is allowed prior to maturity. Note matures February 13, 2005.	250,000	250,000

Note payable to various companies at rates ranging from 0% to 7.5%. Notes mature on or before March 16, 2009.	26,654	49,964
	10,202,589	18,519,258
Less current maturities	(1,216,438)	(976,117)

Totals	$8,986,151	$17,543,141

The Company entered into an agreement as of June 17, 2004 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 8.  Under the terms and conditions of the MLA, CoBank agreed to make loans to the Company for up to $18,400,000. The available commitment decreases in scheduled periodic increments of $1,300,000.  The available commitment as of December 31, 2004, was $17,100,000.

After the amendment to the loan agreement, the Company negotiated the minimum working capital level for future periods to be $6.0 million. In addition, its lender deferred the next two scheduled deductions to the available credit. The $1,300,000 reductions to the available credit will now begin in September 2005.  As of December 31, 2004 the Company has working capital of greater than $6.0 million and is in compliance with its working capital covenant.  Waivers for noncompliance were obtained at various interim periods during the year ended December 31, 2004.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is estimated that the minimum principal payments on long-term debt obligations will be as follows:

For the years ending December 31:
2005	$1,216,438
2006	963,125
2007	75,886
2008	5,176
2009	1,241,964
Thereafter	6,700,000

Total	$10,202,589

NOTE 10 -     INCOME TAXES

The Company is taxed as a limited liability company under the Internal Revenue Code.  The income of the Company flows through to the members to be taxed at the individual level rather than the corporate level.  Accordingly, the Company will have no income tax liability.

On June 20, 2002, the members approved a plan of reorganization to convert the Cooperative’s structure from an exempt organization to a limited liability company.  To the extent that the fair market value of the Cooperative’s net assets exceeded their adjusted tax basis, the Cooperative incurred a federal income tax liability.  The excess of the fair market value of the Cooperative’s net assets over their adjusted tax basis was approximately $1,530,000. The Company’s effective tax rate was 34% prior to the reorganization. The State of South Dakota does not have a corporate income tax.

The provision (benefit) for income taxes were as follows:

	2004	2003	2002

Federal income tax expense (benefit) at statutory rates	$1,032	$(131,474)	$520,000

A reconciliation of income tax at the statutory rate to the Company’s effective rate is as follows:

2002

Computed at the expected statutory rate	34.0%
Patronage exclusion (through June 30, 2002)	(34.0)%

Income tax expense - effective rate	0.0%

The net book value of the Company’s assets exceeds the tax basis of those assets by approximately $12,330,000 at December 31, 2004.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -     EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents.  The Company matches a percentage of employees’ contributed earnings.  The amounts charged to expense under this plan were approximately $58,000, $63,000, and $62,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company has a deferred compensation plan for key employees.  The agreements have benefits, which vest over a three-year period.  The Company shall make five equal annual installments upon retirement of the employees.  The future payments have been discounted at 8%.  The amount recognized as expense during the years ended December 31, 2004, 2003, and 2002 was $18,664, $30,237, and $21,064, respectively.  The Company made payments of approximately $10,600 during 2004. Deferred compensation is recorded at $129,345 and $121,301 as of December 31, 2004 and 2003, respectively.

NOTE 12 -     COMMITMENTS

The Company has operating leases for 337 rail cars from GE Capital.  The leases require monthly payments of $137,316.  The leases began in 1996 and have eighteen-year terms.  The Company also leases 100 rail cars from Trinity Capital.  This lease requires monthly payments of $38,300.  Lease expense for all rail cars was $2,068,015, $1,903,367, and $1,703,279 for the years ended December 31, 2004, 2003, and 2002, respectively.  The Company generates revenues from the use of 299 of these rail cars on other railroads.  Such revenues were $1,794,012, $1,648,666, and $1,448,409 for the years ended December 31, 2004, 2003, and 2002, respectively.

The Company has entered into a sub-lease agreement with the Dakota, Minnesota & Eastern Railroad Corporation (“DME”) for the hopper rail cars that it leases from GE Capital.  The Company recognizes revenue from this sub-lease as the hopper rail cars are used by the DME.  The sub-lease is for a twelve-month period and is renewed annually.  The Company is responsible for all maintenance of the rail cars.

The Company also has a number of other operating leases for machinery and equipment. Rental expense under these other operating leases was $197,864, $328,079, and $628,306 for the years ended December 31, 2004, 2003, and 2002, respectively.

The following is a schedule of future minimum rental payments required under these operating leases.

	Rail Cars	Other	Total
Year ended December 31:
2005	$2,107,392	$41,315	$2,148,707
2006	2,107,392	30,616	2,138,008
2007	1,913,267	4,644	1,917,911
2008	1,616,292	—	1,616,292
2009	1,616,292	—	1,616,292
Thereafter	11,010,294	—	11,010,294

Totals	$20,370,929	$76,575	$20,447,504

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have an exclusive supply agreement with ACH Foods to provide its facilities with a consistent supply of refined and bleached oil on a general requirements basis. We have a fixed pricing established for the first five years, with the option to renegotiate the price thereafter. The oil is transported by rail from our plant to one of ACH Foods’ facilities, where it is further processed for the edible oil.

NOTE 13 -     CASH FLOW INFORMATION

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2004	2003	2002
(Increase) decrease in assets:
Trade accounts receivable	$6,078,874	$(8,786,716)	$(3,465,073)
Inventories	2,174,900	2,363,170	(5,965,921)
Margin account deposit	(1,611,931)	1,114,848	187,654
Prepaid expenses	(24,097)	(33,442)	(223,820)
	6,617,746	(5,342,140)	(9,467,160)

Increase (decrease) in liabilities:
Accounts payable	(766,834)	275,240	171,112
Accrued commodity purchases	2,148,041	1,342,767	8,466,777
Accrued expenses and interest	259,521	(198,126)	277,226
Deferred compensation	8,044	30,237	21,064
	1,648,772	1,450,118	8,936,179

Total	$8,266,518	$(3,892,022)	$(530,981)

NOTE 14 -     FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments (all of which are held for non-trading purposes) are as follows:

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$11,423	$11,423	$529,697	$529,697

Margin deposits	1,424,422	1,424,422	—	—

Long-term debt	10,202,589	10,095,955	18,519,258	18,370,381

The carrying amount approximates fair value of cash and margin deposits.  The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amount of accounts receivable, accounts payable, investments, and accrued commodity purchases approximates their fair value.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a patronage investment in other cooperatives and common stock in a privately held entity.  There is no market for their patronage credits or the entity’s common shares, and it was impracticable to estimate fair value of the Company’s investment.  The investment is carried on the balance sheet at original cost.

NOTE 15 -     RELATED PARTY TRANSACTIONS

During August 2000, the Company entered into an agreement with Minnesota Soybean Processors Cooperative (MnSP) for certain services and management of a proposed soybean processing plant.  The agreement provided the Company a fee of 10% of the equity raised by MnSP for the Company’s services related to business planning and construction management services. Fees earned under this arrangement were $126,250, $1,245,205, and $1,241,591 for the years ended December 31, 2004, 2003 and 2002, respectively.  The Company agreed to reinvest a minimum of 80% of the fees earned from MnSP in equity units of MnSP.  During 2004, the Company exchanged a storage facility with a net book value of $2,322,561 as its reinvestment and paid cash of $600,931.

In addition, the Company has agreed to provide management and marketing services to MnSP on a cost-sharing basis.  The agreement is for automatically renewing five-year periods beginning sixty days before the plant is scheduled to begin operations.  Operations of the MnSP plant began in late 2003. The Company earned fees of $1,047,193 and $226,985 under this arrangement for the years ended December 31, 2004 and 2003. As of December 31, 2004 and 2003, MnSP owed the Company $74,338 and $3,635,318, respectively.

In addition, the Company is providing up to $1 million in interest free loans, backed by members’ equity, available for members of the Company who choose to invest in MnSP.  As of December 31, 2004, the Company had outstanding notes receivable of $481,710.  These will be repaid as the Board of Managers approves distributions of prior earnings.

NOTE 16 -     BUSINESS CREDIT RISK

The Company maintains its cash balances with various financial institutions. At times during the year, the Company’s balances exceeded the $100,000 insurance limit of the Federal Deposit Insurance Corporation. Management believes the risk of loss to be low.

The Company also grants credit to customers throughout the United States and Canada.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Accounts receivable are generally unsecured.  These receivables were $17,480,118 and $23,804,867 at December 31, 2004 and 2003, respectively.

Soybean meal sales accounted for approximately 60% of total revenues for the year ended December 31, 2004, 58% of total revenues for the year ended December 31, 2003, and 66% of total revenues for the year ended December 31, 2002.  Approximately 32%, 37%, and 23% of these sales were made to one customer for the years ended December 31, 2004, 2003, and 2002, respectively.  At December 31, 2004 and 2003, this customer owed the Company approximately $1,024,000 and $3,534,000, respectively.  Refined oil sales represented approximately 37% of total revenues for the year ended December 31, 2004, 30% of total revenues for the year ended December 31, 2003, and 11% of total revenues for the year ended December 31, 2002.  These sales were primarily to one customer. This customer owed the Company approximately $6,791,000 and $6,516,000 at December 31, 2004 and 2003, respectively.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenue by geographic area for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002

United States	$225,511,056	$189,556,575	$140,597,284
Canada	12,700,000	17,700,000	18,900,000

	$238,211,056	$207,256,575	$159,497,284

NOTE 17 -     STOCK OFFERING

The Board of Directors approved a registration statement to be filed with the Securities and Exchange Commission for the sale of additional units in a public offering.  The maximum offering under the statement will be $11,250,000.  As of December 31, 2004 the Company was waiting to commence sales of the capital units until the Securities and Exchange Commission declares the registration statement effective and the offering is authorized or exempted by the regulatory authorities in the respective states where the offering is planned to occur.

NOTE 18 -     LEGAL PROCEEDINGS

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

On January 28, 2003, we were served with notice that we had been named as a defendant in a breach of contract suit in the circuit court of Cook County, Illinois, along with a number of other individual defendants, including our Chief Executive Officer, Rodney Christianson. The plaintiff, James Jackson, was an employee of USSC whose services were terminated shortly after we became the majority owner in early January 2003. Mr. Jackson claims that he was wrongfully terminated and that the defendants unjustly interfered with his employment contract and committed fraud in connection with our acquisition of a controlling interest in USSC. He is claiming nearly $1 million in compensatory damages and $5 million in punitive damages. Based upon our investigation of the facts surrounding the case, we believe that Mr. Jackson’s employment contract was not properly authorized and that his claims are substantially without merit. We are vigorously defending the action; however, we cannot provide any assurance that we will be successful in disposing of the case or that any costs of settlement or damages would not be material if we are unable to get the case dismissed.  We have entered into mediation negotiations with Mr. Jackson, but have not yet reached a settlement agreement.  Under the terms of our stock purchase agreement with USSC, we believe that we would be entitled to indemnification from USSC for our costs to settle or defend the suit, although since we now own 58% of USSC we will not receive dollar-for-dollar indemnification from USSC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

Under the date of March 1, 2005, we reported on the consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2004, and the related consolidated statements of operations, members’ equity, and cash flows for the year then ended.  In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Gordon, Hughes & Banks, LLP

/s/ Gordon, Hughes & Banks, LLP
Greenwood Village, Colorado
March 1, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

Under the date of January 23, 2004, we reported on the consolidated balance sheets of South Dakota Soybean Processors, LLC as of December 31, 2003, and the related consolidated statements of operations, members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2003, as contained herein.  In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Eide Bailly, LLP

/s/ Eide Bailly, LLP
Sioux Falls, South Dakota
January 23, 2004

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

FINANCIAL STATEMENT SCHEDULE

	Balance at Beginning of	Charged (Credited) to Costs and Expenses		Balance at End of
Description	Period	Additions	Deductions	Period

Deducted from asset accounts:
Year ended December 31, 2002:
Allowance for doubtful accounts	$226,513	$60,000	$13,182	$273,331

Deducted from asset accounts:
Year ended December 31, 2003:
Allowance for doubtful accounts	$273,331	$—	$(3,547)	$276,878

Deducted from asset accounts:
Year ended December 31, 2004:
Allowance for doubtful accounts	$276,878	$(248,987)	$(109)	$28,000