Form 10-Q
period 2005-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2005-05-16
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2005

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

On May 13, 2005, the registrant had 30,228,750 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

MARCH 31, 2005 AND 2004

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$184,730	$11,423
Trade accounts receivable, less allowance for uncollectible accounts of $28,000	15,437,128	17,452,118
Inventories (Note 2)	9,473,988	8,601,502
Margin deposits	—	1,424,422
Prepaid expenses	487,736	538,816
Total current assets	25,583,582	28,028,281

PROPERTY AND EQUIPMENT	51,492,678	51,398,225
Less accumulated depreciation	(21,966,741)	(21,268,006)
Total property and equipment, net	29,525,937	30,130,219

OTHER ASSETS
Investments	4,077,625	4,077,625
Equity investment in unconsolidated affiliate	2,869,366	2,869,366
Notes receivable - members	481,710	481,710
Patents, net	6,834,688	6,900,047
Other, net	9,745	12,640
Total other assets	14,273,134	14,341,388

Total assets	$69,382,653	$72,499,888

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$2,432,291	$3,411,975
Current maturities of long-term debt	1,214,443	1,216,438
Accounts payable	1,217,561	928,858
Accrued commodity purchases	22,243,076	23,640,446
Margin deposit deficit	2,394,034	—
Accrued expenses	1,673,219	1,646,228
Accrued interest	39,367	49,471
Total current liabilities	31,213,991	30,893,416

LONG-TERM LIABILITIES
Long-term debt, less current maturities	7,576,293	8,986,151
Deferred compensation	121,312	129,345
Total long-term liabilities	7,697,605	9,115,496

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	235,078	368,403

COMMITMENTS

MEMBERS’ EQUITY
Class A Units, no par value, 28,334,750 and 28,228,500 units issued and outstanding at March 31, 2005 and December 31, 2004, respectively	30,235,979	32,122,573

Total liabilities and members’ equity	$69,382,653	$72,499,888

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

	March 31, 2005	March 31, 2004

NET REVENUES	$46,151,560	$58,213,176

COST OF REVENUES
Cost of product sold	37,685,424	51,209,011
Production	3,963,398	3,484,147
Freight and rail	5,333,591	3,611,663
Brokerage fees	58,251	61,271
Total cost of revenues	47,040,664	58,366,092

GROSS PROFIT (LOSS)	(889,104)	(152,916)

OPERATING EXPENSES
Administration	1,103,619	924,850
OPERATING PROFIT (LOSS)	(1,992,723)	(1,077,766)

OTHER INCOME (EXPENSE)
Interest expense	(361,339)	(203,635)
Other non-operating income	121,643	74,956
Patronage dividend income	—	153,961
Total other income (expense)	(239,696)	25,282

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	(2,232,419)	(1,052,484)

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	133,325	190,003

INCOME (LOSS) BEFORE INCOME TAXES	(2,099,094)	(862,481)

INCOME TAX EXPENSE (BENEFIT)	—	1,032

NET INCOME (LOSS)	$(2,099,094)	$(863,513)

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$(0.07)	$(0.03)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	28,250,139	28,258,500

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

	March 31, 2005	March 31, 2004
OPERATING ACTIVITIES
Net income (loss)	$(2,099,094)	$(863,513)
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	831,281	728,771
Minority interest in net loss of subsidiary	(133,325)	(190,003)
Loss on sale of fixed assets	6,081	—
Non-cash patronage dividends	—	(153,961)
Change in current assets and liabilities	3,913,927	(4,405,783)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	2,518,870	(4,884,489)

INVESTING ACTIVITIES
Retirement of patronage dividends	—	46,188
Patent costs	(39,611)	(28,572)
Purchase of property and equipment	(126,914)	(221,495)
NET CASH (USED FOR) INVESTING ACTIVITIES	(166,525)	(203,879)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	(979,685)	3,175,918
Proceeds from issuance of member units	212,500	—
Distributions to members	—	(3,290,629)
Proceeds from note payable - seasonal loan	—	1,935,892
Proceeds from long-term debt	—	3,118,168
Principal payments on long-term debt	(1,411,853)	(43,382)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(2,179,038)	4,895,967

NET CHANGE IN CASH AND CASH EQUIVALENTS	173,307	(192,401)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,423	529,697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$184,730	$337,296

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$371,443	$204,398
Income taxes	$—	$2,032

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements as of and for the periods ended March 31, 2005 and 2004 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company” or “LLC”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2004 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. The effects of all intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2005.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Reclassifications

Reclassifications have been made to the March 31, 2004 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

NOTE 2 - INVENTORIES

	March 31, 2005	December 31, 2004
Finished goods
Soy processing	$3,035,568	$5,913,666
Refined oil	1,200,991	602,466
Other	34,466	46,762
Total finished goods	4,271,025	6,562,894

Raw materials
Soy processing	5,114,865	1,950,568
Refined oil	17,455	18,909
Other	15,380	17,167
Total raw materials	5,147,700	1,986,644

Supplies & miscellaneous	55,263	51,964

Totals	$9,473,988	$8,601,502

NOTE 3 - NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires July 1, 2005. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $15,200,000. Interest accrues at a variable rate (5.41% at March 31, 2005).  There were no advances outstanding at March 31, 2005 and December 31, 2004.

The Company is in violation of one of its loan covenants as of March 31, 2005. The loan covenants with CoBank require the Company to maintain minimum working capital of $6.0 million. At March 31, 2005, working capital was approximately $4.9 million. CoBank has granted a waiver of this working capital requirement for March 31, 2005.

Advances on the revolving credit agreement are limited based upon inventory and accounts receivable, net of soybean accounts payable. The Company anticipates refinancing the credit agreement in the second quarter of fiscal year 2005.

NOTE 4 - MEMBERS’ EQUITY

The Board of Directors approved a registration statement that was declared effective by the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering. The maximum offering under the statement will be $11,250,000. As of March 31, 2005 the Company had sold 106,250 member units for a total of $212,500.

At the date of this report, the Company has sold 2,000,250 Class A member units from the offering for a total of $4,020,125.

NOTE 5 - LEGAL PROCEEDINGS

From time to time in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We carry insurance that provides protection against general commercial liability claims, claims against our managers, officers and employees, business interruption, automobile liability, and workers’ compensation claims. Except as described below, we are not currently involved in any material legal proceedings and are not aware of any potential claims.

On January 28, 2003, we were served with notice that we had been named as a defendant in a breach of contract suit in the circuit court of Cook County, Illinois, along with a number of other individual defendants, including our Chief Executive Officer, Rodney Christianson. The plaintiff, James Jackson, was an employee of Urethane Soy Systems Company (“USSC”) whose services were terminated shortly after we became the majority owner in early January 2003. Mr. Jackson claimed that he was wrongfully terminated and that the defendants unjustly interfered with his employment contract and committed fraud in connection with our acquisition of a controlling interest in USSC. On April 24, 2005 we reached a mediated settlement for which USSC will be responsible for approximately $60,000 with USSC’s insurance company paying the balance of the settlement.

In a related suit, USSC has reached a mediated settlement with Thomas Kurth, former President of USSC, in which Mr. Kurth will transfer his USSC shares and his interest in a developmental product company to USSC for no compensation.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2005, contains “forward-looking statements” within the meaning of the private securities litigation reform act of 1995 with respect to the business and operations of South Dakota Soybean Processors and our affiliates. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to members and security holders. Words and phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

Executive Overview

We suffered a net loss of $2.1 million for the first quarter of 2005 versus a net loss of $0.9 million for the same period in 2004, a larger net loss by $1.2 million.  Higher energy prices, increased administrative costs, and higher interest expense accounted for approximately $0.8 million. Soybean processing margins continue to be under pressure in the first quarter of 2005.  The soybean industry is experiencing poor margins for the second consecutive year.  The 2003 U.S. soybean crop produced only 2.4 billion bushels, which was down from an average crop of 2.8 billion bushels. This short 2003 crop was followed by a record-breaking 3.1 billion U.S. soybean crop in 2004. Margins rebounded in 2004 from the short 2003 crop as the industry reduced the soybean crush to match with soybean availability.  Management expects margins to remain under pressure until the health of the 2005 soybean crop is known.

Our cost-sharing contract with MnSP for management and marketing services has helped offset the increased expenses that we have incurred in our efforts to improve soybean oil margins and expand soybean oil markets to the polyurethane industry.

We expect to continue to make progress towards our long-term objectives of delivering high quality products and services at the lowest possible cost, adding value by investing in the further processing of our products, and reviewing new applications for our products in the plastics and energy fields. During 2005 we continued to expend capital to fund the operations of Urethane Soy System Company, Inc. (“USSC”), our majority-owned subsidiary which produces Soyol®, a bio-based polyurethane product made from soybean oil.  USSC has used these funds to raise the level of industry experience of its staff, target its marketing and sales, increase its product lines, and improve quality control.  Highlights of USSC’s marketing during the first quarter of 2005 include the following:

•                  In the carpet industry, the largest supplier of carpet backing polyurethane systems agreed to market USSC’s products. We expect sales in 2005 to more than double those of 2004.

•                  In the automotive industry, USSC continues to see increased interest by auto manufacturers and tier-one suppliers. The auto industry requires long lead times in testing, and therefore USSC does not expect to generate revenues in this market until 2006.

•                  Soy-based composts is an area of high expectations for USSC. In the pultrussion industry, USSC is conducting production tests in a customer’s plant. We expect the customer will make products with USSC’s system commercially available in mid-2005.

•                  USSC received a Class I rating for SoyTherm 50™, a ½ pound foam insulation. USSC is in the process of finalizing its marketing plan for this segment to be launched in the second half of 2005.

In addition, USSC has developed three new product uses for Soyol® and major progress has been made to reduce the odor of Soyol® in polyurethane products. We believe that we will see increased demand for

Soyol® as customers in the carpet, rigid foam, pultrussion, and automotive industries complete their testing of Soyol®. We, however, do not anticipate that USSC will generate a profit until at least 2006.

As a result of adverse changes in the soybean market and our continued capital investment in USSC, we encountered some cash flow constraints in 2004 and early 2005. In order to provide additional working capital and finance our capital investment in USSC, our Board of Managers authorized an offering of capital units to raise up to $11.25 million, which was launched in February 2005.

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

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2005 and 2004

Revenue – Revenue decreased from $58.2 million for the first quarter of 2004 to $46.2 million for the first quarter of 2005, a decrease of approximately $12.1 million, or 21%. The decrease in revenues is primarily a result of lower soybean meal and soybean oil prices along with a lower sales volume of crude soybean oil.  The average sales prices for soybean meal and refined and bleached soybean oil decreased by 29% and 20%, respectively.  In addition, sales volume of crude soybean oil decreased by 72% in the first quarter of 2005 versus the first quarter of 2004.  The decreases attributable to these factors were slightly offset by higher sales volume of refined and bleached soybean oil during the first quarter of 2005, which increased by 4%.  The lower sales volumes of crude soybean oil in the first quarter of 2005 resulted primarily from the fact that we refined more of the crude soybean oil we produced as compared to 2004.

Gross Profit/Loss – During the first quarter of 2005, we suffered a gross loss of $889,000, compared to a gross loss of $153,000 for the first quarter of 2004.  While revenues decreased by approximately $12.1 million (21%) in the first quarter of 2005, cost of revenues decreased by only $11.3 million (19%). The larger gross loss was a result of several factors.  Principally, the larger gross loss was caused by a $1.7 million (48%) increase in freight expense and a $479,000 (14%) increase in production expense for the first quarter of 2005 compared to the first quarter of 2004.  The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.  The increase in production expense was primarily attributable to higher natural gas costs in the first quarter of 2005. These increased costs were offset by a decrease of $13.5 million in cost of product sold, which was due to lower soybean prices, decreasing approximately 30% from the first quarter of 2004.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased $179,000, or 19%, for the first quarter of 2005 compared to the same period in 2004.  This increase results from additional expenses incurred in connection with the management and operation of USSC.  USSC remains in the developmental stage, and we continue to incur marketing and research and development expenses to develop a market for Soyol®.

Interest Expense – Interest expense increased by $158,000, or 77%, for the first quarter of 2005 compared to the same period in 2004.  The increase was due to an increase in the purchase of soybeans on a deferred payment contract, as well as an increase in interest rates on our senior debt. This increase was offset by lower debt levels as a result of the approximately $12.8 million in principal amount that has been repaid by us since the end of the first quarter of 2004.  At March 31, 2005, we had outstanding long-term debt of $8.8 million, most of which consists of our senior debt which bore interest at an annual rate of 5.41% interest as of March 31, 2005.  At March 31, 2004, we had outstanding debt of $21.6 million, the majority of which bore interest at an annual rate of 3.42%.

Net Income/Loss – We recorded a net loss of $2.1 million for the first quarter of 2005, compared to net loss of $863,000 for the same period in 2004.  The increase of $1.2 million in net loss is primarily attributable to decreased gross margin on products sold as a result of the tight local soybean market.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Operating activities provided $2.5 million for the three months ended March 31, 2005, compared to the use of $4.9 million for the three months ended March 31, 2004. The funds provided the Company in the three months ended March 31, 2005 consisted primarily of a $3.9 million change in current assets and liabilities as well as depreciation and amortization expense of $831,000, offset by $2.1 million of net operating losses and $133,000 of minority interest in the net loss of USSC.

Cash Flows from Investing Activity

Investing activities used $167,000 during the three-month period ending March 31, 2005 compared to $204,000 in the three-month period ending March 31, 2004.  We purchased $127,000 of property and equipment during the period ending March 31, 2005 compared to $221,000 purchased in the period ending March 31, 2004. The $127,000 spent on property and equipment during the three months ended March 31, 2005 consisted of equipment to improve the performance in our crushing operations and to update our information technology hardware.

Cash Flows from Financing Activity

Financing activities used $2.2 million for the three-month period ending March 31, 2005 and provided $4.9 million during the same period in 2004. During the three months ended March 31, 2005, we made payments of $1.4 million on long-term debt commitments and decreased our amount of outstanding checks by $980,000, offset by $212,000 in proceeds from the issuance of member units.

Indebtedness

CoBank is our primary lender. Effective June 17, 2004, we modified the two lines of credit with CoBank to meet the needs of our operations. The first is a revolving long-term loan agreement. Under the terms of this loan, we began with an $18.4 million credit line. It now reduces by $1.3 million approximately every six months. The final payment will be equal to the remaining unpaid principal balance of the loan on March 20, 2011. The revolving loan is set up so that we may borrow funds as needed up to the credit line maximum, and then pay down the principal whenever excess cash is available. Repaid amounts may be reborrowed up to the available credit line. We pay a 0.50% annual commitment fee on any funds not borrowed.

The second credit line is a revolving working capital loan.  In February 2005, CoBank unilaterally extended this agreement from March 31, 2005 to July 1, 2005.  We plan to refinance this credit line in the second quarter of 2005.  The primary purpose of this loan is to finance inventory and receivables. The maximum availability under this credit line is $16 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid the commitment fee.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The balance borrowed on the revolving term loan was $6.6 million and $18.4 million as of March 31, 2005 and 2004, respectively. As of March 31, 2005 and 2004, we owed $0 and $1.9 million, respectively, on the working capital loan with CoBank.  The annual interest rate on both the working capital and revolving term loans as of March 31, 2005 was 5.41%.  CoBank has agreed to defer our next scheduled principal payment of $1.3 million.

We also have other long-term contracts and notes totaling approximately $2.2 million, with a weighted average annual interest rate of 2.2% as of March 31, 2005. These arrangements include a no interest $1.8 million long-term payable to the other USSC shareholders relating to our purchase of their tendered USSC shares. The obligation is secured by the purchased shares, with final payment due on October 31, 2006. Our highest interest loan is a $250,000 loan held by USSC at 15% per annum which is payable in 2005.  We made principal payments of $34,000 and $41,000 on these additional long-term obligations during the three months ended March 31, 2005 and 2004, respectively.

Capital Raising

We are currently conducting a registered offering to sell up to 5,625,000 new member units. The offering was made available exclusively to our existing members at a price of $2.00 per unit until April 11, 2005, and is now available to the general public at a price of $2.50 per unit.  Anyone interested in learning more about such offering may request a copy of the prospectus that describes the offering terms from South Dakota Soybean Processors, LLC, 100 Caspian Avenue, P.O. Box 500, Volga, South Dakota 57071 or by contacting Lucas Uecker at (605) 627-6138.  All investments must be made in accordance with the terms described in the prospectus.  Nothing in this paragraph or report shall constitute an offer to sell our capital units or other securities.  As of March 31, 2005, we had sold 106,250 member units for a total of $212,500.  As of May 16, 2005, we had sold 2,000,250 member units from the offering for a total of $4,020,125.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are our rail car leases which allow us to distribute our products.  We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $513,000 and $526,000 for the three-month periods ending March 31, 2005 and 2004, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $520,000 and $467,000 for the three-month periods ending March 31, 2005 and 2004, respectively.

In addition to the rail car leases, we have several operating leases for various equipment. Total lease expense under these arrangements was $27,000 and $14,000 for the three-month periods ending March 31, 2005 and 2004, respectively.  Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

Accounting for Derivative Instruments and Hedging Activities

We attempt to minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize our net positions in these inventories and contracts. We account for changes in market value on exchange-traded futures and option contracts at exchange prices and account for changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area. Changes in the market value of all these contracts are recognized in earnings as a component of cost of goods sold.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures that occurred during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                   Legal Proceedings

From time to time in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We carry insurance that provides protection against general commercial liability claims, claims against our managers, officers and employees, business interruption, automobile liability, and workers’ compensation claims. Except as described below and in our periodic reports on file with the SEC, we are not currently involved in any material legal proceedings and are not aware of any potential claims.

On January 28, 2003, we were served with notice that we had been named as a defendant in a breach of contract suit in the circuit court of Cook County, Illinois, along with a number of other individual defendants, including our Chief Executive Officer, Rodney Christianson. The plaintiff, James Jackson, was an employee of USSC whose services were terminated shortly after we became the majority owner in early January 2003. Mr. Jackson claimed that he was wrongfully terminated and that the defendants unjustly interfered with his employment contract and committed fraud in connection with our acquisition of a controlling interest in USSC. On April 24, 2005 we reached a mediated settlement for which USSC will be responsible for approximately $60,000 with USSC’s insurance company paying the balance of the settlement.

In a related suit, USSC has reached a mediated settlement with Thomas Kurth, former President of USSC, in which Mr. Kurth will transfer his USSC shares and his interest in a developmental product company to USSC for no compensation.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

(a)                                  Exhibits.                                                   See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: May 16, 2005
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

(2) Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-K filed on April 15, 2005.

(3) Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-Q filed on August 14, 2002.

(4) Incorporated by reference from the same numbered exhibit to the issuer’s Registration Statement on Form S-4 (File No. 333-75804).