Form 10-Q
period 2005-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2005-08-15
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2005

COMMISSION FILE NO. 0-50253

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

On July 22, 2005, the registrant had 30,445,500 capital units outstanding.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

JUNE 30, 2005 AND 2004

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29,230	$11,423
Trade accounts receivable, less allowance for uncollectible accounts of $28,000	17,136,959	17,452,118
Inventories (Note 2)	13,992,165	8,601,502
Margin deposits	307,291	1,424,422
Prepaid expenses	383,782	538,816
Total current assets	31,849,427	28,028,281

PROPERTY AND EQUIPMENT	51,716,947	51,398,225
Less accumulated depreciation	(22,706,324)	(21,268,006)
Total property and equipment, net	29,010,623	30,130,219

OTHER ASSETS
Investments	4,193,673	4,077,625
Equity investment in unconsolidated affiliate	2,674,103	2,869,366
Notes receivable - members	481,710	481,710
Patents, net	6,813,686	6,900,047
Other, net	8,549	12,640
Total other assets	14,171,721	14,341,388

Total assets	$75,031,771	$72,499,888

The accompanying notes are an integral part of these condensed consolidated financial statements

	June 30,	December 31,
	2005	2004
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$2,346,952	$3,411,975
Current maturities of long-term debt	2,511,310	1,216,438
Note payable - seasonal loan (Note 3)	2,758,890	—
Accounts payable	1,175,893	928,858
Accrued commodity purchases	17,154,428	23,640,446
Accrued expenses	1,799,630	1,646,228
Accrued interest	39,367	49,471
Total current liabilities	27,786,470	30,893,416

LONG-TERM LIABILITIES
Long-term debt, less current maturities	16,812,600	8,986,151
Deferred compensation	123,899	129,345
Total long-term liabilities	16,936,499	9,115,496

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	101,248	368,403

COMMITMENTS

MEMBERS' EQUITY
Class A Units, no par value, 30,445,500 and 28,228,500 units issued and outstanding at June 30, 2005 and December 31, 2004, respectively	32,238,004	32,122,573
Subscriptions receivable (Note 4)	(2,030,450)	—
Total members' equity	30,207,554	32,122,573

Total liabilities and members' equity	$75,031,771	$72,499,888

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

	Three Months Ended June 30:		Six Months Ended June 30:
	2005	2004	2005	2004

NET REVENUES	$49,665,296	$71,177,940	$95,816,856	$129,391,116

COST OF REVENUES
Cost of product sold	42,276,963	59,891,905	79,962,387	111,100,916
Production	4,009,761	3,589,902	7,973,159	7,074,049
Freight and rail	4,641,518	4,590,549	9,975,109	8,202,212
Brokerage fees	55,360	84,540	113,611	145,811
Total cost of revenues	50,983,602	68,156,896	98,024,266	126,522,988

GROSS PROFIT (LOSS)	(1,318,306)	3,021,044	(2,207,410)	2,868,128

OPERATING EXPENSES
Administration	1,183,844	1,039,594	2,287,463	1,964,444
OPERATING PROFIT (LOSS)	(2,502,150)	1,981,450	(4,494,873)	903,684

OTHER INCOME (EXPENSE)
Interest expense	(202,935)	(412,649)	(564,274)	(616,284)
Other non-operating income (expense)	30,367	(52,572)	152,010	22,384
Patronage dividend income	193,413	—	193,413	153,961
Total other income (expense)	20,845	(465,221)	(218,851)	(439,939)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	(2,481,305)	1,516,229	(4,713,724)	463,745

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	133,830	168,125	267,155	358,128

INCOME (LOSS) BEFORE INCOME TAXES	(2,347,475)	1,684,354	(4,446,569)	821,873

INCOME TAX EXPENSE	—	—	—	1,032

NET INCOME (LOSS)	$(2,347,475)	$1,684,354	$(4,446,569)	$820,841

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$(0.08)	$0.06	$(0.15)	$0.03

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	29,921,547	28,258,500	29,089,680	28,258,500

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$574,378	$600,358
Income taxes	$—	$2,032

Subscriptions receivable upon issuance of member units	$2,030,450	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements of and for the periods ended June 30, 2005 and 2004 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company” or “LLC”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2004 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Reclassifications

Reclassifications have been made to the June 30, 2004 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

NOTE 2 - INVENTORIES

	June 30,	December 31,
	2005	2004
Finished goods
Soy processing	$2,756,787	$5,913,666
Refined oil	3,367,559	602,466
Other	25,608	46,762
Total finished goods	6,149,954	6,562,894

Raw materials
Soy processing	7,716,808	1,950,568
Refined oil	29,380	18,909
Other	43,608	17,167
Total raw materials	7,789,796	1,986,644

Supplies & miscellaneous	52,415	51,964

Totals	$13,992,165	$8,601,502

NOTE 3 - NOTES PAYABLE — SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expired July 1, 2005. Subsequent to June 30, 2005, CoBank unilaterally extended the maturity date to September 1, 2005. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $15,200,000. Interest accrues at a variable rate (5.84% at June 30, 2005). There were advances outstanding at June 30, 2005 and December 31, 2004 of $2,758,890 and $0, respectively. Advances on the revolving credit agreement are limited based upon inventory and accounts receivable, net of soybean accounts payable.

The Company is in violation of one of its loan covenants as of June 30, 2005. The loan covenants with CoBank require the Company to maintain a minimum working capital of $6.0 million. At June 30, 2005, working capital was approximately $4.1 million. CoBank has granted a waiver of this working capital requirement for June 30, 2005.

NOTE 4 - MEMBERS’ EQUITY

The Board of Directors approved a registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering. The maximum offering under the statement will be $11,250,000. As of June 30, 2005 the Company had sold 2,217,000 member units for a total of $4,562,000. The equity offering allowed the investor to initially pay only 50% and sign a note payable to SDSP for the remaining portion. At June 30, 2005, the Company had subscriptions receivable of $2,030,450.

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

On January 28, 2003, we were served with notice that we had been named as a defendant in a breach of contract suit in the circuit court of Cook County, Illinois, along with a number of other individual defendants, including our Chief Executive Officer, Rodney Christianson. The plaintiff, James Jackson, was an employee of USSC whose services were terminated shortly after we became the majority owner in early January 2003. Mr. Jackson claimed that he was wrongfully terminated and that the defendants unjustly interfered with his employment contract and committed fraud in connection with our acquisition of a controlling interest in USSC. On April 24, 2005 we reached a mediated settlement that will include a payment of $300,000 to Mr. Jackson, of which USSC will be responsible for $60,000 and the insurance carrier assumed the remainder of the obligation.

In a related suit, USSC has reached a mediated settlement with Thomas Kurth, former President of USSC, in which Mr. Kurth will transfer his USSC shares and his interest in a developmental product company to USSC for no compensation.

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

The information in this quarterly report on Form 10-Q for the six-month period ended June 30, 2005, contains “forward-looking statements” within the meaning of the private securities litigation reform act of 1995 with respect to the business and operations of South Dakota Soybean Processors and our affiliates. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to members and security holders. Words and phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

Executive Overview

SDSP suffered a net loss of $2.3 million for the second quarter of 2005 versus a profit of $1.7 million for the same period in 2004, a decrease of $4.0 million. In the six months ending June 30, 2005, SDSP recorded a net loss of $4.4 million versus a net income of $821,000 in the same period in 2004, a decrease of $5.2 million. The net loss recorded for the period is largely due to the poor margins that currently exist in the soybean market, which are primarily a result of the combination of the short soybean crop in 2003 followed by a record soybean crop in 2004. On the revenue side, due to the record soybean crop in 2004, our customers are confident that supplies of soybean meal and soybean oil will be readily available, resulting in sale prices falling by 31% and 24%, respectively. On our supply side, due to the short soybean crop in 2003, soybean farmers enjoyed record prices for soybeans in 2004 and emptied their storage bins. Soybean farmers have in large part maintained this higher price expectation following the record crop in 2005, thus the cost of revenues (soybeans) decreased only 22% as farmers demanded higher cash prices to move their soybeans. Higher production expenses and administrative expenses accounted for $1.2 million in lower earnings. Higher energy prices was the primary cause of the $0.9 million increase in production expenses, while director expenses and patent amortization mainly attributed to the $0.3 million increase in administrative expenses.

The soybean industry is experiencing poor margins for the second consecutive year. The 2003 U.S. soybean crop produced only 2.4 billion bushels, which was down from an average crop of 2.8 billion bushels. This short 2003 crop was followed by a record-breaking 3.1 billion U.S. soybean crop in 2004. While signs of improving margin exist in the third quarter 2005, management expects margins to remain under pressure until the health of the 2005 soybean crop is known.

We expect to continue to make progress towards our long-term objectives of delivering high quality products and services at the lowest possible cost, adding value by investing in the further processing of our products, and reviewing new applications for our products in the plastics and energy fields. During 2005, we continued to expend capital to fund the operations of Urethane Soy System Company, Inc. (“USSC”), our majority-owned subsidiary which markets Soyol®, a bio-based polyurethane product made from soybean oil. Higher prices for petroleum products and improving demand for polyurethane products should assist in meeting our objectives.

USSC has increased its product offering from 2 polyols to 15 polyols and 4 systems for the polyurethane industry. We believe that we will see increased demand for Soyol® as customers in the carpet, rigid foam, pultrussion, and automotive industries complete their testing of Soyol®. However, we do not anticipate that USSC will generate a profit until at least 2006.

As a result of adverse changes in the soybean market and our continued capital investment in USSC, we encountered some cash flow constraints in 2004 and early 2005. In order to provide additional working capital and finance our capital investment in USSC, our Board of Managers authorized an offering of capital units to raise up to $11.25 million, which was launched in February 2005. As of June 30, 2005, we had raised a total of $4,562,500. The equity offering allowed investors to initially pay on 50% and sign a note payable to us for the remaining portion. At June 30, 2005, we had subscriptions receivable of $2,030,450.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2005 and 2004

Revenue — Revenue decreased from $71.2 million for the second quarter of 2004 to $50.0 million for the second quarter of 2005, a decrease of approximately $21.5 million, or 30%. The decrease in revenues is primarily a result of lower soybean meal and soybean oil prices along with a lower sales volume of meal and crude oil. The average sales prices for soybean meal and refined and bleached soybean oil decreased by 32% and 28%, respectively. In addition, sales volume of soybean meal and crude soybean oil decreased by 5% and 51%, respectively, in the second quarter of 2005 versus the second quarter of 2004. The decreases attributable to these factors were slightly offset by higher sales volume of refined and bleached soybean oil during the second quarter of 2005, which increased by 9%. The lower sales volumes of crude soybean oil in the second quarter of 2005 resulted primarily from the fact that we refined more of the crude soybean oil we produced as compared to 2004.

Gross Profit/Loss — During the second quarter of 2005, we suffered a gross loss of $1,318,000, compared to a gross profit of $3,021,000 for the second quarter of 2004. Revenues decreased by approximately $21.5 million (30%) in the second quarter of 2005, while cost of revenues decreased by only $17.2 million (25%). The primary reason for the decrease in gross profit is the tight local soybean market, which resulted in higher prices for soybeans. In addition, the gross loss was impacted by a $420,000 (12%) increase in production expense for the second quarter of 2005 compared to the second quarter of 2004. The increase in production expense was primarily attributable to higher natural gas costs and higher maintenance costs in the second quarter of 2005. These increased costs were offset by a decrease of $17.6 million in cost of products sold, which was due to lower soybean prices, decreasing approximately 30% from the second quarter of 2004.

Administrative Expense — Administrative expense, including all selling, general and administrative expenses, increased $144,000, or 14%, for the second quarter of 2005 compared to the same period in 2004. The increase was due to increased payroll costs, director expenses, professional expenses and patent amortization.

Interest Expense — Interest expense decreased by $210,000, or 51%, for the second quarter of 2005 compared to the same period in 2004. The decrease was due to lower debt levels as a result of the approximately $9.8 million in principal amount that has been repaid by the Company since the end of the second quarter of 2004. This decrease in interest expense was offset by an increase in interest rate on our senior debt. At June 30, 2005, we had outstanding debt of $22.1 million, most of which consists of our senior debt and seasonal loan, which bore interest at an annual rate of 5.84% interest as of June 30, 2005. At June 30, 2004, we had outstanding debt of $31.8 million, the majority of which bore interest at an annual rate of 3.71%.

Net Income/Loss — We recorded a net loss of $2.3 million for the second quarter of 2005, compared to net income of $1.7 million for the same period in 2004. The decrease of $4.0 million in net income is primarily attributable to decreased gross margin on products sold as a result of the tight local soybean market.

Comparison of the six months ended June 30, 2005 and 2004

Revenue — Revenue decreased from $129.4 million for the six months ended June 30, 2004 to $95.8 million for the same period in 2005, a decrease of approximately $33.6 million, or 26%. The decrease in revenues is primarily a result of lower soybean meal and soybean oil prices along with a lower sales volume of crude oil. The average sales prices for soybean meal and refined and bleached soybean oil decreased by 31% and 24%, respectively. In addition, sales volume of crude soybean oil decreased by 60% in the six-month period of 2005 versus the six-month period in 2004. The decreases attributable to these factors were slightly offset by higher sales volume of refined and bleached soybean oil during the first six months of 2005, which increased by 6%. The lower sales volumes of crude soybean oil in 2005 resulted primarily from the fact that we refined more of the crude soybean oil we produced as compared to 2004.

Gross Profit/Loss — During the six-month period ended June 30, 2005, we suffered a gross loss of $2.2 million, compared to a gross profit of $2.9 million for the same period in 2004. Revenues decreased by approximately $33.6 million (26%) in the six-month period ended June 30, 2005, while cost of revenues decreased by only $28.5 million (22%). The decrease in gross profit was a result of several factors. The primary reason for the decrease in gross profit is the tight local soybean market, which resulted in higher prices for soybeans. In addition, the decrease in gross profit was impacted by a $1.8 million (22%) increase in freight expense and $899,000 (13%) increase in production expense for the first six months of 2005 compared to the same period in 2004. The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates. The increase in production expense was primarily attributable to higher natural gas costs and higher maintenance costs in 2005. These increased costs were offset by a decrease of $31.1 million in cost of products sold, which was due to lower soybean prices, decreasing approximately 30% from 2004.

Administrative Expense — Administrative expense, including all selling, general and administrative expenses, increased $323,000, or 16%, for the six months ended June 30, 2005 compared to the same period in 2004. The increase results from increased payroll costs, director expenses, professional expenses and patent amortization.

Interest Expense — Interest expense decreased by $52,000, or 8%, for the six-month period ended June 30, 2005 compared to the same period in 2004. The decrease was due to lower debt levels as a result of the approximately $9.8 million in principal amount that has been repaid by the Company since the end of the second quarter of 2004. This decrease in interest expense was offset by an increase in the purchase of soybeans on a deferred payment contract, as well as an increase in interest rates on our senior debt. At June 30, 2005, we had outstanding debt of $22.1 million, most of which consists of our senior debt and seasonal loan, which bore interest at an annual rate of 5.84% interest as of June 30, 2005. At June 30, 2004, we had outstanding debt of $31.8 million, the majority of which bore interest at an annual rate of 3.71%.

Net Income/Loss — We recorded a net loss of $4.4 million for the six months ended June 30, 2005, compared to net income of $821,000 for the same period in 2004. The decrease of $5.3 million in net income is primarily attributable to decreased gross margin on products sold as a result of the tight local soybean market.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Operating activities used $12.9 million for the six months ended June 30, 2005, compared to $14.1 million for the six-month period ended June 30, 2004. The funds used by the Company in the six months ended June 30, 2005 consisted primarily of a $9.9 million change in current assets and liabilities, $4.4 million in net operating losses, and $267,000 of minority interest in the net loss of USSC, offset by depreciation and amortization expense of $1.7 million.

Cash Flows from Investing Activity

Investing activities used $475,000 during the six-month period ending June 30, 2005 compared to $455,000 in the six-month period ending June 30, 2004.  We purchased $351,000 of property and equipment during the period ending June 30, 2005 compared to $403,000 purchased in the period ending June 30, 2004. The $351,000 spent on property and equipment during the six months ended June 30, 2005 consisted of equipment to improve the performance in our crushing operations and to update our information technology hardware.

Cash Flows from Financing Activity

Financing activities provided the Company $13.3 million for the six-month period ending June 30, 2005 and $14.2 million during the same period in 2004. During the six months ended June 30, 2005, we had $9.2 million in proceeds from long-term debt commitments, $2.8 million in proceeds from seasonal loan commitments, and $2.5 million from the issuance of capital units. These proceeds were offset by decreasing our amount of outstanding checks by $1.1 million.

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

The second credit line is a revolving working capital loan. In February 2005, CoBank extended this agreement from March 31, 2005 to July 1, 2005. Then, in July 2005, CoBank extended this agreement from July 1, 2005 to September 1, 2005. We plan to refinance this credit line in the third quarter of 2005. The primary purpose of this loan is to finance inventory and receivables. The maximum availability under this credit line is $16 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid the commitment fee.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The balance borrowed on the revolving term loan was $17.1 million and $15.8 million as of June 30, 2005 and 2004, respectively. As of June 30, 2005 and 2004, the Company owed $2.8 million and $12.9 million, respectively, on the working capital loan with CoBank. The annual interest rate on both the working capital and revolving term loans as of June 30, 2005 was 5.84%. CoBank has agreed to defer our next scheduled principal payment of $1.3 million.

We were in violation of one of our loan covenants as of June 30, 2005. The loan covenants with CoBank require us to maintain a minimum working capital of $6.0 million. At June 30, 2005, working capital was approximately $4.1 million. CoBank has granted a waiver of this working capital requirement for June 30, 2005.

We also have other long-term contracts and notes totaling approximately $2.2 million, with a weighted average annual interest rate of 2.1% as of June 30, 2005. These arrangements include a no interest $1.8 million long-term payable to the other USSC shareholders relating to our purchase of their tendered USSC shares. The obligation is secured by the purchased shares, with final payment due on October 31, 2006. Our highest interest loan is a $250,000 loan held by USSC at 15% per annum which is payable in 2005.  We made principal payments of $36,000 and $41,000 on these additional long-term obligations during the six months ended June 30, 2005 and 2004, respectively.

Capital Raising

During the first two quarters of 2005, we conducted a registered offering to sell up to 5,625,000 new member units. The offering was made available exclusively to our existing members at a price of $2.00 per unit until April 11, 2005, and was available until June 30, 2005 to the general public at a price of $2.50 per unit. As of June 30, 2005, we had sold 2,217,000 member units for a total of $4,562,000.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are our rail car leases which allow us to distribute our products. We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $1,034,000 and $1,037,000 for the six-month periods ending June 30, 2005 and 2004, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $1,056,000 and $897,000 for the six-month periods ending June 30, 2005 and 2004, respectively.

In addition to the rail car leases, we have several operating leases for various equipment. Total lease expense under these arrangements was $34,000 and $35,000 for the six-month periods ending June 30, 2005 and 2004, respectively. Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures that occurred during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 28, 2003, we were served with notice that we had been named as a defendant in a breach of contract suit in the circuit court of Cook County, Illinois, along with a number of other individual defendants, including our Chief Executive Officer, Rodney Christianson. The plaintiff, James Jackson, was an employee of USSC whose services were terminated shortly after we became the majority owner in early January 2003. Mr. Jackson claimed that he was wrongfully terminated and that the defendants unjustly interfered with his employment contract and committed fraud in connection with our acquisition of a controlling interest in USSC. On April 24, 2005 we reached a mediated settlement that will include a payment of $300,000 to Mr. Jackson, of which USSC will be responsible for $60,000 and the insurance carrier will be responsible for the remainder of the obligation.

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

None.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

On June 21, 2004, we held an annual meeting of members. At the meeting, two member proposals regarding amendments to our Operating Agreement were voted upon by the members present at the meeting. Both of these proposals failed.

VOTE TABULATION FOR MEMBER PROPOSALS

	For	Against	Abstentions
Proposal to Extend Term Limit Provision From Three to Four Three-Year Terms	56	71	0
Proposal to Increase the Tax Distribution from 30% of Net Income to 80% of Net Income	30	85	1

At the meeting, Kent Howell, Ronald Gorder, Corey Schnabel, Greg Schmieding, Robert Nelsen, Jerome Jerzak and David Driessen were elected to the Board of Managers. The prior appointment of Steven

Preszler to the Board of Managers was also confirmed. Paul Barthel, Dean Christopherson, Wayne Enger, Ryan Hill, Peter Kontz, Laron Krause, Bryce Loomis, Dale Murphy, Daniel Potter, Rodney Skalbeck, Delbert Tschakert, Anthony Van Uden and Ardon Wek will remain on the board until their terms expire, they are reelected, or their earlier death, resignation or removal.

VOTE TABULATION FOR BOARD OF MANAGER NOMINEES

Nominee	For	Abstentions
District One
Rick Even	4	0
James Hegg	7	0
Kent Howell	11	0
Scott Olson	5	0
Ronald Sckerl	5	0
District 2
Ronald Gorder	19	0
District 3
Corey Schnabel	10	0
District 4
Greg Schmieding	14	0
District 5
Robert Nelsen	25	0
District 6
Jerome Jerzak	12	0
Gary Johnson	6	0
Alan Nuese	7	0
District 7
Ed Crotty	5	0
David Driessen	11	0
Jerome Schuelke	6	0
District 3 - Confirmation
Steven Preszler	10	0

In addition, at the meeting, the members ratified amendments to the Operating Agreement that had been previously adopted by the Board of Managers.

VOTE TABULATION FOR RATIFICATION OF

OPERATING AGREEMENT AMENDMENTS

	For	Against	Abstentions
Operating Agreement Amendments	120	10	0

Item 5.            Other Information

We filed a Form 8-K/A on July 29, 2005 containing certain information regarding our financial statements for the quarter ended September 30, 2003 and for the year ended December 31, 2003.

Item 6.            Exhibits

(a)           Exhibits.                 See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: August 15, 2005
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