Form 10-K/A
period 2003-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2005-11-14
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The aggregate market value of the common equity of the registrant and its predecessor held by non-affiliates as of June 30, 2005 was approximately $73,884,375 based on the latest sales price of its capital units in its offering ending June 30, 2005, which were the only public sales of its securities prior to June 30, 2005.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  As of the date of this filing, there were 30,445,500 Class A capital units of the registrant outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of South Dakota Soybean Processors, LLC (the “Company”) for the year ended December 31, 2003, filed on March 30, 2004, is being filed solely for the purposes of replacing the independent auditor’s report and accompanying financial statements for such period for the reasons described in Item 9 below.  The Company has made no other changes to the previously filed Form 10-K.  Other than as set forth below, the items of the Form 10-K, as previously filed, continue to speak as of the date of the original filings thereof, and the disclosure relating to such items is not being updated.

PART II

Item 8.                                   Financial Statements and Supplementary Data

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report on Form 10-K/A, and financial statements and schedules for the year ended December 31, 2003 referenced therein, which are hereby incorporated by reference.  Such financial statements are marked to show all changes to the Company’s previously filed financial statements that were required as a result of the re-audit discussed in Item 9 below.  Such changes do not constitute a restatement of the Company’s previously filed financial statements.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The independent audit covering the Company’s financial statements for the year ended December 31, 2003 was originally conducted by Eide Bailly, LLP, which later resigned from its engagement as the Company’s auditor in January 2005 due to an independence issue, as disclosed in the Company’s prior filings.  Subsequently, in connection with its review of the Company’s Form 10-K for the year ended December 31, 2004, the Securities and Exchange Commission questioned whether the independence of Eide Bailly, LLP may have also been compromised with respect to its review of the financial statements for the quarter ended September 30, 2003, and its audit of the financial statements for the year ended December 31, 2003.  Following communication with the Commission regarding the application of the independence rules in effect at the time, the Company agreed to comply with the Commission’s request to amend its SEC filings, including this annual report, to include re-audited and re-reviewed financial statements for the periods in question.

The Company’s new auditor, Gordon, Hughes & Banks, LLP, has completed its audit of the Company’s financial statements for the above period, and on November 9, 2005 delivered to the Company its signed audit report, dated as of September 30, 2005, which is being filed herewith.  As stated above, no restatement of the Company’s previously filed financial statements for such periods was required as a result of such subsequent audit.

PART IV

Item 15.                            Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)           Financial Statements and Schedules — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2003 included herein.

2

(b)           Reports on Form 8-K – We did not file any reports on Form 8-K during the quarter ended December 31, 2003.

(c)           Exhibits - See Exhibit Index following the Signature Page to this report.

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated: November 10, 2005

	By	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on November 10, 2005.

SIGNATURE	TITLE

/s/ Rodney G. Christianson	Chief Executive Officer
Rodney G. Christianson	(Principal Executive Officer)

/s/ James A. Seurer	Chief Financial Officer
James A. Seurer	(Principal Financial and Accounting Officer)

/s/ Paul Barthel*	Manager
Paul Barthel

/s/ Robert E. Nelsen*	Manager
Robert E. Nelsen

/s/ Ryan J. Hill*	Manager
Ryan J. Hill

/s/ Peter Kontz*	Manager
Peter Kontz

/s/ Bryce Loomis*	Manager
Bryce Loomis

/s/ Dale F. Murphy*	Manager
Dale F. Murphy

/s/ Daniel Potter*	Manager
Daniel Potter

/s/ Corey Schnabel*	Manager
Corey Schnabel

/s/ Rodney Skalbeck*	Manager
Rodney Skalbeck

4

/s/ Delbert Tschakert*	Manager
Delbert Tschakert

/s/ Anthony VanUden*	Manager
Anthony VanUden

Manager
Ardon Wek

Manager
Kent Howell

Manager
Laron Krause

Manager
Ronald Gorder

Manager
Steven Preszler

Manager
Greg Schmieding

Manager
Dean Christopherson

Manager
Jerome Jerzak

Manager
Wayne Enger

Manager
David Driessen

* By	/s/ Rodney G. Christianson
Rodney G. Christianson, Attorney-in-Fact

5

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

24.1	Power of Attorney	☐	See Signature Page to this Annual Report on Form 10-K filed March 30, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certifications	☒

32.1	Section 1350 Certifications	☒

SOUTH DAKOTA SOYBEAN PROCESSORS,
LLC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002 AND 2001

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have audited the accompanying consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2003 and the related consolidated statements of operations, changes in members’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks, LLP

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

September 30, 2005

INDEPENDENT AUDITOR'S REPORT

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have audited the accompanying balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2002 and the related statements of operations, changes in members’ equity, and cash flows for the year then ended.  We have also audited the statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2001.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the 2001 financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP
Sioux Falls, South Dakota
January 23, 2003

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$529,697	$11,170
Trade accounts receivable, less allowance for uncollectible accounts (2003 - $273,878; 2002 - $273,331)	23,530,989	14,695,709
Inventories	10,776,402	13,113,098
Margin deposits	—	927,339
Prepaid expenses	516,419	482,977
Assets held for sale - Building	2,322,561	2,307,819
Total current assets	37,676,068	31,538,112

PROPERTY AND EQUIPMENT	50,250,024	49,172,714
Less accumulated depreciation	(18,424,405)	(15,411,529)
	31,825,619	33,761,185

OTHER ASSETS
Investments	3,970,102	4,928,261
Notes receivable - members	481,710	—
Patents, net	7,647,844	36,836
Other, net	15,721	20,502
	12,115,377	4,985,599

	$81,617,064	$70,284,896

See Accompanying Notes to Consolidated Financial Statements

	2003	2002
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$2,388,936	$3,603,838
Current maturities of long-term debt	976,117	101,472
Accounts payable	1,883,200	639,587
Accrued commodity purchases	21,492,404	20,150,385
Accrued expenses	1,385,864	1,628,022
Accrued interest	50,316	51,476
Total current liabilities	28,176,837	26,174,780

LONG-TERM LIABILITIES
Long-term debt, less current maturities	17,543,141	10,143,459
Deferred compensation	121,301	91,064
	17,664,442	10,234,523

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	1,045,195	—

COMMITMENTS	—	—

MEMBERS’ EQUITY
Class A Units, no par value 28,258,500 units issued and outstanding	34,730,590	33,875,593

	$81,617,064	$70,284,896

See Accompanying Notes to Consolidated Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001

NET REVENUE	$207,256,575	$159,497,284	$148,258,146

COST OF REVENUE
Cost of product sold	174,234,599	128,457,162	121,012,364
Production	14,046,771	11,707,538	10,686,189
Freight and rail	14,506,644	12,095,338	9,366,185
Brokerage fees	234,346	323,926	294,386
Total cost of revenue	203,022,360	152,583,964	141,359,124

GROSS PROFIT	4,234,215	6,913,320	6,899,022

OPERATING EXPENSES
Administration	3,639,442	2,679,633	2,234,248
OPERATING PROFIT	594,773	4,233,687	4,664,774

OTHER INCOME (EXPENSE)
Interest expense	(802,178)	(542,220)	(483,223)
Other non-operating income	2,915,160	3,404,458	2,093,316
Patronage dividend income	97,975	36,801	1,460,386
Total other income (expense)	2,210,957	2,899,039	3,070,479

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	2,805,730	7,132,726	7,735,253

MINORITY INTEREST IN LOSS OF SUBSIDIARY	457,620	—	—

INCOME BEFORE INCOME TAXES	3,263,350	7,132,726	7,735,253

INCOME TAX EXPENSE (BENEFIT)	(131,474)	520,000	—

NET INCOME	$3,394,824	$6,612,726	$7,735,253

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.12	$0.23	$0.27

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	28,258,500	28,258,500	28,258,500

See Accompanying Notes to Consolidated Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY

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

See Accompanying Notes to Consolidated Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
OPERATING ACTIVITIES
Net income	$3,394,824	$6,612,726	$7,735,253
Charges and credits to net income not affecting cash:
Depreciation	2,994,037	2,746,384	2,457,804
Amortization	18,378	4,764	4,059
Minority interest in net loss of subsidiary	(457,620)	—	—
Loss on sale of fixed assets	1,325	30,288	118,920
Non-cash patronage dividends	(97,976)	(28,964)	(1,460,386)
Change in assets and liabilities	(3,892,022)	(530,981)	579,201
NET CASH FROM OPERATING ACTIVITIES	1,960,946	8,834,217	9,434,851

INVESTING ACTIVITIES
Purchase of investments	(4,076,686)	(250)	—
Increase in member loans	(480,710)	—	—
Cash assumed with Urethane Soy Systems Co.	38,989	—	—
Retirement of patronage dividends	56,134	103,262	809,713
Purchase of assets held for sale - Building	(14,742)	(2,307,819)	—
Patent costs	(53,000)	(36,998)	—
Proceeds from sales of property and equipment	41,960	—	122,125
Purchase of property and equipment	(1,016,849)	(4,645,020)	(2,718,740)
NET CASH USED FOR INVESTING ACTIVITIES	(5,504,904)	(6,886,825)	(1,786,902)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balance	(1,214,902)	2,026,870	24,150
Proceeds from members’ equity transactions	—	2,200	4,200
Distributions to members	(2,539,827)	(5,519,058)	(5,731,202)
Payments for debt issue costs	—	(6,500)	—
Proceeds from long-term debt	9,489,103	—	1,053,948
Principal payments on long-term debt	(1,671,889)	(454,991)	(991,615)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	4,062,485	(3,951,479)	(5,640,519)

NET CHANGE IN CASH AND CASH EQUIVALENTS	518,527	(2,004,087)	2,007,430

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,170	2,015,257	7,827

CASH AND CASH EQUIVALENTS, END OF YEAR	$529,697	$11,170	$2,015,257

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$887,746	$530,421	$628,636

Income taxes	$—	$520,000	$—

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

Inventories

Finished goods (soybean meal, oil, refined oil, and hulls) and raw materials (soybeans) are valued at estimated market value, which approximates net realizable value.  This accounting policy is in accordance with the guidelines described in AICPA Statement of Position No. 85-3, “Accounting by Agricultural Producers and Agricultural Cooperatives.”  Supplies and other are stated at the lower of cost determined by the first-in, first-out method, or market.

Assets held for sale

Assets held for sale are carried at net book value.

Investments

Investments in cooperatives are carried at cost plus the amount of patronage earnings allocated or estimates of interim allocations to the Company, less any cash distributions received.

’

’

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

Patents

The Company’s patents are intangible assets that are not considered to have an indefinite life and, under the rules of SFAS No. 142, are to be amortized over their estimated useful life. The patents are being amortized using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the date that the applications were originally filed with the U.S. Patent Office.

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

Revenue Recognition

Revenue is recognized after the related products are shipped which is when title is transferred to the customer.  Revenues are presented net of discounts and sales allowances.

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

In August 2004, the Company exchanged the storage facility with a net book value of $2,322,561 for 1,400,400 Class A shares in Minnesota Soybean Processors (MnSP), a Minnesota cooperative association.  The shares approximate 6.95% of MnSP’s outstanding equity.

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

NOTE 6 -  OTHER INTANGIBLE ASSETS

On January 1, 2003, the Company acquired an additional 54% interest in the outstanding common stock of USSC to bring its total ownership interest to approximately 58%.  The results of USSC’s operations have been consolidated in the Company’s financial statements since that date.  The Company believes that the acquisition of a controlling interest in USSC will allow the Company to develop and market ’soy-based polyurethane products.

The aggregate purchase price for the 54% interest was $8,576,686.  The Company had previously acquired a 4% interest for $1,000,000.  In preparing consolidated financial statements, the Company assigned the total consideration paid for the USSC stock to USSC’s assets and liabilities.  This allocation resulted in an assignment of $7,401,245 to patents.  The costs of the patents are being amortized using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the date of filing the application with the U.S. Patent Office.  None of these patent costs recognized for financial reporting purposes are expected to be deductible for tax purposes.

The following table summaries the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$85,742
Property and equipment	255,894
Patents	7,401,245
Total assets acquired	7,742,881

Current liabilities	1,054,906
Long-term debt	155,928
Total liabilities assumed	1,210,834
Net assets acquired	$6,532,047

The Company has a contractual obligation to pay former USSC shareholders $4,050,000. Three remaining installments of $891,000 are due on October 31, 2004, 2005 and 2006.

(continued on next page)

The following table provides information regarding the Company’s other intangible assets as of December 31, 2003 and 2002:

Intangible Assets	Life	Gross Carrying Amount	Accumulated Amortization	Net

As of December 31, 2003
Loan Origination Costs	10 Yrs.	$20,502	$(4,781)	$15,721
Patents	16-20 Yrs.	7,661,394	(13,550)	7,647,844
		$7,681,896	$(18,331)	$7,663,565

As of December 31, 2002
Loan Origination Costs	16-20 Yrs.	$23,291	$(2,789)	$20,502

NOTE 7 -  INVESTMENTS

	2003	2002
Investments in associated companies:
Cenex Harvest States	$3,516,592	$3,543,333
CoBank	453,260	384,678
	3,969,852	3,928,011
Urethane Soy Systems Company, Inc.	—	1,000,000
Minnesota Soybean Processors	250	250

Totals	$3,970,102	$4,928,261

NOTE 8 -  NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which was to expire on April 1, 2005.  The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company.  The Company could borrow up to $6,000,000 between June 1 and September 30 and up to $10,000,000 between October 1 and May 31.  Interest is at a variable rate (3.47% at December 31, 2003).  There were no advances outstanding at December 31, 2003 and 2002.

Advances on the revolving credit agreement are limited based upon inventory, accounts receivable, net of soybean accounts payable.

On June 17, 2004, the Company entered into a new revolving credit agreement with CoBank, which expired on July 1, 2005. CoBank unilaterally extended the maturity date to September 1, 2006. The Company currently has borrowing availability of approximately $15,300,000.

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

The following is a schedule of future minimum rental payments required under these operating leases.

	Rail Cars	Other	Total
Year ended December 31:
2004	$1,959,096	$41,315	$2,000,411
2005	1,959,096	41,315	2,000,411
2006	1,911,846	30,616	1,942,462
2007	1,704,596	4,644	1,709,240
2008	1,436,496	—	1,436,496
Thereafter	10,842,774	—	10,842,774

Totals	$19,813,904	$117,890	$19,931,794

(continued on next page)

NOTE 13 -  CASH FLOW INFORMATION

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2003	2002	2001
(Increase) decrease in assets:
Trade accounts	$(8,786,716)	$(3,465,073)	$(1,064,418)
Inventories	2,363,170	(5,965,921)	718,574
Margin account deposit	1,114,848	187,654	(573,983)
Prepaids	(33,442)	(223,820)	(56,886)
	(5,342,140)	(9,467,160)	(976,713)

Increase (decrease) in liabilities:
Accounts payable	275,240	171,112	(212,572)
Accrued commodity purchases	1,342,767	8,466,777	1,613,556
Accrued expenses	(198,126)	277,226	120,930
Deferred compensation	30,237	21,064	34,000
	1,450,118	8,936,179	1,555,914

Total	$(3,892,022)	$(530,981)	$579,201

NOTE 14 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments (all of which are held for non-trading purposes) are as follows:

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$529,697	$529,697	$11,170	$11,170

Margin deposits	—	—	927,339	927,339

Long-term debt	18,519,258	18,370,381	10,244,931	10,258,941

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

On January 28, 2003, the Company was served with notice that it had been named as a defendant in a breach of contract suit in the circuit court of Cook County, Illinois, along with a number of other individual defendants, including the Company’s Chief Executive Officer, Rodney Christianson. The plaintiff, James Jackson, was an employee of USSC whose services were terminated shortly after the Company became the majority owner in early January 2003. Mr. Jackson claimed that he was wrongfully terminated and that the defendants unjustly interfered with his employment contract and committed fraud in connection with the Company’s acquisition of a controlling interest in USSC. On April 24, 2005 the Company reached a mediated settlement that will include a payment of $300,000 to Mr. Jackson, of which USSC paid $60,000 and the insurance carrier assumed the remainder of the obligation.

In a related suit, USSC has reached a mediated settlement with Thomas Kurth, former President of USSC, in which Mr. Kurth will transfer his USSC shares and his interest in a developmental product company to USSC for no compensation. As a result of the foregoing, the Company has increased its proportionate share in USSC stock to 65.7%.

NOTE 19 - STOCK OFFERING

The Board of Managers approved a registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional capital units in a public offering. The maximum offering proceeds under the registration statement will be $11,250,000. As of September 30, 2005 the Company had sold 2,347,500 capital units for a total of $4,888,250.

#    #    #    #    #    #

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

Under the date of September 30, 2005, we reported on the consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2003, and the related consolidated statements of operations, members’ equity and cash flows for the year then ended.  In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Gordon, Hughes & Banks, LLP

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

September 30, 2005

INDEPENDENT AUDITOR'S REPORT

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

Under the date of January 23, 2003, we reported on the balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2002, and the related statements of operations, members’ equity and cash flows for each of the years in the two-year period ended December 31, 2002, as contained herein.  In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Eide Bailly LLP

Sioux Falls, South Dakota
January 23, 2003

Index to Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
		Additions
COL. A	COL. B	COL. C	COL. D	COL. E

Deducted from asset accounts:
Year ended December 31, 2001:
Allowance for doubtful accounts	$168,871	60,000	2,358	$226,513

Deducted from asset accounts:
Year ended December 31, 2002:
Allowance for doubtful accounts	$226,513	60,000	13,182	$273,331

Deducted from asset accounts:
Year ended December 31, 2003:
Allowance for doubtful accounts	$273,331	—	(547)	$273,878