Form 10-Q
period 2005-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2005-11-14
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2005

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

On November 14, 2005, the registrant had 30,445,500 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of September 30, 2005, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004, respectively.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States of America), the balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2004, and the related statements of operations, changes in members’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2005, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Gordon, Hughes & Banks, LLP

October 27, 2005

Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$325,527	$11,423
Trade accounts receivable, less allowance for uncollectible accounts of $28,000	18,340,096	17,452,118
Inventories (Note 2)	10,890,484	8,601,502
Margin deposits	612,533	1,424,422
Prepaid expenses	238,023	538,816
Total current assets	30,406,663	28,028,281

PROPERTY AND EQUIPMENT	51,883,385	51,398,225
Less accumulated depreciation	(23,456,753)	(21,268,006)
Total property and equipment, net	28,426,632	30,130,219

OTHER ASSETS
Investments	4,193,673	4,077,625
Equity investment in unconsolidated affiliate	2,882,140	2,869,366
Notes receivable - members	629,791	481,710
Patents, net	6,718,455	6,900,047
Other, net	15,146	12,640
Total other assets	14,439,205	14,341,388

Total assets	$73,272,500	$72,499,888

The accompanying notes are an integral part of these condensed consolidated financial statements

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$3,809,473	$3,411,975
Current maturities of long-term debt	3,519,782	1,216,438
Note payable - seasonal loan (Note 3)	1,173,049	—
Accounts payable	561,663	928,858
Accrued commodity purchases	13,035,589	23,640,446
Accrued expenses	2,214,921	1,646,228
Accrued interest	98,043	49,471
Total current liabilities	24,412,520	30,893,416

LONG-TERM LIABILITIES
Long-term debt, less current maturities	15,474,402	8,986,151
Deferred compensation	126,486	129,345
Total long-term liabilities	15,600,888	9,115,496

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	—	368,403

COMMITMENTS

MEMBERS’ EQUITY
Class A Units, no par value, 30,576,000 and 28,228,500 units issued and outstanding at September 30, 2005 and December 31, 2004, respectively	33,419,667	32,122,573
Subscriptions receivable (Note 4)	(160,575)	—
Total members’ equity	33,259,092	32,122,573

Total liabilities and members’ equity	$73,272,500	$72,499,888

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED

	Three Months Ended Septmber 30:		Nine Months Ended September 30:
	2005	2004	2005	2004

NET REVENUES	$62,194,975	$59,930,785	$158,011,831	$189,321,901

COST OF REVENUES
Cost of product sold	51,314,643	49,026,491	131,277,030	160,127,407
Production	3,950,234	3,830,209	11,923,393	10,904,258
Freight and rail	5,419,319	4,406,967	15,394,428	12,609,179
Brokerage fees	66,360	62,078	179,971	207,889
Total cost of revenues	60,750,556	57,325,745	158,774,822	183,848,733

GROSS PROFIT (LOSS)	1,444,419	2,605,040	(762,991)	5,473,168

OPERATING EXPENSES
Administration	679,127	1,090,182	2,966,590	3,054,626
OPERATING PROFIT (LOSS)	765,292	1,514,858	(3,729,581)	2,418,542

OTHER INCOME (EXPENSE)
Interest expense	(321,147)	(603,865)	(885,421)	(1,220,149)
Other non-operating income (expense)	309,868	332,830	461,878	355,214
Patronage dividend income	—	—	193,413	153,961
Total other income (expense)	(11,279)	(271,035)	(230,130)	(710,974)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	754,013	1,243,823	(3,959,711)	1,707,568

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	101,248	180,729	368,403	538,857

INCOME (LOSS) BEFORE INCOME TAXES	855,261	1,424,552	(3,591,308)	2,246,425

INCOME TAX EXPENSE	—	—	—	1,032

NET INCOME (LOSS)	$855,261	$1,424,552	$(3,591,308)	$2,245,393

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$0.03	$0.05	$(0.12)	$0.08

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	30,550,467	28,255,863	29,581,960	28,257,621

The accompanying notes are an integral part of these condensed consolidated financial statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE-MONTH PERIODS ENDED

	September 30, 2005	September 30, 2004
OPERATING ACTIVITIES
Net income (loss)	$(3,591,308)	$2,245,393
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	2,544,282	2,163,076
Minority interest in net loss of subsidiary	(368,403)	(538,857)
Loss on sale of fixed assets	6,081	5,047
(Gain) on equity method investment	(12,774)	(186,510)
Non-cash patronage dividends	(116,048)	(153,961)
Change in current assets and liabilities	(12,420,225)	(10,624,958)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(13,958,395)	(7,090,770)

INVESTING ACTIVITIES
Patent costs	(151,769)	(71,449)
Deposit on investment subscription	—	(287,500)
Retirement of patronage dividends	—	46,188
Increase in notes receivable	(148,081)	—
Proceeds from sale of property and equipment	—	3,500
Purchase of property and equipment	(517,621)	(957,979)
NET CASH FROM (USED FOR) INVESTING ACTIVITIES	(817,471)	(1,267,240)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	397,498	653,266
Proceeds from issuance of member units	4,727,828	—
Distributions to members	—	(3,290,629)
Proceeds from note payable - seasonal loan	1,173,049	8,736,901
Proceeds from long-term debt	9,159,223	4,418,168
Principal payments on long-term debt	(367,628)	(2,674,581)
Redemption of member capital units	—	(6,000)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	15,089,970	7,837,125

NET CHANGE IN CASH AND CASH EQUIVALENTS	314,104	(520,885)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	11,423	529,697

CASH AND CASH EQUIVALENTS, END OF PERIOD	$325,527	$8,812

The accompanying notes are an integral part of these condensed consolidated financial statements

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$836,849	$1,194,660
Income taxes	$—	$2,032

Subscriptions receivable upon issuance of member units	$160,575	$—

See Notes to Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed financial statements as of and for the periods ended September 30, 2005 and 2004 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company” or “LLC”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The condensed consolidated balance sheet data as of December 31, 2004 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Reclassifications

Reclassifications have been made to the September 30, 2004 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

NOTE 2 -   INVENTORIES

	September 30, 2005	December 31, 2004
Finished goods
Soy processing	$4,920,562	$5,913,666
Refined oil	804,007	602,466
Other	158,970	46,762
Total finished goods	5,883,539	6,562,894

Raw materials
Soy processing	4,897,798	1,950,568
Refined oil	30,201	18,909
Other	20,017	17,167
Total raw materials	4,948,016	1,986,644

Supplies & miscellaneous	58,929	51,964

Totals	$10,890,484	$8,601,502

NOTE 3 -   NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a seasonal revolving credit agreement with CoBank, which expired July 1, 2005. CoBank unilaterally extended the maturity date to September 1, 2006. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $15,200,000. Interest accrues at a variable rate (6.40% at September 30, 2005).  There were advances outstanding at September 30, 2005 and December 31, 2004 of $1,173,049 and $0, respectively. Advances on the revolving credit agreement are limited based upon inventory and accounts receivable, net of soybean accounts payable.

NOTE 4 -   MEMBERS’ EQUITY

The Board of Directors approved a registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering.  The maximum offering under the statement will be $11,250,000.  As of September 30, 2005 the Company had sold 2,347,500 member units for a total of $4,888,250. The equity offering allowed the investor to initially pay only 50% and sign a note payable to SDSP for the remaining portion. At September 30, 2005, the Company had subscriptions receivable of $160,575, which is accounted for as a deduction from members’ equity in the accompanying balance sheet.

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

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2005, contains “forward-looking statements” within the meaning of the private securities litigation reform act of 1995 with respect to the business and operations of South Dakota Soybean Processors and our affiliates. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to members and security holders. Words and phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

Executive Overview

After recording losses of $4.4 million for the first six months of 2005, we recorded a net profit of $855,000 for the third quarter of 2005. Our return to profitability is due to local soybean meal basis values returning closer to its historical relationship to local soybean basis values. The local basis value is the difference in our local price received for soybean meal or paid for soybeans versus the price of the commodity on the Chicago Board of Trades. In the nine months ending September 30, 2005, we recorded a net loss of $3.6 million versus a net income of $2.2 million in the same period in 2004, a decrease of $5.8 million.  The net loss recorded for the period is largely due to the poor margins in the first six months of 2005, which were primarily a result of the combination of the short soybean crop in 2003 followed by a record soybean crop in 2004. On the revenue side, due to the record soybean crop in 2004, our customers are confident that supplies of soybean meal and soybean oil will be readily available, resulting in sale prices falling by 31% and 24%, respectively. On our supply side, due to the short soybean crop in 2003, soybean farmers enjoyed record prices for soybeans in 2004 and emptied their storage bins. For the nine months ended September 30, 2005, escalating energy prices led to an increase in production and administrative expenses of $0.2 million.

As expected, we experienced improved margins in the third quarter. Given a strong world demand for soybeans and the US 2005 soybean crop exceeding 3.0 billion bushels, management expects to maintain margins at levels closer to historical averages for the 2005 crop year. Two significant threats to our industry’s profitability will be higher energy prices or a major world wide outbreak of the bird flu.

SDSP expects to continue to make progress towards our long-term objectives of delivering high quality products and services at the lowest possible cost, adding value by investing in the further processing of our products, and reviewing new applications for our products in the plastics and energy fields. During 2005, SDSP continued to expend capital to fund the operations of Urethane Soy System Company, Inc. (“USSC”), SDSP’s majority-owned subsidiary which markets Soyol®, a bio-based polyurethane product made from soybean oil. Higher prices for petroleum products and improving demand for polyurethane products should assist in meeting our objectives.

USSC has increased its product offering from 2 polyols to 15 polyols and 4 systems for the polyurethane industry. SDSP believes we will see increased demand for Soyol® as customers in the carpet, rigid foam, and pultrusion industries complete their testing of Soyol®. However, we do not anticipate that USSC will generate a profit until at least 2006.

As a result of adverse changes in the soybean market and our continued capital investment in USSC, SDSP encountered some cash flow constraints in 2004 and early 2005. In order to provide additional working capital and finance our capital investment in USSC, our Board of Managers authorized an offering of capital units to raise up to $11.25 million, which was launched in February 2005.  As of close of the offering, we had raised a total of $4.5 million.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2005 and 2004

Revenue – Revenue increased from $59.9 million for the third quarter of 2004 to $62.2 million for the third quarter of 2005, an increase of approximately $2.3 million, or 4%. The increase in revenues is primarily a result of a higher volume in sales (units) of refined and bleached soybean oil, crude soybean oil, and soybean meal, which increased by 47%, 636%, and 17%, respectively, in the third quarter of 2005 versus the same period in 2004.  These increases were slightly offset by lower average prices in soybean meal and refined and bleached soybean oil.  The average sales prices for soybean meal and refined and bleached soybean oil decreased by 17% and 25%, respectively.

Gross Profit/Loss – During the third quarter of 2005, we generated a gross profit of $1.4 million, compared to a gross profit of $2.6 million for the third quarter of 2004.  Revenues increased by approximately $2.3 million (4%) in the third quarter of 2005, while cost of revenues increased by $3.4 million (6%). The primary reason for the decrease in gross profit is the tight local soybean market, which resulted in a higher local market adjustment for soybeans in relation to products sold. In addition, the gross loss was impacted by a $1,012,000 (23%) increase in freight expense and $120,000 (3%) increase in production expense for the third quarter of 2005 compared to the third quarter of 2004.  The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates. The increase in production expense was primarily attributable to higher natural gas costs in the second quarter of 2005.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased by $411,000, or 38%, for the third quarter of 2005 compared to the same period in 2004.  The decrease was due to decreased professional expenses and payroll costs, and offset by an increase in patent amortization.

Interest Expense – Interest expense decreased by $283,000, or 47%, for the third quarter of 2005 compared to the same period in 2004.  The decrease was due to lower debt levels as a result of the approximately $8.5 million in principal amount that has been repaid by the Company since the end of the third quarter of 2004.  This decrease in interest expense was offset by an increase in interest rate on our senior debt. At September 30, 2005, we had outstanding debt of $20.2 million, most of which consists of our senior debt and seasonal loan, which bore interest at an annual rate of 6.40% interest as of September 30, 2005.  At September 30, 2004, we had outstanding debt of $29.0 million, the majority of which bore interest at an annual rate of 5.84%.

Net Income/Loss – We recorded a net income of $855,000 for the third quarter of 2005, compared to net income of $1.4 million for the same period in 2004.  The decrease of $570,000 in net income is primarily attributable to decreased gross margin on products sold as a result of the tight local soybean market, offset by a decrease in administrative costs and interest expense.

Comparison of the nine months ended September 30, 2005 and 2004

Revenue – Revenue decreased from $189.3 million for the nine months ended September 30, 2004 to $158.0 million for the same period in 2005, a decrease of approximately $31.3 million, or 16%. The decrease in revenues is primarily a result of lower soybean meal and soybean oil prices.  The average sales prices for soybean meal and refined and bleached soybean oil decreased by 27% and 24%, respectively.  The decreases attributable to these factors were slightly offset by 20% higher sales volume of refined and bleached soybean oil during the first nine months of 2005.

Gross Profit/Loss – During the nine-month period ended September 30, 2005, we suffered a gross loss of $763,000, compared to a gross profit of $5.5 million for the same period in 2004.  Revenues decreased by approximately $31.3 million (16%) in the nine-month period ended September 30, 2005, while cost of revenues decreased by only $25.1 million (14%). The decrease in gross profit was a result of several factors. The primary reason for the decrease in gross profit is the tight local soybean market, which resulted in a higher local market adjustment for soybeans in relation to products sold. In addition, the decrease in gross profit was impacted by a $2.8 million (22%) increase in freight expense and $1.0 million (9%) increase in production expense for the first nine months of 2005 compared to the same period in 2004. The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.  The increase in production expense was primarily attributable to higher natural gas costs in 2005. These increased costs were offset by a decrease of $28.9 million in cost of products sold, which was due to an approximately 18% drop in soybean prices.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $88,000, or 3%, for the nine months ended September 30, 2005 compared to the same period in 2004. The decrease results from a decrease in professional expenses, offset by an increase in payroll costs, director expenses, and patent amortization.

Interest Expense – Interest expense decreased by $335,000, or 27%, for the nine-month period ended September 30, 2005 compared to the same period in 2004.  The decrease was due to lower debt levels as a result of the approximately $8.5 million in principal amount that has been repaid by the Company since the end of the third quarter of 2004.  This decrease in interest expense was offset by an increase in the purchase of soybeans on a deferred payment contract, as well as an increase in interest rates on our senior debt. At September 30, 2005, we had outstanding debt of $20.2 million, most of which consists of our senior debt and seasonal loan, which bore interest at an annual rate of 6.40% interest as of September 30, 2005.  At September 30, 2004, we had outstanding debt of $29.0 million, the majority of which bore interest at an annual rate of 5.84%.

Net Income/Loss – We recorded a net loss of $3.6 million for the nine months ended September 30, 2005, compared to net income of $2.2 million for the same period in 2004.  The decrease of $5.8 million in net income is primarily attributable to decreased gross margin on products sold as a result of the tight local soybean market.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operations

Operating activities used $14.0 million for the nine months ended September 30, 2005. The funds used by the Company in the nine months ended September 30, 2005 consisted primarily of a $12.4 million increase in working capital requirements, $3.6 million in net operating losses, and $368,000 of minority interest in the net loss of USSC, offset by depreciation and amortization expense of $2.5 million. The change in working capital requirements in 2005 was primarily due to a decrease in accrued commodity purchases and an increase in inventory values, offset by a decrease in the margin deposit account and an increase in accrued expenses.

Cash Flows for Investing Activities

Investing activities used $817,000 during the nine-month period ending September 30, 2005.  We purchased $518,000 of property and equipment, invested/spent $152,000 in patent costs, and increased notes receivable by $148,000 during the nine-month period ending September 30, 2005. The $518,000 spent on property and equipment during the nine months consisted of equipment to improve the performance in our crushing operations and to update our information technology hardware.

Cash Flows from Financing Activities

Financing activities provided the Company $15.1 million for the nine-month period ending September 30, 2005. During the nine months ended September 30, 2005, we had $9.2 million in proceeds from long-term debt commitments, $4.5 million from the issuance of capital units, $1.2 million in proceeds from seasonal loan commitments, and a $397,000 increase in excess of outstanding checks over bank balance.  These funds were offset by $368,000 of principle payments on long-term debt.

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

The second credit line is a revolving working capital loan.  In February 2005, CoBank extended this agreement from March 31, 2005 to July 1, 2005.  Then, in July 2005, CoBank extended this agreement from July 1, 2005 to October 31, 2005 and subsequent to September 30, 2005, renewed it until September 1, 2006.  The primary purpose of this loan is to finance inventory and receivables. The maximum availability under this credit line is $16 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid the commitment fee.

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

The balance borrowed on the revolving term loan was $17.1 million as of September 30, 2005 and 2004. As of September 30, 2005 and 2004, the Company owed $1.2 million and $8.7 million, respectively, on the working capital loan with CoBank.  The annual interest rate on both the working capital and revolving term loans as of September 30, 2005 was 6.40%.  CoBank has agreed to defer our next scheduled principal payment of $1.3 million.

We also have other long-term contracts and notes totaling approximately $1.9 million, with a weighted average annual interest rate of 2.4% as of September 30, 2005. These arrangements include a no interest $1.8 million long-term payable to the other USSC shareholders relating to our purchase of their tendered USSC shares. The obligation is secured by the purchased shares, with final payment due on October 31, 2006. Our highest interest loan is a $250,000 loan owed by USSC at 15% per annum which is payable in 2005.  We made principal payments of $73,000 and $2.7 million on these additional long-term obligations during the nine months ended September 30, 2005 and 2004, respectively.

Capital Raising

During the first three quarters of 2005, we conducted a registered offering to sell up to 5,625,000 new capital units. The offering was made available exclusively to our existing members at a price of $2.00 per unit until April 11, 2005, and then became available to the general public at a price of $2.50 per unit.  The offering originally expired on May 31, 2005 and was extended to June 30, 2005.  As of September 30, 2005, we had sold 2,200,500 capital units for a total of $4,520,750.

We received subscriptions for an additional 130,500 units ($326,250) that have not been accepted and are being held in escrow pending resolution of the SEC matters described in Part II, Item 5 below.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are our rail car leases which allow us to distribute our products.  We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $1.6 million for both the nine-month periods ending September 30, 2005 and 2004. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $1.6 million and $1.3 million for the nine-month periods ending September 30, 2005 and 2004, respectively.

In addition to the rail car leases, we have several operating leases for various equipment. Total lease expense under these arrangements was $79,000 and $48,000 for the nine-month periods ending September 30, 2005 and 2004, respectively.  Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

None.

Item 3.                                                           Defaults Upon Senior Securities

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

None.

Item 5.                                                           Other Information

In connection with the Securities and Exchange Commission’s review of our Form 10-K for the year ended December 31, 2004, the Commission raised questions regarding whether the independence of our former auditor, Eide Bailly, LLP, was compromised with respect to its review of the financial statements for the quarter ended September 30, 2003, and its audit of the financial statements for the year ended December 31, 2003.  The effectiveness of our extension of our latest capital units offering was also delayed pending resolution of this issue.  Following communication with the Commission regarding the application of the independence rules in effect at the time, we agreed to comply with the Commission’s request to amend our SEC filings to include re-audited and re-reviewed financial statements for the above periods.

Our new auditor, Gordon, Hughes & Banks, LLP, has completed its audit of our 2003 financial statements and on November 9, 2005, delivered its signed audit report, dated as of September 30, 2005.  No restatement of the Company’s previously filed financial statements for such periods was required as a result of such subsequent audit.  We have amended our previously filed Form 10-K for 2003 and the registration statement for our capital units offering to include the new audit report covering our 2003 financial statements.  As of the date of this report, we are awaiting a response from the SEC as to whether they have any additional comments regarding these matters.

Item 6.                                                           Exhibits

(a)                                  Exhibits.   See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: November 14, 2005
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