Form 10-K/A
period 2004-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2005-12-05
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

COMMISSION FILE NO. 000-50253

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of South Dakota Soybean Processors, LLC (the “Company”) for the year ended December 31, 2004, filed on April 15, 2005, is being filed solely for the purposes of replacing the independent auditor’s report and accompanying financial statements for the year ended December 31, 2003 for the reasons described in Item 9 below.  The Company has made no other changes to the previously filed Form 10-K.  Other than as set forth below, the items of the Form 10-K, as previously filed, continue to speak as of the date of the original filings thereof, and the disclosure relating to such items is not being updated.

PART II

Item 8.                                   Financial Statements and Supplementary Data

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report on Form 10-K/A, and financial statements and schedules for the year ended December 31, 2004 referenced therein, which are hereby incorporated by reference.  Such financial statements were not changed in any respect from the Company’s previously filed financial statements as a result of the re-audit discussed in Item 9 below, other than revising the periods covered by the reports of independent auditors contained therein.  Such changes do not constitute a restatement of the Company’s previously filed financial statements.

Item 9.                                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The independent audit covering the Company’s financial statements for the year ended December 31, 2003 was originally conducted by Eide Bailly, LLP, which later resigned from its engagement as the Company’s auditor in January 2005 due to an independence issue, as disclosed in the Company’s prior filings.  Subsequently, in connection with its review of the Company’s Form 10-K for the year ended December 31, 2004, the Securities and Exchange Commission questioned whether the independence of Eide Bailly, LLP may have also been compromised with respect to its review of the financial statements for the quarter ended September 30, 2003, and its audit of the financial statements for the year ended December 31, 2003.  Following communication with the Commission regarding the application of the independence rules in effect at the time, the Company agreed to comply with the Commission’s request to amend its SEC filings, including this annual report, to include re-audited financial statements for the period in question.

The Company’s new auditor, Gordon, Hughes & Banks, LLP, has completed its audit of the Company’s 2003 financial statements, and delivered to the Company its signed audit report, dated as of September 30, 2005, which was filed with the Company’s recent amendment of its 2003 annual report, filed on Form 10-K/A, and is being filed herewith.  No restatement of the Company’s previously filed financial statements for such periods was required as a result of such subsequent audit.

PART IV

Item 15.                            Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)                                  Financial Statements and Schedules — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report for a list of the financial statements and schedules for the years ended December 31, 2004, 2003 and 2002 included herein.

(b)                                 Reports on Form 8-K – We did not file any reports on Form 8-K during the quarter ended December 31, 2004.

(c)                                  Exhibits - See Exhibit Index following the Signature Page to this report.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated: December 5, 2005

	By	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities indicated on December 5, 2005.

SIGNATURE	TITLE

/s/ Rodney G. Christianson	Chief Executive Officer
Rodney G. Christianson	(Principal Executive Officer)

/s/ James A. Seurer	Chief Financial Officer
James A. Seurer	(Principal Financial and Accounting Officer)

/s/ Paul Barthel*	Manager
Paul Barthel

Manager
Robert E. Nelsen

/s/ Ryan J. Hill*	Manager
Ryan J. Hill

/s/ Peter Kontz*	Manager
Peter Kontz

/s/ Bryce Loomis*	Manager
Bryce Loomis

/s/ Dale F. Murphy*	Manager
Dale F. Murphy

/s/ Daniel Potter*	Manager
Daniel Potter

Manager
Corey Schnabel

/s/ Rodney Skalbeck*	Manager
Rodney Skalbeck

/s/ Delbert Tschakert*	Manager
Delbert Tschakert

3

/s/ Anthony VanUden*		Manager
Anthony VanUden

/s/ Ardon Wek*		Manager
Ardon Wek

Manager
Kent Howell

/s/ Laron Krause*		Manager
Laron Krause

Manager
Ronald Gorder

/s/ Steven Preszler*		Manager
Steven Preszler

Manager
Greg Schmieding

/s/ Dean Christopherson*		Manager
Dean Christopherson

Manager
Jerome Jerzak

/s/ Wayne Enger*		Manager
Wayne Enger

Manager
David Driessen

* By	/s/ Rodney G. Christianson
Rodney G. Christianson, Attorney-in-Fact

4

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

24.1	Power of Attorney	☐	See Signature Page to this Annual Report on Form 10-K filed April 15, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certifications	☒

32.1	Section 1350 Certifications	☒

5

SOUTH DAKOTA SOYBEAN PROCESSORS,
LLC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 AND 2002

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC as of December 31, 2004 and December 31, 2003 and the related consolidated statements of operations, changes in members’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2004 and December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks,LLP
Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

September 30, 2005

INDEPENDENT AUDITOR’S REPORT

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have audited the statements of operations, changes in members’ equity, and cash flows of South Dakota Soybean Processors, LLC for the year ended December 31, 2002.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the results of its operations, changes in members’ equity and cash flows of South Dakota Soybean Processors, LLC for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

Under the date of September 30, 2005, we reported on the consolidated balance sheets of South Dakota Soybean Processors, LLC as of December 31, 2004 and December 31, 2003, and the related consolidated statements of operations, members’ equity and cash flows for the two years then ended.  In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Gordon, Hughes & Banks, LLP
Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

September 30, 2005

INDEPENDENT AUDITOR’S REPORT

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

Under the date of January 23, 2003, we reported on the balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2002, and the related statements of operations, members’ equity and cash flows for the year ended December 31, 2002, as contained herein.  In connection with our audit of the aforementioned financial statements, we also have audited the related financial statement schedule listed in the accompanying index.  The financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements schedule based on our audit.

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