Form 10-K
period 2005-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2006-03-31
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

CLASS A CAPITAL UNITS

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

The aggregate market value of the registrant’s common equity held by non-affiliates of the registrant was $37,452,617 computed by reference to the price at which capital units were last sold.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

Part I

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This information in this annual report on Form 10-K for the year ended December 31, 2005, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the business and operations of South Dakota Soybean Processors and our affiliates. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to members and security holders. Words and phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

Our forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to:

•                                          Changes in the weather or general economic conditions impacting the availability and price of soybean and natural gas;

•                                          The availability and cost of raw materials for the production process, particularly soybeans.

•                                          Changes in business strategy, capital improvements or development plans;

•                                          Damage to or loss of our facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•                                          The availability of additional capital to support capital improvements, development and projects;

•                                          Changes in perception of food quality and safety;

•                                          Changes in the taxation of limited liability companies;

•                                          Other factors discussed under the item below entitled “Risk Factors.”

We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART I

Item 1.                         Business.

Overview

South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant, a Soyol™ production facility, and a soybean oil refinery in Volga, South Dakota. We began producing crude soybean oil, soybean meal and soybean hulls in late 1996, and since then we have expanded our business to include the development of new, vertically integrated product lines and management services. In 2000, we began providing management services to Minnesota Soybean Processors (MnSP), a soybean processing facility located in Brewster, Minnesota, and obtained a minority interest in MnSP in 2004. In 2002, we began refining crude soybean oil into a product known as refined and bleached oil, and in early 2003, we became the majority owner and assumed management control of Urethane Soy Systems Company (USSC), which produces Soyol™, a bio-based polyurethane product made from soybean oil.

Our core business consists of processing locally grown soybeans into soybean meal and soybean oil. Soybean meal is primarily sold to resellers, feed mills, and to livestock producers as livestock feed. Since the completion of our refining facility in 2002, we have processed most of our crude soybean oil into refined and bleached oil. We sell our refined and bleached oil to a manufacturer of various retail and bulk food products where it is further processed for human consumption. We continue to explore the feasibility of installing facilities that would enable us to further process the refined and bleached oil we produce into biodiesel, consistent with our strategy to increase our vertical integration by adding value to our core products.

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

Our primary business objective is to maximize cash distributions to our members from the profits generated through our operations and investments. At the same time, we recognize the need to maintain our financial strength, and to consider and implement growth strategies that will allow us to continue meeting these objectives over time.

Reorganization History

 We were originally organized as a South Dakota cooperative in 1993 and our members are primarily farmers in South Dakota and neighboring states. As a South Dakota cooperative, we were entitled to single-level, pass-through tax treatment on income generated through our members’ patronage. This allowed us to pass our income onto our members in the form of distributions without first paying taxes at the company level, similar to a partnership. However, as we grew, the continuing availability of this advantageous tax treatment became less secure. Accordingly, in 2001 the cooperative’s Board of Directors approved a plan to reorganize into a South Dakota limited liability company.

The plan of reorganization was duly approved by our members at a meeting held on June 20, 2002, and the reorganization became effective July 1, 2002. The transaction was an exchange of interests whereby the assets and liabilities of the cooperative were transferred for capital units of the newly formed limited liability company, Soybean Processors, LLC. The capital units were distributed to our members upon dissolution of the cooperative at a rate of one capital unit of the limited liability company for each share of equity stock owned in the cooperative. The distribution of capital units to our members was registered under the Securities Act of 1933, as amended. For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction. Upon completion of the reorganization, the name of the limited liability company was changed to South Dakota Soybean Processors, LLC. As a limited liability company, which may elect to be taxed as either a partnership or a corporation, we elected to be taxed as a partnership in order to retain our historic single-level income tax treatment at the member level.

Industry Information

The soybean processing industry converts soybeans into soybean meal, soybean hulls and soybean oil. Food ingredients are the primary end use for the oil, while the meal and hulls are mostly consumed by animals. Crude soybean oil is refined by our customers for use as salad and cooking oil, baking and frying fat, and to a more limited extent, for industrial uses.

Soybean production is concentrated in the central United States, Brazil, China and Argentina. In the 2005 harvest season, the United States produced approximately 3.09 billion bushels of soybeans or approximately 37% of estimated world production. The industry’s trade associations and the USDA estimate that approximately 55% of United States produced soybeans are processed domestically, 15% are exported as whole soybeans, and 30% are retained for seed and residual use. Historically, there has been adequate soybean production in the upper Midwest to supply the local soybean processing industry.

Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Poultry and swine dominate soybean meal consumption in the United States. On average, exports of soybean meal account for 15% to 20% of total production. A bushel of soybeans typically yields approximately 44 pounds of meal and 11 pounds of crude oil when processed.

Soybean oil refineries are generally located close to processing plants. Oil is shipped throughout the United States and for export. Approximately 96% of domestic oil production is used in food applications and 4% in industrial applications.

Soybean crushing and refining margins are cyclical, characteristic of a mature, competitive industry. In addition, while the price of soybeans may fluctuate substantially from year to year, the prices of meal and oil generally track with the soybeans, although not necessarily on a one-for-one basis, and therefore, margins can be variable.

The soybean industry has worked diligently to introduce soy products as bio-based substitutes for various petroleum-based products. Such products include biodiesel, soy ink, lubricants, candles and plastics. Demand for biodiesel, in particular, is expected to expand, in part due to new federal incentives and supports. Biodiesel is a substitute for standard, petroleum-based diesel fuel that is made from approximately 90% vegetable oil (such as soybean oil) or animal fat and 10% alcohol (methanol). The chemical reaction resulting from the combination of these components produces biodiesel and glycerin. Although the long-term average price differential of biodiesel is currently about $1 per gallon higher than standard diesel fuel, the 2004 Jobs Creation Act, which took effect on January 1, 2005, establishes a blender’s tax credit that equates to about $1 per gallon of biodiesel. This new tax credit, along with some earlier, less significant production incentives, have essentially closed the price gap between standard diesel fuel and biodiesel, considerably increasing the feasibility of large-scale biodiesel production.

Products & Services

Soybean Processing

We crush and process soybeans to extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of the weight of the soybeans that we process annually is sold as soybean meal or hulls. The meal and hulls are shipped out by truck and rail car. Primary markets include the local truck market, the Pacific Northwest, and exports to Canada. Currently, our significant meal customers include Land O’ Lakes of St. Paul, Minnesota, and Commodity Specialists of Minneapolis, Minnesota and Shawnee Mission, Kansas. We currently extract crude soybean oil at a level equal to approximately 20% of the weight of the soybeans that we process annually. We process most of the crude soybean oil we produce into refined and bleached oil or Soyol™. Depending upon market conditions, excess crude soybean oil is sold to other soybean oil refiners, stored for future use, or delivered against Chicago Board of Trade (CBOT) futures contracts since our Volga plant site is a registered delivery point for the CBOT soybean oil futures contract. We receive a storage payment through CBOT for all oil that is delivered into this program.

Refining

We began refining operations in August 2002 with the start-up of our on-site refining facility adjacent to our crushing plant in Volga, South Dakota. Refining consists of processing the crude soybean oil we produce through a series of processes and filters to create a product known in the industry as refined and bleached oil. In 2005, we refined more crude soybean oil than we produced because we also refined 17 million gallons of crude oil produced in 2004, plus we purchased crude soybean oil from Minnesota Soybean Processors (MnSP) of Brewster, Minnesota.

We have an exclusive supply agreement with ACH Foods Companies, Inc. of Memphis, Tennessee, to provide its facilities with a consistent supply of refined and bleached oil on a general requirements basis. Pricing is fixed until January 15, 2007, with the option to renegotiate the price thereafter. The oil is transported by rail from our plant to one of ACH Foods’ facilities, where it is further processed for the edible oil market.

Polyurethane

We also process crude soybean oil to produce Soyol™, a bio-based polyurethane product made from specially processed crude soybean oil that has been developed for use as a replacement for certain petrochemical products. Soyol™ is relatively new in the market and has been undergoing research and development in recent years. We do the initial crude oil processing at our Volga, South Dakota facility and ship it directly to USSC’s customers.

USSC developed Soyol™ and is responsible for its marketing. Soyol™ is a kind of polyol, which is a key chemical in foam formulation. It reacts with other ingredients to form different types of polyurethane foam, which can be used in a variety of products such as insulation, packaging, furniture padding, carpet backing and footwear.

USSC holds the patents for Soyol™ and a number of related production processes and industrial uses. We have the exclusive rights to supply soybean oil for USSC’s sales of Soyol™ until 2014 and have agreed not to sell soybean oil to any other company in the plastics industry. We have also been assigned the rights to a patent and have developed a second patent relating to the modification of crude soybean oil for use in industrial applications such as manufacturing Soyol™ which provides cost advantages over other process techniques. USSC’s research and development lab is based at the Volga, South Dakota site.

We originally purchased a 4% ownership in USSC in May 2000 for $1 million. In January 2003, we agreed to invest an additional $8.55 million to acquire a 58% majority ownership interest in USSC by purchasing shares from existing shareholders and newly issued shares from USSC. We also agreed to take over the management of USSC. We currently hold six of the nine seats on USSC’s board of directors, and our CEO is also the president of USSC. We purchased the newly issued shares of USSC for $4.50 million which was paid during 2003 and 2004. We purchased the shares from the existing shareholders of USSC for $4.05 million on an installment basis and have one remaining installment of $891,000 payable in October of 2006.

More recently, we acquired another 7.71% ownership in USSC and now own a 65.71% ownership in USSC. The 7.71% interest was acquired in May 2005 in connection with a recent settlement with a former employee of USSC. The employee sued USSC, USSC’s board of directors, us, and our CEO, claiming breach of contract and wrongful termination. The defendants counterclaimed for breach of fiduciary duty against one of USSC’s directors. As part of a settlement in May 2005, the director against whom the defendants counterclaimed agreed to transfer to us his shares in USSC, which represented the 7.71% increase in ownership. We may acquire additional equity in USSC in the future, particularly in the event that USSC needs additional working capital. In addition, to provide working capital to USSC, we purchased from USSC convertible subordinated notes in October 2005 for a sum of $657,100. We subsequently decided to convert a portion of these notes into equity in USSC which will increase our ownership in USSC to 70%. We may convert to equity additional portions of these convertible notes in the near future, as well as purchase additional subordinated notes to provide working capital for USSC.

Other Business

We also generate income from various other projects, including management fees for overseeing the general operations of a 110,000 bushel per day soybean processing facility built by Minnesota Soybean Processors (MnSP) in Brewster, Minnesota. In addition, at times we earn miscellaneous income for consulting fees, feasibility studies, or other projects.

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

We made our required reinvestment in MnSP in 2004 by transferring a 63 million-pound oil storage tank and loading facilities that we constructed on land adjacent to the MnSP site.  In exchange for such transfer, we received 1,400,400 (post split) shares of Class A Stock of MnSP, representing approximately 7% of MnSP’s outstanding shares. Also in 2004, we purchased 287,500 shares of Class B Stock in MnSP. The shares are 8%, Non-Cumulative Convertible Class B Preferred Stock sold at $2.00 per share. We also made to our members approximately $500,000 in interest-free loans to invest in MnSP. These loans will be repaid to us by these members through a reduction of future member distributions.

Currently, we are providing management and marketing services to MnSP, including the day-to-day management control of MnSP’s plant under a Services and Management Agreement pursuant to which we are paid primarily on a cost-sharing basis. Costs for various employees, such as commercial, accounting, and engineering employees, and other administrative expenses are allocated between us and MnSP based on the volume of soybeans processed at each plant. Our CEO has general management and oversight responsibilities of MnSP under this Agreement.

Raw Materials and Suppliers

We procure soybeans from local soybean producers and elevators. In 2005, soybean production in South Dakota was approximately 138.6 million bushels, compared to 140 million bushels in 2004 and 113 million bushels in 2003. We control the flow of soybeans into the plant with a combination of pricing and contracting options. Threats to the soybean supply include weather, changes in government programs, and competition from other processors and export markets. Our refining plant and polyurethane production receive their entire supply of crude soybean oil from our crushing plant.

Utilities

We use natural gas and electricity to operate the crushing and refining plants. Natural gas is used in the boilers for process heat and for drying soybeans. NorthWestern Corporation of Sioux Falls, South Dakota, provides natural gas service to the plant on an interruptible basis. We are at risk to adverse price fluctuations in the natural gas market, but we have the capability to use fuel oil as a back up for natural gas if delivery is interrupted or market conditions dictate. We also employ forward contracting to offset some of this risk. Our electricity is supplied by the City of Volga. A long term contract on electricity offsets some of our price exposure on electrical rates.

Employees

We currently employ approximately 106 individuals. All but 21 of our employees are full-time. We have no unions or other collective bargaining agreements.

Sales, Marketing and Customers

Our primary meal markets are the local truck market (typically within 200 miles of our Volga plant), the Western United States, (Washington, Oregon and California), and exports (to Canada). Our primary soybean oil market is Illinois which is served by rail. Our rail service is provided by the Dakota, Minnesota and Eastern (DM&E) rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP). The table presented below lists the percentage of sales by quantity of product sold within various markets for 2005.

	Soybean Meal	Crude Soybean Oil	Refined Oil

Local	29%	1%	1%
Other U.S. States	48%	98%	99%
Export (including Canada)	23%	1%	—

Dependence upon a Single Customer

We currently sell all of the refined and bleached soybean oil that we produce to ACH Foods Companies, Inc. under an eight year supply agreement that expires in 2007. If ACH Foods breaches its obligations under this contract and we are unable to locate other customers for our refined and bleached oil, or if we are unable to locate other customers for our excess crude oil, we may have to sell our oil at discounted prices and our business could be materially harmed.

Competition

We are in direct competition with several other soybean processing companies in the United States, many of which have significantly greater resources than we. The United States soybean processing industry is comprised primarily of 15 different companies operating 68 plants in 22 states. It is a mature, consolidated and vertically-integrated industry with four companies controlling nearly 85% of the processing. Those four companies are Archer Daniels Midland (ADM), Bunge, Cargill and Ag Processing, Inc. (AGP). The United States’ vegetable oil (including soybean oil) refining industry is divided between oilseed processors and independent vegetable oil refiners. The oilseed processors operate approximately 83% of the vegetable oil refining capacity in the United States, and ADM, Bunge, Cargill and AGP operate approximately 70% of the oil refining capacity. The three largest independent vegetable oil refiners are ACH Foods, Smuckers (Proctor & Gamble), and ConAgra (Hunt-Wesson).

We are the only significant hexane extraction and processing plant in South Dakota, and we believe that we have approximately 7% of the soybean processing capacity in the Upper Midwest and about 1% in the United States. We are aware, though, of a producer group from Webster, South Dakota, that is currently studying the feasibility of building a facility approximately 100 miles from our plant. Nevertheless, we plan to maintain our competitive position in the market by producing high quality products and operating a highly efficient operation at the lowest possible cost, and adding value to our products. We plan to increase our cost efficiency by increasing daily production capacity, adding value to our products by investing in further processing of our products and developing and reviewing new applications for our products in the plastics and energy fields.

Government Regulation and Environmental Matters

The recovery of hexane, a special-use solvent used to extract oil from soybeans, is closely monitored by the United States Environmental Protection Agency. The Environmental Protection Agency requires that the amount of hexane lost in the extraction process not exceed 0.2 gallons per ton of soybean oil produced on a rolling 12-month average. Our production process currently meets this requirement.

As part of a Compliance Plan with the South Dakota Departments of Environment and Natural Resources, we have a zero process discharge system and are currently in compliance with our surface water discharge permits. We are also obligated to provide ongoing compliance reports to the Department of Environment and Natural Resources.

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

Item 1A.                          Risk Factors.

Operating Risks

Higher than anticipated operating costs, including but not limited to increased prices for soybeans that are not accompanied by increased prices for soybean meal or soybean oil, could reduce profitability. In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the ongoing operation of the soybean processing and refining plant or our interest in USSC caused by a variety of factors, many of which are beyond our control. These cost increases could arise from an inadequate local supply and resulting increased price for soybeans that is not accompanied by an increase in the price for soybean oil and meal. Labor costs can increase over time, particularly if there is any shortage of labor, or shortage of persons with the skills necessary to operate the plant. Adequacy and cost of electric and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail transportation may affect our profitability with respect to the transportation of soybean meal, oil and other products to our customers.

In addition, the operation of the soybean processing and refining plant is subject to ongoing compliance with all applicable governmental regulations, such as those governing pollution control, and other matters. If any of these regulations were to change, it could cost us significantly more to comply with them. Further, other regulations may arise in future years regarding the operation of the plant, including the possibility of required additional permits and licenses. We might have difficulty obtaining any such additional permits or licenses, and they could involve significant unanticipated costs. We will be subject to all of these regulations without regard to whether the operation of the plant is profitable.

Our costs could also increase as a result of various factors, including significant international crises, acts of terrorism, or war, which could adversely impact our business, financial condition and results of operations. We could be adversely affected by the threat of terrorist attacks and military actions conducted by the United States and others that increase energy costs.

We may not be able to continue making cash distributions to our members at the levels that we have paid in the past or even make cash distributions at all. Given the recent price fluctuations in the soy market and the working capital requirements to fund our investment in USSC, we may not have sufficient net income to make cash distributions to our members at the levels paid in the past or even make cash distributions at all. If our minimum net income is below $500,000 or a cash distribution to our members would violate or cause a default under the terms of our debt financing, we will not make any distributions to our members, but rather will retain all of the net income generated for future operating purposes, including general working capital. In addition, cash distributions in excess of 30% of our net income are entirely at the discretion of our Board of Managers, and there is no guarantee as to when or if we will generate sufficient profits to make distributions at any particular level or that we will make any distributions at all.

We have recently encountered some cash flow constraints and may not be able to make cash distributions to our members at the levels that we have paid in the past or even make cash distributions at all. As a result of adverse changes in the soybean market and our continued capital investment in USSC, we have recently encountered some cash flow constraints. If we are unable to manage our cash flow in the future, we may not be able to make cash distributions to our members or may be required to make such distributions at lower levels than in the past.

We have made a significant investment in Urethane Soy Systems Company, which is a development stage company with historical operating losses. In January 2003, we became the majority owner of USSC, a development stage company that has limited operating history. To date, USSC has been engaged primarily in research, development and preliminary sales of Soyol™, a polyol made from soybean oil used to make polyurethane foam products. USSC has experienced significant losses to date, and has generated limited revenues. If USSC does not achieve profitable operations, the profitability of our operations will be adversely affected and the value of our investment in USSC will diminish.

USSC’s ability to commercialize Soyol™ will depend, among other things, on the performance of the product as compared to alternative polyols, successful completion of its ongoing development activities, its ability to market the product, and the relative cost to the customer of Soyol™ as compared to alternative polyols. If Soyol™ is not successfully commercialized or marketed and fails to achieve market acceptance, USSC will likely not achieve or sustain profitable operations and we may be required to abandon our investment in USSC.

The success of our ownership in USSC is dependent upon market acceptance of Soyol™. USSC’s future success, if any, is significantly dependent on acceptance of Soyol™ in the markets targeted by USSC. USSC developed Soyol™ in 1998 and has experienced limited success in having manufacturers that use polyols substitute Soyol™ for petroleum-based polyols. Common acceptance of USSC’s technology will be dependent, among other things, upon its ease of use, reliability, price and increased consumer demand for bio-based products. Even if the advantages of Soyol™ are established, we are unable to predict how quickly, if ever, Soyol™ will be generally accepted by manufacturers as a substitute for petroleum-based polyols.

The producers of petroleum-based polyols have economic resources superior to USSC, which may make it difficult for USSC to compete with them. USSC competes with producers of petroleum-based polyols, such as Dow BASF and Huntsman. These companies have significantly greater resources than either we or USSC have to market Soyol™.

USSC is reliant on its patents and other proprietary rights related to Soyol™. USSC has three United States patents related to Soyol™; however, USSC’s right to manufacture and market Soyol™ may be limited if it infringes on valid patents held by others. USSC has not undertaken or conducted any comprehensive patent infringement searches or studies. If any such third parties hold any such conflicting rights, USSC may be required to resort to litigation to defend such rights, resulting in substantial costs and diversion of management’s attention. In the future, if USSC lost such litigation, USSC may be required to stop making, using or selling Soyol™ or to obtain licenses from and pay royalties to others, which could have a significant and material adverse effect on its operations. In addition, other companies may develop substantially equivalent proprietary information which is not covered by USSC’s patent rights. If USSC is not able to adequately protect its registered trademark Soyol™, trade secrets, know-how and continuing technological innovations to develop and maintain a competitive advantage, USSC could be forced to abandon its production and marketing of Soyol™.

USSC also relies on unpatented trade secrets to protect its proprietary technology. USSC attempts to protect its proprietary technology through confidentiality, non-compete and other similar agreements with its employees, but the confidentiality provisions in these agreements may not be enforceable under the applicable laws of certain states. Other entities may independently develop or otherwise acquire equivalent technology or gain access to USSC’s proprietary technology, which could decrease its value to USSC.

Hedging transactions involve risks that could harm our profitability. To reduce our price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) for soybeans and soybean meal and crude soybean oil on the Chicago Board of Trade. While hedging activities reduce our risk of loss from increasing market values of soybeans, such activities also limit the gain potential which otherwise could result from significant decreases in market prices of soybeans. Our policy is to maintain hedged positions within limits, but we can be long or short at any time. In addition, at any one time, our inventory and purchase contracts for delivery to the plant may be substantial, which could limit our ability to adjust our hedged positions. If our risk management policies and procedures that guide our net position limits are inadequate, we could suffer adverse financial consequences.

We are reliant on one customer to purchase the refined and bleached oil that we produce. We currently sell all of the refined and bleached soybean oil that we produce to ACH Foods Company, Inc. under an eight year supply agreement which expires in 2007. If ACH Foods breaches its obligations under this contract and we are unable to locate other customers for our refined and bleached oil, or if we are unable to locate other customers for our excess crude oil, we may have to sell our oil at discounted prices and our business could be materially harmed.

There is a limited market for the refined and bleached oil that we produce. The refined and bleached soybean oil that we produce must be deodorized before it can be used in food products. There are a limited number of customers who purchase refined and bleached soybean oil that has not been deodorized. If ACH Foods breaches its obligations under its supply agreement with us or does not renew its supply agreement, we may have difficulty locating other customers for our refined and bleached oil and may be required to acquire additional equipment to deodorize our refined and bleached oil so that we can sell it directly to food manufacturers.

We may not be able to manage the expansion of the scope of our operations into soybean oil refining, polyol production and management of a second soybean processing plant. The recent beginning of soybean oil refining and the expansion of our management role in USSC may place increasing demands on our existing management and operations. In addition, our existing management is now overseeing MnSP’s operations in Brewster, Minnesota as well as our soybean processing and refining plant in Volga, South Dakota. Our future growth and profitability will depend on, among other things, our ability to successfully attract, train, motivate, manage and retain new and existing employees and to continue to improve our operational, financial and management information systems. Our management may be presented with unforeseen challenges in effectively managing the diversification and expansion of our business. Management’s inability to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our management and other key personnel, and loss of their services may adversely affect our business. Our success and business strategy is dependent in large part on our ability to attract and retain key management and operating personnel. This can present particular challenges for us because we operate in a specialized industry and because our business is located in a rural area. Such individuals are in high demand and are often subject to competing employment offers. In particular, our success is dependent on our ability to retain the services of Mr. Christianson, our Chief Executive Officer, Mr. Seurer, our Chief Financial Officer and Mr. Kersting, our Commercial Manager. The loss of the services of Messrs. Christianson, Kersting, or Seurer, or the failure of such individuals to perform their job functions in a satisfactory manner, would have a material adverse effect on our business operations and prospects.

Industry Risks

We operate in an intensely competitive industry and we may not be able to continue to compete effectively. We may not be able to continue to penetrate successfully the markets for our products. The soybean processing business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the products we sell. We compete with other soybean processors such as Archer-Daniels Midland, Cargill, Bunge, and Ag Processing (AGP), among others, all of which are capable of producing significantly greater quantities of soybean products than we do, and may achieve higher operating efficiencies and lower costs due to their scale.

To produce soybean oil and meal, we must purchase significant amounts of soybeans, which are subject to disease and other agricultural risks. Production of soybean oil and meal at the plant requires significant amounts of soybeans. Soybeans, like other crops, are affected by weather conditions. A significant reduction in the quantity of soybeans harvested due to adverse weather conditions, disease or other factors could result in increased soybean costs with adverse financial consequences to our operations. Significant variations in actual growing conditions from normal growing conditions may adversely affect our ability to procure soybeans for the plant. We have no definitive agreements with any soybean producers to provide soybeans to our plant.

The detection and spread of the Avian Flu virus into the United States could adversely affect our sales of soybean meal. The spread of the Avian Flu virus, otherwise known as the “bird flu virus,” has adversely affected the poultry industries globally, particularly in parts of Asia, the Middle East and Europe. In effort to combat the virus, several countries have exterminated large quantities of poultry, including chicken, ducks and other kinds of fowl. Moreover, because of this virus, the demand for poultry in these areas in terms of human consumption has declined. While the virus has yet to be detected in the United States, many experts predict the virus will be detected inevitably. If this were to occur, the supply and demand for poultry may decline in the United States. Because soybean meal is a feed product for poultry, especially chickens, any significant decline in the supply and demand for poultry in the United States could adversely affect the demand for soybean meal   Accordingly, our sales of soybean meal and financial operations could be adversely affected by the detection and spread of this virus in the United States.

Our profitability is also influenced by the protein and moisture content of the soybeans in the local growing area. The northern portion of the western soybean belt, where our plant is located, typically produces a lower protein soybean resulting in a lower protein soybean meal. Because lower protein soybean meal is sold at a lower price, we may not be able to operate as profitably as soybean processing plants in other parts of the country. If adverse weather conditions further reduce the protein content of the soybeans grown in our area, our business may be materially harmed because we will be required to sell our soybean meal at discounted prices to our customers.

In addition, the moisture content of the soybeans that are delivered to our plant also influences our profitability and the efficiency of our plant operations. Soybeans with high moisture content require more energy to dry them before they can be processed. While we may recover some of these extra energy costs by paying producers less for high moisture soybeans, these savings may not be sufficient to offset our additional operating expenses.

Interruptions in energy supplies could have a material adverse impact on our business. Soybean processing requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as supply, delivery or mechanical problems, we may be required to halt production. If production is halted for any extended period of time, it will have a material adverse effect on our business. If we were to suffer interruptions in our energy supply, our production would likely fall and the profitability of our business would be harmed.

Because soybean processing and refining is energy intensive, our business will be materially harmed if natural gas and electricity prices increase substantially. Natural gas and electricity prices have historically fluctuated significantly. We have the ability to convert our natural gas burning boiler to diesel fuel on a day’s notice; however, increases in the price of natural gas or electricity would harm our business by increasing our energy costs.

Transportation costs are a factor in the price of soybean oil and meal and increased transportation costs could adversely affect our profitability. Soybean oil may be shipped by trucks, rail cars, and barges. Added transportation costs are a significant factor in the price of soybean oil, and we may be more vulnerable to increases in transportation costs than other producers because our location in Volga is more remote than that of most of our competitors. Today most of our products are sold FOB Volga, South Dakota, and those that are not have the full transportation cost added to the contract. Transportation costs do not currently affect our margin directly; however the added costs could eventually affect demand for our products.

Increases in the production of soybean meal or refined and bleached soybean oil could result in lower prices for soybean meal or refined and bleached soybean oil and have other adverse effects. We expect that existing soybean processing and refining plants will construct additions to increase their production and that new soybean processing and refining plants will be constructed as well. If there is not a corresponding increase in the demand for soybean meal and refined and bleached soybean oil or if the increased demand is not significant, the increased production of soybean meal and refined and bleached soybean oil may lead to lower prices for soybean meal and refined and bleached soybean oil. The increased production of soybean meal and refined and bleached soybean oil could have other adverse effects as well. For example, the increased production of soybean meal and refined and bleached soybean oil could result in increased demand for soybeans which could in turn lead to higher prices for soybeans, resulting in higher costs of production and lower profits if we are not able to lock in satisfactory margins on future soybean purchases and soybean meal and refined and bleached soybean oil sales.

Legal, Regulatory, Tax, and Debt Risks

We could be subject to potential claims from investors in the future as a result of our public offering in 2005 and based on the requirements of federal securities laws. On May 31, 2005, we closed a public offering, raising approximately $4.5 million in proceeds from existing and new investors. On June 7, 2005, we received notification from the SEC that our annual and quarterly report filings were under review. During the course of the review, the SEC raised questions about the lack of independence of the audit firm, Eide Bailly LLP, with respect to the audit of our financial statements for the year ended December 31, 2003. This audit was included in our prospectus for the 2005 public offering. As a result, our prospectus did not meet the requirements of federal securities laws. While the financial statements for these filings, as amended, now comply with the law, we still could be subject to certain claims from investors who purchased capital units in the 2005 public offering. If claims are made against us based on this matter and the number and amount of such claims reaches a significant percentage of the proceeds raised in the offering, but we are not successful in settling or litigating such claims, the cost of settlement or damages may have an adverse effect on our profitability and cash flow.

Legislative, legal or regulatory developments could adversely affect our profitability. The regulation of the environment is a constantly changing area of the law and we are regulated by numerous federal and state environmental rules or regulations. For example, the Environmental Protection Agency currently requires monitoring of unrecovered levels of chemical hexane, which is used in our oil extraction process. If the standard is revised to require lower loss levels or for some reason we are unable to meet the standard in the future, we could face fines or other consequences that could increase our operating costs and reduce profits. It is possible that changes to other federal or state environmental rules or regulations could be adopted that would increase our operating costs and expenses or require additional capital investment.

Although our production of refined and bleached soybean oil and soybean meal is not directly regulated by the Food & Drug Administration, we must comply with the FDA’s content and labeling requirements, which are monitored at our customers’ facilities. Failure to comply with these requirements could result in fines, liability to our customers or other consequences that could increase our operating costs and reduce profits. In addition, changes to the FDA’s rules or regulations could be adopted that would increase our operating costs and expenses, or require capital investment.

We could face increased operating costs if we were required to segregate genetically modified soybeans and the products generated from these soybeans. In the last several years, some soybean producers in our area have been planting genetically modified soybeans, commonly known as Round-up Ready beans. Neither the United States Department of Agriculture nor the FDA currently requires that genetically modified soybeans be segregated from other soybeans. If these agencies or our customers were to require that we process these genetically modified soybeans separately, we would face increased storage and processing costs and our profitability could be harmed.

We are subject to ongoing state and federal environmental regulations and could be subject to fines and penalties and increased operating costs. We are subject to continuing compliance and review by the South Dakota Department of Environment and Natural Resources in regard to a settlement agreement and stipulation that was entered into in April 2001 in regard to claims brought by the Department of Environment and Natural Resources alleging that we had committed certain violations of the conditions of our wastewater permits for the operation of our soybean processing facility. If we were ever found to be in violation of this settlement agreement and stipulation or other environmental permits or regulations in the future, we could be subject to severe penalties, such as potential closing of the plant, and face increased operating costs to achieve compliance.

If we are treated as a corporation for federal income tax purposes, our members’ capital units could decline in value. We have elected to be treated as a partnership for federal income tax purposes. This means that we do not pay income tax at the company level and that members pay tax on their proportionate share of our net income. In the event there are changes in the law or IRS interpretations, or trading in capital units that could result in classification of us as a publicly traded partnership, for example, if our capital units trading system is not operated within the parameters of our IRS private letter ruling, we may be treated as a corporation rather than a partnership for federal income tax purposes. In that case, we would pay tax on our income at corporate rates and no income, gains, losses, deductions or credits would flow through to our members. Currently, the maximum effective federal corporate rate is 35%. In addition, distributions would generally be taxed to members upon receipt as corporate dividends. Because a tax would be imposed upon us at the entity level, the cash available for distribution to members would be reduced by the amount of the tax paid. Reduced distributions could reduce the value of our members’ capital units.

There are significant restrictions on transferring the capital units. To maintain preferential partnership tax status, our capital units may not be traded on an established securities market or readily tradable on a secondary market. To help ensure that a market does not develop, our Operating Agreement prohibits transfers other than through the procedures specified in our Capital Units Transfer System. Under this system, all transactions must be approved by the Board of Managers. The Board approves transfers that fall within “safe harbors” contained in the publicly traded partnership rules under the federal tax code. Permitted transfers include transfers by gift or sale to qualified family members, transfers upon death, or transfers through an alternative trading service. Transfers through the alternative trading service are limited annually to no more than 2% of our total capital units outstanding. If a member transfers units in violation of the publicly traded partnership rules or without the prior written consent of the Board, the transfer will be considered null and void and the Board will have the option to redeem the member’s capital units at a substantial discount. These restrictions on transfer could reduce the value of a member’s capital units.

Our third party debt financing may reduce profitability and increase the risk of the loss to our members. As of December 31, 2005, we had approximately $15.8 million of outstanding long term and short term indebtedness, and an additional $17.8 million available under our lines of credit. The use of debt financing increases the risk that we will not be able to continue operating profitably because we will need to make principal and interest payments on this indebtedness. Debt financing also exposes our members to the risk that their entire investment could be lost in the event of a default on the indebtedness and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

Item 2.                                   Properties.

We conduct our operations principally from our facilities in Volga, South Dakota. We own these facilities which serve as collateral for our debt instruments. These facilities, which are located on 46 acres of land, are served by multiple state highways and is near Interstate Highway 29 and has rail service provided by the Dakota, Minnesota and Eastern (DM&E) rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP).

Item 3.                                   Legal Proceedings.

From time to time in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual dispute. Currently, we are not involved in any material legal proceedings. In that we become involved, or in the case of proceeding not deemed material, we carry insurance that provides protection against general commercial liability claims, claims against our directors, officers and employees, business interruption, automobile liability, and workers’ compensation claims.

Item 4.                                   Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter ending December 31, 2005.

Part II

Item 5.                                   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2006, the total number of capital units outstanding was 30,419,000, owned and held by 2,236 members.

Trading Activity

Our capital units are not traded on an established public market such as a stock exchange or The Nasdaq Stock Market. Our capital units must be transferred in accordance with our Operating Agreement and Capital Units Transfer System, which provides for transfers to family members, upon death, by gift, and through a limited trading service, subject to Board of Managers’ final approval. Between July 1, 2002 and July 1, 2005, we did not operate or use a trading service, but on July 1, 2005, we initiated a limited trading service through Variable Investment Advisors, Inc., a Sioux Falls, South Dakota based broker-dealer that is registered with the Securities and Exchange Commission as an alternative trading system. The following table contains historical information regarding the trading of capital units on our trading service:

Quarter	Low Price	High Price	Average Price	# of Capital Units Traded
First Quarter 2004	NA	NA	NA	NA
Second Quarter 2004	NA	NA	NA	NA
Third Quarter 2004	NA	NA	NA	NA
Fourth Quarter 2004	NA	NA	NA	NA
First Quarter 2005	NA	NA	NA	NA
Second Quarter 2005	NA	NA	NA	NA
Third Quarter 2005	1.54	1.75	1.57	37,000
Fourth Quarter 2005	1.50	1.54	1.51	23,500

There were no issuer purchases of equity securities during the fourth quarter ending December 31, 2005.

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

Pursuant to our Operating Agreement, a minimum of 2,500 capital units is required for membership, and no member may own more than 1.5% of the total outstanding capital units. In addition to the transfer restrictions described above, under certain limited circumstances the Board retains the right to redeem the capital units at the greater of $0.20 per capital unit or the original purchase price paid upon issuance of such capital units less cumulative distributions paid with respect to such capital units. The Board’s right to redeem is available in the event a member breaches the Operating Agreement or other contract with us or upon a failure to fulfill the membership requirements, including the foregoing minimum and maximum ownership requirements, but only if the member fails to cure the default within the twenty-four months after we send written notice. Under the trading service, we do not permit the number of capital units traded through the service each year to exceed 2% of our total issued and outstanding capital units. This is necessary in order to ensure that the trading service falls within certain “safe harbors” contained in the publicly traded partnership rules under the federal tax code

Our Operating Agreement prohibits transfers other than through the procedures specified in our Capital Units Transfer System. Under this system, all transactions must be approved by the Board. The Board generally approves transfers that fall within “safe harbors” contained in the publicly traded partnership rules under the federal tax code. Permitted transfers include transfers by gift or death, sales to qualified family members, and trades through the limited trading service subject to the 2% restriction

Distributions

In 2002, we paid total cash distributions to our members in the amount of $5.5 million (19.53¢ per capital unit on a post-split adjusted basis). In 2003, we paid total cash distributions to our members in the amount of $2.5 million (9.0¢ per capital unit). In 2004, we made one cash distribution to our members in the amount of approximately $3.3 million (11.64¢ per capital unit). In 2005, we made no cash distributions to our members.

Under our Operating Agreement, the Board is required to distribute 30% of available net income (i.e. gross cash proceeds from operations after deducting amounts used to pay expenses or establish reserves at the Board’s discretion) to members each year, unless available net income does not exceed $500,000 or such a distribution would violate or cause a default under the terms of our debt financing or other credit facilities or is otherwise prohibited by law. Any other distributions are entirely at the discretion of the Board of Managers and there is no guarantee as to when or if we will make distributions in any particular amount or at all and actual distributions will depend upon profitability, expenses and other factors. Earnings, losses and cash distributions are allocated to members based on their percentage of capital unit ownership.

Our ability to issue distributions in the future is substantially dependent upon our profitability, the discretion of our Board of Managers subject to the provisions of our Operating Agreement, and the approval of our lenders.

Item 6.                                   Selected Financial Data

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC and our predecessor cooperative for the periods indicated. The historical financial information in the table below includes audited financial data of our predecessor cooperative prior to the effectiveness of the reorganization on July 1, 2002. The financial statements for the years ended December 31, 2005, 2004 and 2003 included in Item 8 of this report were audited by Gordon, Hughes & Banks, LLP. The financial statements for the years ended December 31, 2002 and 2001included in Item 8 of this report were audited by Eide Bailly LLP.

	2005	2004	2003	2002	2001

Bushels Processed	28,003,640	26,823,093	28,384,272	27,963,507	26,924,542

Statement of Operations Data:
Revenues:
Net Sales	$210,370,966	$238,211,056	$207,256,575	$159,488,645	$148,258,146
Patronage Income	193,413	153,961	97,975	36,801	1,460,386
CBOT Storage Income	—	58,769	1,416,333	1,867,769	1,629,420
Agent Fee Income	—	—	—	258,988	463,896
Grant Income	201,195	33,022	—	—	—
Management Fees & Misc.	445,881	162,270	1,245,205	1,286,340	—
Total Revenues	211,211,455	238,619,078	210,269,710	162,938,543	151,811,848
Costs & Expenses:
Cost of goods sold	209,992,802	232,703,866	203,022,360	152,583,964	141,359,124
Marketing & Admin Expense	3,826,823	4,476,511	3,639,442	2,679,633	2,234,248
Interest Expense	1,400,403	1,425,849	802,178	542,220	483,223
Income Tax Expense (Benefit)	—	1,032	(131,474)	520,000	—
Minority Interest in Loss of Subsidiary	(368,403)	(676,792)	(457,620)	—	—
Net Income	$(3,640,170)	$688,612	$3,394,824	$6,612,726	$7,735,253

Weighted Average Capital Units Outstanding(1)	29,758,885	28,250,139	28,258,500	28,258,500	28,258,500
Net Income per Capital Unit	$(0.122)	$0.024	$0.120	$0.235	$0.275

Balance Sheet Data:
Working Capital	$5,599,709	$(2,865,135)	$9,499,231	$5,363,332	$4,212,055
Net Property, Plant & Equipment	27,756,941	30,130,219	31,825,619	33,761,185	31,892,837
Total Assets	73,630,296	72,499,888	81,617,064	70,284,896	58,680,968
Long-Term Obligations	14,712,635	9,115,496	17,664,442	10,234,523	8,346,078
Members’ Equity	32,768,497	32,122,573	34,730,590	33,875,593	32,779,725

Other Data:
Capital Expenditures	$600,739	$1,209,852	$1,016,849	$4,645,020	$2,718,740

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

Executive Overview and Summary

We recorded a net loss of $3.6 million in 2005 verses net income of $0.7 million in 2004. The primary factors were the weak crushing margins for January through May 2005 and an increase of $2.1 million in production expenses from 2004. Early weakness in the crushing margin was attributed to the local basis price relationship between soybeans and soybean meal, primarily because farmers were reluctant sellers after seeing soybean prices drop from above $8.00 per bushel to under $6.00 per bushel. However, the crushing margin improved from $0.327 per bushel through May 2005 to $0.796 per bushel through the remainder of 2005. Increased energy costs, particularly natural gas, accounted for all of the increased production expenses in 2005. On a positive note, administrative expenses decreased by $0.6 million or 14.5% and other non-operating income improved by $0.4 million.

In 2006, we expect crushing margins to be profitable but below the historical average. A large 2005 soybean crop was produced in the United States with high oil content. While we expect the local basis price relationship between soybeans and soybean meal to return to a more historical level, we expect the basis level for soybean oil to weaken for the first half of 2006. We also expect this to be followed by an improvement in the basis level for soybean oil in the second half of 2006 as new biodiesel refineries increase soybean oil demand. Energy prices and the potential impact of the Avian bird flu, however, may adversely impact the demand for soybean meal and offset any improvements in the crushing margins.

Furthermore, we expect to continue to make progress towards achieving our long-term objectives which is to deliver high quality products and services at the lowest possible costs and to add value by investing in the development of new applications for our products in the plastics and energy fields. During 2005, we continued to expend capital to fund the operations of Urethane Soy Systems Company, Inc. (“USSC”), our majority-owned subsidiary which produces Soyol™, a bio-based polyurethane product made from soybean oil. Higher crude oil prices and increasing demand for polyurethane plastics has increased the interest in polyols and polyurethane systems. In July 2005, USSC restructured its staff and narrowed its market focus to enhance profitability. USSC’s focus in 2006 is the following:

•                  The carpet industry’s polyurethane backing and rebound carpet padding – In the carpet industry, the largest supplier of carpet backing polyurethane systems agreed to market USSC’s products;

•                  SoyThermTM for polyurethane foam insulation market – In 2005 USSC finalized its half pound insulation system and began commercially marketing the system. We expect growth in this market segment as we move into the spring and summer seasons in 2006. USSC will increase its product line to include a one pound system by June and a one and one-half pound system by the end of 2006.

•                  SoyMatrixTM , a resin for composite material in the pultrution and filament winding industry – USSC entered into a mutual exclusivity supplier arrangement with a major fiberglass window manufacture in late 2005. We expect sales to start in the second quarter of 2006.

•                  Automotive industry – In the automotive industry, USSC continues its work and development with Ford Motor Co. Our target is to have USSC’s product in a 2008 model. USSC also continues to work with Lear, Toyota, and Intier.

•                  Research for new or improved based polyol continues – USSC expects to roll out a new three functional, multiple hydroxyls Soyol™ in the second quarter of 2006 and a fourth in the latter half of 2006.

Sales of USSC’s products are expected to increase in 2006 due to increased price advantages. USSC is also currently reviewing its strategy of patience, slow growth, and potential strategic alliances to meet its objectives.

Company Profile

We own and operate a soybean processing plant, a soybean oil refinery, and a Soyol™ production facility in Volga, South Dakota. We were originally organized as a South Dakota cooperative and reorganized into a South Dakota limited-liability company effective July 1, 2002. We began producing crude soybean oil and soybean meal in late 1996, and since then we have expanded our business to include the development of new product lines and management services. In 2000, we began providing management services to Minnesota Soybean Processors and obtained a minority interest in MnSP in 2004. In 2002, we began refining crude soybean oil into a product known as refined and bleached oil, and in early 2003, we became the majority owner and assumed management control of USSC.

Results of Operations

Comparison of Years Ended December 31, 2005 and 2004

	Year Ended December 31, 2005		Year Ended December 31, 2004
	$	% of Revenue	$	% of Revenue

Revenue	$210,370,966	100.0	$238,211,056	100.0
Cost of revenues	(209,992,802)	(99.8)	(232,703,866)	(97.7)
Operating expenses	(3,826,823)	(1.8)	(4,476,511)	(1.9)
Other income (expense)	(559,914)	(0.3)	(1,017,827)	(0.4)
Minority interest	368,403	0.2	676,792	0.3
Income tax expense	—	—	(1,032)	(0.0)

Net income (loss)	$(3,640,170)	(1.7)	$688,612	0.3

Revenue – Revenue decreased $27.8 million, or 11.7%, from the year ended December 31, 2004 to the year ended December 31, 2005. The decrease was a result of lower market prices of soybean meal, crude soybean oil, and refined and bleached soybean oil. The average sales prices for soybean meal, crude soybean oil, and refined and bleached soybean oil decreased by 20.9%, 13.1%, and 20.0%, respectively. The decrease in market prices was attributable to an improved U.S. soybean crop, which resulted in an increased supply of soybeans in 2005. The price decreases was offset by an increase in sales volume of all products: soybean meal volume increased by 4.6%; crude soybean oil volume increased by 271.1%; and refined and bleached soybean oil volume increased by 10.3%. The increase in the sales volume of crude soybean oil in 2005 resulted from the delivery and issuance of warehouse receipts of crude soybean oil to the Chicago Board of Trade.

Gross Profit/Loss – For the year ended December 31, 2005, we generated a gross profit of $378,000, compared to a gross profit of $5.5 million for the year ended December 31, 2004. While revenues decreased by $27.8 million (11.7%), cost of revenues decreased by only $22.7 million (9.8%) over 2004. The decrease in gross profit was due to a number of factors, including a tight local soybean market and higher production expenses. Farmers were reluctant to sell their soybeans after they saw soybean prices drop from over $8.00 per bushel to under $6.00; thus, the local basis adjustment on soybeans increased. Our soybean meal and oil customers, however, were unwilling to absorb this increase due to the abundant supply of soybeans and national soybean processing capacity. In addition, natural gas prices soared during 2005, resulting in approximately $2.0 million of additional production expenses versus 2004. The difference in the cost of natural gas was primarily the result of increased demand for natural gas, reduced production and inventories in the natural gas industry, as well as strong pricing in petroleum commodities, such as unleaded gas and heating oil. Increased freight costs resulted from higher product volumes delivered to customers, as well as higher freight rates. During 2005, we shipped approximately 8% more soybean meal and hulls than the prior year.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased by $650,000, or 14.5%, for the year ended December 31, 2005 compared to the same period in 2004. This decrease resulted from lower general and administrative expenses in USSC resulting from USSC’s restructuring of staff and narrowing of market focus in July 2005.

Interest Expense – In 2005, interest expense decreased by $25,000, or 1.8%, compared to 2004. The decrease was due to lower debt levels resulting from the decrease in soybean prices. The average debt level in 2005 was approximately $17.2 million, compared to an average debt level in 2004 of approximately $23.6 million. The decrease in interest due to the lower debt levels was partially offset by higher interest rates on our senior debt. On December 31, 2005, we had outstanding debt of $15.8 million, the majority of which bore interest at an annual rate of 7.05%. On December 31, 2004, we had outstanding debt of $10.2 million, the majority of which bore interest at an annual rate of 4.85%.

Net Income/Loss – We recorded a net loss of $3.6 million for the year ended December 31, 2005, compared to net income of $689,000 in 2004. The decrease of $4.3 million in net income was primarily attributable to a decrease in gross profit.

Comparison of Years Ended December 31, 2004 and 2003

	Year Ended December 31, 2004		Year Ended December 31, 2003
	$	% of Revenue	$	% of Revenue

Revenue	$238,211,056	100.0	$207,256,575	100.0
Cost of revenues	(232,703,866)	(97.7)	(203,022,360)	(98.0)
Operating expenses	(4,476,511)	(1.9)	(3,639,442)	(1.8)
Other income (expense)	(1,017,827)	(0.4)	2,210,957	1.1
Minority interest	676,792	0.3	457,620	0.2
Income tax expense	(1,032)	(0.0)	131,474	0.1

Net income (loss)	$688,612	(0.3)	$3,394,824	1.6

Revenue – Revenue increased from $207.3 million for the year ended December 31, 2003 to $238.2 million for the year ended December 31, 2004, an increase of approximately $30.9 million, or 14.9%. The improvement was a result of several factors. Principally, the increase in revenues was a result of higher soybean meal and soybean oil prices along with higher sales volume of refined and bleached oil. The average sales prices for soybean meal, crude soybean oil, and refined and bleached soybean oil increased by 23.9%, 12.0%, and 30.4%, respectively. In addition, sales volume of refined and bleached soybean oil increased by 7.3% in 2004 versus 2003. The increases attributable to these factors were offset by a decrease of 85.1% in sales volume of crude soybean oil during 2004, which was due to selling less crude soybean oil than we held in storage during 2003.

Gross Profit/Loss – During the year ended December 31, 2004, we generated a gross profit of $5.5 million, compared to a gross profit of $4.2 million for the year ended December 31, 2003. While revenues increased by $30.9 million, cost of revenues increased only $29.7 million over 2003. Revenues increased due to higher soybean meal and soybean oil prices offset by a decrease in crude soybean oil volume. The increased cost of revenue was caused by a $26.1 million (15.0%) increase in cost of product sold and a $3.1 million (21.4%) increase in freight expense for the year ended December 31, 2004 compared to 2003. The increased cost of product sold was due to higher soybean prices, which increased approximately 25.0% from the year ended December 31, 2003. The increased freight cost resulted from higher product volumes delivered to customers and higher freight rates.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased by $837,000, or 23%, for the year ended December 31, 2004, compared to the same period in 2003. This increase resulted from additional expenses incurred in connection with the management and operation of USSC, which remained in the developmental stage and where we continued to incur marketing and research and development expenses to develop a market for Soyol™. Some of the increase in administrative expenses associated with USSC was offset by lower general and administrative expenses that we incurred on our crushing and refining operations as a result of our cost-sharing arrangement with MnSP.

Interest Expense – In 2004, interest expense increased by $620,000, or 77.7%, compared to 2003. The increase was due to higher debt levels resulting from the increase in soybean prices and higher interest rates. On December 31, 2004, we had outstanding debt of $10.2 million, most of which consists of our senior debt which bore interest at an annual rate of 4.85% as of December 31, 2004. At December 31, 2003, we had outstanding debt of $18.5 million, the majority of which bore interest at an annual rate of 3.47%. The average debt level throughout 2004 was approximately $23.6 million compared to an average debt level during 2003 of approximately $21.8 million.

Net Income/Loss – We recorded net income of $689,000 for the year ended December 31, 2004, compared to net income of $3.4 million in 2003. The decrease of $2.7 million in net income was primarily attributable to a decrease in other non-operating income and an increase in administrative expenses incurred in connection with the management and operation of USSC, offset by an increase in revenue as a result of higher soybean meal and soybean oil prices. Other non-operating income decreased by $2.7 million (91.3%) for the year ending December 31, 2004, compared to the same period in 2003. This decrease was primarily due to a decrease of $1.1 million in construction management income and a decrease of $1.5 million in soybean oil storage income.

LIQUIDITY AND CAPITAL RESOURCES

Comparison of the years ended December 31, 2005 and 2004

	2005	2004

Net cash from (used for) operating activities	$(6,298,040)	$11,963,776
Net cash from (used for) investing activities	(776,192)	(1,891,791)
Net cash from (used for) financing activities	7,138,365	(10,590,259)

Cash Flows from Operating Activities

The decrease in net cash flow from operating activities between 2005 and 2004 was primarily attributed to a decrease in net income and an increase in working capital requirements. The increase in working capital requirements was related to increases in accounts receivable and inventory, along with decreases in accrued commodity purchases and accounts payable. Accounts receivable increased primarily due to placing crude oil in storage with the Chicago Board of Trade in late December 2005. The increase in inventory was mostly due to holding an increased quantity of soybeans compared to 2004. The decrease in accrued commodity purchases was attributed to possessing fewer soybeans on our deferred payment program at December 31, 2005 than 2004. These increases to the working capital requirements were offset by a decrease in our margin deposit accounts from 2004 to 2005.

Cash Flows from Investing Activities

The decrease in cash used for investing activities between 2005 and 2004 was attributed to a decrease in the purchase of capital improvements and investments, which were delayed due to lower margins in 2005. In 2005, we spent approximately $609,000 less cash on purchases of property and equipment than in 2004. In 2004, we spent approximately $1.2 million on equipment to increase the energy efficiency of the boiler, for improvements in our crushing operations, and increased storage for Soyol™. Also during the year ended December 31, 2004, we purchased additional shares in MnSP for approximately $601,000.

Cash Flows from Financing Activities

The increase in net cash provided by financing activities was due to increasing our long-term debt, the issuance of capital units and not paying out a distribution to our members in 2005. In order to finance the increasing working capital requirements in 2005, we increased our long-term debt by approximately $5.6 million compared to decreasing our debt by $8.3 million in 2004. In addition, we acquired proceeds of $4.3 million from the issuance of 2,190,500 capital units during our 2005 public offering. While no distributions were made in 2005, we made $3.3 million in distributions to our members in 2004.

We anticipate in the next 12 months having sufficient cash flows from operating activities and our revolving debt to fund working capital and to cover operating and administrative expenses, capital expenditures, and debt service obligations, although any significant legal claims resulting from our 2005 public offering (see below) could reduce our ability to fund our growth including planned capital expenditures in 2006.

Comparison of the years ended December 31, 2004 and 2003

	2004	2003

Net cash from (used for) operating activities	$11,963,776	$1,960,946
Net cash from (used for) investing activities	(1,891,791)	(5,504,904)
Net cash from (used for) financing activities	(10,590,259)	4,062,485

Cash Flows from Operating Activities

Operating activities generated $12 million for the year ended December 31, 2004, compared to $2.0 million for the year ended December 31, 2003. The funds generated in the year ended December 31, 2004 consisted primarily of $689,000 of cash from net income plus depreciation and amortization of $3.7 million, a $8.3 million change in current assets and liabilities, less $677,000 of minority interest in the net loss of USSC and non-cash patronage dividends of $108,000. The primary changes from 2003 included a $12.4 million decrease in working capital needs, offset by a decrease of $2.1 million in net income in 2004, a $219,000 reduction in minority interest in net loss of subsidiary, and a $98,000 reduction in depreciation expense.

Cash Flows from Investing Activities

Investing activities used $1.9 million during the year ending December 31, 2004 compared to $5.5 million for the year ended December 31, 2003.  The purchase of shares in

MnSP accounted for $601,000 of such expenditures in 2004. In 2003, we purchased shares in USSC amounting to $4.1 million. In addition, we purchased $1.2 million of property and equipment during the year ending December 31, 2004, compared to $1.0 million purchased in the period ending December 31, 2003. The $1.2 million spent on property and equipment during the year ended December 31, 2004 consisted of equipment to increase the energy efficiency of the boiler, improvements in our crushing operations, and increased storage for Soyol™. During 2003, the $1.0 million spent on property and equipment consisted of consolidation software to upgrade our technological capabilities and several other projects to improve our soybean processing and refining operations.

Cash Flows from Financing Activities

Net cash used by financing activities for the years ending December 31, 2004 was $10.6 million, compared to providing $4.1 million of cash in 2003. During the year ended December 31, 2004, we made payments of $8.3 million on long-term debt commitments by carrying smaller values in accounts receivable and distributed $3.3 million to our members, offset by a $1.0 million increase in outstanding checks in excess of bank balances. During the year ended December 31, 2003, we increased our borrowings by $9.5 million, as a result of carrying larger values in accounts receivable and inventory, less operating income and expenditures for capital investments, including our investment in USSC. These additional borrowings in 2003 were offset by a distribution to our members of $2.5 million and payments of $1.6 million on long-term debt commitments.

Indebtedness

CoBank is our primary lender. On October 6, 2005, we modified the two lines of credit with CoBank to meet the needs of our operations. The first is a revolving long-term loan agreement. Under the terms of this loan, we began with a $17.1 million credit line. It reduces by $1.3 million every six months. The final payment will be equal to the remaining unpaid principal balance of the loan on March 20, 2012. The revolving loan is set up so that we may borrow funds as needed up to the credit line maximum, and then pay down the principal whenever excess cash is available. Repaid amounts may be reborrowed up to the available credit line. We pay a 0.50% annual commitment fee on any funds not borrowed.

The second credit line is a revolving working capital loan that expires on September 1, 2006. The primary purpose of this loan is to finance inventory and receivables. The maximum availability under this credit line is $16 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid the commitment fee.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets. In addition, both loans are subject to compliance with standard financial covenants and the maintenance of certain financial ratios, including but not limited to, a fixed debt service coverage ratio of not less than 1.2:1.00 and a minimum working capital of not less than $6 million including the amount available and outstanding balance on the revolving long-term loan. During the fourth quarter ended December 31, 2005, we were not in compliance with the working capital covenant but CoBank agreed to waive this requirement. Currently, we are in compliance with all covenants under the loan agreement.. The balance borrowed on the revolving term loan was $14.5 million and $7.9 million as of December 31, 2005 and 2004, respectively. There were no advances outstanding on the working capital loan at December 31, 2005 and 2004. The annual interest rate on both the working capital and revolving term loans as of December 31, 2005 was 7.05%.

We also have other long-term contracts and notes totaling approximately $1.3 million, with a weighted average annual interest rate of 3.5% as of December 31, 2005. These arrangements include a no interest $891,000 long-term payable to the other USSC shareholders relating to our purchase of their tendered USSC shares. The obligation is secured by the purchased shares, with the final annual payment due on October 31, 2006. Our highest interest payable during 2005 was a $250,000 loan held by USSC at 15% per annum, which became due February 13, 2005.  We made principal payments of $965,000 and $976,000 on these additional long-term obligations during the years ended December 31, 2005 and 2004, respectively.

Capital Raising

During the year ended December 31, 2005, we conducted a registered public offering to sell up to 5,625,000 new capital units. The offering was made available initially only to our existing members at a price of $2.00 per unit until April 11, 2005, and then was made available to the general public at a price of $2.50 per unit. When the offering expired on May 31, 2005, we had sold 2,190,500 capital units for a total of $4,495,750.

Capital Expenditures

We only invested approximately $600,000 in capital expenditures for property and equipment during the year ended December 31, 2005 compared to approximately $1.2 million in capital expenditures during the year ended December 31, 2004. Depending on our profitability in 2006, we anticipate spending between $1.0 and $2.0 million on capital expenditures during the year ended December 31, 2006. Our principal sources of funds are anticipated to be cash flows from operating activities and borrowings under our revolving and working capital loans with CoBank.

Potential Legal Claims due to Our Public Offering in 2005

We could be subject to claims from investors in the future as a result of our public offering in 2005 and based on the requirements of federal securities laws. On May 31, 2005, we closed a public offering of capital units, raising approximately $4.5 million in proceeds from existing and new investors. On June 7, 2005, we received notification from the SEC that our quarterly and annual report filings were under review. During the course of the review, the SEC raised questions about the lack of independence of the audit firm, Eide Bailly LLP, with respect to the audit of our financial statements for the year ended December 31, 2003. This audit was included in our prospectus for the 2005 public offering. While our financial statements for the applicable filings, as amended, now comply with the law, we could be subject to certain claims from investors who purchased capital units in our 2005 public offering because of the lack of independence issue, although it is uncertain whether any claims will be made or the nature and amount of such claims. If claims are indeed made against us and the aggregate amount of such claims reaches a significant percentage of the total proceeds raised in the offering, but we are unable to dismiss or settle the claims in our favor, it may have an adverse effect on our business. Our ability to invest in our operations, for instance, including our planned capital expenditures in 2006, could be reduced as we anticipate financing any claims from cash flow from operations.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

We do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $2.1 million for both years ended December 31, 2005 and 2004. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $2.2 million and $1.8 million for the years ended December 31, 2005 and 2004, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $283,000 and $198,000 for the years ended December 31, 2005 and 2004, respectively. Some of these leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

The following table shows our contractual obligations for the periods presented.

CONTRACTUAL OBLIGATIONS

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$15,796,331	$1,212,768	$5,282,375	$5,201,188	$4,100,000

Operating Lease Obligations	19,529,897	2,514,808	4,287,803	3,333,284	9,394,002

Other Long-Term Liabilities	129,072	11,000	11,000	—	107,072

Total	$35,455,300	$3,738,576	$9,581,178	$8,534,472	$13,601,074

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

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeded its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

Accounting for Derivative Instruments and Hedging Activities

We minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize our net positions in these inventories and contracts. We account for changes in market value on exchange-traded futures and option contracts at exchange prices and account for the changes in value of forward purchase and sales contracts at local market prices determined by grain terminals in the area. Changes in the market value of all these contracts are recognized in earnings as a component of cost of goods sold.

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

Item 8.                                   Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report, and financial statements and schedules for the years ended December 31, 2005, 2004 and 2003.

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

Eide Bailly performed the audits for our financial statements for the years ended December 31, 2003 and 2002, and neither of the reports on the financial statements for either of those years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.  We had no disagreements with Eide Bailly during either of our two fiscal years (2002-2003) or during any subsequent interim period preceding its resignation on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Eide Bailly, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.  Eide Bailly has not advised us: (a) that the internal controls necessary for us to develop reliable financial statements do not exist, (b) that information has come to its attention that has led it to no longer be able to rely on management’s representations, or that has made it unwilling to be associated with the financial statements prepared by management, or (c) of the need to expand significantly the scope of its audit or that information has come to its attention that if further investigated may (i) materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements with respect to the periods covered by such reports, or for any subsequent period or (ii) cause it to be unwilling to rely on management’s representations or be associated with our financial statements.

Also on January 18, 2005, our Audit and Finance Committee and Board of Managers approved the engagement of Gordon, Hughes & Banks, LLP, to perform the audit of our financial statements for the fiscal year ended December 31, 2004, and to re-review our interim financial statements for the first three quarters of 2004.  Prior to this time, Gordon, Hughes & Banks had never performed any audit services or any other accounting or advisory services for us. Gordon, Hughes & Banks completed its audit of our 2004 financial statements.  Subsequently, in connection with its review of our Form 10-K for the year ended December 31, 2004, the SEC also questioned whether the independence of Eide Bailly may have been compromised with respect to its review of the financial statements for the quarter ended September 30, 2003, and its audit of the financial statements for the year ended December 31, 2003.  Following communication with the SEC regarding the application of the independence rules in effect at the time, we agreed to comply with the SEC’s request to amend our SEC filings. Gordon, Hughes & Banks subsequently completed its audit of the 2003 financial statements, and delivered to us its signed audit report, dated as of September 30, 2005, which was filed as Form 10-K/A for the years ended December 31, 2003. No restatement of our previously filed financial statements for such periods was required as a result of such subsequent audit.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation of disclosure controls and procedures that occurred during the year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                          Other Information

None.

Part III

Item 10.                            Directors and Executive Officers of the Registrant.

Board of Managers

Our Board of Managers consists of three members from each of seven geographic districts, for a total of 21 Board members. Board members are elected to staggered three-year terms by the members in their geographic district and currently may not serve more than three consecutive three-year terms. Generally, one Board seat in each of the seven geographical districts is elected at our annual meeting each year as required by our Operating Agreement.

The table below describes important information about the members of the Board of Managers.

Name, Address and Board Position, if any	Age	Board Member Since	Current Term Expiring	Occupation and Background

Paul Barthel 22308 486th Ave. Elkton, SD 57026	37	1996	2006

Paul has been a farmer for the past 18 years. He is a member of the South Dakota Soybean Association, and the South Dakota Corn Growers. Paul graduated from South Dakota State University in Brookings, South Dakota in 1992 with a major in Ag Business and minor in Agronomy.

Dean Christopherson 32732 Quine Ave. Worthington, MN 56187	58	2004	2007

Dean has been a farmer for the past 34 years. He is president of Nobles County Farm Bureau and a 4-H leader. He is a past director of SouthWest Farm Management and AMPI. Dean is a trustee and committee member of First Covenant Church in Worthington, MN. He attended Worthington Community College for two years and the University of Minnesota for one year.

David Driessen 105 4th St. West Canby, MN 56220	51	2005	2008	David has been a farmer for the past 28 years. He is past director of the Canby Farmers Grain Coop. He received his B.A. degree in 1977 from Southwest State University in Marshall, Minnesota.

Wayne Enger 2090 180th Street Madison, MN 56256	52	2004	2007

Wayne has been a farmer for the past 30 years. He is secretary of the State Line Farmers Cooperative Elevator and was a board member of the Lac Qui Parle County Soybean Producers. Wayne has served as president and treasurer of the Midwest Cattlemen’s Association and is a former member of the Garfield Lutheran Church Board. Wayne received his B.A. degree in mathematics and German literature from University of Minnesota-Morris in 1975.

Ronald J. Gorder 19196 471st Ave. Estelline, SD 57234	42	2005	2008

Ronald has been a farmer for the past 22 years. He is president of Trinity Church in Estelline and vice president of the Estelline School Board. He is also president of the South Dakota Soybean Association. Ronald attended Concordia College in Moorhead, Minnesota in 1982

Ryan J. Hill 36327 210th St. Brewster, MN 56119	57	1995	2006

Ryan has been a farmer for the past 30 years. He is a member of the National and Minnesota Corn and Soybean Growers Associations. Ryan attended Worthington Junior College, and participated in the U.S. Navy Engineering metallurgy program in 1969.

Kent Howell 212981 464th Ave. Volga, SD 57071	49	2005	2008

Kent has been a farmer for the past 28 years. Kent previously served as secretary of Volga Coop Oil Co. and Meadow Creek Golf Course and the secretary/treasurer of the Volga Fire Department. Kent received his B.S. from South Dakota State University in Brookings, South Dakota in 1977.

Jerome L. Jerzak 2974 County Hwy 5 Ivanhoe, MN 56142	58	2005	2008

Jerome has been a farmer for the past 41 years. He is a member of the Minnesota Crop Improvement Association, the South Dakota Soybean Association and the South Dakota Corn Growers, and is a former board member of the Ivanhoe Elevator Cooperative and the Ivanhoe School Board.

Peter Kontz 47068 223rd St. Colman, SD 57017	63	1998	2007

Peter has been a farmer for the past 39 years. He is a member of the South Dakota Cattlemen’s Association (Treasurer for four years), South Dakota Corn Growers Association, and the South Dakota Soybean Association. He attended the School of Agriculture in Brookings, South Dakota.

Laron Krause 47244 181st St. Clear Lake, SD 57226

45

2004

2007

Laron has been a farmer for the past 29 years. He is a member of the South Dakota Soybean Association, South Dakota Pork Producers, and South Dakota Corn Growers Association, and is a former president of the South Dakota Soybean Association. Laron graduated from Canby Vocational Tech in Canby, Minnesota in 1980 with a degree in Production Agriculture.

Bryce Loomis President 19989 464th Ave. Bruce, SD 57220	63	1998	2007

Bryce has been a farmer and seed sales representative for the past 40 years. He is a member of the National Corn Growers Association, the South Dakota Soybean Producers Association and the Farm Bureau.

Dale Murphy 102 E. 2nd Ave. PO Box 686 White, SD 57276	75	1994	2006

Dale is a retired farmer, and was an active farmer for the previous 38 years. He was a director of the First National Bank in White, SD between 1987-1999. Dale attended Nettleton Commercial College in Sioux Falls, South Dakota and earned a certificate in auditing and accounting in 1957.

Robert Nelsen 1173 280th Ave. Westbrook, MN 56183	65	2005	2008

Robert has been a farmer for the past 44 years. He is a state director of the Minnesota Soybean Growers Association and a board member of the Murray County Corn and Soybean Growers. He is also on the executive board of the Lions Club of Westbrook, Minnesota.

Daniel Potter 31012 County Highway 6 Redwood Falls, MN 56283	74	1995	2006

Daniel has been a farmer for the past 54 years and is a 50% owner of Potterosa Farms, Inc. He belongs to the Redwood County Cattlemen’s Association, and the National Cattlemen’s Association. He is also a supervisor of the Redwood Soil and Water Conservation District and chairs the Administrative Council of the New Avon United Methodist Church.

Steven C. Preszler 28708 433rd Ave. Menno, SD 57045	47	2005	2007

Steven has been a farmer for the past 27 years. He is director and vice president of Lumber Yard Board. Steven is also the past president of Jaycees of Menno and treasurer of the Salem Reformed Church. Steven is a brother-in-law of Corey Schnabel who is also a board member.

Greg Schmieding 6213 S. Doral Tr. Sioux Falls, SD 57108	50	2005	2008

Greg has been a senior vice president of Metavante since July 1994 and global account director for Manpower, Inc. since July 2005. Prior to this, Greg was a senior vice president of First Data Corp. for two years and employed by IBM for over eleven years. Greg also currently manages his family farm operations in South Dakota and Iowa. He received his B.S. degree from South Dakota State University in 1977 and his M.B.A. degree from the University of South Dakota in 1981.

Corey Schnabel 43555 273rd St. Freeman, SD 57029	47	2005	2008

Corey has been a farmer for the past 25 years. He is also a Grandview Township Supervisor. He belongs to the South Dakota and National Corn Growers Association, the South Dakota and American Simmental Association. He is also a former director of the South Dakota Corn Growers Association and National Corn Growers Association. Corey is a graduate of Lake Area Technical Institute in Watertown, South Dakota, where he earned an Associate degree in Ag Business in 1980. Corey is a brother-in-law of Steven Preszler who is a board member also representing District 3.

Rodney Skalbeck 80903 160th St. Sacred Heart, MN 56285	72	1995	2006

Rodney has been a farmer for the past 52 years. He belongs to the Farmers Union, Land Stewardship Project and is a former director of the Farm Credit association where he has had positions as chairman and vice chairman. He is also a former school board member and church board member and treasurer.

Delbert Tschakert Vice-President 16150 442nd Ave. Florence, SD 57235	50	1994	2006

Delbert has been a farmer for the past 26 years, producing corn, soybeans, and hay commodities. He is a member of the South Dakota Soybean Association, the South Dakota Corn Growers Association, and former President of the South Dakota Soybean Association. Delbert received his B.S. in Ag Communications with a minor in Economics from South Dakota State University in 1977.

Anthony Van Uden 3461 300th Ave. Cottonwood, MN 56229	67	1996	2007

Anthony has been a farmer for the past 45 years. He is a member of Minnesota Soybean Association, and the American Legion. He is a past director of the Farmers Elevator Company, Cottonwood, MN, Lucas Town board, as Chairman, and the Lyon County Planning and Zoning Committee.

Ardon Wek Secretary 43958 288th St. Freeman, SD 57029	47	1996	2006

Ardon has been a farmer for the past 27 years. He is a member of the South Dakota Corn Growers, and the South Dakota Soybean Association. Ardon graduated from Mitchell Technical College in Mitchell, South Dakota. His major was Architectural Drafting, and Building Construction.

Compensation of Board of Managers

Members of the Board of Managers are currently provided a per diem payment for services performed in the amount of $150 for each function requiring more than four hours, and $75 for each function requiring less than four hours. In addition to the per diem fee, mileage reimbursement is provided at current IRS rates.

Committees of Board of Managers

The Board of Managers has formed the following committees: finance and audit committee, nomination committee, governance committee, public relations committee, and planning committee.  The current members of the Finance and Audit Committee are Daniel Potter, who serves as the chairperson of the committee, Wayne Enger, Jerome Jerzak, Robert Nelsen, Steven Preszler, Greg Schmieding, Anthony Van Uden and Ardon Wek.  Because our Board members are generally farmers, as is common for producer-based agricultural entities, we do not have an audit committee financial expert serving on our finance and audit committee.  The Board, however, has selected members for the finance and audit committee based on the Board’s determination that they are fully qualified to monitor management, our internal accounting operations and the independent auditors and are fully qualified to monitor our disclosures to assure that they fairly present our financial condition and results of operations. In addition, the finance and audit committee has the authority to engage advisers as it deems necessary to assist it in carrying out its duties.

The current members of the Nomination Committee are Robert Nelsen, who serves as the chairperson of the committee, Paul Barthel, Dale Murphy, Daniel Potter, Rodney Skalbeck, Delbert Tschakert and Ardon Wek. Our Nomination Committee Charter is available for review on our website at http://www.sdsbp.com.   In order to submit a nominee for the Board to the Nomination Committee for the 2006 Annual Meeting, members were required to return a nomination petition form to the Nomination Committee no later than March 31, 2006.  Nominations will not be accepted from the floor at the 2006 Annual Meeting. The members of the Nomination Committee will review each of the submitted forms during their selection process and may also search for and contact additional potential nominees at their discretion.

Executive Officers

The following individuals serve as our executive officers in the capacities listed. These officers serve at the discretion of the Board of Managers and can be terminated without notice.

Name	Age	Position

Rodney G. Christianson	52	Chief Executive Officer
Thomas J. Kersting	43	Commercial Manager
James A. Seurer	42	Chief Financial Officer

Rodney G. Christianson, Chief Executive Officer. Rodney joined us as the Chief Executive Officer when operations began in 1996. With 20 years of service with Cargill, Inc. in its Food, Industrial, and Oilseed Sectors, Rodney came to us with significant operational and managerial experience in the United States and Brazil. A member of the management team for the Greenfield construction and start up of Cargill’s sunflower plant in West Fargo, North Dakota, Rodney’s experience helped direct our difficult startup toward a financially successful first year of operations.

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

James A. Seurer, Chief Financial Officer.  After spending nearly 18 years in the financial institution industry, Jim joined us as Chief Financial Officer in March 2005.  Most recently, Jim served for four years as Vice President/Chief Financial Officer of Red Rocks Federal Credit Union in Highlands Ranch, Colorado (Denver).  Prior to that Jim served for 14 years as a Federal Examiner and Problem Case Officer with the National Credit Union Administration and he spent a short time in a similar capacity with the State of Colorado.

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

Compliance with Reporting Requirements of Section 16 of the Exchange Act

Under Section 16(a) of the Exchange Act, our directors, executive officers and any persons holding 10% or more of the common stock are required to report their ownership of our capital units and any changes in that ownership to the Securities and Exchange Commission (the “SEC”) and to furnish us with copies of such reports. Specific due dates for these reports have been established and we are required to disclose in this report any failure to file on a timely basis by such persons. To our knowledge, based solely upon a review of copies of such reports received by us which were filed with the SEC from January 1, 2005 through March 15, 2006, and upon written representations from such persons that no other reports were required, we believe that all reports required to be filed under Section 16(a) for 2005 have been timely filed with the SEC, other than a Form 4 filed by Mr. Wayne Enger on October 12, 2005.

Item 11.                            Executive Compensation.

Summary Compensation Table. The following table sets forth all the compensation we paid during the years ended December 31, 2005, 2004, and 2003 to our principal executive officer and each officer paid over $100,000 in our last fiscal year (the “named executive officers”).  No other officers received total compensation exceeding $100,000 during the year ended December 31, 2005.

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Other Annual Compens ation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compens ation ($)

Rodney G. Christianson	2005	266,667	3,536	4,590	—	—	—	4,531
Chief Executive Officer	2004	245,833	20,894	4,590	—	—	—	4,196
	2003	200,000	36,190	3,855	—	—	—	3,855

Thomas J. Kersting	2005	130,000	350	—	—	—	—	3,002
Commercial Manager	2004	110,750	14,200	—	—	—	—	2,780
	2003	103,792	12,500	—	—	—	—	13,299

On February 1, 2004, we entered into a four-year employment agreement with Mr. Christianson that expires on January 31, 2008.  Under the employment agreement, Mr. Christianson received an annual salary of $250,000 through August 31, 2005 and will receive an annual salary of $300,000 for the remaining term of the agreement.  Mr. Christianson is also entitled to receive an incentive bonus equal to one-half of one percent of net income before taxes and member distributions, excluding certain extraordinary items of income and expense, on up to $5.0 million net income, or 1% of net income before taxes and member distributions if net income exceeds $5.0 million. Mr. Christianson may elect to have his incentive bonus paid directly or deferred.  Mr. Christianson is also entitled to participate in 401(k), healthcare and other retirement and welfare benefit programs that are generally available to employees and a vehicle to be used for business purposes. Mr. Christianson is entitled to eighteen months of severance pay in the event that we terminate his employment during the term of the agreement, other than for cause. Mr. Christianson’s employment contract is terminable at will by the Board of Managers without cause, and may be terminated by Mr. Christianson with 60 days’ notice.  The employment agreement also includes a two-year non-competition provision.

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

Messrs. Christianson and Kersting also have a deferred compensation plan that provides “phantom” capital units.  Messrs. Christianson and Kersting’s initial grants under these plans are fully vested.  On February 1, 2004, Mr. Christianson received an additional grant under an amended and restated deferred compensation plan.  Under both the original and amended plan, we pay an amount equal to the fair market value of the participant’s vested phantom capital units in five annual substantially equal installments beginning upon the earlier of termination of employment with us or his 65th birthday.

Our Chief Financial Officer, Jim Seurer, was hired in March 2005 and received no compensation from us during the years ended December 31, 2004, 2003, and 2002.  Mr. Seurer’s employment with us is terminable at will.  Mr. Seurer receives a base salary and is entitled to participate in 401(k), healthcare and other retirement and welfare benefit programs that are generally available to employees, including the employee profit sharing program.

Item 12.                            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We do not have any compensation plans under which our capital units are authorized for issuance.

The following table sets forth the beneficial ownership of our outstanding capital units by our Board members and named executive officers as of March 15, 2006.  As of that date, no person beneficially owned more than 5% of our capital units.

Name and Address of Beneficial Owner (1)	Number of Votes Beneficially Owned	Voting Percentage		Number of Capital Units Beneficially Owned	Ownership Percentage

Paul Barthel, Manager	1		*	20,500		*
Rodney Christianson, CEO (2)	1		*	25,500		*
Dean Christopherson, Manager	1		*	30,000		*
David Driessen, Manager	1		*	45,000		*
Wayne Enger, Manager	1		*	16,000		*
Ronald Gorder, Manager (3)	1		*	50,000		*
Ryan Hill, Manager	2		*	24,500		*
Kent Howell, Manager (4)	2		*	80,000		*
Jerome Jerzak, Manager	1		*	22,500		*
Tom Kersting, Commercial Manager	—		*	—		*
Peter Kontz, Manager (5)	2		*	119,000		*
Laron Krause, Manager	1		*	20,000		*
Bryce Loomis, Manager (6)	1		*	40,000		*
Dale Murphy, Manager (7)	1		*	96,000		*
Robert Nelsen, Manager	1		*	24,000		*
Daniel Potter, Manager (8)	2		*	16,500		*
Steven C. Preszler, Manager	1		*	17,000		*
Corey Schnabel, Manager	1		*	15,000		*
Greg Schmieding, Manager	1		*	8,750		*
James Seurer, CFO	—		*	—		*
Rodney Skalbeck, Manager	1		*	113,500		*
Delbert Tschakert, Manager (9)	2		*	50,000		*
Tony Van Uden, Manager	1		*	60,000		*
Ardon Wek, Secretary, Manager (10)	1		*	35,000		*
Manager and Executive Officers, as a group	27	1.22%		928,750	3.05%

*	Percentage of shares beneficially owned does not exceed 1% of the class.
(1)	The addresses for each of the individual managers listed are set forth above under Board of Managers.
(2)	Represents capital units owned of record by Mr. Christianson’s wife.
(3)	Represents capital units owned of record by Gorder Dairy Farm of which Mr. Gorder is an owner.
(4)	Includes capital units owned of record by Howell Farms of which Mr. Howell is an owner.
(5)	Includes 73,000 capital units owned of record by Mr. Kontz’s wife.
(6)	Represents capital units owned jointly with Mr. Loomis’s wife.
(7)	Represents capital units owned of record by the Dale F. Murphy Revocable Trust of which Mr. Murphy is a trustee.
(8)	Includes 7,500 capital units owned of record by Potterosa Farms, Inc. of which Mr. Potter is a co-owner.
(9)	Includes 21,500 capital units owned of record by Mr. Tschakert’s wife.
(10)	Represents capital units owned of record jointly with Mr. Wek’s wife.

Item 13.                            Certain Relationships and Related Transactions.

Our individual Board members and executive officers  have not entered into, and do not anticipate entering into, any contractual or other transactions between themselves and us, except for continuing employment agreements, as described above under “Compensation of Management and Executive Officers,” our Operating Agreement, and soybean purchases that are on the same terms available to the public. Board Members receive a per diem fee and other reimbursement and compensation for their Board services, as described above. The executive officers receive compensation as executive officers as described above.

Item 14.                            Principal Accountant Fees and Services.

Fees for Fiscal Year Ended December 31, 2005:

Audit Fees.   Gordon, Hughes, & Banks, LLP billed a total amount of $55,000 for professional services rendered for the audit of the Company’s various annual financial statements for the fiscal year ended December 31, 2005, and the reviews of the financial statements included in the Company’s Forms 10-Q for the fiscal year ended December 31, 2005.

Audit Related Fees.   Gordon, Hughes, & Banks, LLP billed a total amount of $4,350 for professional services rendered for audit related services primarily as it relates to consultation with the Company regarding an SEC review of the Company’s financial statements during the fiscal year ended December 31, 2005.

Tax Fees.   Gordon, Hughes, & Banks, LLP performed no professional tax services for the fiscal year ended December 31, 2005.

Eide Bailly billed a total amount of $12,173 for professional tax services rendered for the Company during the fiscal year ended December 31, 2005.

All Other Fees.   Gordon, Hughes, & Banks, LLP did not render any other services for which fees were paid for services rendered in connection with other matters requested by the Company during the fiscal year ended December 31 2005.

Fees for Fiscal Year Ended December 31, 2004:

Audit Fees.   Gordon, Hughes, & Banks, LLP billed a total amount of $56,000 for professional services rendered for the audit of the Company’s various financial statements for the fiscal year ended December 31, 2004 and the re-reviews of the financial statements included in the Company’s Forms 10-Q for the 2004 fiscal year.

Prior to the resignation of Eide Bailly LLP in January 2005 and the subsequent retention of Gordon, Hughes, & Banks, LLP, Eide Bailly LLP billed a total amount of $40,641 for professional services rendered for the reviews of the financial statements included in the Company’s Forms 10-Q for the 2004 fiscal year.

Audit Related Fees.   Gordon Hughes & Banks billed a total amount of $0 for professional services rendered for audit related services.

Eide Bailly billed a total amount of $916 for professional services rendered for audit related services. Audit related fees” were primarily assurance and related services related to the audit.

Tax Fees.   Gordon, Hughes, & Banks, LLP performed no professional tax services for the fiscal year ended December 31, 2004.

Eide Bailly billed a total amount of $20,754 for professional tax services rendered for the Company during the fiscal year ended December 31, 2004.

All Other Fees.  Gordon, Hughes, & Banks, LLP did not render any other services for which fees were paid in connection with other matters requested by the Company during the fiscal year ended December 31 2004.

Eide Bailly billed a total amount of $4,739 for professional services rendered in connection with other matters requested by the Company during the fiscal year ended December 31, 2004. The fees were associated with the acquisition of USSC.

The Audit Committee Charter provides that the Audit Committee shall approve in advance any fees related to non-audit services.  Accordingly, our auditor submits to the Audit Committee a notice of services proposed to be provided and the associated fees prior to the provision of any non-audit services.  During 2005 all such non-audit fees were pre-approved by the Audit Committee.

Part IV

Item 15.                            Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)(1)       Financial Statements and Schedules – Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2005 included herein.

(2)           N.A.

(3)           Exhibits - See Exhibit Index following the Signature Page to this report. The following exhibits constitute management agreements, compensatory plans, or arrangements: Exhibits 10.14, 10.15, 10.16, and 10.17.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Date:	March 31, 2006	/s/ Rodney Christianson
Rodney G. Christianson Chief Executive Officer

Date:	March 31, 2006	/s/ James Seurer
James A. Seurer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Date:	March 31, 2006	/s/ Rodney Christianson
Rodney G. Christianson Chief Executive Officer (Principal Executive Officer)

Date:	March 31, 2006	/s/ James Seurer
James A. Seurer Chief Financial Officer (Principal Financial and Accounting Officer)

Date:	March 31, 2006	/s/ Paul Barthel
Paul Barthel, Manager

Date:	March 31, 2006	/s/ Dean Christopherson
Dean Christopherson, Manager

Date:	March 31, 2006	/s/ David Driessen
David Driessen, Manager

Date:	March 31, 2006	/s/ Wayne Enger
Wayne Enger, Manager

Date:	March 31, 2006	/s/ Ronald Gorder
Ronald J. Gorder, Manager

Date:	March 31, 2006	/s/ Ryan Hill
Ryan J. Hill, Manager

Date:	March 31, 2006	/s/ Kent Howell
Kent Howell, Manager

Date:	March 31, 2006	/s/ Jerome Jerzak
Jerome L. Jerzak, Manager

Date:	March 31, 2006	/s/ Peter Kontz
Peter Kontz, Manager

Date:	March 31, 2006	/s/ Laron Krause
Laron Krause, Manager

Date:	March 31, 2006	/s/ Bryce Loomis
Bryce Loomis, Manager

Date:	March 31, 2006
Dale F. Murphy, Manager

Date:	March 31, 2006	/s/ Robert Nelsen
Robert Nelsen, Manager

Date:	March 31, 2006	/s/ Daniel Potter
Daniel Potter, Manager

Date:	March 31, 2006	/s/ Steven Preszler
Steven C. Preszler, Manager

Date:	March 31, 2006	/s/ Greg Schmieding
Greg Schmieding, Manager

Date:	March 31, 2006	/s/ Corey Schnabel
Corey Schnabel, Manager

Date:	March 31, 2006	/s/ Rodney Skalbeck
Rodney Skalbeck, Manager

Date:	March 31, 2006	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Date:	March 31, 2006	/s/ Anthony VanUden
Anthony VanUden, Manager

Date:	March 31, 2006	/s/ Ardon Wek
Ardon Wek, Manager

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated		Exhibit 3.1(ii) to the Registrant’s Form 10-K filed on April 15, 2005.

3.1(iii)	Articles of Amendment to Articles of Organization		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002

4.1	Form of Class A Unit Certificate		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995		Exhibit 10.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.2	Master Loan Agreement with CoBank		Exhibit 10.2 to the Registrant’s Form 10-Q

	dated June 17, 2004	filed with the Commission on August 16, 2004

10.3	Revolving Term Loan Supplement with CoBank dated June 17, 2004	Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.4	Statused Revolving Credit Supplement with CoBank dated June 17, 2004	Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.5	Urethane Soy Systems Company, Inc. Stock Purchase Agreement dated May 30, 2000	Exhibit 10.5 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.6	Vegetable Oil Supply Agreement with Urethane Soy Systems Company, Inc. dated August 2, 1999 and January 10, 2001	Exhibit 10.6 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.7	MnSP Services and Management Agreement dated August 25, 2000	Exhibit 10.7 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.8	Soybean Oil Supply Agreement and Equipment Purchase Agreement with ACH Food Company, Inc. dated January 15, 2002*	Exhibit 10.8 to the Registrant’s Form S-4 filed with the Commission on May 10, 2002 (File No. 333-75804)

10.9	Railcar Leasing Agreement with General Electric dated May 14, 1996	Exhibit 10.9 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.10	Track Lease Agreement with DM&E Railroad dated October 15, 1996	Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.11	Land Option Agreement with Howell Farms dated September 8, 1994 and September 13, 2001	Exhibit 10.11 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.12	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002	Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.13	Stock Purchase Agreement with Urethane Soy Systems, Co. and certain shareholders	Exhibit 10.16 to the Registrant’s Form 8-K filed with the Commission on January 14, 2003

10.14	Rodney Christianson Employment Agreement dated February 1, 2004	Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004

10.15	First Amended and Restated Deferred Compensation Plan for the benefit of Rodney Christianson, dated February 1, 2004		Exhibit 10.15 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004

10.16	Thomas Kersting Employment Agreement dated May 20, 1996		Exhibit 10.18 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003

10.17	Deferred Compensation Plan for the benefit of Thomas Kersting, dated February 13, 2001		Exhibit 10.20 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003

10.18	Polyoil Consulting Services Agreement with Larry Mahlum dated January 1, 2000		Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003

10.19	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004

10.20	Security Agreement with CoBank dated June 17, 2004		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.21	Master Loan Agreement with CoBank, dated October 6, 2005	X

10.22	Revolving Term Loan Supplement with CoBank dated October 6, 2005	X

10.23	Statused Revolving Credit Supplement with CoBank dated October 6, 2005	X

14.1	Code of Ethics	X

16.1	Letter re: change in certifying accountant	X

21.1	Subsidiaries of the Company	X

31.1	Rule 13a-14(a)/15d-14(a) Certifications	X

32.1	Section 1350 Certifications	X

* The redacted portions of Exhibit B (2 pages) and Exhibit C (6 pages) to Exhibit 10.8 were filed separately with the SEC subject to a request for confidential treatment dated April 25, 2002.

SOUTH DAKOTA SOYBEAN PROCESSORS,
LLC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC (the “Company”) as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included  consideration of internal  control  over  financial  reporting  as a basis  for  designing  audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the  effectiveness  of the Company’s  internal  control over  financial  reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
February 3, 2006

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$75,556	$11,423
Trade accounts receivable, less allowance for uncollectible accounts (2005 - $43,000; 2004 - $28,000)	21,618,746	17,452,118
Inventories	8,939,662	8,601,502
Margin deposits	546,054	1,424,422
Prepaid expenses	568,855	538,816
Total current assets	31,748,873	28,028,281

PROPERTY AND EQUIPMENT	51,965,792	51,398,225
Less accumulated depreciation	(24,208,851)	(21,268,006)
Total property and equipment	27,756,941	30,130,219

OTHER ASSETS
Investments in cooperatives	4,193,673	4,077,625
Equity investment in unconsolidated affiliate	2,799,536	2,869,366
Notes receivable - members	481,710	481,710
Patents, net	6,634,908	6,900,047
Other, net	14,655	12,640
Total other assets	14,124,482	14,341,388

Total assets	$73,630,296	$72,499,888

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (continued)

DECEMBER 31, 2005 AND 2004

	2005	2004
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$670,504	$3,411,975
Current maturities of long-term debt	1,212,768	1,216,438
Accounts payable	687,224	928,858
Accrued commodity purchases	21,535,434	23,640,446
Accrued expenses	1,943,483	1,646,228
Accrued interest	99,751	49,471
Total current liabilities	26,149,164	30,893,416

LONG-TERM LIABILITIES
Long-term debt, less current maturities	14,583,563	8,986,151
Deferred compensation	129,072	129,345
Total long-term liabilities	14,712,635	9,115,496

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	—	368,403

COMMITMENTS AND CONTINGENCIES

MEMBERS’ EQUITY
Class A Units, no par value 30,419,000 and 28,228,500 units issued and outstanding at December 31, 2005 and 2004, respectively	32,978,153	32,122,573
Subscriptions receivable	(209,656)	—
Total members’ equity	32,768,497	32,122,573

Total liabilities and members’ equity	$73,630,296	$72,499,888

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003

NET REVENUES	$210,370,966	$238,211,056	$207,256,575

COST OF REVENUES
Cost of product sold	172,995,316	200,374,848	174,234,599
Production	16,496,432	14,435,824	14,046,771
Freight and rail	20,247,481	17,606,723	14,506,644
Brokerage fees	253,573	286,471	234,346
Total cost of revenues	209,992,802	232,703,866	203,022,360

GROSS PROFIT	378,164	5,507,190	4,234,215

OPERATING EXPENSES
Administration	3,826,823	4,476,511	3,639,442
OPERATING PROFIT (LOSS)	(3,448,659)	1,030,679	594,773

OTHER INCOME (EXPENSE)
Interest expense	(1,400,403)	(1,425,849)	(802,178)
Other non-operating income	647,076	254,061	2,915,160
Patronage dividend income	193,413	153,961	97,975
Total other income (expense)	(559,914)	(1,017,827)	2,210,957

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	(4,008,573)	12,852	2,805,730

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	368,403	676,792	457,620

INCOME (LOSS) BEFORE INCOME TAXES	(3,640,170)	689,644	3,263,350

INCOME TAX EXPENSE (BENEFIT)	—	1,032	(131,474)

NET INCOME (LOSS)	$(3,640,170)	$688,612	$3,394,824

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$(0.12)	$0.02	$0.12

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	29,758,885	28,250,139	28,258,500

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Class A Units
	Units	Amount

BALANCE, JANUARY 1, 2003	28,258,500	$33,875,593

Net income	—	3,394,824

Distributions to members	—	(2,539,827)

BALANCE, DECEMBER 31, 2003	28,258,500	34,730,590

Net income	—	688,612

Liquidation of members’ equity	(30,000)	(6,000)

Distributions to members	—	(3,290,629)

BALANCE, DECEMBER 31, 2004	28,228,500	32,122,573

Net income (loss)	—	(3,640,170)

Proceeds from issuance of new capital units	2,190,500	4,495,750

BALANCE, DECEMBER 31, 2005	30,419,000	$32,978,153

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$(3,640,170)	$688,612	$3,394,824
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	3,404,815	3,733,449	3,012,415
Minority interest in net loss of subsidiary	(368,403)	(676,792)	(457,620)
Loss on sale of fixed assets	6,081	5,136	1,325
Loss on equity method investment	69,831	54,626	—
Non-cash patronage dividends	(116,048)	(107,773)	(97,976)
Change in current assets and liabilities	(5,654,146)	8,266,518	(3,892,022)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(6,298,040)	11,963,776	1,960,946

INVESTING ACTIVITIES
Purchase of property and equipment	(600,739)	(1,209,852)	(1,016,849)
Patent costs	(175,453)	(84,508)	(53,000)
Investments in MnSP	—	(600,931)	(4,076,686)
Proceeds from sales of property and equipment	—	3,500	41,960
Increase in member loans	—	—	(480,710)
Cash assumed with Urethane Soy Systems Co.	—	—	38,989
Retirement of patronage dividends	—	—	56,134
Purchase of assets held for sale - building	—	—	(14,742)
NET CASH (USED FOR) INVESTING ACTIVITIES	(776,192)	(1,891,791)	(5,504,904)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	(2,741,471)	1,023,039	(1,214,902)
Proceeds from long-term debt	6,559,223	—	9,489,103
Principal payments on long-term debt	(965,481)	(8,316,669)	(1,671,889)
Proceeds from issuance of capital units	4,286,094	—	—
Distributions to members	—	(3,290,629)	(2,539,827)
Payments for liquidation of members’ equity	—	(6,000)	—
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	7,138,365	(10,590,259)	4,062,485

NET CHANGE IN CASH AND CASH EQUIVALENTS	64,133	(518,274)	518,527

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	11,423	529,697	11,170

CASH AND CASH EQUIVALENTS, END OF YEAR	$75,556	$11,423	$529,697

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	2005	2004	2003
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$1,350,123	$1,426,694	$936,902

Income taxes	—	2,032	(131,474)

Non-cash investing and financing activities:
Equity investment acquired from exchange of building	—	2,322,561	—

Subscriptions receivable	209,656	—	—

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Organization

South Dakota Soybean Processors, LLC (the “Company” or “LLC”) processes and sells soybean products, such as soybean oil, meal and hulls. The Company’s principal operations are in Volga, South Dakota.

The Company owns approximately 66% of Urethane Soy Systems Company (“USSC”). USSC is the manufacturer and patent holder of Soyol®, a polyol made from soybean oil. A minority interest is presented in the consolidated balance sheet that represents the approximate 34% ownership of other investors in USSC.

Principles of consolidation

Investee companies in which the Company directly or indirectly owns more than 50% of the outstanding voting securities or those over which the Company has effective control are generally accounted for under the consolidation method of accounting. Under this method, an Investee company’s balance sheet and results of operations are reflected within the Company’s Consolidated Financial Statements. All significant intercompany accounts and transactions have been eliminated. Minority interest in the net assets and earnings and losses of a consolidated Investee are reflected in the caption “Minority interest of consolidated subsidiary” in the Company’s Consolidated Balance Sheet and Statement of Operations. Minority interest adjusts the Company’s results of operations to reflect only the Company’s share of the earnings or losses of the consolidated Investee company. Upon dilution of control below 50%, the accounting method is adjusted to the equity or cost method of accounting, as appropriate, for subsequent periods.

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

The carrying amount of trade receivables is reduced by a valuation allowance that reflects management’s estimate of amounts that will not be collected. Management reviews all receivable balances that exceed 90 days from the invoice date and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that may not be collected.

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company accounts for its 6.95% investment in Minnesota Soybean Processors using the equity method due to the related nature of operations and the Company’s ability to influence management decisions of MnSP. Under the equity method, the initial investment is recorded at cost and adjusted annually to recognize the Company’s share of earnings and losses of the entity.

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

The Company reviews its long-lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. If impairment indicators are present and the future cash flows is less than the carrying amount of the assets, values are reduced to the estimated fair value of those assets.

Patents

The Company’s patents are amortized over their estimated useful lives, using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the original file date.

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

The Company’s “Shipping and Handling Costs” policy is in accordance with EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs.

Advertising costs

Advertising and promotion costs are expensed as incurred. The Company incurred $33,942, $17,614, and $7,885 of advertising costs in the years ended December 31, 2005, 2004, and 2003, respectively.

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

Unrealized gains and losses on futures and options contracts used to hedge soybean, oil and meal inventories are recognized as a component of net proceeds for financial reporting. Inventories are recorded at estimated market value, which approximates net realizable value. Consequently, unrealized gains and losses on derivative contracts are offset by unrealized gains and losses on inventories and reflected in current earnings.

Earnings per capital unit

Earnings per capital unit are calculated based on the weighted average number of capital units outstanding. The Company has no other capital units or other member equity instruments that are dilutive for purposes of calculating earnings per capital unit.

Income taxes

On June 20, 2002, the members approved a plan of reorganization to convert the Cooperative’s structure from an exempt organization to a limited liability company. Accordingly, under the Internal Revenue Code, the income of the Company flows through to the members to be taxed at the individual level and there is no corporate income tax provision.

Reclassifications

Reclassifications have been made to the December 31, 2004 and December 31, 2003 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

Recent accounting pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2005), Share-

(continued on next page)

Based Payment, (“SFAS No. 123(revised)”) which amends FASB Statement Nos. 123 and 95. SFAS No. 123(revised) requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value and is effective for public companies that file as small business issuers for interim or annual periods beginning after December 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, which clarifies that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. A conditional asset retirement obligation is defined as a legal obligation to perform asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Adoption of FIN 47 by the Company will not result in a change to current practice.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in the income statement. The Company adopted the provisions of this effective January 1, 2006.

NOTE 2 - INVENTORIES

	2005	2004

Finished goods	$1,551,879	$6,562,894
Raw materials	7,336,386	1,986,644
Supplies & miscellaneous	51,397	51,964

Totals	$8,939,662	$8,601,502

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

NOTE 3 - MARGIN DEPOSITS

The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2005, the Company’s futures contracts all mature within twelve months.

NOTE 4 - INVESTMENTS IN COOPERATIVES

	2005	2004
Investments in associated cooperative companies:
Cenex Harvest States	$3,516,592	$3,516,592
CoBank	677,081	561,033

Totals	$4,193,673	$4,077,625

NOTE 5 - EQUITY INVESTMENT IN MINNESOTA SOYBEAN PROCESSORS

	2005				2004
	Beginning		Net Income	Asset	Asset
	Balance	Distributions	(Loss)	Balance	Balance

Minnesota Soybean Processors, 6.95% ownership, at equity	$2,869,366	$—	$(69,830)	$2,799,536	$2,869,366

In August 2004, the Company exchanged a storage facility with a net book value of $2,322,561 for 1,400,400 Class A shares in Minnesota Soybean Processors (MnSP), a Minnesota cooperative association. The shares approximate 6.95% of MnSP’s outstanding equity. In 2004, the Company also acquired 287,500 8% Class B Non-Cumulative Convertible preferred shares in MnSP for $575,000. The Company accounts for the investment using the equity method due to the related nature of operations and the Company’s ability to exercise significant influence. The Company recognized losses of $69,831 and $54,626 in 2005 and 2004, respectively, which is included in other non-operating income (expense).

Summarized financial information of MnSP as of December 31, 2005 and 2004 and for the years then ended are as follows (unaudited):

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2005	2004

Revenues	$225,256,628	$264,129,424
Expenses	(228,717,400)	268,405,313
Other income (expense)	1,756,223	(198,636)
Net income (loss)	$(1,704,549)	$532,336,101

Assets	$108,995,280	$82,962,604
Liabilities	70,898,179	47,064,524
Equity	38,097,101	35,898,080

NOTE 6 - PROPERTY AND EQUIPMENT

	2005
		Accumulated		2004
	Cost	Depreciation	Net	Net

Land	$237,643	$—	$237,643	$237,643
Land improvements	50,136	18,045	32,091	790
Buildings and improvements	14,410,625	3,363,524	11,047,101	11,331,821
Machinery and equipment	35,837,038	19,940,468	15,896,570	17,206,218
Company vehicles	183,040	113,632	69,408	75,212
Furniture and fixtures	1,001,053	773,182	227,871	118,607
Construction in progress	246,257	—	246,257	1,159,928

Totals	$51,965,792	$24,208,851	$27,756,941	$30,130,219

NOTE 7 - PATENTS AND OTHER INTANGIBLE ASSETS

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summaries the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, January 1, 2003:

Current assets	$85,742
Property and equipment	255,894
Patents	7,401,245
Total assets acquired	7,742,881

Current liabilities	1,054,906
Long-term debt	155,928
Total liabilities assumed	1,210,834
Net assets acquired	$6,532,047

The Company also has a contractual obligation to pay former USSC shareholders $4,050,000. One remaining installment of $891,000 is due on October 31, 2006 (see Note 9).

The following table provides information regarding the Company’s other intangible assets as of December 31, 2005 and 2004:

			Accumulated
Intangible Assets	Life	Cost	Amortization	Net

As of December 31, 2005:
Patents	16-20 Yrs.	$7,906,596	$(1,271,688)	$6,634,908
Loan Origination Costs	10 Yrs.	20,502	(14,343)	6,159
Trademarks		8,496	—	8,496

		$7,935,594	$(1,286,031)	$6,649,563

As of December 31, 2004:
Patents	16-20 Yrs.	$7,745,947	$(845,900)	$6,900,047
Loan Origination Costs	10 Yrs.	20,502	(7,862)	12,640
		$7,766,449	$(853,762)	$6,912,687

NOTE 8 - NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires September 1, 2006. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $15,200,000. Interest accrues at a variable rate (7.05% at December 31, 2005). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of accrued commodity purchases. There were no advances outstanding at December 31, 2005 and 2004.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM DEBT

	2005	2004

Revolving term loan from CoBank, interest at variable rates (7.05% and 4.85% at December 31, 2005 and 2004, respectively), secured by substantially all property and equipment. Loan matures March 20, 2012.	$14,500,000	$7,940,777

Note payable to former USSC shareholders, due in annual principal payments of $891,000, interest at 0%, secured by USSC stock. Note matures on October 31, 2006.	891,000	1,782,000

Note payable to Brookings County Railroad Authority, due in semi-annual principal and interest installments of $36,885 at 5%, secured by railroad track assets. Note matures September 1, 2007.	140,064	203,158

Note payable to Richard Kipphart, issued February 13, 2002, with quarterly interest payments at 15% which began on June 30, 2002, and are paid in quarterly installments thereafter. No prepayment of principal is allowed prior to maturity. Note matures February 13, 2005.	250,000	250,000

Note payable to various companies at rates ranging from 0% to 7.5%. Notes mature on or before March 16, 2009.	15,267	26,654
	15,796,331	10,202,589
Less current maturities	(1,212,768)	(1,216,438)

Totals	$14,583,563	$8,986,151

The Company entered into an agreement as of October 6, 2005 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 8. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $17,100,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000. The remaining commitment available on the revolving term loan as of December 31, 2005, was $2,600,000.

The Company is in violation of one of its loan covenants with CoBank as of December 31, 2005, but CoBank agreed to waive the requirement. The loan covenant requires the Company to maintain a minimum working capital of $6.0 million. At December 31, 2005, working capital was approximately $5.7 million.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum principal payments on long-term debt obligations will be as follows:

For the years ending December 31:
2006	$1,212,768
2007	2,677,199
2008	2,605,176
2009	2,601,188
2010	2,600,000
Thereafter	4,100,000

Total	$15,796,331

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of employees’ contributed earnings. The amounts charged to expense under this plan were approximately $56,000, $58,000, and $63,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

The Company has a deferred compensation plan for key employees. The agreements provide benefits, which vest over a three-year period. The Company shall pay the employees in five equal annual installments upon retirement. The future payments have been discounted at 8%. The amount recognized as expense during the years ended December 31, 2005, 2004, and 2003 was $10,348, $18,664, and $30,237, respectively. The Company made payments of approximately $10,600 during 2005 and 2004. Deferred compensation is recorded at $129,072 and $129,345 as of December 31, 2005 and 2004, respectively.

NOTE 11 - COMMITMENTS

The Company has operating leases for 417 rail cars from GE Capital. The leases require monthly payments of $168,716. The leases began in 1996 and have eighteen-year terms. The Company also leases 100 rail cars from Trinity Capital. This lease requires monthly payments of $38,300. Lease expense for all rail cars was $2,066,911, $2,068,015, and $1,903,367, for the years ended December 31, 2005, 2004, and 2003, respectively. The Company generates revenues from the use of 299 of these rail cars on other railroads. Such revenues were $2,161,622, $1,794,012, and $1,648,666, for the years ended December 31, 2005, 2004, and 2003, respectively.

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

The Company also has a number of other operating leases for machinery and equipment. Rental expense under these other operating leases was $283,273, $197,864, and $328,079 for the years ended December 31, 2005, 2004, and 2003, respectively.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future minimum rental payments required under these operating leases.

	Rail Cars	Other	Total
Year ended December 31:
2006	$2,484,192	$30,616	$2,514,808
2007	2,290,067	4,644	2,294,711
2008	1,993,092	—	1,993,092
2009	1,679,892	—	1,679,892
2010	1,653,392	—	1,653,392
Thereafter	9,394,002	—	9,394,002

Totals	$19,494,637	$35,260	$19,529,897

We have an exclusive supply agreement with ACH Foods to provide its facilities with a consistent supply of refined and bleached oil on a general requirements basis. Pricing is fixed until January 15, 2007, with the option to renegotiate the price thereafter. The oil is transported by rail from our plant to one of ACH Foods’ facilities, where it is further processed for the edible oil.

NOTE 12 - CASH FLOW INFORMATION

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2005	2004	2003
(Increase) decrease in assets:
Trade accounts receivable	$(4,172,029)	$6,078,874	$(8,786,716)
Inventories	(338,160)	2,174,900	2,363,170
Margin account deposit	876,407	(1,611,931)	1,114,848
Prepaid expenses	(26,378)	(24,097)	(33,442)
	(3,660,160)	6,617,746	(5,342,140)

Increase (decrease) in liabilities:
Accounts payable	(236,236)	(766,834)	275,240
Accrued commodity purchases	(2,105,012)	2,148,041	1,342,767
Accrued expenses and interest	347,535	259,521	(198,126)
Deferred compensation	(273)	8,044	30,237
	(1,993,986)	1,648,772	1,450,118

Total	$(5,654,146)	$8,266,518	$(3,892,022)

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments (all of which are held for non-trading purposes) are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$75,556	$75,556	$11,423	$11,423

Margin deposits	546,054	546,054	1,424,422	1,424,422

Long-term debt	15,796,331	15,746,957	10,202,589	10,095,955

The carrying amount approximates fair value of cash and margin deposits. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities. The carrying amount of accounts receivable, accounts payable, investments, and accrued commodity purchases approximates their fair value.

The Company has a patronage investment in other cooperatives and common stock in a privately held entity. There is no market for their patronage credits or the entity’s common shares, and it was impracticable to estimate fair value of the Company’s investment. These investments are carried on the balance sheet at original cost.

NOTE 14 - RELATED PARTY TRANSACTIONS

During August 2000, the Company entered into an agreement with Minnesota Soybean Processors Cooperative (MnSP) for certain services and management of a proposed soybean processing plant. The agreement provided the Company a fee of 10% of the equity raised by MnSP for the Company’s services related to business planning and construction management services. Fees earned under this arrangement were $0, $126,250, and $1,245,205 for the years ended December 31, 2005, 2004, and 2003, respectively. The Company agreed to reinvest a minimum of 80% of the fees earned from MnSP in equity units of MnSP. During 2004, the Company exchanged a storage facility with a net book value of $2,322,561 as its investment and paid cash of $600,931.

The Company has agreed to provide management and marketing services to MnSP on a cost-sharing basis for automatically renewing five-year periods beginning in late 2003. The Company earned fees of $1,380,155, $1,047,193 and $226,985 under this arrangement for the years ended December 31, 2005, 2004 and 2003. As of December 31, 2005 and 2004, MnSP owed the Company $251,482 and $74,338, respectively.

In addition, the Company is providing up to $1 million in interest free loans to members of the Company who choose to invest in MnSP. The loans are secured  by members’ equity in the Company. As of December 31, 2005 and 2004, the Company had outstanding notes receivable pursuant to this arrangement of $481,710. These will be repaid as the Board of Managers approves distributions of prior earnings.

The Company and MnSP also purchase and sell processed products such as soybean meal, soybean oil, BioDiesel, etc. For the years ended December 31, 2005, 2004, and 2003, the Company had sales to MnSP in the amount of $10,761,235, $0, and $0, respectively. During the years ended December 31, 2005, 2004, and 2003, the Company also purchased $10,179,713, $0, and $0, respectively, from MnSP.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Occasionally the Company subleases rail cars to MnSP. The Company charged MnSP $47,505 for these subleases during the year ended December 31, 2005.

NOTE 15 - BUSINESS CREDIT RISK AND CONCENTRATIONS

The Company maintains its cash balances with various financial institutions. At times during the year, the Company’s balances exceeded the $100,000 insurance limit of the Federal Deposit Insurance Corporation. Management believes the risk of loss to be low.

The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables were $21,661,903 and $17,480,118 at December 31, 2005 and 2004, respectively.

Soybean meal sales accounted for approximately 56% of total revenues for the year ended December 31, 2005, 60% of total revenues for the year ended December 31, 2004, and 58% of total revenues for the year ended December 31, 2003. Approximately 31% and 37% of these sales were made to one customer for the years ended December 31, 2004 and 2003, respectively. At December 31, 2004, this customer owed the Company approximately $1,024,000. Refined oil sales represented approximately 37% of total revenues for the years ended December 31, 2005 and 2004, and 30% of total revenues for the year ended December 31, 2003. These sales were primarily made to one customer. This customer owed the Company approximately $4,644,000 and $6,791,000 at December 31, 2005 and 2004, respectively.

Net revenue by geographic area for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

United States	$198,933,966	$225,511,056	$189,556,575
Canada	11,437,000	12,700,000	17,700,000

	$210,370,966	$238,211,056	$207,256,575

NOTE 16 - MEMBERS’ EQUITY

A minimum of 2,500 capital units is required for an ownership interest in the Company. Such units are subject to certain transfer restrictions. The Company retains the right to redeem the units at the greater of $.20 per unit or the original purchase price less cumulative distributions through the date of redemption in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units, or if a member becomes an owner (directly or indirectly) of more than 1.5% of the issued and outstanding capital units. The Company’s Operating Agreement also includes provisions whereby cash equal to a minimum of 30% of available net income will be distributed to unit holders subject to certain limitations. These limitations include a minimum net income of $500,000, restrictions imposed by debt and credit instruments or as restricted by law in the event of insolvency. Earnings, losses and cash distributions are allocated to members based on their percentage of ownership in the LLC.

The Board of Directors approved a Form S-1 registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering. The maximum offering under the statement was $11,250,000. During 2005, the Company sold 2,190,500 member units for a total of $4,495,750. The offering allowed the investor to initially pay 50% and sign a note payable to the

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company for the remaining portion. At December 31, 2005, the Company had subscriptions receivable of $209,656, which is accounted for as a deduction from members’ equity until collected.

On June 17, 2003, the Board of Managers declared a 2-for-1 split of Class A capital units effective immediately. All unit and unit per share amounts have been retroactively adjusted to reflect the effect of the split.

NOTE 17 - CONTINGENCIES

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

On June 9, 2003, USSC was served with notice that it had been named as a defendant in a breach of contract suit filed in circuit court of Cook County, Illinois. The plaintiff, William Blair & Co., LLC, claims that it is entitled to a commission on the Company’s purchase of USSC’s stock in 2003 based on a broker agreement between USSC and William Blair. In the broker agreement dated October 15, 2001, USSC retained William Blair to render investment banking services in connection with a potential private placement or sale by USSC. William Blair’s claim for damages against USSC is for $684,000, but USSC strongly denies that William Blain is entitled to such damages. The matter is scheduled for trial in circuit court of Cook County, Illinois on April 10, 2006.

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After the Company provided the information, the SEC raised additional questions about the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003. As a result, in the latter part of 2005 the financial statements for the year ended December 31, 2003 were re-audited by Gordon, Hughes, & Banks LLP. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and therefore did not meet the requirements of federal securities law. The financial statements including in the Company’s periodic reports for such periods, as amended, are now compliant with applicable securities law but there remains a remote possibility that claims could be made against the Company relating to the technical inadequacy of the offering materials. As of December 31, 2005, the Company has not recorded a provision for this matter, as management believes claims from those investors in the offering are not probable. The Company believes that any liability it may incur would not have a material adverse effect on its financial condition or its results of operations.

NOTE 18 - QUARTERLY RESULTS OF OPERATIONS

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. This information has been prepared on the same basis as the consolidated financial statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period or the full year.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Consolidated Statements of Operations

	2005 Calendar Quarters (in thousands)				2004 Calendar Quarters (in thousands)
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net revenues	$46,152	$49,665	$62,195	$52,359	$58,213	$71,178	$59,931	$48,889
Cost of revenues	(47,041)	(50,984)	(60,751)	(51,218)	(58,366)	(68,157)	(57,326)	(48,855)
Gross profit	(889)	(1,318)	1,444	1,141	(153)	3,021	2,605	34
Operating expenses	(1,104)	(1,184)	(679)	(860)	(925)	(1,040)	(1,090)	(1,422)
Operating profit (loss)	(1,993)	(2,502)	765	281	(1,078)	1,981	1,515	(1,388)
Other income (expense)	(240)	21	(11)	(330)	25	(465)	(271)	(307)
Income (loss) before income taxes and minority interest	(2,232)	(2,481)	754	(49)	(1,052)	1,516	1,244	(1,695)
Minority interest	133	134	101	—	190	168	181	138
Income (loss) before income taxes	(2,099)	(2,347)	855	(49)	(862)	1,684	1,425	(1,557)
Income tax (expense) benefit	—	—	—	—	(1)	—	—	—

Net income (loss)	$(2,099)	$(2,347)	$855	$(49)	$(864)	$1,684	$1,425	$(1,557)

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

Under the date of February 3, 2006, we reported on the consolidated balance sheets of South Dakota Soybean Processors, LLC as of December 31, 2005 and 2004, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. The financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

February 3, 2006

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Charged
		(Credited) to
	Balance at	Costs and	Balance at
	Beginning of	Expenses	End of
Description	Period	Additions	Deductions	Period

Deducted from asset accounts:
Year ended December 31, 2003:
Allowance for doubtful accounts	$273,331	$—	$(3,547)	$276,878

Deducted from asset accounts:
Year ended December 31, 2004:
Allowance for doubtful accounts	$276,878	$(248,987)	$(109)	$28,000

Deducted from asset accounts:
Year ended December 31, 2005:
Allowance for doubtful accounts	$28,000	$15,157	$—	$43,157