Form 10-K/A
period 2005-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2006-05-15
CIK 1163609

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of South Dakota Soybean Processors, LLC (“we,” “us” or “our” or the “Company”) for the year ended December 31, 2005, originally filed on March 31, 2006, is being filed for the purposes of amending the Company’s financial statements for the year ended December 31, 2005 and making the corresponding changes described below.

Subsequent to our initial filing of our 10-K, we determined that the proceeds of our offering conducted in 2005 under an S-1 registration statement should be reclassified as temporary equity. As a result, we are required to amend the Balance Sheet and Statement of Members’ Equity included in the financial statements for the year ended December 31, 2005 and make corresponding revisions to related disclosures in our 10-K. This reclassification to temporary equity reflects the potential that this equity may be reduced or eliminated entirely if successful claims are made against us by investors who purchased capital units in the offering that closed May 31, 2005 as a result of the fact that the S-1 Registration Statement included the report of our former auditor whose independence we later determined was compromised. Therefore, the registration statement did not meet the requirements of federal securities laws. We are also amending Notes 1, 16 and 17 of Item 8 of our financial statements to reflect the circumstances leading to and effects of this reclassification.

Changes also have been made to the following items in this amendment as a result of the reclassification.

Part I

•Item 1A, Risk Factors, “Legal, Regulatory, Tax, and Debt Risks”.

Part II

•Item 6, Selected Financial Data.

•Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•Item 8, Financial Statements and Supplementary Data.

For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K in its entirety. However, this Form 10-K/A only amends the items specifically described above under Items 1A, 6, 7 and 8. No other information in the original Form 10-K is amended. In addition, pursuant to the rules of the SEC, the original Form 10-K has been amended to contain currently dated certifications from the our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment does not reflect events that have occurred after March 31, 2006, the date the Annual Report on Form 10-K was originally filed. Information with respect to those events will be set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

The detection and spread of the Avian Flu virus into the United States could adversely affect our sales of soybean meal. The spread of the Avian Flu virus, otherwise known as the “bird flu virus,” has adversely affected the poultry industries globally, particularly in parts of Asia, the Middle East and Europe. In effort to combat the virus, several countries have exterminated large quantities of poultry, including chicken, ducks and other kinds of fowl. Moreover, because of this virus, the demand for poultry in these areas in terms of human consumption has declined. While the virus has yet to be detected in the United States, many experts predict the virus will be detected inevitably. If this were to occur, the supply and demand for poultry may decline in the United States. Because soybean meal is a feed product for poultry, especially chickens, any significant decline in the supply and demand for poultry in the United States could adversely affect the demand for soybean meal.  Accordingly, our sales of soybean meal and financial operations could be adversely affected by the detection and spread of this virus in the United States.

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

Legal, Regulatory, Tax, and Debt Risks

We could be subject to potential claims from investors in the future as a result of our public offering in 2005 and based on the requirements of federal securities laws. On May 31, 2005, we closed a public offering, raising approximately $4.5 million in proceeds from existing and new investors. On June 7, 2005, we received notification from the SEC that our filings were under review.  During the course of the review, the SEC raised questions about the lack of independence of the audit firm, Eide Bailly LLP, with respect to the audit of our financial statements for the year ended December 31, 2003. Management subsequently determined that the independence of Eide Bailly LLP for that period had been compromised. We had the 2003 financial statements reaudited and received an unqualified opinion; however, the original Eide Bailly LLP audit report was included in our prospectus for the 2005 public offering. As a result, our prospectus did not meet the requirements of federal securities laws. While the financial statements for these filings, as amended, now comply with the law, we still could be subject to certain claims from investors who purchased capital units in the 2005 public offering. If claims are made against us based on this matter and the number and amount of such claims reaches a significant percentage of the proceeds raised in the offering, but we are not successful in settling or litigating such claims, the cost of settlement or damages may have an adverse effect on our profitability and cash flow.

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

Item 6. Selected Financial Data.

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

	2005	2004	2003	2002	2001

Bushels Processed	28,003,640	26,823,093	28,384,272	27,963,507	26,924,542

Statement of Operations Data:
Revenues:
Net Sales	$210,370,966	$238,211,056	$207,256,575	$159,488,645	$148,258,146
Patronage Income	193,413	153,961	97,975	36,801	1,460,386
CBOT Storage Income	—	58,769	1,416,333	1,867,769	1,629,420
Agent Fee Income	—	—	—	258,988	463,896
Grant Income	201,195	33,022	—	—	—
Management Fees & Misc.	445,881	162,270	1,245,205	1,286,340	—
Total Revenues	211,211,455	238,619,078	210,269,710	162,938,543	151,811,848
Costs & Expenses:
Cost of goods sold	209,992,802	232,703,866	203,022,360	152,583,964	141,359,124
Marketing & Admin Expense	3,826,823	4,476,511	3,639,442	2,679,633	2,234,248
Interest Expense	1,400,403	1,425,849	802,178	542,220	483,223
Income Tax Expense (Benefit)	—	1,032	(131,474)	520,000	—
Minority Interest in Loss of Subsidiary	(368,403)	(676,792)	(457,620)	—	—
Net Income	$(3,640,170)	$688,612	$3,394,824	$6,612,726	$7,735,253

Weighted Average Capital Units Outstanding(1)	29,758,885	28,250,139	28,258,500	28,258,500	28,258,500
Net Income per Capital Unit	$(0.122)	$0.024	$0.120	$0.235	$0.275
Balance Sheet Data:
Working Capital	$5,599,709	$(2,865,135)	$9,499,231	$5,363,332	$4,212,055
Net Property, Plant & Equipment	27,756,941	30,130,219	31,825,619	33,761,185	31,892,837
Total Assets	73,630,296	72,499,888	81,617,064	70,284,896	58,680,968
Long-Term Obligations	14,712,635	9,115,496	17,664,442	10,234,523	8,346,078
Temporary Equity	4,286,094	—	—	—	—
Members’ Equity	28,482,403	32,122,573	34,730,590	33,875,593	32,779,725
Other Data:
Capital Expenditures	$600,739	$1,209,852	$1,016,849	$4,645,020	$2,718,740

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

Potential Legal Claims due to Our Public Offering in 2005

We could be subject to claims from investors in the future as a result of our public offering in 2005 and based on the requirements of federal securities laws. On May 31, 2005, we closed a public offering of capital units, raising approximately $4.5 million in proceeds from existing and new investors. On June 7, 2005, we received notification from the SEC that our filings were under review. During the course of the review, the SEC requested additional information about our change in auditors for the audit of our financial statements for the year ended December 31, 2004 as disclosed in the our Form 8-K filing dated

January 18, 2005. After considering such information, we determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of our financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited. As a result, in the latter part of 2005 our Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, we solicited investors through a Form S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003. Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in our periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against us relating to the inclusion in the offering materials of the original audit opinion letter. We therefore have classified the proceeds from this offering as temporary member’s equity. If claims are indeed made against us and the aggregate amount of such claims reaches a significant percentage of the total proceeds raised in the offering, but we are unable to dismiss or settle the claims in our favor, it may have an adverse effect on our business. Our ability to invest in our operations, for instance, including our planned capital expenditures in 2006, could be reduced significantly as we anticipate financing any claims from cash flow from operations.

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

Item 9A.         Controls and Procedures.

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

Item 9B.         Other Information.

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

Daniel Potter 31012 County Highway 6 Redwood Falls, MN	74	1995	2006	Daniel has been a farmer for the past 54 years and is a 50% owner of Potterosa Farms, Inc. He belongs to the Redwood County Cattlemen’s Association, and the National

56283				Cattlemen’s Association. He is also a supervisor of the Redwood Soil and Water Conservation District and chairs the Administrative Council of the New Avon United Methodist Church.

Steven C. Preszler 28708 433rd Ave. Menno, SD 57045	47	2005	2007

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

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year Ended	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/ SARs (#)	LTIP Payouts	All Other Compensation
		($)	($)	($)	($)		($)	($)

Rodney G. Christianson	2005	266,667	3,536	4,590	—	—	—	4,531
Chief Executive Officer	2004	245,833	20,894	4,590	—	—	—	4,196
	2003	200,000	36,190	3,855	—	—	—	3,855

Thomas J. Kersting	2005	130,000	350	—	—	—	—	3,002
Commercial Manager	2004	110,750	14,200	—	—	—	—	2,780
	2003	103,792	12,500	—	—	—	—	13,299

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

Part IV

Item 15.         Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)(1)       Financial Statements and Schedules — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2005 included herein.

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Date:	May 15, 2006	/s/ Rodney Christianson
Rodney G. Christianson Chief Executive Officer

Date:	May 15, 2006	/s/ James Seurer
James A. Seurer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Date:	May 15, 2006	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2006	/s/ James Seurer
James A. Seurer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 15, 2006	/s/ Paul Barthel
Paul Barthel, Manager

Date:	May 15, 2006	/s/ Dean Christopherson
Dean Christopherson,
Manager

Date:	May 15, 2006	/s/ David Driessen
David Driessen, Manager

Date:	May 15, 2006	/s/ Wayne Enger
Wayne Enger, Manager

Date:	May 15, 2006	/s/ Ronald Gorder
Ronald J. Gorder, Manager

Date:	May 15, 2006	/s/ Ryan Hill
Ryan J. Hill, Manager

Date:	May 15, 2006	/s/ Kent Howell
Kent Howell, Manager

Date:	May 15, 2006	/s/ Jerome Jerzak
Jerome L. Jerzak, Manager

Date:	May 15, 2006	/s/ Peter Kontz
Peter Kontz, Manager

Date:	May 15, 2006	/s/ Laron Krause
Laron Krause, Manager

Date:	May 15, 2006	/s/ Bryce Loomis
Bryce Loomis, Manager

Date:	May 15, 2006	/s/ Dale Murphy
Dale F. Murphy, Manager

Date:	May 15, 2006	/s/ Robert Nelsen
Robert Nelsen, Manager

Date:	May 15, 2006	/s/ Daniel Potter
Daniel Potter, Manager

Date:	May 15, 2006	/s/ Steven Preszler
Steven C. Preszler, Manager

Date:	May 15, 2006	/s/ Greg Schmieding
Greg Schmieding, Manager

Date:	May 15, 2006	/s/ Corey Schnabel
Corey Schnabel, Manager

Date:	May 15, 2006	/s/ Rodney Skalbeck
Rodney Skalbeck, Manager

Date:	May 15, 2006	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Date:	May 15, 2006	/s/ Anthony VanUden
Anthony VanUden, Manager

Date:	May 15, 2006	/s/ Ardon Wek
Ardon Wek, Manager

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated		Exhibit 3.1(ii) to the Registrant’s Form 10-K filed on April 15, 2005.

3.1(iii)	Articles of Amendment to Articles of Organization		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002

4.1	Form of Class A Unit Certificate		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995		Exhibit 10.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.2	Master Loan Agreement with CoBank dated June 17, 2004.		Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.3	Revolving Term Loan Supplement with CoBank dated June 17, 2004		Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.4	Statused Revolving Credit Supplement with CoBank dated June 17, 2004		Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.5	Urethane Soy Systems Company, Inc. Stock Purchase Agreement dated May 30, 2000		Exhibit 10.5 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.6	Vegetable Oil Supply Agreement with Urethane Soy Systems Company, Inc. dated August 2, 1999 and January 10, 2001	Exhibit 10.6 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.7	MnSP Services and Management Agreement dated August 25, 2000	Exhibit 10.7 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.8	Soybean Oil Supply Agreement and Equipment Purchase Agreement with ACH Food Company, Inc. dated January 15, 2002*	Exhibit 10.8 to the Registrant’s Form S-4 filed with the Commission on May 10, 2002 (File No. 333-75804)

10.9	Railcar Leasing Agreement with General Electric dated May 14, 1996	Exhibit 10.9 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.10	Track Lease Agreement with DM&E Railroad dated October 15, 1996	Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.11	Land Option Agreement with Howell Farms dated September 8, 1994 and September 13, 2001	Exhibit 10.11 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.12	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002	Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.13	Stock Purchase Agreement with Urethane Soy Systems, Co. and certain shareholders	Exhibit 10.16 to the Registrant’s Form 8-K filed with the Commission on January 14, 2003

10.14	Rodney Christianson Employment Agreement dated February 1, 2004	Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004

10.15	First Amended and Restated Deferred Compensation Plan for the benefit of Rodney Christianson, dated February 1, 2004	Exhibit 10.15 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004

10.16	Thomas Kersting Employment Agreement dated May 20, 1996	Exhibit 10.18 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003

10.17	Deferred Compensation Plan for the benefit of Thomas Kersting, dated February 13, 2001	Exhibit 10.20 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003

10.18	Polyoil Consulting Services Agreement with Larry Mahlum dated January 1, 2000		Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003

10.19	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004

10.20	Security Agreement with CoBank dated June 17, 2004		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.21	Master Loan Agreement with CoBank, dated October 6, 2005		Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

10.22	Revolving Term Loan Supplement with CoBank dated October 6, 2005		Exhibit 10.22 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

10.23	Statused Revolving Credit Supplement with CoBank dated October 6, 2005		Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

14.1	Code of Ethics		Exhibit 14.1 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

16.1	Letter re: change in certifying accountant		Exhibit 16.1 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

21.1	Subsidiaries of the Company		Exhibit 21.1 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certifications	X

32.1	Section 1350 Certifications	X

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

/s/ Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

February 3, 2006, except as to Notes 1, 16 and 17 which date is May 12, 2006

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (continued)

DECEMBER 31, 2005 AND 2004

	2005	2004
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$670,504	$3,411,975
Current maturities of long-term debt	1,212,768	1,216,438
Accounts payable	687,224	928,858
Accrued commodity purchases	21,535,434	23,640,446
Accrued expenses	1,943,483	1,646,228
Accrued interest	99,751	49,471
Total current liabilities	26,149,164	30,893,416

LONG-TERM LIABILITIES
Long-term debt, less current maturities	14,583,563	8,986,151
Deferred compensation	129,072	129,345
Total long-term liabilities	14,712,635	9,115,496

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	—	368,403

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $209,656 and $0 at December 31, 2005 and 2004, respectively, consisting of 2,190,500 Class A capital units	4,286,094	—

MEMBERS’ EQUITY
Class A Units, no par value 30,419,000 and 28,228,500 units issued and outstanding at December 31, 2005 and 2004, respectively	28,482,403	32,122,573

Total liabilities, mezzanine equity and members’ equity	$73,630,296	$72,499,888

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Class A Units
	Units	Amount

BALANCE, JANUARY 1, 2003	28,258,500	$33,875,593

Net income	—	3,394,824

Distributions to members	—	(2,539,827)

BALANCE, DECEMBER 31, 2003	28,258,500	34,730,590

Net income	—	688,612

Liquidation of members’ equity	(30,000)	(6,000)

Distributions to members	—	(3,290,629)

BALANCE, DECEMBER 31, 2004	28,228,500	32,122,573

Net income (loss)	—	(3,640,170)

Proceeds from issuance of new capital units	2,190,500	—

BALANCE, DECEMBER 31, 2005	30,419,000	$28,482,403

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2005	2004	2003

Cash paid during the year for:
Interest	$1,350,123	$1,426,694	$936,902

Income taxes	—	2,032	(131,474)

Non-cash investing and financing activities:
Equity investment acquired from exchange of building	—	2,322,561	—

Subscriptions receivable	209,656	—	—

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the Company’s initial filing of our Form 10-K, management determined that the proceeds of the offering conducted in 2005 under an S-1 registration statement should be reclassified as temporary equity. As a result, the Company is required to amend the Balance Sheet and Statement of Members’ Equity included in the financial statements for the year ended December 31, 2005 and make corresponding revisions to related disclosures in our Form 10-K. This reclassification to temporary equity reflects the potential that this equity may be reduced or eliminated entirely if successful claims are made against the Company by investors who purchased capital units in the offering that closed May 31, 2005 as a result of the fact that the Form S-1 Registration Statement included the report of the Company’s former auditor whose independence management later determined was compromised. Therefore, the registration statement did not meet the requirements of federal securities laws. The Company is also amending Note 17 of Item 8 of the Company’s financial statements to reflect the circumstances leading to this reclassification.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2005), Share-Based Payment, (“SFAS No. 123(revised)”) which amends FASB Statement Nos. 123 and 95. SFAS No. 123(revised) requires all companies to measure compensation cost for all share-based payments, including employee stock options, at fair value and is effective for public companies that file as small business issuers for interim or annual periods beginning after December 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

(continued on next page)

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

Summarized financial information of MnSP as of December 31, 2005 and 2004 and for the years then ended is as follows (unaudited):

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

The Board of Directors approved a Form S-1 registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering. The maximum offering under the statement was $11,250,000. During 2005, the Company sold 2,190,500 member units for a total of $4,495,750, which is accounted for as temporary equity as described in Note 1. The offering allowed the

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investor to initially pay 50% and sign a note payable to the Company for the remaining portion. At December 31, 2005, the Company had subscriptions receivable of $209,656, which is accounted for as a deduction from temporary equity until collected.

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

On June 9, 2003, USSC was served with notice that it had been named as a defendant in a breach of contract suit filed in circuit court of Cook County, Illinois. The plaintiff, William Blair & Co., LLC, claims that it is entitled to a commission on the Company’s purchase of USSC’s stock in 2003 based on a broker agreement between USSC and William Blair. In the broker agreement dated October 15, 2001, USSC retained William Blair to render investment banking services in connection with a potential private placement or sale by USSC. William Blair’s claim for damages against USSC is for $684,000, but USSC strongly denies that William Blain is entitled to such damages. The matter is scheduled for trial in circuit court of Cook County, Illinois in January 2007.

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s Form 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of our financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited. As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or members’ equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through a Form S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003. Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of December 31, 2005, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5, “Accounting for Contingencies.” Management believes that any liability it may incur would not have a material adverse effect on its financial condition or its results of operations. Due to the circumstances described above, the Company has recorded the net proceeds received to date as temporary equity in the accompanying consolidated balance sheet.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

February 3, 2006

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

FINANCIAL STATEMENT SCHEDULE

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