Form 10-Q
period 2006-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2006-05-15
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 15, 2006, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

2

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of March 31, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2006 and March 31, 2005, respectively. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks, LLP

May 15, 2006

Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,785,739	$75,556
Trade accounts receivable, less allowance for uncollectible accounts of $43,000	14,433,888	21,618,746
Inventories	7,968,907	8,939,662
Margin deposits	1,100,462	546,054
Prepaid expenses	471,819	568,855
Total current assets	33,760,815	31,748,873

PROPERTY AND EQUIPMENT	52,086,772	51,965,792
Less accumulated depreciation	(24,972,842)	(24,208,851)
Total property and equipment, net	27,113,930	27,756,941

OTHER ASSETS
Investments in cooperatives	4,267,749	4,193,673
Equity investment in unconsolidated affiliate	2,691,937	2,799,536
Notes receivable - members	481,710	481,710
Patents, net	6,536,346	6,634,908
Other, net	14,890	14,655
Total other assets	13,992,632	14,124,482

Total assets	$74,867,377	$73,630,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS – continued

	March 31,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$—	$670,504
Current maturities of long-term debt	1,163,701	1,212,768
Note payable - seasonal loan	2,500	—
Accounts payable	721,411	687,224
Accrued commodity purchases	25,168,027	21,535,434
Accrued expenses	1,339,931	1,943,483
Accrued interest	35,905	99,751
Total current liabilities	28,431,475	26,149,164

LONG-TERM LIABILITIES
Long-term debt, less current maturities	13,247,284	14,583,563
Deferred compensation	121,034	129,072
Total long-term liabilities	13,368,318	14,712,635

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	—	—

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $219,705 and $209,656 as of March 31, 2006 and December 31, 2005, respectively, consisting of 2,190,500 Class A units (Note 4)	4,276,045	4,286,094

MEMBERS’ EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding	28,791,539	28,482,403

Total liabilities and members’ equity	$74,867,377	$73,630,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

	March 31,	March 31,
	2006	2005

NET REVENUES	$62,835,648	$46,151,560

COST OF REVENUES
Cost of product sold	52,109,566	37,685,424
Production	4,273,717	3,963,398
Freight and rail	5,267,274	5,333,591
Brokerage fees	65,260	58,251
Total cost of revenues	61,715,817	47,040,664

GROSS PROFIT (LOSS)	1,119,831	(889,104)

OPERATING EXPENSES
Administration	867,562	1,103,619
OPERATING PROFIT (LOSS)	252,269	(1,992,723)

OTHER INCOME (EXPENSE)
Interest expense	(355,272)	(361,339)
Other non-operating income	263,986	121,643
Patronage dividend income	148,153	—
Total other income (expense)	56,867	(239,696)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	309,136	(2,232,419)

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	—	133,325

INCOME (LOSS) BEFORE INCOME TAXES	309,136	(2,099,094)

INCOME TAX EXPENSE (BENEFIT)	—	—

NET INCOME (LOSS)	$309,136	$(2,099,094)

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$0.01	$(0.07)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	30,419,000	28,250,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2006 AND 2005

	March 31,	March 31,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$309,136	$(2,099,094)
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	871,783	831,281
Minority interest in net loss of subsidiary	—	(133,325)
Loss on sale of fixed assets	—	6,081
Loss on equity method investments	107,599	—
Non-cash patronage dividends	(74,076)	—
Change in current assets and liabilities	10,689,585	3,913,927
NET CASH PROVIDED BY OPERATING ACTIVITIES	11,904,027	2,518,870

INVESTING ACTIVITIES
Patent costs	(9,465)	(39,611)
Purchase of property and equipment	(120,980)	(126,914)
NET CASH (USED FOR) INVESTING ACTIVITIES	(130,445)	(166,525)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	(670,504)	(979,685)
Net proceeds from seasonal borrowings	2,500	—
Proceeds from issuance of member units	(10,049)	212,500
Principal payments on long-term debt	(1,385,346)	(1,411,853)
NET CASH (USED FOR) FINANCING ACTIVITIES	(2,063,399)	(2,179,038)

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,710,183	173,307

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,556	11,423

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,785,739	$184,730

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$419,118	$371,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements of and for the periods ended March 31, 2006 and 2005 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company” or “LLC”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2005 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. The effects of all intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2006.

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

NOTE 2 -    INVENTORIES

	March 31,	December 31,
	2006	2005

Finished goods	$3,063,597	$1,551,879
Raw materials	4,853,824	7,336,386
Supplies & miscellaneous	51,486	51,397

Totals	$7,968,907	$8,939,662

NOTE 3 -    NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires September 1, 2006. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $15,200,000. Interest accrues at a variable rate (7.45% at March 31, 2006). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of accrued commodity purchases. There were advances outstanding of $2,500 and $0 at March 31, 2006 and December 31, 2005, respectively.

The Company is in violation of one of its loan covenants with CoBank as of March 31, 2006, but CoBank has agreed to waive the requirement. The loan covenant requires the Company to maintain a minimum working capital of $6.0 million. At March 31, 2006, working capital was approximately $5.3 million.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -    CONTINGENCIES

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

On June 9, 2003, USSC was served with notice that it had been named as a defendant in a breach of contract suit filed in circuit court of Cook County, Illinois. The plaintiff, William Blair & Co., LLC, claims that it is entitled to a commission on the Company’s purchase of USSC’s stock in 2003 based on a broker agreement between USSC and William Blair. In the broker agreement dated October 15, 2001, USSC retained William Blair to render investment banking services in connection with a potential private placement or sale by USSC. William Blair’s claim for damages against USSC is for $684,000, but USSC strongly denies that William Blain is entitled to such damages. The matter is scheduled for trial in circuit court of Cook County, Illinois on January 8, 2007.

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s Form 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited. As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through a Form S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003. Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of December 31, 2005 and March 31, 2006, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5, “Accounting For Contingencies.” Management believes that any liability it may incur would not have a material adverse effect on the Company’s financial condition or its results of operations. Due to the circumstances described above, the Company has recorded the net proceeds received to date as temporary equity in the accompanying condensed consolidated balance sheet.

Item 2.  Management’s Discussion and Analysis of Results of Operations

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three month period ended March 31, 2006, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10K for the year ended December 31, 2005.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2005.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview

We generated a gross profit of $1.1 million for the first quarter of 2006 compared to a loss of $(0.9) million for the same period in 2005, an improvement of $2 million or $0.29 per bushel processed. We attribute the improved margins to an improved and more stable local soybean market, as the soybean basis paid and soybean meal basis sold relationship returned to historical averages. Higher energy prices, however, lowered our operating profit. In the first quarter of 2006, energy costs were $300,000 higher than the same period of 2005.

We view the soybean oil component of the 2006 U.S. soybean crushing margin to be an element that will influence our future strategy. The growing biodiesel industry and high petroleum prices have kept the Chicago Board Trade (CBOT) soybean oil contract values high relative to soybeans and soybean meal. The current soybean oil crush margin has increased to 42% versus a long-term average of 36%. At the same time, the U.S. soybean oil supply is growing due to a stagnant demand for domestic soybean oil caused by the new labeling requirements for trans fat, which began in January 2006, and the higher oil content of the 2005 U.S. soybean crop. In the first quarter of 2006, these market drivers allowed us to arbitrage 67 million pounds of soybean oil and to register soybean oil warehouse receipts at the CBOT.

Furthermore, we continue to make progress towards achieving our long-term objectives to deliver high quality products and services at the lowest possible cost and to add value by investing in the development of new applications for our products in the plastics and energy fields. During 2006 we will continue to expend capital to fund the operations of Urethane Soy Systems Company, Inc. (“USSC”), our majority-owned subsidiary which produces Soyol™, a bio-based polyurethane product made from soybean oil. We also are planning to enter the biodiesel business for the first time. In April 2006, we formed a new venture with Transocean Holdings PTY, Ltd (Transocean) of Sydney, Australia. The new venture is called High Plains Biofuels, Inc., a company that will own and operate a 40 million gallon biodiesel refinery adjacent to our soybean processing facility. We will provide to High Plains all of the project, administrative and operational management services as well as supply soybean oil from our soybean processing facilities. Transocean will provide the initial capital funding for the project as well as act as lead manager and coordinator for all future debt and equity funding

Company Profile

We own and operate a soybean processing plant, a soybean oil refinery, and a Soyol™ production facility in Volga, South Dakota. We were originally organized as a South Dakota cooperative and reorganized into a South Dakota limited-liability company on July 1, 2002. We began producing crude soybean oil and soybean meal in late 1996, and since then we have expanded our business to include the development of new product lines and management services. In 2000, we began providing management services to Minnesota Soybean Processors (MnSP) and obtained a minority interest in MnSP in 2004. In 2002, we began refining crude soybean oil into a product known as refined and bleached oil, and in early 2003, we became the majority owner and assumed management control of USSC.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2006 and 2005

	Quarter Ended March 31, 2006		Quarter Ended March 31, 2005
		% of		% of
	$	Revenue	$	Revenue

Revenue	$62,835,648	100.0	$46,151,560	100.0
Cost of revenues	(61,715,817)	(98.2)	(47,040,664)	(101.9)
Operating expenses	(867,562)	(1.4)	(1,103,619)	(2.4)
Other income (expense)	56,867	0.1	(239,696)	(0.5)
Minority interest	—		133,325	0.3

Net income (loss)	$309,136	0.5	$(2,099,094)	(4.5)

Revenue – Revenue increased $16.7 million, or 36.2%, from the first quarter of 2005 compared to the first quarter of 2006. The increase in revenues was primarily a result of an increased sales volume of crude soybean oil. During the first quarter of 2006, we registered warehouse receipts for approximately 72.8 million pounds of crude soybean oil with the Chicago Board of Trade, increasing sales by approximately $16.6 million. The increase in volume of crude soybean oil was slightly offset by a reduced sales volume of refined and bleached soybean oil (7.0%) and soybean meal (4.3%).

Gross Profit/Loss – During the first quarter of 2006, we generated a gross profit of $1.1 million, compared to a gross loss of $0.9 million in the first quarter of 2005. While revenues increased by $16.7 million, cost of revenues increased by only $14.7 million. The $2.0 million increase in gross profit was attributed to an improved and more stable local soybean market. During the first quarter of 2005, local farmers were reluctant to sell their soybeans when soybean prices decreased from over $8 per bushel to less than $6 per bushel; thus, the local basis adjustment we paid for soybeans increased. During the first quarter of 2006, however, the local basis adjustment decreased and returned to historical averages, thus increasing our gross profit. This increase in gross profit was offset by a $0.3 million increase in energy costs in the first quarter of 2006 compared to the same period in 2005. The increase in energy costs was principally due to an increase in natural gas costs.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $0.2 million, or 21%, for the first quarter of 2006 compared to the same period in 2005. This decrease was the result of lower general and administrative expenses in USSC following a restructuring of USSC’s staff and narrowing of market focus in July 2005.

Interest Expense – Interest expense had a minimal decrease of $6,000, or 1.7%, for the first quarter of 2006 compared to the same period in 2005. At March 31, 2006, we had outstanding debt of $14.4 million, most of which consists of our senior debt which bore interest at an annual rate of 7.45% interest. At March 31, 2005, we had outstanding debt of $8.8 million, most of which consists of our senior debt which bore interest at an annual rate of 5.41%.

Net Income/Loss – We recorded a net income of $0.3 million for the first quarter of 2006, compared to net loss of $2.1 million for the same period in 2005. The increase of $2.4 million was primarily attributable to an increase in gross margin on products sold as a result of the improved local soybean market.

LIQUIDITY AND CAPITAL RESOURCES

	2006	2005

Net cash provided by (used for) operating activities	$11,904,027	$2,518,870
Net cash (used for) investing activities	(130,445)	(166,525)
Net cash (used for) financing activities	(2,063,399)	(2,179,038)

Cash Flows from Operations

The increase in cash flow from operating activities between the first quarter in 2006 and the same period in 2005 was primarily attributed to an increase in net income and an increase in working capital components. The increase in net income resulted from an improved local soybean market. The increase in working capital components was due to decreases in accounts receivable and inventories, along with an increase in accrued commodity purchases. Accounts receivable decreased by $7.2 million in the first quarter of 2006 mostly due to receiving payment for warehouse receipts that we registered with the Chicago Board of Trade in late December 2005. The $1.0 million decrease in inventory was primarily attributed to a decrease in soybeans stored in our tanks. Accrued commodity purchases increased because producers delivered an increased quantity of soybeans under our price-later program during the first quarter of 2006. All of these increases to net cash flow from operating activities were slightly offset by an increase in margin deposits.

Cash Flows from Investing Activity

The small decrease in cash used for investing activities between the first quarters of 2006 and 2005 was mainly due to a decrease in the amount spent on costs associated with registering patents, as the amount spent on property and equipment during the quarters ending March 31, 2006 and 2005 was approximately the same. In late May 2006, we will be required to make a unit retain investment in MnSP of $420,120, as MnSP recently voted to require shareholders to invest $0.30 per share of Class A preferred stock.

Cash Flows from Financing Activity

The decrease in net cash used for financing activities in the first quarter ended March 31, 2006, compared to the same quarter in 2005 was due to a reduction in the change in the excess of outstanding checks over bank balance. During the first quarter of 2006, we decreased this cash float by $0.7 million, compared to $1.0 million reduction in the same period in 2005. This decrease in net cash used for financing activities was slightly offset by a $0.2 million decrease in proceeds from issuance of member units. During March 2005, we initiated a public offering to raise capital, and as of March 31, 2005, we had sold 106,250 member units for a total of $212,500.

We anticipate through the end of the year having sufficient cash flows from operating activities and our revolving debt to fund working capital and to cover operating and administrative expenses, capital expenditures, and debt service obligations, although any significant legal claims resulting from our 2005 public offering (see below) could reduce our ability to fund our growth.

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

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets. In addition, both loans are subject to compliance with standard financial covenants and the maintenance of certain financial ratios, including but not limited to, a fixed debt service coverage ratio of not less than 1.2:1.00 and a minimum working capital of not less than $6 million including the amount available and outstanding balance on the revolving long-term loan. During the first quarter ended March 31, 2006, we were not in compliance with the working capital covenant but CoBank agreed to waive non-compliance. The balance borrowed on the revolving term loan was $13.2 million and $6.6 million as of March 31, 2006 and 2005, respectively. There were advances outstanding on the working capital loan at March 31, 2006 and 2005 of $2,500 and $0, respectively. The annual interest rate on both the working capital and revolving term loans as of March 31, 2006 was 7.45%.

We also have other long-term contracts and notes totaling approximately $1.2 million, with a weighted average annual interest rate of 3.6% as of March 31, 2006. These arrangements include a no interest $840,000 long-term payable to the other USSC shareholders relating to our purchase of their tendered USSC shares. The obligation is secured by the purchased shares, with the final annual payment due on October 31, 2006. Our highest interest obligation during 2006 was related to a $250,000 loan held by USSC at 15% per annum, which became due February 13, 2005.  We made principal payments of $85,000 and $34,000 on these additional long-term obligations during the three months ended March 31, 2006 and 2005, respectively.

Capital Raising and Potential Legal Claims

During the year ended December 31, 2005, we conducted a registered public offering to sell up to 5,625,000 new capital units. The offering was made available initially only to our existing members at a price of $2.00 per unit until April 11, 2005, and then was made available to the general public at a price of $2.50 per unit. When the offering expired on May 31, 2005, we had sold 2,190,500 capital units for a total of $4,495,750 in proceeds.

As a result of this offering, we could be subject to certain claims from investors. On June 7, 2005, we received notification from the SEC that our filings were under review. During the course of the review, the SEC requested additional information about our change in auditors for the audit of our financial statements for the year ended December 31, 2004 as disclosed in the Company’s Form 8-K filing dated January 18, 2005. After considering such information, we determined that the independence of our former audit firm, Eide Bailly LLP, with respect to its audit of our financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited. This audit was included in our prospectus for the 2005 public offering. While our financial statements for the applicable filings, as amended, now comply with the independent audit requirements of applicable securities laws, we still could be subject to certain claims from investors who purchased capital units in the public offering because Eide Bailly’s independence was compromised. It is uncertain, however, whether any claims will be made against us or the nature and amount of such claims. If claims are indeed made and the aggregate amount of such claims reaches a significant percentage of the total proceeds raised in the offering, yet we are unable to dismiss or settle the claims in our favor, it may have an adverse effect on our business. Our ability to invest in or expand our operations, for instance, could be reduced significantly, including our planned capital expenditures for 2006.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $515,000 and $513,000 for the three-month periods ending March 31, 2006 and 2005, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $511,000 and $520,000 for the three-month periods ending March 31, 2006 and 2005, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $29,000 and $28,000 for the three-month periods ending March 31, 2006 and 2005, respectively. Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: May 15, 2006
	By	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX

TO

FORM 10-Q

OF

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Heads of Agreement dated April 28, 2006
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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