Form 10-K/A
period 2005-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2006-05-30
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of South Dakota Soybean Processors, LLC (“we,” “us” or “our” or the “Company”) for the year ended December 31, 2005, originally filed on March 31, 2006 and as an amendment on May 15, 2006 (“Amendment No. 1”), is being filed for the purposes of restating the Company’s financial statements for the year ended December 31, 2005 and making the corresponding changes described below.

Subsequent to our initial filing of our Form 10-K and Amendment No. 1, we determined that the financial statements for the year ended December 31, 2005 should be restated with respect to our Balance Sheet and Statement of Members’ Equity. A portion of Members’ Equity is required to be restated as Temporary Equity because our offering conducted in 2005 under a Form S-1 registration statement did not conform to federal securities laws. In the offering, the Form S-1 Registration Statement included a report of our former auditor whose independence we later determined was compromised. The presentation of the proceeds from this offering as Temporary Equity reflects the potential that such equity may be reduced or eliminated entirely if successful claims are made against us by investors who purchased capital units in the offering. We did not correctly characterize Amendment No. 1 as a restatement, instead characterizing the amendment as merely a reclassification of Members’ Equity.

As a result, this Amendment No. 2 restates the Balance Sheet and Statement of Members’ Equity included in the financial statements for the year ended December 31, 2005 and makes corresponding revisions to related disclosures in our 10-K. Revisions have been made to Item 8, Financial Statements and Supplementary Data, and Note 1 of our financial statements to reflect the circumstances leading to and effects of this restatement.

For the convenience of the reader, this Form 10-K/A sets forth the original Form 10-K and changes made on Amendment No. 1 in its entirety. However, this Form 10-K/A only amends the items specifically described above under Item 8. No other information in the original Form 10-K is amended. In addition, pursuant to the rules of the SEC, the original Form 10-K has been amended to contain currently dated certifications from the our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment does not reflect events that have occurred after March 31, 2006, the date the Annual Report on Form 10-K was originally filed. Information with respect to those events is set forth, as appropriate, in our subsequent periodic filings, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Part I

CAUTIONARY STATEMENT REGARDING

FORWARD-LOOKING INFORMATION

This information in this annual report on Form 10-K/A for the year ended December 31, 2005, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the business and operations of South Dakota Soybean Processors and our affiliates. In addition, we and our representatives and agents may from time to time make other written or oral forward-looking statements, including statements contained in our filings with the Securities and Exchange Commission and our reports to members and security holders. Words and phrases such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions identify forward-looking statements. We wish to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made.

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

As part of a Compliance Plan with the South Dakota Departments of Environment and Natural Resources, we have a zero process discharge system and are currently in compliance with our surface water discharge permits. We are also obligated to provide ongoing compliance reports to the Department of Environment and Natural Resources.We maintain a spill prevention plan that contains the necessary procedures to minimize spill events and provide emergency notification, if necessary. It also contains the required information pertaining to spill containment procedures in the event a spill does occur, and the proper spill clean-up procedures. The plan places us in compliance with the provision of 40 CFR, Part 112, of the Federal Regulations on oil pollution prevention, and the provisions of SARA, Superfund Amendments and Reauthorization Act, 1986. It also addresses all known potentially polluting materials at our plant. At this time, we do not generate any known hazardous wastes at our plant.

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

Net Income/Loss – We recorded net income of $689,000 for the year ended December 31, 2004, compared to net income of $3.4 million in 2003. The decrease of $2.7 million in net income was primarily attributable to a decrease in other non-operating income and an increase in administrative expenses incurred in connection with the management and operation of USSC, offset by an increase in revenue as a result of higher soybean meal and soybean oil prices. Other non-operating income decreased by $2.7 million (91.3%) for the year ending December 31, 2004, compared to the same period in 2003. This decrease was primarily due to a decrease of $1.1 million in construction management income and a decrease of $1.5 million in soybean oil storage income

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Date:	May 30, 2006	/s/ Rodney Christianson
Rodney G. Christianson Chief Executive Officer

Date:	May 30, 2006	/s/ James Seurer
James A. Seurer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Date:	May 30, 2006	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer
(Principal Executive Officer)

Date:	May 30, 2006	/s/ James Seurer
James A. Seurer
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 30, 2006	/s/ Paul Barthel
Paul Barthel, Manager

Date:	May 30, 2006	/s/ Dean Christopherson
Dean Christopherson,
Manager

Date:	May 30, 2006	/s/ David Driessen
David Driessen, Manager

Date:	May 30, 2006	/s/ Wayne Enger
Wayne Enger, Manager

Date:	May 30, 2006	/s/ Ronald Gorder
Ronald J. Gorder, Manager

Date:	May 30, 2006	/s/ Ryan Hill
Ryan J. Hill, Manager

Date:	May 30, 2006	/s/ Kent Howell
Kent Howell, Manager

Date:	May 30, 2006	/s/ Jerome Jerzak
Jerome L. Jerzak, Manager

Date:	May 30, 2006	/s/ Peter Kontz
Peter Kontz, Manager

Date:	May 30, 2006	/s/ Laron Krause
Laron Krause, Manager

Date:	May 30, 2006	/s/ Bryce Loomis
Bryce Loomis, Manager

Date:	May 30, 2006	/s/ Dale Murphy
Dale F. Murphy, Manager

Date:	May 30, 2006	/s/ Robert Nelsen
Robert Nelsen, Manager

Date:	May 30, 2006	/s/ Daniel Potter
Daniel Potter, Manager

Date:	May 30, 2006	/s/ Steven Preszler
Steven C. Preszler, Manager

Date:	May 30, 2006	/s/ Greg Schmieding
Greg Schmieding, Manager

Date:	May 30, 2006	/s/ Corey Schnabel
Corey Schnabel, Manager

Date:	May 30, 2006	/s/ Rodney Skalbeck
Rodney Skalbeck, Manager

Date:	May 30, 2006	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Date:	May 30, 2006	/s/ Anthony VanUden
Anthony VanUden, Manager

Date:	May 30, 2006	/s/ Ardon Wek
Ardon Wek, Manager

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated	Exhibit 3.1(ii) to the Registrant’s Form 10-K filed on April 15, 2005.

3.1(iii)	Articles of Amendment to Articles of Organization	Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002

4.1	Form of Class A Unit Certificate	Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995	Exhibit 10.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.2	Master Loan Agreement with CoBank dated June 17, 2004.	Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.3	Revolving Term Loan Supplement with CoBank dated June 17, 2004	Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.4	Statused Revolving Credit Supplement with CoBank dated June 17, 2004	Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.5	Urethane Soy Systems Company, Inc. Stock Purchase Agreement dated May 30, 2000	Exhibit 10.5 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.6	Vegetable Oil Supply Agreement with Urethane Soy Systems Company, Inc. dated August 2, 1999 and January 10, 2001	Exhibit 10.6 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.7	MnSP Services and Management Agreement dated August 25, 2000	Exhibit 10.7 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.8	Soybean Oil Supply Agreement and Equipment Purchase Agreement with ACH Food Company, Inc. dated January 15, 2002*	Exhibit 10.8 to the Registrant’s Form S-4 filed with the Commission on May 10, 2002 (File No. 333-75804)

10.9	Railcar Leasing Agreement with General Electric dated May 14, 1996	Exhibit 10.9 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.10	Track Lease Agreement with DM&E Railroad dated October 15, 1996	Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.11	Land Option Agreement with Howell Farms dated September 8, 1994 and September 13, 2001	Exhibit 10.11 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.12	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002	Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.13	Stock Purchase Agreement with Urethane Soy Systems, Co. and certain shareholders		Exhibit 10.16 to the Registrant’s Form 8-K filed with the Commission on January 14, 2003

10.14	Rodney Christianson Employment Agreement dated February 1, 2004		Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004

10.15	First Amended and Restated Deferred Compensation Plan for the benefit of Rodney Christianson, dated February 1, 2004		Exhibit 10.15 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004

10.16	Thomas Kersting Employment Agreement dated May 20, 1996		Exhibit 10.18 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003

10.17	Deferred Compensation Plan for the benefit of Thomas Kersting, dated February 13, 2001		Exhibit 10.20 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003

10.18	Polyoil Consulting Services Agreement with Larry Mahlum dated January 1, 2000		Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003

10.19	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004

10.20	Security Agreement with CoBank dated June 17, 2004		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.21	Master Loan Agreement with CoBank, dated October 6, 2005		Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

10.22	Revolving Term Loan Supplement with CoBank dated October 6, 2005		Exhibit 10.22 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

10.23	Statused Revolving Credit Supplement with CoBank dated October 6, 2005		Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

14.1	Code of Ethics		Exhibit 14.1 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

16.1	Letter re: change in certifying accountant		Exhibit 16.1 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

21.1	Subsidiaries of the Company		Exhibit 21.1 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certifications	X

32.1	Section 1350 Certifications	X

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

As described in Note 1 to the consolidated financial statements, the consolidated Balance Sheet and the consolidated Statement of Members’ Equity as of and for the year ended December 31, 2005, have been restated.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

February 3, 2006, except as to Notes 1, 16 and 17 which date is May 30, 2006

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

	2005	2004
	(Restated)
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (continued)

DECEMBER 31, 2005 AND 2004

	2005	2004
	(Restated)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$670,504	$3,411,975
Current maturities of long-term debt	1,212,768	1,216,438
Accounts payable	687,224	928,858
Accrued commodity purchases	21,535,434	23,640,446
Accrued expenses	1,943,483	1,646,228
Accrued interest	99,751	49,471
Total current liabilities	26,149,164	30,893,416

LONG-TERM LIABILITIES
Long-term debt, less current maturities	14,583,563	8,986,151
Deferred compensation	129,072	129,345
Total long-term liabilities	14,712,635	9,115,496

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	—	368,403

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $209,656 and $0 at December 31, 2005 and 2004, respectively, consisting of 2,190,500 Class A capital units	4,286,094	—

MEMBERS’ EQUITY
Class A Units, no par value 30,419,000 and 28,228,500 units issued and outstanding at December 31, 2005 and 2004, respectively	28,482,403	32,122,573

Total liabilities, temporary equity and members’ equity	$73,630,296	$72,499,888

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Class A Units
	Units	Amount

BALANCE, JANUARY 1, 2003	28,258,500	$33,875,593

Net income	—	3,394,824

Distributions to members	—	(2,539,827)

BALANCE, DECEMBER 31, 2003	28,258,500	34,730,590

Net income	—	688,612

Liquidation of members’ equity	(30,000)	(6,000)

Distributions to members	—	(3,290,629)

BALANCE, DECEMBER 31, 2004	28,228,500	32,122,573

Net income (loss)	—	(3,640,170)

Proceeds from issuance of new capital units (restated)	2,190,500	—

BALANCE, DECEMBER 31, 2005 (RESTATED)	30,419,000	$28,482,403

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

Restatement of proceeds from equity offering

Subsequent to the Company’s initial filing of the Form 10-K, the accompanying financial statements for the year ended December 31, 2005 were restated with respect to the Consolidated Balance Sheet and Consolidated Statement of Members’ Equity. A portion of Members’ Equity is required to be restated as Temporary Equity because an offering conducted in 2005 under a Form S-1 registration statement did not conform to federal securities laws. In the offering, the Form S-1 Registration Statement included a report of the Company’s former auditor whose independence was later determined to be compromised. The presentation of the proceeds from this offering as Temporary Equity reflects the potential that such equity may be reduced or eliminated entirely if successful claims are made against us by investors who purchased capital units from this offering. The circumstances surrounding this matter are further disclosed in Note 17 to the accompanying financial statements.

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

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of December 31, 2005, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability it may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date as temporary equity in the accompanying consolidated balance sheet.

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