Form 10-Q
period 2006-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2006-08-14
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 14, 2006, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of (the “Company”), as of June 30, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2006 and June 30, 2005, respectively. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Gordon, Hughes & Banks, LLP

August 9, 2006
Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,827,624	$75,556
Trade accounts receivable, less allowance for uncollectible accounts of $43,000	17,336,881	21,618,746
Inventories	8,891,236	8,939,662
Margin deposits	873,011	546,054
Prepaid expenses	403,192	568,855
Total current assets	35,331,944	31,748,873

PROPERTY AND EQUIPMENT	52,224,493	51,965,792
Less accumulated depreciation	(25,736,024)	(24,208,851)
Total property and equipment, net	26,488,469	27,756,941

OTHER ASSETS
Investments in cooperatives	4,267,749	4,193,673
Equity investment in unconsolidated affiliate	3,314,871	2,799,536
Notes receivable - members	481,710	481,710
Patents, net	6,455,988	6,634,908
Other, net	13,956	14,655
Total other assets	14,534,274	14,124,482

Total assets	$76,354,687	$73,630,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS – continued

	June 30,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$2,016	$670,504
Current maturities of long-term debt	1,129,363	1,212,768
Accounts payable	396,033	687,224
Accrued commodity purchases	24,149,318	21,535,434
Accrued expenses	1,778,851	1,943,483
Accrued interest	51,673	99,751
Total current liabilities	27,507,254	26,149,164

LONG-TERM LIABILITIES
Long-term debt, less current maturities	13,246,097	14,583,563
Deferred compensation	123,615	129,072
Total long-term liabilities	13,369,712	14,712,635

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $219,705 and $209,656 as of June 30, 2006 and December 31, 2005, respectively, consisting of 2,190,500 Class A units (Note 4)	1,025,795	4,286,094

MEMBERS’ EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding	34,451,926	28,482,403

Total liabilities and members’ equity	$76,354,687	$73,630,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

	Three Months Ended June 30:		Six Months Ended June 30:
	2006	2005	2006	2005

NET REVENUES	$53,289,632	$49,665,296	$116,125,280	$95,816,856

COST OF REVENUES
Cost of product sold	41,942,388	42,276,963	94,051,954	79,962,387
Production	3,720,703	4,009,761	7,994,420	7,973,159
Freight and rail	4,578,282	4,641,518	9,845,556	9,975,109
Brokerage fees	70,159	55,360	135,419	113,611
Total cost of revenues	50,311,532	50,983,602	112,027,349	98,024,266

GROSS PROFIT (LOSS)	2,978,100	(1,318,306)	4,097,931	(2,207,410)

OPERATING EXPENSES
Administration	1,040,811	1,183,844	1,908,373	2,287,463
OPERATING PROFIT (LOSS)	1,937,289	(2,502,150)	2,189,558	(4,494,873)

OTHER INCOME (EXPENSE)
Interest expense	(165,459)	(202,935)	(520,731)	(564,274)
Other non-operating income	640,615	30,367	904,601	152,010
Patronage dividend income	—	193,413	148,153	193,413
Total other income (expense)	475,156	20,845	532,023	(218,851)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	2,412,445	(2,481,305)	2,721,581	(4,713,724)

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	—	133,830	—	267,155

INCOME (LOSS) BEFORE INCOME TAXES	2,412,445	(2,347,475)	2,721,581	(4,446,569)

INCOME TAX EXPENSE (BENEFIT)	2,308	—	2,308	—

NET INCOME (LOSS)	$2,410,137	$(2,347,475)	$2,719,273	$(4,446,569)

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$0.08	$(0.08)	$0.09	$(0.15)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	30,419,000	29,921,547	30,419,000	29,089,680

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

	June 30,	June 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$2,719,273	$(4,446,569)
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	1,744,109	1,677,061
Minority interest in net loss of subsidiary	—	(267,155)
Loss on sale of fixed assets	—	6,081
Loss on equity method investments	(95,216)	195,263
Non-cash patronage dividends	(74,076)	(116,048)
Change in current assets and liabilities	6,273,523	(9,902,770)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	10,567,613	(12,854,137)

INVESTING ACTIVITIES
Purchase of investments	(420,120)	—
Patent costs	(37,315)	(123,611)
Purchase of property and equipment	(258,701)	(351,183)
NET CASH (USED FOR) INVESTING ACTIVITIES	(716,136)	(474,794)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	(668,488)	(1,065,023)
Proceeds from issuance of member units	(10,049)	2,531,550
Proceeds from note payable - seasonal	—	2,758,890
Proceeds from long-term debt	—	9,159,223
Principal payments on long-term debt	(1,420,872)	(37,902)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(2,099,409)	13,346,738

NET CHANGE IN CASH AND CASH EQUIVALENTS	7,752,068	17,807

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,556	11,423

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,827,624	$29,230

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$568,809	$574,378
Income taxes	$2,308	$—

Notes receivable issued on stock sales	$—	$2,030,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -                BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements of and for the periods ended June 30, 2006 and 2005 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company” or “LLC”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2005 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and Urethane Soy Systems Company (“USSC”), its majority-owned subsidiary. The effects of all intercompany accounts and transactions have been eliminated.

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

NOTE 2 -                INVENTORIES

	June 30,	December 31,
	2006	2005

Finished goods	$2,067,765	$1,551,879
Raw materials	6,771,935	7,336,386
Supplies & miscellaneous	51,536	51,397

Totals	$8,891,236	$8,939,662

NOTE 3 -                NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires September 1, 2006. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $15,200,000. Interest accrues at a variable rate (8.05% at June 30, 2006). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of accrued commodity purchases. There were no advances outstanding at June 30, 2006 and December 31, 2005, respectively.

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

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited. As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003. Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of December 31, 2005 and June 30, 2006, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations. Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying condensed consolidated balance sheet.

Item 2.    Management’s Discussion and Analysis of Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three and six month periods ended June 30, 2006, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2005.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2005.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview

We generated a gross profit of $4.1 million for the first half of 2006, compared to a loss of $2.2 million for the same period in 2005, an improvement of $6.3 million, or $0.48 per bushel processed. We attribute the improved margins to an improved and more stable local soybean market, as the soybean basis paid and soybean meal basis sold relationship returned to historical averages. Production costs were held to an increase of only $21,000, or 0.3%, in the first half of 2006, compared to the same period in 2005. Energy prices continue to remain a concern for our operations. In the first half of 2006, energy costs were $250,000 higher than in the same period of 2005.

Our net income also improved between periods. We generated a net income of $2.7 million in the first half of 2006, compared to a loss of $4.5 million for the same period in 2005, an improvement of $7.1 million, or $0.52 per bushel processed. The improvement in gross profit contributed over 88% of the improvement in net income, or $6.3 million for this time period. The $752,000 increase in non-operating income and the $379,000 reduction in administrative expenses were the other factors contributing to an improvement in our profitability. Improved performance between periods was also the result of management’s market strategies for soybean oil, its ability to control production costs despite higher energy prices, and the overall market forces in the U.S. soybean processing industry.

We view the soybean oil component of the 2006 U.S. soybean crushing margin to be an element that will influence our future strategy. The growing biodiesel industry and high petroleum prices have kept the Chicago Board Trade (CBOT) soybean oil contract values high relative to soybeans and soybean meal. The current soybean oil crush margin has increased to 42%, compared to a long-term average of 36%. At the same time, the U.S. soybean oil supply is growing due to stagnant demand for domestic soybean oil, principally caused by the new labeling requirements for trans fat and a higher oil content of the 2005 U.S. soybean crop. In the first half of 2006, these market drivers allowed us to arbitrage 68 million pounds of soybean oil and to register soybean oil warehouse receipts at the CBOT.

Furthermore, we continue to make progress towards achieving our long-term objectives to deliver high quality products and services at the lowest possible cost and to add value by investing in the development of new and existing applications for our products in the plastics and energy fields. We will continue to expend capital to fund the operations of Urethane Soy Systems Company, Inc. (“USSC”), our majority-owned subsidiary which produces Soyol™, a bio-based polyurethane product made from soybean oil. We also plan to diversify by entering the biodiesel industry in some capacity, a growing industry spurred by our nation’s need to decrease its reliance on foreign petroleum supplies and federal government incentives to produce fuel from renewable energy sources such as soybeans.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2006 and 2005

	Quarter Ended June 30, 2006		Quarter Ended June 30, 2005
		% of		% of
	$	Revenue	$	Revenue

Revenue	$53,289,632	100.0	$49,665,296	100.0
Cost of revenues	(50,311,532)	(94.4)	(50,983,602)	(102.7)
Administrative expenses	(1,040,811)	(2.0)	(1,183,844)	(2.4)
Other income (expense)	475,156	0.9	20,845	—
Minority interest	—	—	133,830	0.3
Income tax expense	(2,308)	—	—	—

Net income (loss)	$2,410,137	4.5	$(2,347,475)	(4.7)

Revenue – Revenue increased $3.6 million, or 7.3%, from the second quarter of 2005 compared to the second quarter of 2006. The increase in revenues was primarily a result of an increase in sales volume of crude soybean oil. During the second quarter of 2006, we registered warehouse receipts for approximately 21.9 million pounds of crude soybean oil with the CBOT, increasing revenue by approximately $5.5 million. The increase in volume of crude soybean oil was slightly offset by a reduced sales volume of refined and bleached soybean oil (15.1%).

Gross Profit/Loss – During the second quarter of 2006, we generated a gross profit of $3.0 million, compared to a gross loss of $1.3 million in the second quarter of 2005. While revenues increased by $3.6 million, cost of revenues decreased by $0.7 million during the same period. This $4.3 million increase in gross profit was attributed to an improved and more stable local soybean market and lower production costs. Because local farmers were reluctant to sell soybeans in April and May of 2005, due to a $2 decrease in the cost per bushel, the local basis adjustment we paid increased, thus increasing our cost of product sold. In the second quarter of 2006, however, the local basis adjustment decreased and returned to historical averages, decreasing our cost of product sold. The increase in gross profit was also caused by a decrease in production costs of $0.3 million, mostly attributable to a decrease in maintenance costs.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $143,000, or 12%, for the second quarter of 2006 compared to the same period in 2005. This decrease was the result of a decrease in professional fees and lower labor costs in USSC. During the second quarter of 2005, we had considerable legal and accounting fees associated with an SEC review of our periodic filings and a public offering of capital units. Lower labor costs were due to a restructuring of USSC’s staff and narrowing of market focus in July 2005.

Interest Expense – Interest expense had a minimal decrease of $37,000, or 18.5%, for the second quarter of 2006 compared to the same period in 2005, as an increase in interest rates between 2005 and 2006 was offset by a decrease in the amount we borrowed during the same period. At June 30, 2006, we had outstanding debt of $14.4 million, most of which consisted of our senior debt bearing interest at an annual rate of 8.05%. At June 30, 2005, we had outstanding debt of $22.1 million, most of which consisted of our senior debt bearing interest at an annual rate of 5.84%.

Net Income/Loss – We recorded a net income of $2.4 million for the second quarter of 2006, compared to net loss of $2.3 million for the same period in 2005. The increase of $4.7 million was primarily attributable to an increase in gross margin on products sold as a result of the improved local soybean market, lower production costs, and oil storage income. In 2006, we began placing a significant amount of crude soybean oil in storage, which earned approximately $300,000 in oil storage income during the second quarter.

Comparison of the six months ended June 30, 2006 and 2005

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
		% of		% of
	$	Revenue	$	Revenue

Revenue	$116,125,280	100.0	$95,816,856	100.0
Cost of revenues	(112,027,349)	(96.5)	(98,024,266)	(102.3)
Administrative expenses	(1,908,373)	(1.6)	(2,287,463)	(2.4)
Other income (expense)	532,023	0.4	(218,851)	(0.2)
Minority interest	—	—	267,155	0.3
Income tax expense	(2,308)	—	—	—

Net income (loss)	$2,719,273	2.3	$(4,446,569)	(4.6)

Revenue – Revenue increased $20.3 million, or 21.2%, for the six-month period ended June 30, 2006 compared to the same period in 2005. The increase in revenues was primarily a result of an increase in sales volume of crude soybean oil. During the six months ended June 30, 2006, we registered warehouse receipts for approximately 94.7 million pounds of crude soybean oil with the CBOT, increasing sales by approximately $22.3 million. The increase in volume of crude soybean oil was slightly offset by a reduced sales volume of refined and bleached soybean oil (8.1%), decreasing sales by approximately $2.8 million.

Gross Profit/Loss – During the first six months of 2006, we generated a gross profit of $4.1 million, compared to a gross loss of $2.2 million in the same period of 2005. While revenues increased by $20.3 million, cost of revenues increased by only $14.0 million. This $6.3 million increase in gross profit was attributed to an improved and more stable local soybean market. During the first six months of 2005, local farmers were reluctant to sell their soybeans when soybean prices decreased from over $8 per bushel to less than $6 per bushel, which increased the local basis adjustment we paid for soybeans and increase our costs of product sold. During 2006, however, the local basis adjustment decreased and returned to historical averages, decreasing our cost of product sold and increasing our gross profit.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $379,000, or 17%, for the six months ended June 30, 2006 compared to the same period in 2005. This decrease was the result of a decrease in professional fees and lower labor costs in USSC. During 2005, we had considerable legal and accounting fees associated with an SEC review of our periodic filings and a public offering of capital units. Lower labor costs were due to a restructuring of USSC’s staff and narrowing of market focus in July 2005.

Interest Expense – Interest expense had a minimal decrease of $44,000, or 7.7%, for the six-month period ended June 30, 2006 compared to the same period in 2005, as an increase in interest rates between 2005 and 2006 was offset by a decrease in the amount we borrowed during the same period. At June 30, 2006, we had outstanding debt of $14.4 million, most of which consisted of our senior debt bearing interest at an annual rate of 8.05%. At June 30, 2005, we had outstanding debt of $22.1 million, most of which consisted of our senior debt bearing interest at an annual rate of 5.84%.

Net Income/Loss – We recorded a net income of $2.7 million for the six month period of 2006, compared to net loss of $4.4 million for the same period in 2005. The increase of $7.2 million was primarily attributable to an increase in gross margin on products sold as a result of the improved local soybean market, oil storage income, and increase in the value of our investment in MnSP. During 2006, we began placing a significant amount of crude soybean oil in storage, which earned approximately $456,000 in oil storage income during the six months ended 2006.

LIQUIDITY AND CAPITAL RESOURCES

	2006	2005

Net cash provided by (used for) operating activities	$10,567,613	$(12,854,137)
Net cash (used for) investing activities	(716,136)	(474,794)
Net cash (used for) financing activities	(2,099,409)	(13,346,738)

Cash Flows from Operating Activities

The increase in cash flow from operating activities between the six-month period ended June 30, 2006 and the same period in 2005 was primarily attributed to an increase in net income, a decrease in accounts receivable, and an increase in accrued commodity purchases. The increase in net income resulted primarily from an improved local soybean market. All of these increases to net cash flow from operating activities were slightly offset by decreases in accounts payable and accrued expenses.

Cash Flows from Investing Activities

There was a $241,000 increase in cash used for investing activities between the first six months of 2006 and 2005. In May 2006, we were required to make a unit retain investment in MnSP of $420,120, as MnSP voted to require shareholders to invest $0.30 per share of Class A preferred stock. This increase in cash used for investing activities was slightly offset by a decrease in the amount spent on registering patents and purchasing of property and equipment.

Cash Flows from Financing Activities

The change in net cash used for, or provided by, financing activities in the six-month period ended June 30, 2006, compared to the same period in 2005, was principally due to a $1.4 million reduction in debt in 2006, compared to a $11.9 million increase in debt during the same period in 2005. During the first six months of 2005, we used $11.9 million in proceeds from long-term debt and seasonal borrowings to finance an increase in inventory and reduction in accrued commodity purchases, and to cover our net loss. In addition, we raised $2.5 million in proceeds from the issuance of capital units during the six months ended June 30, 2005. During March 2005, we initiated a public offering to raise capital, and as of June 30, 2005, we had sold 2,217,000 member units for a total of $4.5 million, less subscriptions receivable of $2.0 million.

We anticipate through the end of the year having sufficient cash flows from operating activities and our revolving debt to fund working capital and to cover operating and administrative expenses, capital expenditures, and debt service obligations, although any significant legal claims resulting from our 2005 public offering (see “Capital Raising and Potential Legal Claims” below) could reduce our ability to fund future growth. We are currently exploring adding value to our operations by exploring new ventures and relationships such as biodiesel production, as well as developing new applications for USSC’s products in the polyurethane field. It is uncertain as to the nature, extent and timing of our move in these areas, but we are committed to investing further in these areas in the next 12-18 months, including using cash and revolving debt to fund any such investment.

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

The second credit line is a revolving working capital loan that expires on September 1, 2006. Because there were no advances outstanding as of June 30, 2006 and no advances are expected through September 1, 2006, no payment is expected to be required at maturity on September 1, 2006. The primary purpose of this loan is to finance inventory and receivables. The maximum availability under this credit line is $16 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid the commitment fee.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets. In addition, both loans are subject to compliance with standard financial covenants and the maintenance of certain financial ratios, including but not limited to, a fixed debt service coverage ratio of not less than 1.2:1.00 and a minimum working capital of not less than $6 million including the amount available and outstanding balance on the revolving long-term loan. The balance borrowed on the revolving term loan was $13.2 million and $17.1 million as of June 30, 2006 and 2005, respectively. There were no advances outstanding on the working capital loan at June 30, 2006 and 2005. The annual interest rate on both the working capital and revolving term loans as of June 30, 2006 was 8.05%.

We also have other long-term contracts and notes totaling approximately $1.2 million, with a weighted average annual interest rate of 3.7% as of June 30, 2006. These arrangements include a no interest, $806,000 long-term payable to other USSC shareholders relating to our purchase of their tendered USSC shares. The obligation is secured by the purchased shares, with a final annual payment due on October 31, 2006. Our highest interest obligation during 2006 was related to a $250,000 loan held by USSC at 15% per annum, which became due February 13, 2005.  We made principal payments of $121,000 and $38,000 on these additional long-term obligations during the six months ended June 30, 2006 and 2005, respectively.

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

As a result of this registered public offering, we could be subject to certain claims from investors. On June 7, 2005, we received notification from SEC that our filings were under review. During the course of the review, the SEC requested additional information about our change in auditors for the audit of our financial statements for the year ended December 31, 2004. After considering such information, we determined that the independence of our former audit firm, Eide Bailly LLP, with respect to its audit of our financial statements for the year ended December 31, 2003 was compromised, so we decided to have the financial statements for that period reaudited. The compromised audit was included in our prospectus for the public offering. While our financial statements for the applicable filings, as amended, now comply with the independent audit requirements of applicable securities laws, we still could be subject to certain claims from investors who purchased capital units in the public offering because the independence of Eide Bailly was compromised. It is uncertain, however, whether any claims will be made against us or the nature and amount of such claims. If claims are indeed made and the aggregate amount of such claims reaches a significant percentage of the amount recorded as temporary equity, yet we are unable to dismiss or settle the claims in our favor, it may have an adverse effect on our business. Our ability and opportunity to invest in or expand our operations, for instance, could be reduced significantly.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $1.0 million for both six-month periods ending June 30, 2006 and 2005. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $1.0 million and $1.1 million for the six-month periods ending June 30, 2006 and 2005, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $53,000 and $52,000 for the six-month periods ending June 30, 2006 and 2005, respectively. Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeded its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

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

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk.

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

Item 4.                                                           Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                                                  Risk Factors.

During the quarter ended June 30, 2006, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2005 Annual Report on our Form 10K.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                           Defaults Upon Senior Securities.

None.

Item 4.                                                           Submission of Matters to a Vote of Security Holders.

On June 20, 2006, we held an annual meeting of members. At the meeting, Robert Nelson, Alan Christensen, Dan Feige, James Jepsen, Maurice Odenbrett, Lyle Trautman, and Gary Wertish were elected to the Board of Managers. Dean Christopherson, David Driessen, Wayne Enger, Ronald J. Gorder, Kent Howell, Jerome L. Jerzak, Peter Kontz, Laron Krause, Bryce Loomis, Robert Nelsen, Steven C. Preszler, Greg Schmieding, Corey Schnabel and Anthony Van Uden will remain on the board until their terms expire, they are reelected, or their earlier death, resignation or removal.

VOTE TABULATION FOR BOARD OF MANAGER NOMINEES

Nominee	For	Abstentions
District One
Robert Nelson	Unanimous

District 2
Alan Christensen	26
Ron Jongeling	22
		7

District 3
Dan Feige	Unanimous

District 4
James Jepsen	Unanimous

District 5
Naomi Hill	17
Maurice Odenbrett	21
		1

District 6
Lyle Trautman	Unanimous

District 7
Gary Kruggel	8
Dwight Mork	9
Duane Roiger	7
Gary Wertish	12
		3

Item 5.                                                           Other Information

The registrant filed contemporaneously with this report a Form 8-K dated August 14, 2006, describing a letter sent to all members of MNSP.

Item 6.                                                           Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: August 14, 2006
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