Form 10-Q
period 2006-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2006-11-13
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 13, 2006, the registrant had 30,419,000 capital units outstanding.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of September 30, 2006, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2006 and September 30, 2005, respectively.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Gordon, Hughes & Banks, LLP
October 24, 2006
Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,140,062	$75,556
Trade accounts receivable, less allowance for uncollectible accounts of $43,000	13,439,461	21,618,746
Inventories	5,498,751	8,939,662
Margin deposits	1,363,042	546,054
Prepaid expenses	368,601	568,855
Total current assets	30,809,917	31,748,873

PROPERTY AND EQUIPMENT	52,427,595	51,965,792
Less accumulated depreciation	(26,495,384)	(24,208,851)
Total property and equipment, net	25,932,211	27,756,941

OTHER ASSETS
Investments in cooperatives	4,267,749	4,193,673
Equity investment in unconsolidated affiliate	3,532,472	2,799,536
Notes receivable - members	481,710	481,710
Patents, net	6,359,317	6,634,908
Other, net	14,287	14,655
Total other assets	14,655,535	14,124,482

Total assets	$71,397,663	$73,630,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS—continued

	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$—	$670,504
Current maturities of long-term debt	1,131,562	1,212,768
Accounts payable	534,801	687,224
Accrued commodity purchases	17,433,978	21,535,434
Accrued expenses	2,813,139	1,943,483
Accrued interest	53,008	99,751
Total current liabilities	21,966,488	26,149,164

LONG-TERM LIABILITIES
Long-term debt, less current maturities	11,907,598	14,583,563
Deferred compensation	126,197	129,072
Total long-term liabilities	12,033,795	14,712,635

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $219,705 and $209,656 as of September 30, 2006 and December 31, 2005, respectively, consisting of 604,750 and 2,190,500 Class A units as of September 30, 2006 and December 31, 2005, respectively (Note 4)	1,005,795	4,286,094

MEMBERS’ EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding	36,391,585	28,482,403

Total liabilities and members’ equity	$71,397,663	$73,630,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

	Three Months Ended September 30:		Nine Months Ended September 30:
	2006	2005	2006	2005
NET REVENUES	$45,195,584	$62,194,975	$161,320,864	$158,011,831

COST OF REVENUES
Cost of product sold	34,954,255	51,314,643	129,006,209	131,277,030
Production	3,733,940	3,950,234	11,728,360	11,923,393
Freight and rail	4,332,076	5,419,319	14,177,632	15,394,428
Brokerage fees	73,081	66,360	208,500	179,971
Total cost of revenues	43,093,352	60,750,556	155,120,701	158,774,822

GROSS PROFIT (LOSS)	2,102,232	1,444,419	6,200,163	(762,991)

OPERATING EXPENSES
Administration	757,615	679,127	2,665,988	2,966,590
OPERATING PROFIT (LOSS)	1,344,617	765,292	3,534,175	(3,729,581)

OTHER INCOME (EXPENSE)
Interest expense	(117,458)	(321,147)	(490,036)	(885,421)
Other non-operating income	692,499	309,868	1,448,918	461,878
Patronage dividend income	—	—	148,182	193,413
Total other income (expense)	575,041	(11,279)	1,107,064	(230,130)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	1,919,658	754,013	4,641,239	(3,959,711)

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	—	101,248	—	368,403

INCOME (LOSS) BEFORE INCOME TAXES	1,919,658	855,261	4,641,239	(3,591,308)

INCOME TAX EXPENSE (BENEFIT)	—	—	2,308	—

NET INCOME (LOSS)	$1,919,658	$855,261	$4,638,931	$(3,591,308)

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$0.06	$0.03	$0.15	$(0.12)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR THE CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000	29,536,429

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005

	September 30,	September 30,
	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$4,638,931	$(3,591,308)
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	2,615,854	2,544,282
Minority interest in net loss of subsidiary	—	(368,403)
Loss on sale of fixed assets	—	6,081
(Gain) on equity method investments	(312,816)	(12,774)
Non-cash patronage dividends	(74,076)	(116,048)
Change in current assets and liabilities	7,569,621	(12,420,225)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	14,437,514	(13,958,395)

INVESTING ACTIVITIES
Purchase of investments	(420,120)	—
Patent costs	(50,195)	(151,769)
Purchase of property and equipment	(464,969)	(517,621)
NET CASH (USED FOR) INVESTING ACTIVITIES	(935,284)	(669,390)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	(670,504)	397,498
Proceeds from issuance of member units	(10,049)	4,579,747
Proceeds from note payable - seasonal	—	1,173,049
Proceeds from long-term debt	—	9,159,223
Principal payments on long-term debt	(2,757,171)	(367,628)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(3,437,724)	14,941,889

NET CHANGE IN CASH AND CASH EQUIVALENTS	10,064,506	314,104

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	75,556	11,423

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,140,062	$325,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$536,779	$836,849
Income taxes	$2,308	$—

Notes receivable issued on stock sales	$—	$160,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements of and for the periods ended September 30, 2006 and 2005 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company” or “LLC”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2005 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and Urethane Soy Systems Company (“USSC”), its majority-owned subsidiary. The effects of all intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005, included in the Company’s annual report on Form 10-K/A-#2 filed with the Securities and Exchange Commission on May 30, 2006.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that year, including financial statements for an interim period within that fiscal year.  Management believes this Statement will have an immaterial impact on the consolidated financial statements of the Company once adopted.

NOTE 2 -       INVENTORIES

	September 30,	December 31,
	2006	2005

Finished goods	$4,903,965	$1,551,879
Raw materials	547,123	7,336,386
Supplies & miscellaneous	47,663	51,397

Totals	$5,498,751	$8,939,662

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -       NOTES PAYABLE — SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires September 1, 2007. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $15,400,000. Interest accrues at a variable rate (7.75% at September 30, 2006).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of accrued commodity purchases.  There were no advances outstanding at September 30, 2006 and December 31, 2005, respectively.

The Company is in violation of two of its loan covenants with CoBank as of September 30, 2006, but CoBank agreed to waive the requirements.  The first loan covenant requires that the Company loan its subsidiary a maximum of approximately $1.8 million.  At September 30, 2006, the Company had provided loans of approximately $2.7 million to its subsidiary.  The second loan covenant establishes a maximum of 400 railcars to be leased by the Company for a period of 5 years or more.  As of September 30, 2006, the Company was leasing 433 railcars for a period of 5 years or more.

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

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of December 31, 2005 and September 30, 2006, the

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying condensed consolidated balance sheets.

NOTE 5 -       RELATED PARTY TRANSACTIONS

During August 2000, the Company entered into an agreement with its equity investee, Minnesota Soybean Processors Cooperative (MnSP), for certain services and management of a proposed soybean processing plant.  The Company agreed to provide management and marketing services to MnSP on a cost-sharing basis for automatically renewing five-year periods beginning in late 2003.  On August 28, 2006, MnSP’s Board of Directors gave the Company a one-year notice of termination of the services and management agreement effective September 1, 2007.  Commencing with that date, the Company may have to cease accounting for its investment in MnSP under the equity method.  The Company earned fees of $1,196,736 and $990,943 under this arrangement for the nine-month periods ended September 30, 2006 and 2005, respectively.

Item 2.    Management’s Discussion and Analysis of Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and nine-month periods ended September 30, 2006, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2005.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2005.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview

We generated a gross profit of $6.2 million for the nine months ending September 30, 2006, compared to a loss of $763,000 for the same period in 2005, an improvement of $7.0 million, or $0.34 per bushel processed.  We attribute this enhancement in margin to an improved and more stable local soybean market, as the soybean basis paid and soybean meal basis received (sold) relationship widened to historical averages.  Additionally, production costs were $195,000 lower (1.6%) and freight expenses decreased $1.2 million (7.9%) for the nine months ending September 30, 2006, compared to the same period in 2005.  Energy costs also decreased $127,000 in 2006 compared to the identical period in 2005.

Likewise, our net income improved between the two periods.  We generated a net income of $4.6 million in the nine months ending September 30, 2006, compared to a loss of $3.6 million for the same period in 2005, an improvement of $8.2 million, or $0.40 per bushel processed.  The improvement in gross profit contributed over 85% of the improvement in net income.  An increase of $1.0 million in non-operating income resulting from oil warehouse receipts and a reduction of $301,000 in administrative expenses were the other factors contributing to the improvement in our profitability. The improved performance between periods was also the result of our management’s market strategies for soybean oil, our ability to control production costs, and factors related to the market forces of the U.S. soybean processing industry.

We view the soybean oil component of the soybean crushing margin to be an element that will influence our future strategy.  The growing biodiesel industry has kept the Chicago Board Trade (CBOT) soybean oil contract values high relative to soybeans and soybean meal.  The current soybean oil crush margin has increased to 42%, compared to a long-term average of 36%.  At the same time, the U.S. soybean oil supply is growing due to stagnant demand for domestic soybean oil, principally the result of new labeling requirements for trans fat and the higher oil content of the 2005 U.S. soybean crop. These market drivers allowed us to arbitrage 69 million pounds of soybean oil and to register soybean oil warehouse receipts at the CBOT during the nine months ending September 30, 2006.

Furthermore, we continue to make progress toward our long-term objectives to deliver high quality products and services at the lowest possible cost and to add value by investing in the development of new applications for our products in the plastics and energy fields.  We will continue to expend capital to fund the operations of Urethane Soy Systems Company, Inc. (“USSC”), our majority-owned subsidiary which produces Soyol™, a bio-based polyurethane product made from soybean oil. We also plan to diversify by entering the biodiesel industry in some capacity, a growing industry spurred by our nation’s need to decrease its reliance on foreign petroleum supplies.

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

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2006 and 2005

	Quarter Ended Sept. 30, 2006		Quarter Ended Sept. 30, 2005
		% of		% of
	$	Revenue	$	Revenue
Revenue	$45,195,584	100.0	$62,194,975	100.0
Cost of revenues	(43,093,352)	(95.4)	(60,750,556)	(97.7)
Administrative expenses	(757,615)	(1.7)	(679,127)	(1.1)
Other income (expense)	575,041	1.3	(11,279)	(0.0)
Minority interest	—	—	101,248	0.2
Net income (loss)	$1,919,658	4.2	$855,261	1.4

Revenue — Revenue decreased $17.0 million, or 27.3%, from the third quarter of 2005 to the third quarter of 2006. The decrease in revenues was primarily due to a decrease in sales volume of soybean meal and refined and bleached soybean oil, which decreased by 13.5% and 37.2%, respectively, in the third quarter of 2006 compared to the same period in 2005. The decrease in volume of soybean meal and refined and bleached soybean oil was slightly offset by an increase of 74.7% in sales volume of crude soybean oil.  During the third quarter of 2006, we registered warehouse receipts for approximately 10.6 million pounds of crude soybean oil with the Chicago Board of Trade (CBOT), increasing revenue by approximately $2.5 million.

Gross Profit/Loss — During the third quarter of 2006, we generated a gross profit of $2.1 million, compared to $1.4 million in the third quarter of 2005.  While revenues decreased by $17.0 million, cost of revenues decreased by $17.7 million during the same period in 2005. This $0.7 million increase in gross profit was attributed to an improved and more stable local soybean market and lower production costs. Because local farmers were reluctant to sell soybeans in 2005, due to a $2 decrease in the price per bushel, the local basis adjustment we paid increased, thus increasing our cost of product sold.  In 2006, however, the local basis adjustment decreased and returned to historical averages, decreasing our cost of product sold.  The increase in gross profit was also caused by a decrease in production costs of $0.2 million, mostly attributable to a decrease in natural gas costs.

Administrative Expense — Administrative expense, including all selling, general and administrative expenses, increased $78,000, or 12%, for the third quarter of 2006 compared to the same period in 2005.  This increase was the result of an increase in professional fees associated with making an offer to purchase the assets of MnSP which ultimately was rejected by MnSP on September 14, 2006.  The increase in professional fees associated with the MnSP offer was slightly offset by the allocation of $183,000 in shared administrative costs with MnSP.  These costs had not been previously allocated prior to 2006.

Our administrative expenses may increase in the near future due to MnSP’s decision in August 2006 to notify us that they intend to terminate the management services agreement with us.  When terminated, we will no longer share with MnSP certain administrative expenses associated with the compensation of selected management personnel, and we will be responsible for 100% of such expenses.  The agreement will terminate effective September 1, 2007; however, it could be terminated earlier pending the outcome of negotiations with MnSP.

Interest Expense — Interest expense decreased by $204,000, or 63.4%, for the third quarter of 2006 compared to the same period in 2005.  This decrease was due to a reduction in the amount borrowed between the two periods.  The average balance of our senior debt outstanding during the third quarter declined from $18.9 million in 2005 to $2.7 million in 2006.  This decline was primarily attributable to improved cash flows generated by more profitable operating activities.  The reduction in interest expense resulting from the lower outstanding balance was slightly offset by an increase in interest rate between

2005 and 2006.  At September 30, 2005, our senior debt bore an interest rate of 6.40% compared to 7.75% at September 30, 2006.

Net Income/Loss — We recorded net income of $1.9 million for the third quarter of 2006, compared to $0.9 million for the same period in 2005.  The increase of $1.1 million was primarily attributable to an increase in gross margin on products sold as a result of the improved local soybean market, lower production costs, and oil storage income.

Comparison of the nine months ended September 30, 2006 and 2005

	Nine Months Ended September. 30, 2006		Nine Months Ended September 30, 2005
		% of		% of
	$	Revenue	$	Revenue

Revenue	$161,320,864	100.0	$158,011,831	100.0
Cost of revenues	(155,120,701)	(96.2)	(158,774,822)	(100.5)
Administrative expenses	(2,665,988)	(1.7)	(2,966,590)	(1.9)
Other income (expense)	1,107,064	0.7	(230,130)	(0.1)
Minority interest	—	—	368,403	0.2
Income tax expense	(2,308)	—	—	—
Net income (loss)	$4,638,931	2.9	$(3,591,308)	(2.3)

Revenue — Revenue increased $3.3 million, or 2.1%, for the nine-month period ended September 30, 2006 compared to the same period in 2005.  The increase in revenues was primarily driven by an increase in sales volume of crude soybean oil.  During the nine months ended September 30, 2006, we registered warehouse receipts for approximately 105.2 million pounds of crude soybean oil with the Chicago Board of Trade, increasing sales by approximately $24.6 million. This increase in sales volume of crude soybean oil was slightly offset by a reduced sales volume of refined and bleached soybean oil (21.6%), lower sales volume of soybean meal (3.9%), and a reduction in the average sales price of soybean meal (7.4%), decreasing sales by approximately $22.2 million.

Gross Profit/Loss — During the first nine months of 2006, we generated a gross profit of $6.2 million, compared to a gross loss of $0.8 million in the same period of 2005.  While revenues increased by $3.3 million, the cost of revenues declined by $3.7 million.  This $7.0 million increase in gross profit was primarily attributed to an improved and more stable local soybean market.  In 2005, local farmers were reluctant to sell their soybeans when soybean prices decreased from over $8 per bushel to less than $6 per bushel, which increased the local basis adjustment we paid for soybeans and increased our costs of product sold.  In 2006, however, the local basis adjustment decreased and returned to historical averages, decreasing our cost of product sold and increasing our gross profit.

Administrative Expense — Administrative expense, including all selling, general and administrative expenses, decreased $301,000, or 10.1%, for the nine months ended September 30, 2006 compared to the same period in 2005.  This decrease was the result of lower labor costs in USSC and the allocation $183,000 of administrative expenses to MnSP, which had not been previously allocated prior to 2006.  The lower labor costs in USSC were due to a restructuring of USSC’s staff and narrowing of market focus in July 2005.

Interest Expense — Interest expense decreased by $395,000, or 44.7%, for the nine-month period ended September 30, 2006 compared to the same period in 2005.  This decrease was due to a reduction in the amount borrowed between the two periods.  The average balance of our senior debt outstanding during the nine-month period declined from $13.9 million in 2005 to $5.7 million in 2006.  This decline was primarily attributed to improved cash flows generated by more profitable operating activities.  The reduction in interest expense resulting from the lower outstanding balance was slightly offset by an increase in interest rates between 2005 and 2006.  At September 30, 2005, our senior debt bore an interest rate of 6.40% compared to 7.75% at September 30, 2006.

Net Income/Loss — We recorded net income of $4.6 million for the nine-month period of 2006, compared to net loss of $3.6 million for the same period in 2005.  The increase of $8.2 million was primarily attributable to an increase in gross margin on products sold as a result of the improved local soybean market, increase in oil storage income, and increase in the value of our investment in MnSP.

LIQUIDITY AND CAPITAL RESOURCES

	2006	2005
Net cash provided by (used for) operating activities	$14,437,514	$(13,958,395)
Net cash (used for) investing activities	(935,284)	(669,390)
Net cash (used for) provided by financing activities	(3,437,724)	14,941,889

Cash Flows from Operations

The increase in cash flows from operating activities between the nine-month period ended September 30, 2006 and the same period in 2005 was primarily attributed to an increase in net income and decreases in accounts receivable and inventory.  The increase in net income resulted primarily from an improved local soybean market.  All of these increases to net cash flows from operating activities were slightly offset by decreases in accrued commodity purchases.

Cash Flows from Investing Activity

There was a $266,000 increase in cash used for investing activities between the first nine months of 2006 and 2005.  In May 2006, we were required to make a unit retain investment in MnSP of approximately $420,000 after MnSP’s members voted to require shareholders to invest $0.30 per share of Class A preferred stock.  This increase in cash used for investing activities was slightly offset by a decrease in the amount spent on costs associated with registering patents and the amount spent on purchases of property and equipment.

Cash Flows from Financing Activity

The change in net cash used for, or provided by, financing activities in the nine-month period ended September 30, 2006, compared to the same period in 2005, was principally due to a $2.8 million reduction in debt in 2006, compared to a $10.3 million increase in debt during the same period in 2005. During the first nine months of 2005, we used $10.3 million in proceeds from long-term debt and seasonal borrowings to finance the increase in inventory, reduce accrued commodity purchases, and fund the net loss.  Also, in connection with a public offering initiated in March 2005, we raised $4.6 million in proceeds from issuance of capital units during the nine months ended September 30, 2005.

We anticipate having sufficient cash flows through the end of the year from operating activities and our revolving debt to fund working capital, to cover operating, administrative, and capital expenditures, and to meet debt service obligations. We are currently exploring new ventures such as biodiesel production that will add value to our operation and developing new applications for USSC’s products in the polyurethane field.  We are uncertain as to the nature, extent, and timing of our move in these areas; however, we are committed to investing additional capital in the next 12-18 months, including using cash and revolving debt to fund any such investment.

Indebtedness

CoBank is our primary lender. On October 6, 2005, we modified the two lines of credit with CoBank to meet the needs of our operations.  The first line is a revolving long-term loan agreement, which originated with a credit line of $17.1 million.  There is a reduction of $1.3 million in the line every six months.  The final payment will be equal to the remaining unpaid principal balance of the loan on March 20, 2012.  The revolving loan permits us to borrow funds up to the credit line and pay down the principal whenever excess cash is available.  We pay a commitment fee of 0.50% on funds not borrowed.

The second credit line is a revolving working capital line that expires on September 1, 2007.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this line is $16.0 million.  Monthly collateral reports and financial statements are required to justify the balance borrowed.  We pay a commitment fee of 0.25% on funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have an option to convert both loans to a fixed rate for a period ranging from one day to the entire commitment period.  We can obtain a fixed rate quote and lock-in the interest rate on all or a part of our outstanding balance, as well as the unused line available. Both of the aforementioned lines are secured by substantially all of our assets.  In addition, both loans are subject to compliance with standard financial covenants and the maintenance of certain financial ratios, including but not limited to, a fixed debt service coverage ratio of not less than 1.2 to 1.0 and a minimum working capital level of no less than $6 million including the amount available and outstanding balance on the revolving long-term loan. The outstanding balance on the revolving term loan was $11.9 million and $17.1 million as of September 30, 2006 and 2005, respectively. As of September 30, 2006 and 2005, the outstanding balance on the working capital loan was $0 and $1.2 million, respectively.  The annual interest rate on both the working capital and revolving term loans as of September 30, 2006 was 7.75%.

We also have other long-term contracts and notes totaling approximately $1.1 million, with a weighted average annual interest rate of 3.7% as of September 30, 2006. These arrangements include a no interest, $805,000 note payable to other USSC shareholders relating to our purchase of their shares in 2003.  This obligation is secured by the purchased shares, with a final annual payment due on October 31, 2006.  Our highest interest payment obligation in 2006 related to a $250,000 loan payment obligation held by USSC at 15% per annum, which became due on February 13, 2005.   We made principal payments of $157,000 and $73,000 on these additional long-term obligations during the nine months ended September 30, 2006 and 2005, respectively.

Capital Raising and Potential Legal Claims

During the year ended December 31, 2005, we conducted a registered public offering to sell up to 5,625,000 new capital units.  The offering was initially made available only to our existing members at a price of $2.00 per unit until April 11, 2005.  It was then made available to the general public at a price of $2.50 per unit until May 31, 2005.  When the offering expired, we had sold 2,190,500 capital units for total proceeds of $4,495,750.

As a result of the registered public offering in 2005, we could be subject to certain claims from investors.  On June 7, 2005, we received notification from SEC that our filings were under review.  During the course of the review, the SEC requested additional information about our change in auditors for the audit of our financial statements for the year ended December 31, 2004, as disclosed in our Form 8-K filing dated January 18, 2005.  After considering such information, we determined that the independence of our former audit firm, Eide Bailly LLP, with respect to its audit of our financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited.  This audit was included in our prospectus for the public offering. While our financial statements for the applicable filings, as amended, now comply with the independent audit requirements of applicable securities laws, we still could be subject to certain claims from investors who purchased capital units in the public offering because the independence of Eide Bailly was compromised.  It is uncertain, however, whether any claims will be made against us or the nature and amount of such claims.  If claims are indeed made and the aggregate amount of such claims reaches a significant percentage of the amount currently recorded as temporary equity, yet we are unable to dismiss or settle the claims in our favor, it may have an adverse effect on our ability and opportunity to invest in or expand our operations.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.   Our most significant lease commitments are the rail car leases we use to distribute our products.   We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars.  The total lease expense under these arrangements was approximately $1.6 million for both nine-month periods ending September 30, 2006 and 2005.  The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $1.4 million and $1.6 million for the nine-month periods ending September 30, 2006 and 2005, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities.  Total lease expense under these arrangements was $75,000 and $79,000 for the nine-month periods ending September 30, 2006 and 2005, respectively.  Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

Item 4.                    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                 Risk Factors.

During the quarter ended September 30, 2006, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2005 Annual Report on our Form 10K.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

Item 5.                    Other Information

As indicated above and in previous SEC filings, we made a concerted effort to purchase the assets and assume certain liabilities of MnSP during the third quarter of 2006. Our offer to purchase such assets and assume such liabilities was contingent upon approval by MnSP’s members at a special meeting held on September 14, 2006.  MnSP’s members overwhelming rejected our offer and, therefore, we will no longer pursue any purchase going forward, though we will remain a member of MnSP.

Item 6.                    Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: November 13, 2006
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