Form 10-K
period 2006-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2007-04-02
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
☐  Yes      ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes      ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act).

☐  Large Accelerated Filer                    ☐  Accelerated Filer                    ☒  Non-Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes      ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2006 was approximately $38,397,450. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports issued by South Dakota Soybean Processors, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this prospectus. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this Annual Report.  Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report. As stated elsewhere in this report such factors include, among others:

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

PART I

Item 1.   Business.

Overview

South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant, a soybean oil refinery, and a bio-based polyurethane production facility in Volga, South Dakota. We began producing crude soybean oil, soybean meal and soybean hulls in late 1996, and since then we have expanded our business to include the development of new, vertically integrated product lines and services. In 2002, we began refining crude soybean oil into a product known as refined and bleached oil.  In 2003, we became the majority owner and assumed management control of Urethane Soy Systems Company (USSC), which produces Soyol™, a bio-based polyurethane product made from soybean oil. We also offer and provide construction, management and consulting services to soybean processing facilities.

Our core business consists of processing locally grown soybeans into soybean meal and soybean oil. Soybean meal is primarily sold to resellers, feed mills, and to livestock producers as livestock feed. Since the completion of our refining facility in 2002, we process most of our crude soybean oil into refined and bleached oil. We sell this oil to a manufacturer of various retail and bulk food products where it is further processed for human consumption.

We plan to maintain a competitive position in the marketplace by producing high quality products, operating a highly efficient operation at the lowest possible cost, and adding value to our core products to capture larger margins. We plan to increase our cost efficiency by increasing daily production capacity and, consistent with our strategy to increase vertical integration, add value to our products by investing in further processing of our products and developing and reviewing new applications for our products in the plastics and energy fields. A potential investment in the future is biodiesel production, the type and scope of which is still unknown at this time.  Our primary business objective is to maximize cash distributions to our members from the profits generated through our operations and investments. At the same time, we recognize the need to maintain our financial strength, and to consider and implement growth strategies that will allow us to continue meeting these objectives over time.

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

The plan of reorganization was approved by our members at a meeting held on June 20, 2002, and the reorganization became effective July 1, 2002. The transaction was an exchange of interests whereby the assets and liabilities of the cooperative were transferred for capital units of the newly formed limited liability company, Soybean Processors, LLC. The capital units were distributed to our members upon dissolution of the cooperative at a rate of one capital unit of the limited liability company for each share of equity stock owned in the cooperative. The distribution of capital units to our members was registered under the Securities Act of 1933, as amended. For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction. Upon completion of the reorganization, the name of the limited liability company was changed to South Dakota Soybean Processors, LLC. As a limited liability company, which may elect to be taxed as either a partnership or a corporation, we elected to be taxed as a partnership in order to retain our historic single-level income tax treatment at the member level.

Industry Information

The soybean processing industry converts soybeans into soybean meal, soybean hulls and soybean oil. Food ingredients are the primary end use for the oil, while the meal and hulls are mostly consumed by animals. Crude soybean oil is refined by our customer for use as salad and cooking oil, baking and frying fat, and to a more limited extent, for industrial uses.

Soybean production is concentrated in the central United States, Brazil, China and Argentina. In the 2006 harvest season, the United States produced approximately 3.18 billion bushels of soybeans or approximately 40% of estimated world production. The industry’s trade associations and the USDA estimate that approximately 55% of United States produced soybeans are processed domestically, 27% are exported as whole soybeans, and 18% are retained for seed and residual use. Historically, there has been adequate soybean production in the upper Midwest to supply the local soybean processing industry. In 2006, South Dakota produced 130 million bushels of soybeans, and the top five soybean producing states in the United States were the following:

State	Production (bushels)
Illinois	513 million
Iowa	503 million
Minnesota	304 million
Indiana	290 million
Nebraska	255 million

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

Soybean oil refineries are generally located close to processing plants. Oil is shipped throughout the United States and for export. Approximately 90% of domestic oil production is used in food applications and 10% in industrial applications.

Soybean crushing and refining margins are cyclical, characteristic of a mature, competitive industry. In addition, while the price of soybeans may fluctuate substantially from year to year, the prices of meal and oil generally track that of soybeans, although not necessarily on a one-for-one basis and, therefore, margins can be variable.

The soybean industry has worked diligently to introduce soy products as bio-based substitutes for various petroleum-based products. Such products include biodiesel, soy ink, lubricants, candles and plastics. Demand for biodiesel, in particular, is expected to expand, in part due to new federal incentives and supports. Biodiesel is a substitute for standard, petroleum-based diesel fuel that is made from approximately 90% vegetable oil (such as soybean oil) or animal fat and 10% alcohol (methanol). The chemical reaction resulting from the combination of these components produces biodiesel and glycerin. Although the long-term average price differential of biodiesel is currently higher than standard diesel fuel, the 2004 Jobs Creation Act, which took effect on January 1, 2005, establishes a blender’s tax credit that reduces this differential. This new tax credit has reduced the price gap between standard diesel fuel and biodiesel.

Products & Services

Soybean Processing

We crush and process soybeans to extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of the weight of the soybeans that we process annually is sold as soybean meal or hulls. The meal and hulls are shipped out by truck and rail car. Primary markets include the local markets within 200 miles of our plant, the Pacific Northwest, and exports to Canada. Currently, our significant meal customers include Land O’ Lakes of St. Paul, Minnesota, and Commodity Specialists of Minneapolis, Minnesota and Shawnee Mission, Kansas. We currently extract crude soybean oil at a level equal to approximately 20% of the weight of the soybeans that we process annually. We process most of the crude soybean oil produced at our facilities into refined and bleached oil. Depending upon market conditions, excess crude soybean oil is sold to other soybean oil refiners, stored for future use, or delivered against Chicago Board of Trade (CBOT) futures’ contracts since our Volga plant site is a registered delivery point for the CBOT soybean oil futures contract. We receive a storage payment through CBOT for all oil that is delivered into this program.

Refining

We began refining operations in August 2002 with the start-up of our on-site refining facility adjacent to our crushing plant in Volga. Refining consists of processing the crude soybean oil produced at our plant through a series of processes and filters to create a product known as refined and bleached oil. In 2006, we produced 220 million pounds of refined oil most of which is supplied to ACH Foods Companies, Inc. of Memphis, Tennessee, under a supply agreement. The premium we receive under the supply agreement is fixed through August 2007. The oil is transported by rail from our plant to one of ACH Foods’ facilities, where it is further processed for the human consumption oil market.

Polyurethane

We produce a bio-based polyol called Soyol™ for the polyurethane plastic industry. Soyol™ is made from specially processed crude soybean oil. Soyol™ is a polyol, which is a key chemical compound that reacts with other ingredients to form polyurethane plastics. Polyurethanes are used in a variety of products such as insulation in buildings and appliances; carpet backing and padding; shoe soles; roof coatings; mattresses and pillows; rigid panels, and bumpers and interiors in cars, tractors and trucks. SoyolTM has been developed for use as a replacement for petrochemical based polyols. USSC is responsible for marketing, formulation and technical support of SoyolTM and related systems. Currently, along with SoyolTM polyol, USSC markets four complete polyurethane systems:

•      SoyTherm™.  SoyTherm™ is a polyurethane insulation product used in the insulation process of residential homes and commercial buildings.

•      SoyComfort™. SoyComfort™ is a polyurethane flexible foam product used for application to furniture and automobiles.

•      SoyMatrix™.  SoyMatrix ™ is a polyurethane resin used for manufacturing composite materials, typically with fiberglass.

•      BioTuff™.  BioTuff™ is a spray-based product used in various applications, including for moisture and abrasion barriers and to various surfaces such as metal, concrete, fiberglass and paper stock.

Soyol™ polyol and our systems are relatively new in the market, having undergone significant research and development in recent years. Thus, sales of SoyolTM and the polyrurethane systems are limited to date.

USSC owns and holds ten patents for Soyol™. We have the exclusive rights to supply soybean oil for USSC’s sales of Soyol™ until 2014 and have agreed not to sell soybean oil to any other company in the plastics industry. We also own a patent and have developed and filed for a second patent relating to the modification of crude soybean oil to produce soy-based polyol(s) which provides a cost advantage over other process techniques. USSC’s research and development lab is based at the Volga site.

We currently hold a 66.74% equity interest in USSC with the right to obtain additional interests upon the conversion of convertible subordinates notes we hold. We hold six of the nine seats on USSC’s board of directors, and our CEO is the president of USSC. Since October 2005, we have provided to USSC additional working capital by purchasing convertible subordinated notes issued by USSC. In October 2005, we purchased convertible subordinated notes for a sum of $657,100, and in November 2006 we purchased an additional sum of convertible notes for a sum of $1.011 million. The convertible notes may be converted by us to equity in USSC at any time. If we elect to convert all of the convertible notes to equity, we will hold up to a 91.6% equity interest in USSC.

Other Business

We also generate income by managing soybean companies, as well as miscellaneous income for consulting fees, feasibility studies, or other projects. Currently, we manage Minnesota Soybean Processors (MnSP), a soybean processing facility of Brewster, Minnesota, under a service and management agreement. Our agreement with MnSP, however, is scheduled for termination on September 1, 2007. Until then, we plan on continuing to manage and market services to MnSP, including the day-to-day operations of MnSP’s plant. We are paid primarily on a cost-sharing basis. Costs for various employees, such as commercial, accounting, and engineering employees, and other administrative expenses are allocated between us and MnSP based on the volume of soybeans processed at each plant. Our CEO has general management and oversight responsibilities of MnSP until the contract terminates. We are also a member of MnSP, owning Class A and B stock.

Raw Materials and Suppliers

We procure soybeans from local soybean producers and elevators, processing approximately 27.8 million bushels of soybeans annually. In 2006, soybean production in South Dakota was approximately 130.9 million bushels, compared to 134.7 million bushels in 2005 and 140 million bushels in 2004. We control the flow of soybeans into the plant with a combination of pricing and contracting options. Threats to the soybean supply include weather, changes in government programs, and competition from other processors and export markets. Our refining plant and polyurethane production receive the substantial majority of crude soybean oil supply from our crushing plant.

Utilities

We use natural gas and electricity to operate the crushing and refining plants. Natural gas is used in the boilers for processing heat and for drying soybeans. NorthWestern Corporation of Sioux Falls, South Dakota, provides natural gas service to the plant on an interruptible basis. We are at risk to adverse price fluctuations in the natural gas market, but we have the capability to use fuel oil and biofuel as a back up for natural gas if delivery is interrupted or market conditions dictate. We also employ forward contracting to offset some of this risk. Our electricity is supplied by the City of Volga.

Employees

We currently employ approximately 106 individuals. All but 19 of our employees are full-time. We have no unions or other collective bargaining agreements.

Sales, Marketing and Customers

Our primary meal markets are the local market (typically within 200 miles of our Volga plant), the Western United States, (Washington, Oregon and California), and exports (to Canada). Our primary soybean oil market is Illinois which is served by rail. Our rail service is provided by the Dakota, Minnesota and Eastern (DM&E) rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP) rail lines. The table presented below lists the percentage of sales by quantity of product sold within various markets for 2006.

	Soybean Meal	Crude Soybean Oil	Refined Oil

Local	20%	1%	5%
Other U.S. States	49%	99%	95%
Export (including Canada)	31%	—	—

Dependence upon a Single Customer

We currently sell most of the refined and bleached soybean oil that we produce to ACH Foods Companies, Inc. under a supply agreement. The premium we receive from ACH Foods for processing crude soybean oil is fixed through August 2007, after which we are able to request an increase in the premium starting September 1, 2007. In the event ACH Foods and we are unable to reach an agreement on an increase, the supply agreement terminates August 31, 2008. If this agreement is terminated or if ACH Foods breaches its obligations under this agreement and we are unable to locate other customers for our refined oil, we may have to sell the oil at discounted prices and our business could be materially harmed.

Competition

We are in direct competition with several other soybean processing companies in the United States, many of which have significantly greater resources than we. The United States soybean processing industry is comprised primarily of 16 different companies operating 65 plants in the United States. It is a mature, consolidated and vertically-integrated industry with four companies controlling nearly 85% of the processing industry. Those four companies are Archer Daniels Midland (ADM), Bunge, Cargill and Ag Processing, Inc. (AGP). The United States’ vegetable oil (including soybean oil) refining industry is divided between oilseed processors and independent vegetable oil refiners. The oilseed processors operate approximately 83% of the vegetable oil refining capacity in the United States, and ADM, Bunge, Cargill and AGP operate approximately 70% of the oil refining capacity. The three largest independent vegetable oil refiners are ACH Foods, Smuckers (Proctor & Gamble), and ConAgra (Hunt-Wesson).

We are the only significant hexane extraction and processing plant in South Dakota, and we believe that we have approximately 7% of the soybean processing capacity in the Upper Midwest and about 1.5% in the United States.  We plan to maintain our competitive position in the market by producing high quality products and operating a highly efficient operation at the lowest possible cost, and adding value to our products. We plan to increase our cost efficiency by increasing daily production capacity, adding value to our products by investing in further processing of our products, and developing and reviewing new applications for our products in the plastics and energy fields.

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

Item 1A.   Risk Factors.

Operating Risks

Higher than anticipated operating costs, including but not limited to increased prices for soybeans that are not accompanied by increased prices for soybean meal or soybean oil, could reduce our profitability. In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the ongoing operation of the soybean processing and refining plant or our interest in USSC caused by a variety of factors, many of which are beyond our control. These cost increases could arise from an inadequate local supply and resulting increased price for soybeans that is not accompanied by an increase in the price for soybean oil and meal.  Labor costs can also increase over time, particularly if there is any shortage of labor, or shortage of persons with the skills necessary to operate the plant. Adequacy and cost of electric and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail transportation may affect our profitability with respect to the transportation of soybean meal, oil and other products to our customers.

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

We may find it more difficult to obtain in the future an adequate supply of soybeans at reasonable prices if the ethanol industry continues to grow. To accommodate the rapid growth in the ethanol industry, additional acres of corn will need to be planted in 2007 and 2008. By the end of 2007, industry experts anticipate that another 1.4 billion bushels of corn could be needed to provide an adequate supply of corn to at least 53 new or expanded ethanol plants. As a result, a certain number of acres of land previously planted as soybeans will need to be planted as corn. If fewer acres of land for soybeans are planted, this will reduce the supply of soybeans and possibly drive up prices. An increase in the price of soybeans could have an adverse effect on our result of operations and financial condition.

We have made a significant investment in Urethane Soy Systems Company, which has a history of operating losses. Since 2003, we have been the majority owner of USSC, a development stage company that has limited operating history. To date, USSC has been engaged primarily in research, development and limited sales of Soyol™, a polyol made from soybean oil used to make polyurethane foam products. USSC has experienced significant losses to date, and has generated limited revenues. If USSC does not achieve profitable operations, the profitability of our operations will be adversely affected and the value of our investment in USSC will further diminish.

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

The success of our ownership in USSC is dependent upon market acceptance of Soyol™. USSC’s future success, if any, is significantly dependent on acceptance of Soyol™ in the markets targeted by USSC. USSC developed Soyol™ in 1998 and has experienced limited success in having manufacturers that use polyols substitute Soyol™ for petroleum-based polyols. Common acceptance of USSC’s technology will be dependent, among other things, upon the ease of use, reliability, price and increased consumer demand for bio-based products. Even if the advantages of Soyol™ are established, we are unable to predict how quickly, if ever, Soyol™ will be generally accepted by manufacturers as a substitute for petroleum-based polyols.

The producers of petroleum-based polyols have economic resources superior to USSC, which may make it difficult for USSC to compete with them. USSC competes with producers of petroleum-based polyols, such as Dow BASF and Huntsman. These companies have significantly greater resources than either we or USSC to market Soyol™.

USSC is reliant on its patents and other proprietary rights related to Soyol™. USSC has ten United States patents related to Soyol™; however, USSC’s right to manufacture and market Soyol™ may be limited if it infringes on valid patents held by others. USSC has not undertaken or conducted any comprehensive patent infringement searches or studies. If any such third parties hold any such conflicting rights, USSC may be required to resort to litigation to defend such rights, resulting in substantial costs and diversion of management’s attention. In the future, if USSC lost such litigation,

USSC may be required to stop making, using or selling Soyol™ or to obtain licenses from and pay royalties to others, which could have a significant and material adverse effect on its operations. In addition, other companies may develop substantially equivalent proprietary information which is not covered by USSC’s patent rights. If USSC is not able to adequately protect its registered trademark Soyol™, trade secrets, know-how and continuing technological innovations to develop and maintain a competitive advantage, USSC could be forced to abandon its production and marketing of Soyol™.

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

We are reliant on one customer to purchase the refined and bleached oil produced at our plant. We currently sell most of the refined and bleached soybean oil that is produced to ACH Foods Company, Inc. under an eight year supply agreement. This agreement expires in 2010 and possibly as early as August 2008 if we are unable to renegotiate a price modification to the existing supply contract. If ACH Foods breaches its obligations under this contract and we are unable to locate other customers for our refined and bleached oil, or if we are unable to locate other customers for our excess crude oil, we may have to sell our oil at discounted prices and our business could be materially harmed.

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

We may not be able to manage the scope of our operations of soybean oil refining, polyol production, management of other processing facilities, and potentially biodiesel production. Soybean oil refining and the expansion of our management role in USSC have placed increased demands on our existing management and operations. In addition, while our management of MnSP’s operations in Brewster, Minnesota is scheduled to expire in September 2007, we plan to continue to offer management services to prospective processing facilities in the United States, as well as manage our soybean processing and refining plant in Volga. We are also considering entering the biodiesel business. Because of this, our management may be presented with unforeseen challenges in effectively managing the diversification and expansion of our business. Our inability to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We may enter a new line of business, biodiesel production, which will be subject to the risks inherent with a start-up business.  For some time, we have considered entering into biodiesel production, but we still do not own or operate a biodiesel facility, nor do we know the scope of our involvement in the future. We also have limited experience in constructing or operating a biodiesel plant other than constructing and managing MnSP’s facility in Brewster, Minnesota. If we do decide to construct or operate a biodiesel facility, such facility will be subject to all the risks inherent in the establishment of a new business enterprise and the biodiesel industry in general. There is no assurance that we can manage a biodiesel production effectively. Our inability to manage the operations of a biodiesel facility could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our management and other key personnel, and loss of their services may adversely affect our business. Our success and business strategy is dependent in large part on our ability to attract and retain key management and operating personnel. This can present particular challenges for us because we operate in a specialized industry and because our business is located in a rural area. Such individuals are in high demand and are often subject to competing employment offers. In particular, our success is dependent on our ability to retain the services of Mr. Christianson, our CEO, and Mr. Kersting, our Commercial Manager. The loss of the services of Messrs. Christianson or Kersting or the failure of such individuals to perform their job functions in a satisfactory manner, would have a material adverse effect on our business operations and prospects.

Industry Risks

We operate in an intensely competitive industry and we may not be able to continue to compete effectively. We may not be able to continue to penetrate successfully the markets for our products. The soybean processing business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the products we sell. We compete with other soybean processors such as Archer-Daniels Midland (ADM), Cargill, Bunge, and Ag Processing (AGP), among others, all of which are capable of producing significantly greater quantities of soybean products than we do, and may achieve higher operating efficiencies and lower costs due to their scale.

To produce soybean oil and meal, we must purchase significant amounts of soybeans, which are subject to disease and other agricultural risks. Production of soybean oil and meal at the plant requires significant amounts of soybeans. Soybeans, like other crops, are affected by weather conditions. A significant reduction in the quantity of soybeans harvested due to adverse weather conditions, disease or other factors could result in increased soybean costs with adverse financial consequences to our operations. Significant variations in actual growing conditions from normal growing conditions may adversely affect our ability to procure soybeans for the plant. We also have no definitive agreements with any soybean producers to provide soybeans to our plant.

The detection and spread of the Avian Flu virus into the United States could adversely affect our sales of soybean meal. The spread of the Avian Flu virus, otherwise known as the “bird flu virus,” has adversely affected the poultry industries globally, particularly in parts of Asia, the Middle East and Europe. In effort to combat the virus, several countries have ended up exterminating large quantities of poultry, including chicken, ducks and other kinds of fowl. Moreover, because of this virus, the demand for poultry in these areas in terms of human consumption has declined. While the virus has yet to be detected in the United States, many experts predict the virus will eventually appear. If this were to occur, the supply and demand for poultry may decline in the United States. Because soybean meal is a feed product for poultry, especially chickens, any significant decline in the supply and demand for poultry in the United States could adversely affect the demand for soybean meal.  Accordingly, our sales of soybean meal and financial operations could be adversely affected by the detection and spread of this virus in the United States.

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

Interruptions in energy supplies could have a material adverse impact on our business. Soybean processing requires a constant and consistent supply of energy. If there is any interruption in our supply of energy for whatever reason, such as delivery or mechanical problems, we may be required to halt production. If production is halted for any extended period of time, it will have a material adverse effect on our business. If we were to suffer interruptions in our energy supply, our production would likely fall and the profitability of our business would be harmed.

Because soybean processing and refining is energy intensive, our business will be materially harmed if natural gas and electricity prices increase substantially. Historically, natural gas and electricity prices have fluctuated significantly. While we have the ability to convert our natural gas burning boiler to diesel fuel on a day’s notice, increases in the price of natural gas or electricity would harm our business by increasing our energy costs.

Transportation costs are a factor in the price of soybean oil and meal and increased transportation costs could adversely affect our profitability. Soybean oil may be shipped by trucks, rail cars, and barges. Added transportation costs are a significant factor in the price of soybean oil, and we may be more vulnerable to increases in transportation costs than other producers because our location in Volga is more remote than that of most of our competitors. Today, most of our products are sold FOB Volga, South Dakota, and those that are not have the full transportation cost added to the contract. Transportation costs do not currently affect our margin directly; however, the added costs could eventually affect demand for our products.

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

If we are treated as a corporation for federal income tax purposes, our members’ capital units could decline in value. We have elected to be treated as a partnership for federal income tax purposes. This means that we do not pay income tax at the company level and that members pay tax on their proportionate share of our net income. In the event there are changes in the law or IRS interpretations, or trading in capital units that could result in classification of us as a publicly traded partnership, for example, if our capital units trading system is not operated as a qualified matching service as defined by the Treasury regulations, we may be treated as a corporation rather than a partnership for federal income tax purposes. In that case, we would pay tax on our income at corporate rates and no income, gains, losses, deductions or credits would flow through to our members. Currently, the maximum effective federal corporate rate is 35%. In addition, distributions would generally be taxed to members upon receipt as corporate dividends. Because a tax would be imposed upon us at the entity level, the cash available for distribution to members would be reduced by the amount of the tax paid. Reduced distributions could reduce the value of our members’ capital units.

There are significant restrictions on transferring the capital units. To maintain preferential partnership tax status, our capital units may not be traded on an established securities market or readily tradable on a secondary market. To help ensure that a market does not develop, our operating agreement prohibits transfers other than through the procedures specified in our Capital Units Transfer System. Under this system, all transactions must be approved by the Board of Managers. The Board approves transfers that fall within “safe harbors” contained in the publicly traded partnership rules under the federal tax code. Permitted transfers include transfers by gift or sale to qualified family members, transfers upon death, or transfers through a qualified matching service. Transfers through the qualified matching service are limited annually to no more than 10% of our total capital units outstanding. If a member transfers units in violation of the publicly traded partnership rules or without the prior written consent of the Board, the transfer is considered null and void and the Board has the option to redeem the member’s capital units at a substantial discount. These restrictions on transfer could reduce the value of a member’s capital units.

Our third party debt financing may reduce profitability and increase the risk of the loss to our members. As of December 31, 2006, we had approximately $12.9 million of outstanding long term and short term indebtedness, and an additional $18.0 million available under our lines of credit. The use of debt financing increases the risk that we will not be able to continue operating profitably because we will need to make principal and interest payments on this indebtedness. Debt financing also exposes our members to the risk that their entire investment could be lost in the event of a default on the indebtedness and a foreclosure and sale of our assets for an amount that is less than the outstanding debt.

We are subject to certain restrictions in making distributions to our members.  Our operating agreement contains certain restrictions in connection with making distribution to our members. If our minimum net income is below $500,000 or a cash distribution to our members would violate or cause a default under the terms of our debt financing, we will not make any distributions to our members, but rather will retain all of the net income generated for future operating purposes, including general working capital. In addition, cash distributions in excess of 30% of our net income are entirely at the discretion of our Board, and there is no guarantee as to when or if we will generate sufficient profits to make distributions at any particular level or that we will make any distributions at all. There may also be distribution restrictions added to our operating agreement in 2007 and in the future.

Item 2.    Properties.

We conduct our operations principally from our facilities in Volga. We own these facilities which serve as collateral for our debt instruments. These facilities, which are located on 46 acres of land, are served by multiple state highways and are near Interstate Highway 29.  Rail service is provided to our facilities by the Dakota, Minnesota and Eastern (DM&E) rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP) rail lines.

Item 3.    Legal Proceedings.

From time to time in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual dispute. Currently, we are not involved in any material legal proceedings. In the event we become involved, or in the case of proceeding not deemed material, we carry insurance that provides protection against general commercial liability claims, claims against our directors, officers and employees, business interruption, automobile liability, and workers’ compensation claims.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter ending December 31, 2006.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2007, the total number of capital units outstanding was 30,419,000, owned and held by 2,210 members.

Trading Activity

Our capital units are not traded on an established public market such as a stock exchange or The NASDAQ Stock Market. Our capital units must be traded and transferred in accordance with our operating agreement and Capital Units Transfer System, which provides for transfers to family members, upon death, by gift, and through a “qualified matching service,” subject to the Board’s final approval. Our qualified matching service is operated through Variable Investment Advisors, Inc., a Sioux Falls, South Dakota based broker-dealer whose trading service (www.agstocktrade.com) is registered with the Commission as an alternative trading system. The following table contains historical information regarding the trading of capital units through our trading or qualified matching service:

				# of Capital
Quarter	Low Price	High Price	Average Price	Units Traded
First Quarter 2005	NA	NA	NA	NA
Second Quarter 2005	NA	NA	NA	NA
Third Quarter 2005	$1.54	$1.75	$1.57	37,000
Fourth Quarter 2005	$1.50	$1.54	$1.51	23,500
First Quarter 2006	$1.22	$1.27	$1.25	21,000
Second Quarter 2006	$1.29	$1.32	$1.30	76,000
Third Quarter 2006	$1.32	$1.60	$1.45	152,250
Fourth Quarter 2006	$1.43	$1.49	$1.46	92,000

There were no issuer purchases of equity securities during the fourth quarter ending December 31, 2006.

Trading Restrictions

As a limited liability company, we must strictly restrict transfers of our capital units in order to preserve our preferential single-level tax status. Our capital units may not be traded on any national securities exchange or in any over-the-counter market. All transfers must be in accordance with our Capital Unit Transfer System, which may be amended by the Board from time to time. Our Capital Unit Transfer System prohibits any transfer that would result in the loss of our partnership tax status.

Pursuant to our operating agreement, a minimum of 2,500 capital units is required to be owned by an individual for membership, and no member may own more than 1.5% of the total outstanding capital units. In addition to the transfer restrictions described above, under certain limited circumstances the Board retains the right to redeem the capital units at the greater of $0.20 per capital unit or the original purchase price paid upon issuance of such capital units less cumulative distributions paid with respect to such capital units. The Board’s right to redeem is available in the event a member breaches the operating agreement or other contract with us or upon a failure to fulfill the membership requirements, including the foregoing minimum and maximum ownership requirements, but only if the member fails to cure the default after we send written notice. Under the qualified matching service, we cannot permit the number of capital units traded through the service each year to exceed 10% of our total issued and outstanding capital units. This is necessary in order to ensure that the qualified matching service falls within certain “safe harbors” contained in the publicly traded partnership rules under the federal tax code.

Our operating agreement prohibits transfers other than through the procedures specified in our Capital Units Transfer System. Under this system, all transactions must be approved by the Board. The Board generally approves transfers that fall within “safe harbors” contained in the publicly traded partnership rules under the federal tax code. Permitted transfers include transfers by gift or death, sales to qualified family members, and trades through the qualified matching service subject to the 10% restriction

Distributions

In 2002, we paid total cash distributions to our members in the amount of $5.5 million (19.53¢ per capital unit on a post-split adjusted basis). In 2003, we paid total cash distributions to our members in the amount of $2.5 million (9.0¢ per capital unit). In 2004, we made one cash distribution to our members in the amount of approximately $3.3 million (11.64¢ per capital unit). In 2005 and 2006, we made no cash distributions to our members.

On March 1, 2007, we paid a cash distribution to our members of $6.4 million (21.0¢ per capital unit).

Our operating agreement contains conditions and restrictions on the issuance of distributions. The Board is required to distribute 30% of available net income (i.e. gross cash proceeds from operations after deducting amounts used to pay expenses or establish reserves at the Board’s discretion) to members each year, unless available net income does not exceed $500,000 or such a distribution would violate or cause a default under the terms of our debt financing or other credit facilities or is otherwise prohibited by law. Any other distributions are entirely at the discretion of the Board and there is no guarantee as to when or if we will make distributions in any particular amount or at all and actual distributions will depend upon profitability, expenses and other factors. Earnings, losses and cash distributions are currently allocated to members based on their percentage of capital unit ownership. Additional conditions and restrictions may be added in 2007 and in the future.

Our ability to issue distributions in the future is substantially dependent upon our profitability, the discretion of our Board subject to the provisions of our operating agreement, and the approval of our lenders.

  Item 6.    Selected Financial Data

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC and our predecessor cooperative for the periods indicated. The historical financial information in the table below includes audited financial data of our predecessor cooperative prior to the effectiveness of the reorganization on July 1, 2002. The financial statements for the years ended December 31, 2006, 2005, 2004 and 2003 included in Item 8 of this report were audited by Gordon, Hughes & Banks, LLP.  The financial statements for the year ended December 31, 2002 included in Item 8 of this report were audited by Eide Bailly LLP.

	2006	2005	2004	2003	2002

Bushels Processed	27,775,724	28,003,640	26,823,093	28,384,272	27,963,507

Statement of Operations Data:
Revenues	$212,721,926	$210,370,966	$238,211,056	$207,256,575	$159,488,645
Costs & Expenses:
Cost of goods sold	(203,525,766)	(209,992,802)	(232,703,866)	(203,022,360)	(152,583,964)
Marketing & Admin Expense	(3,487,773)	(3,826,823)	(4,476,511)	(3,639,442)	(2,679,633)
Operating Profit (Loss)	5,708,387	(3,448,659)	1,030,679	594,773	4,233,687
Non-Operating Income	2,574,350	840,489	408,022	3,013,135	3,441,259
Interest Expense	(629,070)	(1,400,403)	(1,425,849)	(802,178)	(542,220)
Income Tax Expense	(2,308)	—	(1,032)	131,474	(520,000)
Minority Interest in Loss of Subsidiary	—	368,403	676,792	457,620	—
Net Income (Loss)	$7,651,359	$(3,640,170)	$688,612	$3,394,824	$6,612,726

Weighted Average Capital Units Outstanding(1)	30,419,000	29,758,885	28,250,139	28,258,500	28,258,500
Net Income (Loss) per Capital Unit	$0.252	$(0.122)	$0.024	$0.120	$0.235

Balance Sheet Data:
Working Capital	$11,951,704	$5,599,709	$(2,865,135)	$9,499,231	$5,363,332
Net Property, Plant & Equipment	25,526,402	27,756,941	30,130,219	31,825,619	33,761,185
Total Assets	82,070,372	73,630,296	72,499,888	81,617,064	70,284,896
Long-Term Obligations	12,007,955	14,712,635	9,115,496	17,664,442	10,234,523
Members’ Equity	40,409,808	32,768,497	32,122,573	34,730,590	33,875,593

Other Data:
Capital Expenditures	$660,397	$600,739	$1,209,852	$1,016,849	$4,645,020

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

Executive Overview and Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 28 million bushels of soybeans annually to produce approximately 680 tons of high protein soybean meal and 310 million pounds of crude soybean oil. We represent approximately 1.5% of total United States’ soybean processing capacity. In addition to our processing plant, we operate a soybean oil refinery in Volga which produces a partially refined soybean oil. The partially refined soybean oil is sold to an independent soybean oil food refiner and as a feedstock to industrial applications, such as plastics and biodiesel. The refining operations provide us with alternative option for marketing of soybean oil.  Other activities that generate income are our investment in MnSP, oil storage income and management and consulting agreements.

Soybean processing is basically a commodity driven business and is cyclical in nature. Our industry is dependent on the annual soybean crop production (supply side) and world economic growth (demand side for food). Soybean processing is also a highly consolidated industry with four companies in the United States controlling 85% of the soybean processing industry and 70% of the soybean oil refining capacity for food applications. We compete in this industry by producing high quality products and operating a highly efficient operation at the lowest possible cost.

In efforts to increase the value of the products we produce, we continue to invest in our subsidiary, USSC, for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. USSC’s technical staff and research lab facilities are located in Volga. USSC’s marketing focus in 2007 includes the auto industry, spray applications including insulation, carpet rebound and padding, and polyurethane system houses.  We also plan to diversify beyond USSC by entering the biodiesel industry in some capacity, a growing industry spurred by our nation’s need to decrease its reliance on foreign petroleum supplies.

We generated a net profit of $7.7 million for 2006, compared to a loss of $3.6 million for the same period in 2005, an improvement of $11.3 million, or $0.40 per bushel processed.  We attribute this improvement to three primary factors: 1) improved margin structure; 2) decreased production (energy), interest and general administration expenses; and 3) increased miscellaneous income. Improved market and margin conditions were driven by a more stable local soybean market, as the soybean basis paid and soybean meal basis received (sold) relationship widened to historical averages.

Biofuels and industrial utilization of food products such as corn, soybeans and other crops open up new opportunities and challenges for us and our industry. Over the last 30 years, the soybean industry has been driven by the number of people in the world and their capability to buy the food products produced from soybeans, meat and oil. As a result, the United States soybean industry has experienced an average growth rate of 1.0% to 2.0% percent annually. Increased demand for industrial soybean oil utilization, such as biodiesel and plastics, could drive United States soybean growth to 6.0% annually. Potentially offsetting the new industrial demand are health concerns with consumption of soybean oil containing trans fats. Our success during this period will be dependent upon our ability to manage the price volatility and price relationships of soybeans and soybean products, as well as our ability to deal with and adapt to technology advances in corn and soybean germ plasma, energy prices, public policy and technology advances in the production of biofuels and industrial products. These and other factors will present challenges in 2007 and in the foreseeable future.

Results of Operations

Comparison of Years Ended December 31, 2006 and 2005

	Year Ended December 31, 2006		Year Ended December 31, 2005
	$	% of Revenue	$	% of Revenue

Revenue	$212,721,926	100.0	$210,370,966	100.0
Cost of revenues	(203,525,766)	(95.7)	(209,992,802)	(99.8)
Operating expenses	(3,487,773)	(1.6)	(3,826,823)	(1.8)
Other income (expense)	1,945,280	0.9	(559,914)	(0.3)
Minority interest	—	—	368,403	0.2
Income tax expense	(2,308)	0.0	—	—

Net income (loss)	$7,651,359	3.6	$(3,640,170)	(1.7)

Revenue – Revenue increased $2.4 million, or 1.1%, from the year ended December 31, 2005 to the year ended December 31, 2006.  The increase in revenues was primarily driven by an increase in sales volume of crude soybean oil.  During the year ended December 31, 2006, we registered with the Chicago Board of Trade (CBOT) warehouse receipts for approximately 135.8 million pounds of crude soybean oil, or $33.1 million in revenue, compared to 30.0 million pounds and $6.2 million in revenue in 2005.  This increase was slightly offset by a decreased sales volume of refined and bleached soybean oil (27.8%) and soybean meal (2.6%), and a reduction in the average sales price of soybean meal (5.7%), decreasing revenue by approximately $29.8 million.

Gross Profit/Loss – For the year ended December 31, 2006, we generated a gross profit of $9.2 million compared to $0.4 million for the year ended December 31, 2005.  In addition to an increase in revenues of $2.4 million, our cost of revenues declined by $6.5 million.  Cost of revenues declined due to a decrease in cost of product sold, a decrease in natural gas costs and a decrease in freight and rail costs.  Our cost of product sold decreased by $4.2 million between periods because of an improved local soybean market. In 2005, local farmers were reluctant to sell their soybeans when soybean prices decreased from over $8 per bushel to less than $6 per bushel, which increased the local basis adjustment we paid for soybeans and increased our costs of product sold.  In 2006, however, the local basis adjustment decreased and returned to historical averages.  In addition, natural gas prices decreased in 2006 due to an increase in supply nationwide, resulting in an approximately $0.7 million reduction in production expenses compared to 2005.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $339,000, or 8.9%, for the year ended December 31, 2006 compared to the same period in 2005.  This decrease was the result of lower labor costs in USSC, and charges to MnSP of $243,000 in administrative expenses that had not been previously invoiced prior to 2006.  The lower labor costs in USSC were due to a restructuring of USSC’s staff and narrowing of market focus in July 2005.  Administrative expenses are expected to increase in 2007 due to the termination of cost-sharing management agreement with MnSP which is scheduled for termination on September 1, 2007.

Interest Expense – In 2006, interest expense decreased by $771,000, or 55.1%, compared to 2005.  The decrease was due to lower debt levels resulting from the decrease in soybean prices and improved profitability. This decrease was partially offset by higher interest rates on our senior debt. On December 31, 2006, we had outstanding debt of $12.9 million, the majority of which bore interest at an annual rate of 7.75%.  On December 31, 2005, in contrast, we had outstanding debt of $15.8 million, the majority of which bore interest at an annual rate of 7.05%.

Other Non-Operating Income – Other non-operating income increased from $0.6 million in 2005 to $2.4 million for the year ended December 31, 2006.  The increase of $1.8 million was primarily due to increases in oil storage income and our investment in MnSP.

Net Income/Loss – We recorded net income of $7.7 million for the year ended December 31, 2006, compared to net loss of $3.6 million for the same period in 2005.  The increase of $11.3 million was primarily attributable to an increase in gross margin on products sold as a result of a decrease in cost of revenues as well as an increase in other non-operating income.

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

Revenue – Revenue decreased $27.8 million, or 11.7%, from the year ended December 31, 2004 to the year ended December 31, 2005.  The decrease was a result of lower market prices of soybean meal, crude soybean oil, and refined and bleached soybean oil.  The average sales prices for soybean meal, crude soybean oil, and refined and bleached soybean oil decreased by 20.9%, 13.1%, and 20.0%, respectively.  The decrease in market prices was attributable to an improved U.S. soybean crop, which resulted in an increased supply of soybeans in 2005.  The price decreases were offset by an increase in sales volume of all products: soybean meal volume increased by 4.6%; crude soybean oil volume increased by 271.1%; and refined and bleached soybean oil volume increased by 10.3%. The increase in sales volume of crude soybean oil was the result of increases in the delivery and issuance of warehouse receipts to the CBOT.  The increase in refined oil sales was due to sales made to MnSP’s biodiesel plant at a time when MnSP’s refinery was not fully operational.

Gross Profit/Loss – For the year ended December 31, 2005, we generated a gross profit of $378,000, compared to a gross profit of $5.5 million for the year ended December 31, 2004.  Our gross profit decreased significantly because, while cost of revenues decreased by $22.7 million between periods, or 9.8%, this decrease was offset by our decrease in revenues of $27.8 million, or 11.7%.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased by $650,000, or 14.5%, for the year ended December 31, 2005, compared to the same period in 2004.  This decrease resulted primarily from lower general and administrative expenses in USSC when, in July 2005, USSC restructured its staff and narrowed its market focus to enhance profitability.

Interest Expense — In 2005, interest expense decreased by $25,000, or 1.8%, compared to 2004.  The decrease was due to lower debt levels resulting from the decrease in soybean prices.  The average debt level in 2005 was approximately $17.2 million, compared to an average debt level in 2004 of approximately $23.6 million. The decrease in interest expense due to the lower debt levels was partially offset by higher interest rates on our senior debt. On December 31, 2005, we had outstanding debt of $15.8 million, the majority of which bore interest at an annual rate of 7.05%.  On December 31, 2004, we had outstanding debt of $10.2 million, the majority of which bore interest at an annual rate of 4.85%.

Net Income/Loss — We recorded a net loss of $3.6 million for the year ended December 31, 2005, compared to net income of $689,000 in 2004.  The decrease of $4.3 million in net income was primarily attributable to a decrease in gross profit.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2006, we had working capital, defined as current assets less current liabilities, of $11.95 million and a current ratio, defined as current assets divided by current liabilities of 1.4 to 1, compared to working capital of $5.6 million and a current ratio of 1.2 to 1 on December 31, 2005. Working capital increased in 2006 by $6.4 million when compared to 2005, primarily because of improved earnings.

Comparison of the years ended December 31, 2006 and 2005

	2006	2005

Net cash from (used for) operating activities	$8,685,354	$(6,298,040)
Net cash from (used for) investing activities	(1,167,641)	(776,192)
Net cash from (used for) financing activities	723,497	7,138,365

Cash Flows from Operating Activities

The increase in net cash flow from operating activities between 2006 and 2005 was primarily attributed to an increase in net income and a decrease in accounts receivable.  The increase in net income resulted primarily from an improved local soybean market which decreased our cost of products sold.  All of these increases to net cash flows from operating activities were slightly offset by increases in inventory.

Cash Flows from Investing Activity

The increase in cash used for investing activities between 2006 and 2005 was attributed to an additional investment of $420,000 in MnSP in 2006, as expenditures made on property and equipment between periods were virtually the same.

Cash Flows from Financing Activity

The decrease in net cash provided by financing activities was principally due to a $2.9 million reduction in debt in 2006, compared to a $5.6 million (net of principal payments) increase in debt during the same period in 2005. During the year ended December 31, 2005, we used the $5.6 million in proceeds from long-term debt to finance an increase in inventory, reduce accrued commodity purchases, and fund net loss.  In addition, the decrease in net cash was caused by the absence of any cash raised from the sale of equity in 2006, compared to 2005 when $4.3 million in proceeds was raised in connection with a public offering.

We anticipate in the next 12 months having sufficient cash flows from operating activities and our revolving debt to fund working capital, to cover operating, administrative, and capital expenditures, and to meet debt service obligations.

Comparison of the years ended December 31, 2005 and 2004

	2005	2004

Net cash from (used for) operating activities	$(6,298,040)	$11,963,776
Net cash from (used for) investing activities	(776,192)	(1,891,791)
Net cash from (used for) financing activities	7,138,365	(10,590,259)

Cash Flows from Operating Activities

The decrease in net cash flow from operating activities between 2005 and 2004 was primarily attributed to a decrease in net income and increases in working capital requirements. The increase in working capital requirements was related to increases in accounts receivable and inventory, along with decreases in accrued commodity purchases and accounts payable. Accounts receivable increased primarily due to placing crude oil in storage with CBOT in late December 2005. The increase in inventory was mainly due to holding an increased quantity of soybeans compared to 2004. The decrease in accrued commodity purchases was attributed to possessing fewer soybeans on our deferred payment program at December 31, 2005 compared to 2004. These increases to the working capital requirements were offset by a decrease in our margin deposit accounts from 2004 to 2005.

Cash Flows from Investing Activity

The decrease in cash used for investing activities between 2005 and 2004 was attributed to a decrease in the purchase of capital improvements and investments in 2005, which were delayed due to lower margins in 2005.  In 2005, we spent approximately $609,000 less cash on purchases of property and equipment than in 2004. In 2004, we spent approximately $1.2 million on equipment to increase the energy efficiency of the boiler, for improvements in our crushing operations, and increased storage for Soyol™.  We also purchased in 2004 additional shares in MnSP for approximately $601,000.

Cash Flows from Financing Activity

The increase in net cash provided by financing activities between 2005 and 2004 was due to increasing our long-term debt, the issuance of capital units and not paying out a distribution to our members in 2005. In order to finance the increasing working capital requirements in 2005, we increased our long-term debt by approximately $5.6 million compared to decreasing our debt by $8.3 million in 2004. Also in 2005, we acquired proceeds of $4.3 million from the issuance of 2,190,500 capital units during our public offering. Further, although no distributions were made in 2005, $3.3 million in distributions were made to our members in 2004.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan agreement. Under the terms of this loan, we began with a $17.1 million credit line. It reduces by $1.3 million every six months. The final payment will be equal to the remaining unpaid principal balance of the loan on March 20, 2012. The revolving loan is set up so that we may borrow funds as needed up to the credit line maximum, and then pay down the principal whenever excess cash is available. Repaid amounts may be reborrowed up to the available credit line. We pay a 0.50% annual commitment fee on any funds not borrowed.

The second credit line is a revolving working capital loan that expires on September 1, 2007.  The primary purpose of this loan is to finance inventory and receivables. The maximum availability under this credit line is $16 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce these credit lines during any given commitment period listed in the agreement to avoid the commitment fee.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. We can get a fixed rate quote from CoBank at any time and lock-in the interest rate on all or a part of our borrowings that are available for fixing. Both CoBank loans are secured by substantially all of our assets.  In addition, both loans are subject to compliance with standard financial covenants and the maintenance of certain financial ratios, including but not limited to, a fixed debt service coverage ratio of not less than 1.2:1.00 and a minimum working capital of not less than $6 million including the amount available and outstanding balance on the revolving long-term loan.  The balance borrowed on the revolving term loan was $11.9 million and $14.5 million as of December 31, 2006 and 2005, respectively. There were no advances outstanding on the working capital loan at December 31, 2006 and 2005.  The annual interest rate on both the working capital and revolving term loans as of December 31, 2006 was 7.75%.

We also have other long-term contracts and notes totaling approximately $1.0 million, with a weighted average annual interest rate of 4.4% as of December 31, 2006. These arrangements include a no interest $621,000 long-term note payable to the other USSC shareholders relating to our purchase of their tendered USSC shares. The obligation is secured by the purchased shares. Our highest interest payable during 2006 was a $250,000 loan held by USSC at 15% per annum.  We made principal payments of $342,000 and $965,000 on these additional long-term obligations during the years ended December 31, 2006 and 2005, respectively.

Out indebtedness is expected to increase in 2008 as a result of improvements to our facility’s railway infrastructure.  We are currently guaranteeing a $1.81 million loan between the State of South Dakota Department of Transportation and the Brookings County Regional Railway Authority.  This guaranty, however, will become a direct obligation of ours beginning in 2008, at which time we will begin making principal and interest payments on an annual basis.  For further details of this transaction, please see “Off-Balance Sheet Financing Arrangements-Guaranty” below.

Capital Expenditures

We invested approximately $660,000 in capital expenditures for property and equipment during the year ended December 31, 2006, compared to approximately $601,000 in capital expenditures during the year ended December 31, 2005.  Depending on our profitability in 2007, we anticipate spending between 2.0 million and $4.0 million on capital expenditures during the year ended December 31, 2007 to enhance the quality and efficiency of our soybean crushing facility. One such project will be to improve our railway infrastructure at our facility. Our principal sources of funds are anticipated to be cash flows from operating activities, borrowings under our revolving and working capital loans with CoBank, and a low interest loan from the South Dakota Railroad Fund administrated by South Dakota’s Department of Transportation.

Off Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Guaranty

On March 6, 2007, we became a guarantor of a loan between State of South Dakota Department of Transportation and the Brookings County (South Dakota) Regional Railway Authority. On March 6, 2007, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railroad Authority a total sum of $1.81 million for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. The interest rate on the loan is 4.857% per year. Principal and interest payments are due annually, with the first payment due on October 1, 2008 and the final payment due at maturity in October 2017. In consideration of this unsecured loan, we agreed to guarantee to the State of South Dakota Department of Transportation the full loan amount, plus interest.  This guaranty, however, will become a direct obligation of ours in October 2008, when we will be responsible for paying the above-described principal and interest payments on an annual basis.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars. Total lease expense under these arrangements was approximately $2.1 million for both years ended December 31, 2006 and 2005. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $1.9 million and $2.2 million for the years ended December 31, 2006 and 2005, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $147,000 and $283,000 for the years ended December 31, 2006 and 2005, respectively. Some of these leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

Contractual Obligations

The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$12,854,294	$947,931	$5,206,363	$5,200,000	$1,500,000

Operating Lease Obligations	16,306,926	1,975,978	3,341,304	3,251,204	7,738,440

Other Long-Term Liabilities	101,592	11,000	—	—	90,592

Total	$29,262,812	$2,934,909	$8,547,667	$8,451,204	$9,329,032

Recent Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 has not had a significant impact on our results of operations or financial position.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“SFAS 157”).  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged.  We are currently evaluating the impact of adopting SFAS 157 on our financial statements, but do not believe the adoption of this standard will have a significant impact on our results of operations or financial position.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  This standard permits an entity to measure financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS 159 are elective; however, the amendment to FASB 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates.  The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes the choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157.  Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

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

Inventory Valuation

We account for our inventories at estimated market value. These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing, and have predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Processed product price estimates are determined by the ending sales contract price as of the close of the final day of the period. This price is determined by the closing price on the Chicago Board of Trade, net of the local basis. Changes in the market values of these inventories are recognized as a component of cost of goods sold.

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

Item 8.        Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report, and financial statements and schedules for the years ended December 31, 2006, 2005 and 2004.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required.

Changes in Internal Control Over Financial Reporting. There were no significant changes in our internal control over financial reporting or, to the knowledge of our management, in other factors that could materially affect these controls during the fourth quarter of 2006.

Item 9B.     Other Information.

None.

Part III

Item 10.      Directors, Officers and Corporate Governance.

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

The table below describes important information about the members of the Board.

Name, Address and Board Position, if any	Age	Board Member Since	Current Term Expiring	Occupation and Background
Alan Christensen 21056 450th Avenue Arlington, SD 57212-6717	52	2006	2009

Alan has been a farmer for the past 32 years. He served as a director on the Executive Board of the South Dakota Pork Producers Council from 2001-2006. He is a member of South Dakota Farm Bureau, South Dakota Soybean Association, and South Dakota Corn Growers Association, and is a former trustee of Trinity Lutheran Church. He received a B.S. degree in Ag Business from South Dakota State University, Brookings, South Dakota in 1976.

Dean Christopherson 32732 Quine Ave. Worthington, MN 56187	58	2004	2007

Dean has been a farmer for the past 35 years. He is president of Nobles County Farm Bureau and a 4-H leader. He is a past director of SouthWest Farm Management and AMPI. Dean is a member of First Covenant Church in Worthington, Minnesota. He attended Worthington Community College for two years and the University of Minnesota for one year.

David Driessen 105 4th St. West Canby, MN 56220	51	2005	2008	David has been a farmer for the past 28 years. He is past director of the Canby Farmers Grain Coop. He received his B.A. degree from Southwest State University in Marshall, Minnesota in 1977.

Wayne Enger Treasurer 2090 180th Street Madison, MN 56256	53	2004	2007

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

Dan Feige 45974 232nd St. Wentworth, SD 57075-9644	52	2006; Also served from 1996-2005	2009

Dan has been a farmer for the past 30 years. He is a member of the National Corn Growers Association, the American Soybean Association currently serving as 2nd vice president and biodiesel committee chairman. He is past vice president past delegate for Associated Milk Producers. He attended the University of South Dakota at Springfield and received an Associate Degree in Diesel Technology with a minor in Education and Business.

Ronald J. Gorder 19196 471st Ave. Estelline, SD 57234	44	2005	2008

Ronald has been a farmer for the past 25 years. He is president of the Estelline School Board and serves as a director of the South Dakota Soybean Association. He attended Concordia College in Moorhead, Minnesota in 1982

Kent Howell 212981 464th Ave. Volga, SD 57071	51	2005	2008	Kent has been a farmer for the past 28 years. He is a member of the Volga Fire Department. He received his B.S. from South Dakota State University in Brookings, South Dakota in 1977.

James H. Jepsen 48480 231st St. Flandreau, SD 57028- 6631	49	2006; Also served 1996-2005	2009

James has been a farmer for the past 30 years. He is currently a member and was the former president of the South Dakota Soybean Association. He received an Associate of Arts Degree in General Ag from South Dakota State University, Brookings, South Dakota in 1977.

Jerome L. Jerzak 2974 County Hwy 5 Ivanhoe, MN 56142	60	2005	2008

Jerome has been a farmer for the past 41 years. He is a member of the Minnesota Crop Improvement Association, the Minnesota Soybean Association and the Minnesota Corn Growers, and is a former board member of the Ivanhoe Elevator Cooperative and the Ivanhoe School Board.

Peter Kontz 47068 223rd St. Colman, SD 57017	64	1998	2007

Peter has been a farmer for the past 40 years. He is a member of the South Dakota Cattlemen’s Association (Treasurer for four years), South Dakota Corn Growers Association, and the South Dakota Soybean Association. He attended the School of Agriculture in Brookings, South Dakota.

Laron Krause 47244 181st St. Clear Lake, SD 57226	46	2004	2007

Laron has been a farmer for the past 29 years. He is a member of the South Dakota Soybean Association, South Dakota Pork Producers, and South Dakota Corn Growers Association, and is a former president of the South Dakota Soybean Association. Laron graduated with a degree in Production Agriculture from Canby Vocational Tech, Canby, Minnesota in 1980.

Bryce Loomis President 19989 464th Ave. Bruce, SD 57220	64	1998	2007

Bryce has been a farmer and seed sales representative for the past 40 years. He is a member of the National Corn Growers Association, the South Dakota Soybean Producers Association and the Farm Bureau.

Robert Nelsen 1173 280th Ave. Westbrook, MN 56183	66	2005; Also served 1995-2004	2008

Robert has been a farmer for the past 44 years. He is a state director of the Minnesota Soybean Growers Association and a board member of the Murray County Corn and Soybean Growers. He is also on the executive board of the Lions Club of Westbrook, Minnesota.

Robert Nelson 46338 213th Street Volga, SD 57071	61	2006	2009	Robert has been a farmer for the past 38 years at Nelson Farms, Inc. He received a B.S. degree in Ag from South Dakota State University, Brookings, South Dakota in 1968.

Maurice Odenbrett 2778 41st St. Fulda, MN 56131	61	2006; Also served from 1995-2005	2009

Maurice has been a farmer for the past 43 years.  He serves as supervisor of the Belfast Township, vice chairperson of the Murray County Township association and trustee of the Finance Council of Saint Gabriel’s Catholic Church in Fulda.

Steven C. Preszler 28708 433rd Ave. Menno, SD 57045	47	2005	2007

Steven has been a farmer for the past 27 years. He is director and vice president of Lumber Yard Board. He is also the past president of Jaycees of Menno and treasurer of the Salem Reformed Church. He is a brother-in-law of Corey Schnabel who is also a board member.

Greg Schmieding 6213 S. Doral Tr. Sioux Falls, SD 57108	51	2005	2008

Greg has been a senior vice president of Metavante since July 1994 and vice president/general manager for Manpower, Inc. since July 2005. Prior to this, Greg was a senior vice president of First Data Corp. for two years and employed by IBM for over eleven years. Greg also currently manages his family farm operations in South Dakota and Iowa. He received his B.S. degree from South Dakota State University in 1977 and his M.B.A. degree from the University of South Dakota in 1981.

Corey Schnabel Vice President 43555 273rd St. Freeman, SD 57029	48	2005; Also served from 1995 to 2004	2008

Corey has been a farmer for the past 27 years. He is a Grandview Township Supervisor. He belongs to the South Dakota and National Corn Growers Association, the South Dakota and American Simmental Association. He is also a former director of the South Dakota Corn Growers Association and National Corn Growers Association. He is a graduate of Lake Area Technical Institute in Watertown, South Dakota, where he earned an Associate degree in Ag Business in 1980. He is a brother-in-law of Steven Preszler who is a board member also representing District 3.

Lyle R. Trautman 409 Lakeview St. Lake Benton, MN 56149	53	2006; Also served from 1996 to 2005	2009

Lyle has been a farmer for the past 33 years. He is a member of the Lincoln County Soybean and Corn Growers Associations and the Minnesota Soybean and Corn Growers Associations. He is also a member of the Lake Benton City Council. He attended Mankato State College and University of Minnesota, Waseca.

Anthony Van Uden 3461 300th Ave. Cottonwood, MN 56229	69	1996	2007

Anthony has been a farmer for the past 45 years. He is a member of Minnesota Soybean Association, and the American Legion. He is a past director of the Farmers Elevator Company, Cottonwood, MN, Lucas Town board, as Chairman, and the Lyon County Planning and Zoning Committee.

Gary Wertish 26416 County Rd. Renville, MN 56284	56	2006	2009

Gary has been a farmer for the past 38 years He serves as supervisor of Emmet Township and as a board member of the Renville Volunteer Ambulance Association. He received an Associate Degree in Ag Business from Willmar Area Vocational Technical Institute in 1970.

Committees of Board of Managers

The Board of Managers formed the following committees: Finance and Audit Committee, Nomination Committee, Governance Committee, Public Relations Committee, and Planning Committee.  The Board does not have a Compensation Committee. The current members of the Finance and Audit Committee are Anthony Van Uden, who serves as the chairperson of the committee, Wayne Enger, Dan Feige, Jerome Jerzak, Robert Nelsen, Maurice Odenbrett and Greg Schmieding.  Because our Board members are generally farmers, as is common for producer-based agricultural entities, we do not have an audit committee financial expert serving on our Finance and Audit Committee.  The Board, however, has selected members for the Finance and Audit Committee based on the Board’s determination that they are fully qualified to monitor management, our internal accounting operations and the independent auditors and are fully qualified to monitor our disclosures to assure that they fairly present our financial condition and results of operations. In addition, the Finance and Audit Committee has the authority to engage advisers as it deems necessary to assist it in carrying out its duties.

The current members of the Nomination Committee are Maurice Odenbrett, who serves as the chairperson of the committee, Dave Driessen, Dan Feige, Ron Gorder, Pete Kontz, Bryce Loomis, and Anthony Van Uden.  Our Nomination Committee Charter is available for review on our website at http://www.sdsbp.com.   In order to submit to the Nomination Committee for a nomination to the Board for the 2007 Annual Meeting, members were required to return to the Nomination Committee a nomination petition form no later than March 31, 2007.  Nominations submitted from the floor at the Annual Meeting are not allowed. The members of the Nomination Committee then review each of the submitted forms during their selection process and search for and contact additional potential nominees at their discretion.

Executive Officers

The following individuals serve as our executive officers in the capacities listed as of the date of this filing. These officers serve at the discretion of the Board of Managers and can be terminated without notice.

Name	Age	Position

Rodney G. Christianson	53	Chief Executive Officer
Thomas J. Kersting	44	Commercial Manager

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

Our chief financial officer, James A. Seurer, resigned from his position effective February 28, 2007.

Code of Ethics

We have adopted a written code of ethics, which applies to our principal executive officer, principal financial and accounting officer, controller or persons performing similar functions.  A copy of the code of ethics is filed as Exhibit 14.1 to this Report.

Compliance with Reporting Requirements of Section 16 of the Exchange Act

Under Section 16(a) of the Exchange Act, our directors, executive officers and any persons holding 10% or more of the common stock are required to report their ownership of our capital units and any changes in that ownership to the Securities and

Exchange Commission (the “SEC”) and to furnish us with copies of such reports. Specific due dates for these reports have been established and we are required to disclose in this report any failure to file on a timely basis by such persons. To our knowledge, based solely upon a review of copies of such reports received by us which were filed with the SEC from January 1, 2006 through March 31, 2007, and upon written representations from such persons that no other reports were required, we believe that all reports required to be filed under Section 16(a) for 2006 have been timely filed with the SEC.

Item 11.      Executive Compensation.

Compensation and Discussion Analysis.

Objectives of the Compensation Program

Our Board directly oversees the executive compensation and employee benefit program. We have not designated or created a separate compensation committee for this purpose.  The Board designed the compensation program to attract and retain outstanding key officers and to motivate and reward management for achieving financial, operational and strategic success, thereby building value for our members.  The primary purpose of the compensation program is to reward superior performance; that is, reward management for meeting or exceeding financial and operational goals set by the Board.  When excellent performance is achieved, compensation is increased. Conversely, deficient performance generally results in a decrease or no change in compensation.

Elements in Compensation

This section is an overview of our compensation program for our principal executive officers (PEOs) and describes the various elements and discusses matters relating to those items, including why the Board chose to include items in the compensation program.  The next section describes how 2006 compensation was determined and awarded to the PEOs.  Our executive compensation program is comprised of three elements: base salary, annual bonus incentive, and other benefits.

Base Salary

Base salaries for our PEOs are determined based on individual responsibilities and duties, performance and experience.  Generally, salaries are designed to attract and retain talent.  Our compensation program for PEOs is designed so that approximately 70% to 80% of our total direct compensation is in the form of base salary. Our CEO’s salary is determined and set forth under his employment agreement.  Increases in salary, bonus, and other benefits to other PEOs are annually reviewed and approved by the Board based on recommendations from the CEO.

Annual Bonus Incentive

Annual incentive compensation in the form of a bonus is made to all full-time employees, including PEOs, under an employee profit-sharing program approved by the Board.  It is designed to provide incentives for achieving short-term financial goals for the Company.  Under the annual incentive program, cash awards are made to PEOs if and only to the extent that the Company is profitable. That is, a bonus is awarded to the PEOs based on the Company’s net income at the end of the fiscal year. The specific percentage allocated to our CEO is based on the terms of his employment agreement. The specific percentage allocated awarded to other PEOs is based on a formula and an evaluation by our CEO, who takes into account current base salary level, level of responsibility and the impact of the PEO’s position on profits.

Other Benefits

Other benefits provided to our PEOs include such things as a non-qualified and qualified deferred compensation program, post-termination compensation and, solely for our CEO, certain perquisites.  We also provide to our PEOs other benefits such as medical coverage to the same extent as such benefits are provided to our other employees and dental coverage.  These benefits are intended to make our PEOs more efficient and effective and provide for their health, and well being. The Board reviews these other benefits to confirm that they are reasonable and competitive in light of the overall goal of designing the compensation program to attract and retain talent while maximizing the interests of our members.

Deferred Compensation Program

We offer a deferred compensation plan to permit the deferral of equity-based cash compensation to facilitate tax and retirement planning and incentivize certain PEOs to perform at a high level and based upon long-term goals of the Company.  Messrs. Christianson and Kersting have a non-qualified deferred plan that provides “phantom” capital units.  The awarded phantom capital units are valued annually based on fair market value of the Company’s or subsidiary’s capital units at the end of the year.  Mr. Kersting initial grants under these plans are fully vested, whereas Mr. Christianson’s initial grants are 83% vested and will be fully vested by February 1, 2008.  Upon the beginning of termination of employment with us or such person’s 65th birthday, we will pay Messrs. Christianson and Kersting the amount equal to the fair market value of the participant’s total vested phantom units in five annual, substantially equal installments.

We also provide the PEOs and all employees of the Company a tax-qualified 401(k) plan of the Internal Revenue Code.  We match fifty percent of all employee’s contributed earnings, up to a maximum of a three percent contribution, on a bi-monthly basis.

Changing Control and Severance Benefits

The Board believes that a change in control and severance benefits are an important part of our compensation structure for our CEO and less so for other PEOs.

The Board believes that the CEO’s employment agreement should contain benefits relating to change in control and severance benefits to help to secure the continued employment of our CEO notwithstanding any concern he might have at such time regarding his own continued employment, prior to or following a change in control.  Additional information regarding the change in control and severance benefits to our CEO is found below in the section, “Potential Payments upon Termination or Change-in-Control.”

Perquisites

We provide to our CEO very limited perquisites intended to serve business needs for the benefit of us.  It is understood that some may be used for personal reasons as well. When perquisites are used for personal reasons, the cost of value is imputed to the CEO as income and the CEO is responsible for all applicable taxes.

How The Amount Of 2006 Compensation Was Determined

This section describes how 2006 compensation was determined and awarded to the PEOs.

Mr. Christianson’s 2006 base salary.  The Board previously determined Mr. Christianson’s base salary in 2006 for serving as the CEO solely through an employment agreement entered into on February 1, 2004. Under this agreement, Mr. Christianson’s annual base salary is $300,000 and, unless renegotiated before such time, will continue to be the same through the term of his employment agreement, or August 31, 2008. His annual base salary in 2005 was also $300,000.

Other Named PEOs’ 2006 Base Salary. The Board reviewed and approved the CEO’s recommendation for increases to base salaries in 2006. Tom Kersting’s base salary in 2006 was $135,000 and Jim Seurer’s base salary was $100,000 at the beginning of 2006. Both Messrs. Kersting and Seurer received a base salary raise in 2006, with Mr. Kersting receiving a 29.6% increase in August and Mr. Seurer receiving a 25% increase in June. Competitive pressure from the growing biofuels industry was a key factor in determining base salaries in 2006 for Messrs. Kersting and Seurer.

How Annual Bonus Incentive Was Determined

Chief Executive Officer.  For 2006, the annual incentive bonus payment to our CEO, Mr. Christianson, was based on his employment agreement.  Under his employment agreement, Mr. Christianson is entitled to a bonus of 1/2 of 1% of our annual net income (before taxes and member distributions on net income) up to $5 million, or if our net income exceeds $5 million, is entitled to a bonus of 1% of our net income.  Net income under Mr. Christianson’s employment agreement is defined as net income according to our audited financial statements in 2006, excluding any income or expense that is considered extraordinary and not arising in the ordinary course of business. Net income in 2006 for purposes of Mr. Christianson’s bonus calculation was $8,038,000.  Accordingly, Mr. Christianson’s bonus was $80,384, compared to $3,536 in 2005, which the Board approved.

Other Named Principal Officer’s 2006 Annual Bonus Incentive.  For 2006, the annual incentive bonus payment was based on our employee profit-sharing program which was approved by the Board. Under the program, all employees are entitled to receive a bonus based on our profitability and their performance for the year. Specifically, if net income exceeds $2 million at the end of the year, an aggregate amount, or pool, is set aside for distribution based on the following formula:  [Net Income -$2 million] * 4%. Net income for purposes of this calculation is defined as non-consolidated net income according to our audited financial statements in 2006, excluding any income or expense that is considered extraordinary and not arising in the ordinary course of business.

Our net income in 2006 for purposes of calculating other employees’ incentive bonus pool was $9.76 million. Distribution of bonuses to all employees, including other PEOs, takes into account current salary level, level of responsibility and the impact of the employee’s position on profits. To be eligible, an employee must be employed by us for a minimum of ten months of the fiscal year and be currently employed at the time of the distribution. Mr. Kersting was awarded a bonus of $34,000 in 2006, compared to $350 in 2005. Mr. Seurer did not receive a bonus in 2006 following his resignation in February 2007.

How Deferred Compensation Was Determined

For 2006, the increase value of the phantom units awarded to Messrs. Kersting and Christianson was based on the increase in the fair market value of the Company’s capital units compared to last year. Fair market value is defined as the average trading price of the Company’s capital units during the most recent three calendar quarters in which the capital units are traded. The Company’s capital units are traded through a qualified matching service, as defined by the Internal Revenue Code, and registered alternative trading system. The fair market value of the Company’s capital units was higher in 2006 than in 2005, resulting in an increase in phantom units awarded.

Conclusion

The Board is confident that our compensation program is performance-based and consistent with companies similarly situated to us.  The program is designed to attract, attain and reward our officers and to motivate and reward them for achieving high levels of business performance and financial results that build member value.

Summary Compensation Table

The tables below summarize the total compensation paid or earned by each of the PEOs.  Salary amounts may not match the amounts discussed in “Compensation Discussion and Analysis” because that discussion concerns salary rates; the amounts paid reported in the Summary Compensation Tables reflect actual amounts paid during the year including the effect of changes in salary rates in 2006. Changes to base salary generally do not take effect at any set time of the year as changes are evaluated and made at the discretion of the CEO.

Bonus amounts reflect the amounts paid under the annual incentive plan on the basis of an officer’s employment agreement or individual performance.

Stock awards reflect equity-based cash awards paid under the deferred compensation program with respect to phantom units awarded to the officer.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) See Note 4 (d)	Stock Awards ($) See Note 5 (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) See Note 6 (i)	Total ($) (j)
Rodney Christianson(1)	2006	$300,000	$80,384	$3,682	NA	NA	NA	$7,200	$391,266
James Seurer (2)	2006	$114,763	0	0	NA	NA	NA	$3,837	$118,600
Tom Kersting (3)	2006	$151,931	$34,000	$2,440	NA	NA	NA	$5,750	$194,121

(1)          Rodney Christianson is the Chief Executive Officer of the Company.

(2)          James Seurer served as Chief Financial Officer of the Company from March 2005 to February 28, 2007.

(3)          Tom Kersting is the Commercial Manager of the Company.

(4)          Mr.  Christianson’s bonus was solely based on the Company’s profitability under his employment agreement. Mr. Kersting’s bonus was based on the Company’s profitability and his overall performance.

(5)          The amounts shown in this column represent the equity-based cash awards under a deferred compensation plan with respect to the issuance of phantom units.

(6)          The amounts shown in this column include the items summarized in the following table:

ALL OTHER COMPENSATION TABLE

Name of Officer	Company Payments Relating to Employee Savings Plan ($) See Note 7	Company Paid Life Insurance Premiums ($) See Note 8	Total All Other Compensation
Christianson	$6,600	$600	$7,200
Seurer	$3,437	$400	$3,837
Kersting	$5,150	$600	$5,750

(7)        The amount shown in this column represents the Company’s matching contribution to the  employee’s 401(k) qualified plan.  The 401(k) plan is available to all employees and the Company will match 3% of the employee’s contribution to the plan.

(8)        The amount shown in this column represents the premiums paid during 2006 for basic term life insurance, and accidental and disability insurance policies for all PEOs.

Potential Payments upon Termination or Change in Control

Under the employment agreement of February 1, 2004 between the Company and Mr. Christianson, Mr. Christianson will continue to serve as Chief Executive Officer until at least January 31, 2008.  In the event that Mr. Christianson is terminated from employment from the Company before January 31, 2008 for any reason other than described below, he is entitled to the following benefit:

•      a payment equal to 1.5 times Mr. Christianson’s base salary at the time of termination for a one year period. Payments would be made in 18 equal monthly installments of $25,000 each beginning on the first day of the month following termination.

Mr. Christianson is not entitled to the above severance benefit from the Company for any of the following reasons:

•      his death;

•      his disability;

•      termination is for “cause”;

•      he voluntarily resigns from employment;

•      the Company has ceased all business activities, become insolvent and/or has filed a voluntary petition in bankruptcy, or has had filed against it an involuntary petition in bankruptcy;

•      he becomes employed in a similar position by a successor company that has purchased substantially all of the assets of Company, and

•      the Company is merged into another company and he is retained by the surviving company in a similar position.

“For cause” under the employment agreement means:

•      confession or conviction of theft, fraud, embezzlement, or any other crime involving dishonesty with respect to the Company;

•      excessive absenteeism (other than by reason of physical injury, disease, or mental illness) without reasonable cause;

•      act or omission constituting a material breach of any provision of this employment agreement;

•      habitual and material negligence in the performance of his duties;

•      abusing, misusing or destroying Employer’s property or the property of customers or other employees;

•      making or publishing false, vicious or malicious statements concerning employer, its operations, employees or members of the Board of Managers;

•      habitually reporting for work under the influence of intoxicants or drugs; and

•      intentional violation of any law directly impacting the Company’s business;

No other PEOs are entitled to the severance benefit provided to Mr. Christianson, or similar benefit, upon their termination of employment with the Company.

Board of Manager Compensation

For their services on the Board of the Company, an individual receives compensation shown in the following table and explained in the accompanying notes. No employees serve on the Board.

MANAGER COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation	All other Compensation	Total ($)
Alan Christensen	$1,350	—	—	—	—	—	$1,350
Dean Christopherson	$3,300	—	—	—	—	—	$3,300
David Driessen	$3,525	—	—	—	—	—	$3,525
Wayne Enger	$3,900	—	—	—	—	—	$3,900
Dan Feige	$1,950	—	—	—	—	—	$1,950
Ron Gorder	$3,075	—	—	—	—	—	$3,075
Kent Howell	$3,525	—	—	—	—	—	$3,525
James Jepsen	$1,275	—	—	—	—	—	$1,275
Jerome Jerzak	$3,075	—	—	—	—	—	$3,075
Pete Kontz	$3,225	—	—	—	—	—	$3,225
Laron Krause	$2,925	—	—	—	—	—	$2,925
Bryce Loomis	$4,750	—	—	—	—	—	$4,750
Robert E. Nelsen	$3,900	—	—	—	—	—	$3,900
Robert Nelson	$1,350	—	—	—	—	—	$1,350
Maurice Odenbrett	$1,500	—	—	—	—	—	$1,500
Steven Preszler	$1,950	—	—	—	—	—	$1,950
Greg Schmieding	$2,175	—	—	—	—	—	$2,175
Corey Schnabel	$4,725	—	—	—	—	—	$4,725
Tony Van Uden	$4,850	—	—	—	—	—	$4,850
Lyle Trautman	$1,575	—	—	—	—	—	$1,575
Gary Wertish	$1,500	—	—	—	—	—	$1,500

Fees Earned or Paid in Cash

All directors receive a $250 fee for each board or committee meeting or function requiring more than four hours of service, $100 for each board or committee meeting or function requiring less than four hours of service, and $75 for conference calls.

Other Compensation

Managers are reimbursed at current IRS rates for travel incurred for each board and committee meeting or function and when attending other events on behalf of the Company.

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We do not have any compensation plans under which our capital units are authorized for issuance.

The following table sets forth the beneficial ownership of our outstanding capital units by our Board members and named executive officers as of April 2, 2007.  As of that date, no person beneficially owned more than 5% of our capital units.

Name and Address of Beneficial Owner (1)	Number of Votes Beneficially Owned	Voting Percentage	Number of Capital Units Beneficially Owned	Ownership Percentage

Alan Christensen, Manager (2)	1	*	30,000	*
Rodney Christianson, CEO (3)	1	*	23,000	*
Dean Christopherson, Manager	1	*	30,000	*
David Driessen, Manager	1	*	45,000	*
Wayne Enger, Manager	1	*	18,000	*
Dan Feige, Manager	1	*	31,500	*
Ronald Gorder, Manager (4)	1	*	72,000	*
Kent Howell, Manager (5)	1	*	80,000	*
James Jepsen, Manager	1	*	35,000	*
Jerome Jerzak, Manager (6)	1	*	22,500	*
Tom Kersting, Commercial Manager	1	*	0	*
Peter Kontz, Manager (7)	2	*	119,000	*
Laron Krause, Manager	2	*	20,000	*
Bryce Loomis, Manager (8)	1	*	40,000	*
Robert Nelsen, Manager	1	*	24,000	*
Robert Nelson, Manager (9)	1	*	8,500	*
Maurice Odenbrett, Manager	1	*	40,000	*
Steven Preszler, Manager	1	*	17,000	*
Greg Schmieding, Manager (10)	1	*	8,750	*
Corey Schnabel, Manager	1	*	15,000	*
James Seurer (11)	0	*	0	*
Lyle Trautman, Manager(12)	1	*	14,500	*
Tony Van Uden, Manager	1	*	60,000	*
Gary Wertish, Manager (13)	1	*	163,000	*
Manager and Executive Officers, as a group	25		916,750	3.0%

*	Percentage of shares beneficially owned does not exceed 1% of the class.
(1)	The addresses for each of the individual managers listed are set forth above under Item 10—”Board of Managers.”
(2)	Represents capital units owned jointly with Mr. Christensen’s wife.
(3)	Represents capital units owned of record by Mr. Christianson’s wife.
(4)	Represents capital units owned of record by Gorder Dairy Farm of which Mr. Gorder is an owner.
(5)	Includes capital units owned of record by Howell Farms of which Mr. Howell is an owner.
(6)	Represents capital units owned jointly with Mr. Jerzak’s wife.
(7)	Includes 73,000 capital units owned of record by Mr. Kontz’s wife.
(8)	Represents capital units owned jointly with Mr. Loomis’s wife.
(9)	Represents capital units owned jointly with Mr. Nelson’s wife.
(10)	Represents capital units owned jointly with Mr. Schmieding’s wife.
(11)	Mr. Seurer resigned from his position as chief financial officer on February 28, 2007.
(12)	Represents capital units owned jointly with Mr. Trautman’s wife.
(13)	Includes 14,000 capital units owned of record by Mr. Wertish’s wife.

Item 13.      Certain Relationships and Related Transactions, and Directors Independence.

Our individual Board members and executive officers have not entered into, and do not anticipate entering into, any contractual or other transactions between themselves and us, except for continuing employment agreements, our operating agreement, and soybean purchases that are on the same terms available to the public. Board members receive a per diem fee and other reimbursement and compensation for their Board services, as described above. The executive officers receive compensation as executive officers as described above.

We do not have any formal policies and procedures for the review, approval or ratification of transactions between individual Board members or officers and the Company except as set forth under our operating agreement. Under our operating agreement, all acts of the Board are required to be conducted by majority vote of disinterested persons serving on the Board. A disinterested person is defined as a person who does not have a financial interest or affiliation in any contract or agreement, or whose family member does not have a financial interest or affiliation. A person who is not disinterested is precluded from voting on the matter at hand unless such agreement or contract is made available to all members of the Company, such as a soybean delivery agreement or transfer of capital units. In 2006, these terms and conditions were fully complied with by all members of the Board.  In addition, we believe that all members of the Board and committees are independent within the meaning of the rules of NASDAQ.

Item 14.      Principal Accountant Fees and Services.

Fees for Fiscal Year Ended December 31, 2006:

Audit Fees.   Gordon, Hughes, & Banks, LLP billed a total amount of $62,250 and $55,000 for professional services rendered for the audit of the Company’s various annual financial statements for the fiscal year ended December 31, 2006 and 2005, respectively, and the reviews of the financial statements included in the Company’s Forms 10-Q for the fiscal year ended December 31, 2006 and 2005, respectively.

Audit Related Fees.   Gordon, Hughes, & Banks, LLP billed a total amount of $0 and $4,350 for professional services rendered for audit related services for fiscal year ended December 31, 2006 and December 31, 2005, respectively. The audit related fees in 2005 related to consultation with the Company regarding an SEC review of the Company’s financial statements.

Tax Fees.   Gordon, Hughes, & Banks, LLP performed no professional tax services for the fiscal year ended December 31, 2006 or 2005.

All Other Fees.   Gordon, Hughes, & Banks, LLP did not render any other services for which fees were paid for services rendered in connection with other matters requested by the Company during the fiscal years ended December 31 2006 and 2005.

The Audit Committee Charter provides that the Audit Committee shall approve in advance any fees related to non-audit services.  Accordingly, our auditor submits to the Audit Committee a notice of services proposed to be provided and the associated fees prior to the provision of any non-audit services.  During 2006 all such non-audit fees were pre-approved by the Audit Committee.

Part IV

Item 15.      Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)(1)       Financial Statements and Schedules — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located at page F-1 of this report for a list of the financial statements and schedules for the year ended December 31, 2006 included herein.

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

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date:	April 2, 2007	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer

Date:	April 2, 2007	/s/ Mark Hyde
Mark Hyde
Controller, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Date:	April 2, 2007	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer
(Principal Executive Officer)

Date:	April 2, 2007	/s/ Mark Hyde
Mark Hyde Controller, Principal Accounting Officer

Date:	April 2, 2007	/s/ Alan Christensen
Alan Christensen, Manager

Date:	April 2, 2007	/s/ Dean Christopherson
Dean Christopherson, Manager

Date:	April 2, 2007	/s/ David Driessen
David Driessen, Manager

Date:	April 2, 2007	/s/ Wayne Enger
Wayne Enger, Manager

Date:	April 2, 2007	/s/ Dan Feige
Dan Feige, Manager

Date:	April 2, 2007	/s/ Ronald Gorder
Ronald J. Gorder, Manager

Date:	April 2, 2007	/s/ Kent Howell
Kent Howell, Manager

Date:	April 2, 2007	/s/ Jerome Jerzak
Jerome L. Jerzak, Manager

Date:	April 2, 2007	/s/ James Jepsen
James Jepsen, Manager

Date:	April 2, 2007	/s/ Peter Kontz
Peter Kontz, Manager

Date:	April 2, 2007	/s/ Laron Krause
Laron Krause, Manager

Date:	April 2, 2007	/s/ Bryce Loomis
Bryce Loomis, Manager

Date:	April 2, 2007	/s/ Robert Nelsen
Robert Nelsen, Manager

Date:	April 2, 2007	/s/ Robert Nelson
Robert Nelson, Manager

Date:	April 2, 2007	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Date:	April 2, 2007	/s/ Steven Preszler
Steven C. Preszler, Manager

Date:	April 2, 2007	/s/ Greg Schmieding
Greg Schmieding, Manager

Date:	April 2, 2007	/s/ Corey Schnabel
Corey Schnabel, Manager

Date:	April 2, 2007	/s/Lyle Trautman
Lyle Trautman, Manager

Date:	April 2, 2007	/s/ Anthony Van Uden
Anthony Van Uden, Manager

Date:	April 2, 2007	/s/ Gary Wertish
Gary Wertish, Manager

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated		Exhibit 3.1(ii) to the Registrant’s Form 10-K filed on April 15, 2005.

3.1(iii)	Articles of Amendment to Articles of Organization		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002

4.1	Form of Class A Unit Certificate		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995		Exhibit 10.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.2	Master Loan Agreement with CoBank dated June 17, 2004.		Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.3	Revolving Term Loan Supplement with CoBank dated June 17, 2004		Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.4	Statused Revolving Credit Supplement with CoBank dated June 17, 2004		Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.5	Urethane Soy Systems Company, Inc. Stock Purchase Agreement dated May 30, 2000		Exhibit 10.5 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.6	Vegetable Oil Supply Agreement with Urethane Soy Systems Company, Inc. dated August 2, 1999 and January 10, 2001		Exhibit 10.6 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.7	MnSP Services and Management Agreement dated August 25, 2000		Exhibit 10.7 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.8	Soybean Oil Supply Agreement and Equipment Purchase Agreement with ACH Food Company, Inc. dated January 15, 2002*		Exhibit 10.8 to the Registrant’s Form S-4 filed with the Commission on May 10, 2002 (File No. 333-75804)

10.9	Railcar Leasing Agreement with General Electric dated May 14, 1996	Exhibit 10.9 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.10	Track Lease Agreement with DM&E Railroad dated October 15, 1996	Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.11	Land Option Agreement with Howell Farms dated September 8, 1994 and September 13, 2001	Exhibit 10.11 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001 (File No. 333-75804)

10.12	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002	Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002 (File No. 333-75804)

10.13	Stock Purchase Agreement with Urethane Soy Systems, Co. and certain shareholders	Exhibit 10.16 to the Registrant’s Form 8-K filed with the Commission on January 14, 2003

10.14	Rodney Christianson Employment Agreement dated February 1, 2004	Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004

10.15	First Amended and Restated Deferred Compensation Plan for the benefit of Rodney Christianson, dated February 1, 2004	Exhibit 10.15 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004

10.16	Thomas Kersting Employment Agreement dated May 20, 1996	Exhibit 10.18 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003

10.17	Deferred Compensation Plan for the benefit of Thomas Kersting, dated February 13, 2001	Exhibit 10.20 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003

10.18	Polyoil Consulting Services Agreement with Larry Mahlum dated January 1, 2000	Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003

10.19	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003	Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004

10.20	Security Agreement with CoBank dated June 17, 2004	Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004

10.21	Master Loan Agreement with CoBank, dated October 6, 2005		Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

10.22	Revolving Term Loan Supplement with CoBank dated October 6, 2005		Exhibit 10.22 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

10.23	Statused Revolving Credit Supplement with CoBank dated October 6, 2005		Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

10.24	Heads of Agreement with Transocean dated April 28, 2006		Exhibit 10.1 to the Registrants Form 10-Q filed with the Commission on May 15, 2006.

10.25	Loan Agreement with State of South Dakota and Brookings County Regional Railroad Authority dated March 6, 2007	X

10.26	Promissory Note and Guaranty Agreement with State of South Dakota and Brookings County Regional Railroad Authority dated March 6, 2007	X

14.1	Code of Ethics	X	Exhibit 14.1 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

21.1	Subsidiaries of the Company	X	Exhibit 21.1 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

31.1	Rule 13a-14(a)/15d-14(a) Certification	X

32.1	Section 1350 Certification	X

* The redacted portions of Exhibit B (2 pages) and Exhibit C (6 pages) to Exhibit 10.8 were filed separately with the SEC subject to a request for confidential treatment dated April 25, 2002.

SOUTH DAKOTA SOYBEAN PROCESSORS,
LLC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the three years in the period ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC as of December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
March 21, 2007

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,316,766	$75,556
Trade accounts receivable, less allowance for uncollectible accounts of $43,000	15,954,577	21,618,746
Inventories	15,813,795	8,939,662
Margin deposits	922,207	546,054
Prepaid expenses	596,968	568,855
Total current assets	41,604,313	31,748,873

PROPERTY AND EQUIPMENT	52,623,024	51,965,792
Less accumulated depreciation	(27,096,622)	(24,208,851)
Total property and equipment	25,526,402	27,756,941

OTHER ASSETS
Investments in cooperatives	4,267,749	4,193,673
Equity investment in unconsolidated affiliate	3,887,382	2,799,536
Notes receivable - members	479,130	481,710
Patents, net	6,289,475	6,634,908
Other, net	15,921	14,655
Total other assets	14,939,657	14,124,482

Total assets	$82,070,372	$73,630,296

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2006 AND 2005

	2006	2005
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$4,346,087	$670,504
Current maturities of long-term debt	947,931	1,212,768
Accounts payable	1,215,204	687,224
Accrued commodity purchases	20,901,664	21,535,434
Accrued expenses	2,206,437	1,943,483
Accrued interest	35,286	99,751
Total current liabilities	29,652,609	26,149,164

LONG-TERM LIABILITIES
Long-term debt, less current maturities	11,906,363	14,583,563
Deferred compensation	101,592	129,072
Total long-term liabilities	12,007,955	14,712,635

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $219,705 and $209,656 at December 31, 2006 and 2005, respectively consisting of 604,750 and 2,190,500 Class A capital units, respectively	1,005,795	4,286,094

MEMBERS’ EQUITY

Class A Units, no par value 30,419,000 units issued and outstanding at December 31, 2006 and 2005	39,404,013	28,482,403

Total liabilities, temporary equity and members' equity	$82,070,372	$73,630,296

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004

NET REVENUES	$212,721,926	$210,370,966	$238,211,056

COST OF REVENUES
Cost of product sold	168,833,417	172,995,316	200,374,848
Production	15,754,959	16,496,432	14,435,824
Freight and rail	18,651,204	20,247,481	17,606,723
Brokerage fees	286,186	253,573	286,471
Total cost of revenues	203,525,766	209,992,802	232,703,866

GROSS PROFIT	9,196,160	378,164	5,507,190

OPERATING EXPENSES
Administration	3,487,773	3,826,823	4,476,511
OPERATING PROFIT (LOSS)	5,708,387	(3,448,659)	1,030,679

OTHER INCOME (EXPENSE)
Interest expense	(629,070)	(1,400,403)	(1,425,849)
Other non-operating income	2,426,168	647,076	254,061
Patronage dividend income	148,182	193,413	153,961
Total other income (expense)	1,945,280	(559,914)	(1,017,827)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	7,653,667	(4,008,573)	12,852

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	—	368,403	676,792

INCOME (LOSS) BEFORE INCOME TAXES	7,653,667	(3,640,170)	689,644

INCOME TAX EXPENSE (BENEFIT)	2,308	—	1,032

NET INCOME (LOSS)	$7,651,359	$(3,640,170)	$688,612

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$0.25	$(0.12)	$0.02

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	30,419,000	29,758,885	28,250,139

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	Class A Units
	Units	Amount

BALANCES, JANUARY 1, 2004	28,258,500	$34,730,590

Net income	—	688,612

Liquidation of members’ equity	(30,000)	(6,000)

Distributions to members	—	(3,290,629)

BALANCES, DECEMBER 31, 2004	28,228,500	32,122,573

Net income	—	(3,640,170)

Issuance of new capital units	2,190,500	—

BALANCES, DECEMBER 31, 2005	30,419,000	28,482,403

Net income (loss)	—	7,651,359

Recognition of capital units previously issued as temporary equity	—	3,270,251

BALANCES, DECEMBER 31, 2006	30,419,000	$39,404,013

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

	2006	2005	2004
OPERATING ACTIVITIES
Net income (loss)	$7,651,359	$(3,640,170)	$688,612
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	3,324,808	3,404,815	3,733,449
Minority interest in net loss of subsidiary	—	(368,403)	(676,792)
Loss on sale of fixed assets	—	6,081	5,136
(Gain) loss on equity method investment	(667,726)	69,831	54,626
Non-cash patronage dividends	(74,076)	(116,048)	(107,773)
Change in current assets and liabilities	(1,549,011)	(5,654,146)	8,266,518
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	8,685,354	(6,298,040)	11,963,776

INVESTING ACTIVITIES
Purchase of property and equipment	(660,397)	(600,739)	(1,209,852)
Patent costs	(89,704)	(175,453)	(84,508)
Investments in MnSP	(420,120)	—	(600,931)
Proceeds from sales of property and equipment	—	—	3,500
Decrease (increase) in member loans	2,580	—	—
NET CASH (USED FOR) INVESTING ACTIVITIES	(1,167,641)	(776,192)	(1,891,791)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	3,675,583	(2,741,471)	1,023,039
Proceeds from long-term debt	—	6,559,223	—
Principal payments on long-term debt	(2,942,037)	(965,481)	(8,316,669)
Proceeds from issuance of capital units	(10,049)	4,286,094	—
Distributions to members	—	—	(3,290,629)
Payments for liquidation of members’ equity	—	—	(6,000)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	723,497	7,138,365	(10,590,259)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,241,210	64,133	(518,274)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	75,556	11,423	529,697

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,316,766	$75,556	$11,423

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION	2006	2005	2004

Cash paid during the year for:
Interest	$693,535	$1,350,123	$1,426,694

Income taxes	—	—	2,032

Non-cash investing and financing activities:
Equity investment acquired from exchange of building	—	—	2,322,561

Subscriptions receivable	10,049	209,656	—

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

The Company owns approximately 69% of Urethane Soy Systems Company (“USSC”).  USSC is the manufacturer and patent holder of Soyol®, a polyol made from soybean oil.  The Company consolidates the operations of USSC.

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

Cash and cash equivalents

The Company considers all highly liquid investment instruments with maturity of three months or less at the time of acquisition to be cash equivalents.

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

Inventories

Finished goods (soybean meal, oil, refined oil, and hulls) and raw materials (soybeans) are valued at estimated market value.  This accounting policy is in accordance with the guidelines described in AICPA Statement of Position No. 85-3, “Accounting by Agricultural Producers and Agricultural Cooperatives.” Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s “Shipping and Handling Costs” policy is in accordance with EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs.

Advertising costs

Advertising and promotion costs are expensed as incurred. The Company incurred $50,717, $33,942, and $17,614 of advertising costs in the years ended December 31, 2006, 2005, and 2004, respectively.

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

Unrealized gains and losses on futures and options contracts used to hedge soybean, oil and meal inventories are recognized as a component of net proceeds for financial reporting. Inventories are recorded at estimated market value. Consequently, unrealized gains and losses on derivative contracts are offset by unrealized gains and losses on inventories and reflected in current earnings.

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

Reclassifications

Reclassifications have been made to the December 31, 2005 and December 31, 2004 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent accounting pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements.  SAB 108 is effective for fiscal years ending after November 15, 2006.  The adoption of SAB 108 has not had a significant impact on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“SFAS 157”).  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged.  The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements, but does not believe the adoption of this standard will have a significant impact on the Company’s results of operations or financial position.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  This standard permits an entity to measure financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS 159 are elective; however, the amendment to FASB 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates.  The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes the choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157.  Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements.

NOTE 2 -    INVENTORIES

	2006	2005

Finished goods	$4,288,113	$1,551,879
Raw materials	11,478,020	7,336,386
Supplies & miscellaneous	47,662	51,397

Totals	$15,813,795	$8,939,662

Finished goods and raw materials are valued at estimated market value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -    MARGIN DEPOSITS

The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal.  Consistent with its inventory accounting policy, these contracts are recorded at market value.  At December 31, 2006, the Company’s futures contracts all mature within twelve months.

NOTE 4 -    INVESTMENTS IN COOPERATIVES

	2006	2005
Investments in associated cooperative companies:
Cenex Harvest States	$3,516,592	$3,516,592
CoBank	751,157	677,081

Totals	$4,267,749	$4,193,673

NOTE 5 -    EQUITY INVESTMENT IN MINNESOTA SOYBEAN PROCESSORS

	2006				2005
	Beginning		Net Income	Asset	Asset
	Balance	Purchases	(Loss)	Balance	Balance
Minnesota Soybean Processors, 6.95% ownership, at equity	$2,799,536	$420,120	$667,726	$3,887,382	$2,799,536

In August 2004, the Company exchanged a storage facility with a net book value of $2,322,561 for 1,400,400 Class A shares in Minnesota Soybean Processors (MnSP), a Minnesota cooperative association.  The shares approximate 6.95% of MnSP’s outstanding equity.  In 2004, the Company also acquired 287,500 8% Class B Non-Cumulative Convertible preferred shares in MnSP for $575,000.  The Company accounts for the investment using the equity method due to the related nature of operations and the Company’s ability to exercise significant influence.  The Company recognized gains (losses) of $667,726, ($69,831) and ($54,626) in 2006, 2005 and 2004, respectively, which is included in other non-operating income (expense).

Summarized financial information of MnSP as of December 31, 2006 and 2005 and for the years then ended is as follows (unaudited):

	2006	2005

Revenues	$261,617,282	$225,256,628
Expenses	(249,440,232)	(228,717,400)
Other income (expense)	(2,112,319)	1,756,223
Net income (loss)	$10,064,731	$(1,704,549)

Assets	$104,739,408	$108,995,280
Liabilities	51,010,369	70,898,179
Equity	53,729,039	38,097,101

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -    PROPERTY AND EQUIPMENT

	2006
		Accumulated		2005
	Cost	Depreciation	Net	Net

Land	$237,643	$—	$237,643	$237,643
Land improvements	82,895	20,028	62,867	32,091
Buildings and improvements	14,489,749	3,773,137	10,716,612	11,047,101
Machinery and equipment	36,268,291	22,339,048	13,929,243	15,896,570
Company vehicles	183,040	136,838	46,202	69,408
Furniture and fixtures	1,100,095	827,571	272,524	227,871
Construction in progress	261,311	—	261,311	246,257

Totals	$52,623,024	$27,096,622	$25,526,402	$27,756,941

NOTE 7 -    PATENTS AND OTHER INTANGIBLE ASSETS

On January 1, 2003, the Company acquired an additional 54% interest in the outstanding common stock of USSC to bring its total ownership interest to approximately 58%.  The results of USSC’s operations have been consolidated in the Company’s financial statements since that date.  The acquisition of a controlling interest in USSC allows the Company to develop and market soy-based polyurethane products.

The allocation of the purchase price of USSC resulted in an assignment of $7,401,245 to patents.  None of these patent costs recognized for financial reporting purposes is expected to be deductible for tax purposes.  The patents are being amortized using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the original file date.

In conjunction with the purchase of USSC, the Company had a contractual obligation to pay former USSC shareholders a total of $4,050,000.  One remaining installment of $621,191 was due on October 31, 2006 (see Note 9).

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the Company’s other intangible assets as of December 31, 2006 and 2005:

			Accumulated
Intangible Assets	Life	Cost	Amortization	Net

As of December 31, 2006:
Patents	16-20 Yrs.	$7,991,945	$(1,702,470)	$6,289,475
Loan Origination Costs	10 Yrs.	46,625	(43,556)	3,069
Trademarks		12,852	—	12,852

		$8,051,422	$(1,746,026)	$6,305,396

As of December 31, 2005:
Patents	16-20 Yrs.	$7,906,596	$(1,271,688)	$6,634,908
Loan Origination Costs	10 Yrs.	46,625	(40,466)	6,159
Trademarks		8,496	—	8,496

		$7,961,717	$(1,312,154)	$6,649,563

NOTE 8 -    NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires September 1, 2007. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $15,400,000. Interest accrues at a variable rate (7.75% at December 31, 2006).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of accrued commodity purchases.  There were no advances outstanding at December 31, 2006 and 2005.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 -    LONG-TERM DEBT

	2006	2005

Revolving term loan from CoBank, interest at variable rates (7.75% and 7.05% at December 31, 2006 and 2005, respectively), secured by substantially all property and equipment. Loan matures March 20, 2012.	$11,900,000	$14,500,000

Note payable to former USSC shareholders, due in annual principal payments of $891,000, interest at 0%, secured by USSC stock. Note matured on October 31, 2006.	621,191	891,000

Note payable to Brookings County Railroad Authority, due in semi-annual principal and interest installments of $36,885 at 5%, secured by railroad track assets. Note matures September 1, 2007.	72,322	140,064

Note payable to Richard Kipphart, issued February 13, 2002, with quarterly interest payments at 15% which began on June 30, 2002, and are paid in quarterly installments thereafter. No prepayment of principal is allowed prior to maturity. Note matured on February 13, 2005.	250,000	250,000

Notes payable to various creditors at rates ranging from 0% to 7.5%. Notes mature on or before March 16, 2009.	10,781	15,267
	12,854,294	15,796,331
Less current maturities	(947,931)	(1,212,768)

Totals	$11,906,363	$14,583,563

The Company entered into an agreement as of October 6, 2005 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 8.  Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $17,100,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000.  The remaining commitment available on the revolving term loan as of December 31, 2006, was $2,600,000.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum principal payments on long-term debt obligations will be as follows:

For the years ending December 31:
2007	$947,931
2008	2,605,176
2009	2,601,187
2010	2,600,000
2011	2,600,000
Thereafter	1,500,000

Total	$12,854,294

NOTE 10 -     EMPLOYEE BENEFIT PLANS

The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents.  The Company matches a percentage of employees’ contributed earnings.  The amounts charged to expense under this plan were approximately $48,300, $56,000, and $58,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

The Company has a deferred compensation plan for key employees.  The agreements provide benefits, which vest over a three-year period.  The Company shall pay the employees in five equal annual installments upon retirement.  The future payments have been discounted at 8%.  The amount recognized as expense (benefit) during the years ended December 31, 2006, 2005, and 2004 was $(16,861), $10,348, and $18,664, respectively.  The Company made payments of approximately $10,600 during each of 2006, 2005, and 2004. Deferred compensation payable is recorded at $101,592 and $129,072 as of December 31, 2006 and 2005, respectively.

NOTE 11 -     COMMITMENTS

The Company has operating leases for 352 rail cars from GE Capital.  The leases require monthly payments of $141,846.  The leases began in 1996 and have eighteen-year terms.  The Company also leases 97 rail cars from Trinity Capital.  This lease requires monthly payments of $37,151.  Lease expense for all rail cars was $2,096,951, $2,066,911, and $2,068,015, for the years ended December 31, 2006, 2005, and 2004, respectively.  The Company generates revenues from the use of 299 of these rail cars on other railroads.  Such revenues were $1,888,207, $2,161,622, and $1,794,012 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

The Company also has a number of other operating leases for machinery and equipment. Rental expense under these other operating leases was $147,298, $283,273, and $197,864 for the years ended December 31, 2006, 2005, and 2004, respectively.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future minimum rental payments required under these operating leases.

	Rail Cars	Other	Total
Year ended December 31:
2007	$1,959,584	$16,394	$1,975,978
2008	1,670,652	—	1,670,652
2009	1,670,652	—	1,670,652
2010	1,644,152	—	1,644,152
2011	1,607,052	—	1,607,052
Thereafter	7,738,440	—	7,738,440

Totals	$16,290,532	$16,394	$16,306,926

We have an exclusive supply agreement with ACH Foods to provide its facilities with a consistent supply of refined and bleached oil on a general requirements basis. Pricing is fixed until January 15, 2007, with the option to renegotiate the price thereafter. The oil is transported by rail from our plant to one of ACH Foods’ facilities, where it is further processed for the edible oil.

NOTE 12 -    CASH FLOW INFORMATION

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2006	2005	2004
(Increase) decrease in assets:
Trade accounts receivable	$5,664,169	$(4,172,029)	$6,078,874
Inventories	(6,874,133)	(338,160)	2,174,900
Margin account deposit	(376,153)	876,407	(1,611,931)
Prepaid expenses	(28,113)	(26,378)	(24,097)
	(1,614,230)	(3,660,160)	6,617,746

Increase (decrease) in liabilities:
Accounts payable	527,980	(236,236)	(766,834)
Accrued commodity purchases	(633,770)	(2,105,012)	2,148,041
Accrued expenses and interest	198,489	347,535	259,521
Deferred compensation	(27,480)	(273)	8,044
	65,219	(1,993,986)	1,648,772

Total	$(1,549,011)	$(5,654,146)	$8,266,518

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 -    FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments (all of which are held for non-trading purposes) are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$8,316,766	$8,316,766	$75,556	$75,556

Margin deposits	922,207	922,207	546,054	546,054

Long-term debt	12,854,294	12,854,003	15,796,331	15,746,957

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

NOTE 14 -    RELATED PARTY TRANSACTIONS

During August 2000, the Company entered into an agreement with Minnesota Soybean Processors Cooperative (MnSP) for certain services and management of a proposed soybean processing plant.  The agreement provided the Company a fee of 10% of the equity raised by MnSP for the Company’s services related to business planning and construction management services. Fees earned under this arrangement were $0, $0, and $126,250 for the years ended December 31, 2006, 2005, and 2004, respectively.  The Company agreed to reinvest a minimum of 80% of the fees earned from MnSP in equity units of MnSP.  During 2004, the Company exchanged a storage facility with a net book value of $2,322,561 as its investment and paid cash of $600,931.

The Company has agreed to provide management and marketing services to MnSP on a cost-sharing basis for automatically renewing five-year periods beginning in late 2003. The Company earned fees of $1,603,285, $1,380,155, and $1,047,193 under this arrangement for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006 and 2005, MnSP owed the Company $359,046 and $251,482, respectively.

On August 28, 2006, MnSP’s Board of Directors gave the Company a one-year notice of termination of the services and management agreement effective September 1, 2007.  Commencing with that date, the Company may have to cease accounting for its investment in MnSP under the equity method.

In addition, the Company is providing up to $1 million in interest free loans to members of the Company who chose to invest in MnSP.  The loans are secured by members’ equity in the Company.  As of December 31, 2006 and 2005, the Company had outstanding notes receivable pursuant to this arrangement of $478,131 and $480,710, respectively.  These will be repaid as the Board of Managers approves distributions of prior earnings.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company and MnSP also purchase and sell processed products such as soybean meal, soybean oil, BioDiesel, etc. For the years ended December 31, 2006, 2005, and 2004, the Company had sales to MnSP in the amount of $658,120, $10,761,235, and $0, respectively.  During the years ended December 31, 2006, 2005, and 2004 the Company also purchased products totaling $13,745,174, $10,179,713, and $0, respectively, from MnSP.

Occasionally the Company subleases rail cars to MnSP.  The Company charged MnSP $296,654, $47,505, and $0 for these subleases during the years ended December 31, 2006, 2005, and 2004, respectively.

NOTE 15 -    BUSINESS CREDIT RISK AND CONCENTRATIONS

The Company maintains its cash balances with various financial institutions. At times during the year, the Company’s balances exceeded the $100,000 insurance limit of the Federal Deposit Insurance Corporation. Management believes the risk of loss to be low.

The Company also grants credit to customers throughout the United States and Canada.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Accounts receivable are generally unsecured.  These receivables were $15,997,915 and $21,661,903 at December 31, 2006 and 2005, respectively.

Soybean meal sales accounted for approximately 51% of total revenues for the year ended December 31, 2006, 56% of total revenues for the year ended December 31, 2005, and 60% of total revenues for the year ended December 31, 2004.  Approximately 10% of these sales were made to one customer for the year ended December 31, 2006.  At December 31, 2006, this customer owed the Company approximately $1,705,000.  Refined oil sales represented approximately 27% of total revenues for the year ended December 31, 2006, and 37% of total revenues for the years ended December 31, 2005 and 2004.  These sales were primarily made to one customer. This customer owed the Company approximately $2,137,000 and $4,644,000 at December 31, 2006 and 2005, respectively.

Net revenue by geographic area for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004

United States	$195,971,017	$198,933,966	$225,511,056
Canada	16,750,909	11,437,000	12,700,000

	$212,721,926	$210,370,966	$238,211,056

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors approved a Form S-1 registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering.  The maximum offering under the statement was $11,250,000.  During 2005, the Company sold 2,190,500 member units for a total of $4,495,750, which is accounted for as temporary equity as described in Note 17. The offering allowed the investor to initially pay 50% and sign a note payable to the Company for the remaining portion. At December 31, 2006 and 2005, the Company had subscriptions receivable of $219,705 and $209,656, respectively, which is accounted for as a deduction from temporary equity until collected.

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

On June 9, 2003, USSC was served with notice that it had been named as a defendant in a breach of contract suit filed in circuit court of Cook County, Illinois. The plaintiff, William Blair & Co., LLC, claims that it is entitled to a commission on the Company’s purchase of USSC’s stock in 2003 based on a broker agreement between USSC and William Blair. In the broker agreement dated October 15, 2001, USSC retained William Blair to render investment banking services in connection with a potential private placement or sale by USSC. William Blair’s claim for damages against USSC is for $684,000, but USSC strongly denies that William Blain is entitled to such damages.  The matter is scheduled for trial in circuit court of Cook County, Illinois on January 8, 2007 and for continuance to March 8, 2007.

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of December 31, 2005 and December 31, 2006, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets.  Amounts recorded as temporary equity totaled $1,005,795 and

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$4,286,094 as of December 31, 2006 and 2005, respectively, consisting of 604,750 and 2,190,500 Class A capital units, respectively.

NOTE 18 -    QUARTERLY RESULTS OF OPERATIONS

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2006 and 2005.  This information has been prepared on the same basis as the consolidated financial statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with consolidated financial statements and related notes thereto.  The operating results for any quarter are not necessarily indicative of results for any future period or the full year.

Unaudited Consolidated Statements of Operations

	First	Second	Third	Fourth
For the Year Ended December 31, 2006:
Net revenues	$62,835,648	$53,289,632	$45,195,584	$51,401,062
Gross profit	1,119,831	2,978,100	2,102,232	2,995,997
Operating profit (loss)	252,269	1,937,289	1,344,617	2,174,212
Income (loss) before income taxes	309,136	2,412,445	1,919,658	3,012,428
Net income (loss)	309,136	2,410,137	1,919,658	3,012,428
Basic and diluted earnings (loss) per unit	$0.01	$0.08	$0.06	$0.10

For the Year Ended December 31, 2005:
Net revenues	$46,151,560	$49,665,296	$62,194,975	$52,359,135
Gross profit	(889,104)	(1,318,306)	1,444,419	1,141,155
Operating profit (loss)	(1,992,723)	(2,502,150)	765,292	280,922
Income (loss) before income taxes	(2,099,094)	(2,347,475)	855,261	(48,862)
Net income (loss)	(2,099,094)	(2,347,475)	855,261	(48,862)
Basic and diluted earnings (loss) per unit	$(0.07)	$(0.08)	$0.03	$(0.00)

For the Year Ended December 31, 2004:
Net revenues	$58,213,176	$71,177,940	$59,930,785	$48,889,155
Gross profit	(152,916)	3,021,044	2,605,040	34,022
Operating profit (loss)	(1,077,766)	1,981,450	1,514,858	(1,387,863)
Income (loss) before income taxes	(862,481)	1,684,354	1,424,552	(1,556,781)
Net income (loss)	(863,513)	1,684,354	1,424,552	(1,556,781)
Basic and diluted earnings (loss) per unit	$(0.03)	$0.06	$0.05	$(0.06)

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

NOTE 19 -    SUBSEQUENT EVENTS

On March 1, 2007, we paid a cash distribution to our members of $6.4 million (21.0¢ per capital unit).

On March 6, 2007, we became a guarantor of a loan between State of South Dakota Department of Transportation and the Brookings County (South Dakota) Regional Railway Authority. On March 6, 2007, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railroad Authority a total

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

sum of $1.81 million for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. The interest rate on the loan is 4.857% per year. Principal and interest payments are due annually, with the first payment due on October 1, 2008 and the final payment due at maturity in October 2017. In consideration of this unsecured loan, we agreed to guarantee to the State of South Dakota Department of Transportation the full loan amount, plus interest.  This guaranty, however, will become a direct obligation of ours in October 2008, when we will be responsible for paying the above-described principal and interest payments on an annual basis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

Under the date of March 21, 2007, we reported on the consolidated balance sheets of South Dakota Soybean Processors, LLC as of December 31, 2006 and 2005, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2006.  In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index.  The financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
March 21, 2007

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

FINANCIAL STATEMENT SCHEDULE

		Charged
		(Credited) to
	Balance at	Costs and		Balance at
	Beginning of	Expenses		End of
Description	Period	Additions	Deductions	Period

Deducted from asset accounts:
Year ended December 31, 2004:
Allowance for doubtful accounts	$276,878	$(248,987)	$109	$28,000

Deducted from asset accounts:
Year ended December 31, 2005:
Allowance for doubtful accounts	$28,000	$15,157	$—	$43,157

Deducted from asset accounts:
Year ended December 31, 2006:
Allowance for doubtful accounts	$43,157	$529	$(348)	$43,338