Form 10-Q
period 2007-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2007-05-15
CIK 1163609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 11, 2007, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.                                                           Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of March 31, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2007 and 2006, respectively.  These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2006, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2007, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Gordon, Hughes & Banks, LLP

May 11, 2007

Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,121	$8,316,766
Trade accounts receivable, less allowance for uncollectible accounts of $43,000	17,716,163	15,954,577
Inventories	17,682,646	15,813,795
Margin deposits	—	922,207
Prepaid expenses	516,904	596,968
Total current assets	35,924,834	41,604,313

PROPERTY AND EQUIPMENT	52,742,249	52,623,024
Less accumulated depreciation	(27,687,324)	(27,096,622)
Total property and equipment, net	25,054,925	25,526,402

OTHER ASSETS
Investments in cooperatives	4,264,438	4,267,749
Equity investment in unconsolidated affiliate	4,022,230	3,887,382
Notes receivable - members	460,043	479,130
Patents, net	6,191,892	6,289,475
Other, net	16,416	15,921
Total other assets	14,955,019	14,939,657

Total assets	$75,934,778	$82,070,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

	March 31,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$4,080,453	$4,346,087
Current maturities of long-term debt	914,007	947,931
Note payable - seasonal loan	6,752,030	—
Accounts payable	941,858	1,215,204
Accrued commodity purchases	14,117,990	20,901,664
Margin deposit deficit	74,028	—
Accrued expenses	1,517,919	2,206,437
Accrued interest	125,506	35,286
Total current liabilities	28,523,791	29,652,609

LONG-TERM LIABILITIES
Long-term debt, less current maturities	13,205,106	11,906,363
Deferred compensation	93,004	101,592
Total long-term liabilities	13,298,110	12,007,955

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $6,098 and $219,705 as of March 31, 2007 and December 31, 2006, respectively, consisting of 604,750 Class A units	1,219,402	1,005,795

MEMBERS’ EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding	32,893,475	39,404,013

Total liabilities, temporary equity and members’ equity	$75,934,778	$82,070,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

	March 31,	March 31,
	2007	2006

NET REVENUES	$51,542,154	$62,835,648

COST OF REVENUES
Cost of product sold	42,880,386	52,109,566
Production	3,991,947	4,273,717
Freight and rail	4,228,728	5,267,274
Brokerage fees	70,543	65,260
Total cost of revenues	51,171,604	61,715,817

GROSS PROFIT (LOSS)	370,550	1,119,831

OPERATING EXPENSES
Administration	980,411	867,562
OPERATING PROFIT (LOSS)	(609,861)	252,269

OTHER INCOME (EXPENSE)
Interest expense	(274,308)	(355,272)
Other non-operating income	717,250	263,986
Patronage dividend income	49,221	148,153
Total other income (expense)	492,163	56,867

INCOME (LOSS) BEFORE INCOME TAXES	(117,698)	309,136

INCOME TAX EXPENSE (BENEFIT)	(7,160)	—

NET INCOME (LOSS)	$(110,538)	$309,136

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$(0.00)	$0.01

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006

	March 31,	March 31,
	2007	2006
OPERATING ACTIVITIES
Net income (loss)	$(110,538)	$309,136
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	699,172	871,783
(Gain) loss on equity method investments	(134,848)	107,599
Non-cash patronage dividends	(24,611)	(74,076)
Change in current assets and liabilities	(10,218,044)	10,689,585
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(9,788,869)	11,904,027

INVESTING ACTIVITIES
Retirement of patronage dividends	27,922	—
Patent costs	(11,383)	(9,465)
Purchase of property and equipment	(119,225)	(120,980)
NET CASH (USED FOR) INVESTING ACTIVITIES	(102,686)	(130,445)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	(265,634)	(670,504)
Net proceeds from seasonal borrowings	6,752,030	2,500
Distributions to members	(6,400,000)	—
Decrease (increase) in member loans	232,695	(10,049)
Proceeds from long-term debt	1,300,000	—
Principal payments on long-term debt	(35,181)	(1,385,346)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	1,583,910	(2,063,399)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,307,645)	9,710,183

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,316,766	75,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,121	$9,785,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$184,088	$419,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements of and for the periods ended March 31, 2007 and 2006 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2006 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. The effects of all intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2006, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.

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

Reclassifications

Reclassifications have been made to the March 31, 2006 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

NOTE 2 -   INVENTORIES

	March 31,	December 31,
	2007	2006

Finished goods	$4,929,519	$4,288,113
Raw materials	12,705,464	11,478,020
Supplies & miscellaneous	47,663	47,662

Totals	$17,682,646	$15,813,795

NOTE 3 -   NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires September 1, 2007. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $15,400,000. Interest accrues at a variable rate (7.75% at March 31, 2007).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of accrued commodity purchases.  There were advances outstanding of $6,752,030 and $0 at March 31, 2007 and December 31, 2006, respectively.

NOTE 4 -   NOTE GUARANTEE

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

NOTE 5 -   MEMBER DISTRIBUTION

On March 1, 2007, the Company distributed $6,400,000 ($0.21 per outstanding capital unit) to its members.

NOTE 6 -   CONTINGENCIES

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

On June 9, 2003, USSC was served with notice that it had been named as a defendant in a breach of contract suit filed in circuit court of Cook County, Illinois. The plaintiff, William Blair & Co., LLC, claims that it is entitled to a commission on the Company’s purchase of USSC’s stock in 2003 based on a broker agreement between USSC and William Blair. In the broker agreement dated October 15, 2001, USSC retained William Blair to render investment banking services in connection with a potential private placement or sale by USSC. William Blair’s claim for damages against USSC is for $684,000, but USSC strongly denies that William Blain is entitled to such damages.  The matter is scheduled for trial in circuit court of Cook County, Illinois on January 8, 2007 and for continuance to April 26, 2007.

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of March 31, 2007 and December 31, 2006, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets.  Amounts recorded as temporary equity totaled $1,219,402 and $1,005,795 as of March 31, 2007 and December 31, 2006, respectively, consisting of 604,750 Class A capital units.

Item 2.                                                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2007, (including reports filed with the Securities and Exchange Commission (the ”SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2006.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2006.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant, a soybean oil refinery, and a bio-based polyurethane production facility in Volga, South Dakota. We produce four principal products: crude soybean oil, soybean meal and hulls, partially refined and bleached oil, and, through our majority owned subsidiary, Urethane Soy Systems Corporation (USSC), a bio-based polyurethane product called Soyol™. We also offer and provide construction, management and consulting services to soybean processing facilities, and our facilities serve as a registered delivery point for the Chicago Board of Trade’s (CBOT) soybean oil futures’ contract program where we receive a storage payment for oil that is delivered and stored through the program.

We generated a net loss of $111,000 for the three months ending March 31, 2007, compared to a profit of $309,000 for the same period in 2006, a reduction of $0.065 per bushel processed. The principal driving factor was a decrease in gross profit. For the three months ended March 31, 2007, we generated a gross profit of $371,000 for the three months ending March 31, 2007, compared to $1.1 million for the same period in 2006, a decrease of $0.115 per bushel processed.  In addition to a decrease in revenues caused by a decrease in sales volume of our principal products, gross profit decreased due to lower production volume ($450,000) and lower gross margin per bushel of soybeans processed. Slightly offsetting the decrease in gross profit and net income were lower production costs of $282,000 due to a reduction in energy expenses, and an increase in other income generated by oil storage through the Chicago Board of Trade (CBOT).

We continue to view the soybean oil component of the soybean crushing margin to be an element that will influence our future strategy. The growing biodiesel industry has kept the CBOT soybean oil contract values high relative to soybeans and soybean meal.  The current soybean oil crush margin has increased to 45%, compared to a long-term average of 36%.  At the same time, the U.S. soybean oil supply is growing due to stagnant demand for domestic soybean oil, principally the result of new labeling requirements for trans fat. These relationships provide a new variable in managing the margin realized by us.

Furthermore, we are making progress toward achieving our long-term objectives of delivering high quality products and services at the lowest possible cost, and adding value by investing in the development of new applications for our products in the plastics and energy fields.  We will continue to expend capital to fund the operations of USSC as we are encouraged by recent developments. We also plan to diversify more by entering the biodiesel industry in some capacity, a growing industry spurred by our nation’s need to decrease its reliance on foreign petroleum supplies.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2007 and 2006

	Quarter Ended March 31, 2007		Quarter Ended March 31, 2006
		% of		% of
	$	Revenue	$	Revenue

Revenue	$51,542,154	100.0	$62,835,648	100.0
Cost of revenues	(51,171,604)	(99.3)	(61,715,817)	(98.2)
Administrative expenses	(980,411)	(1.9)	(867,562)	(1.4)
Other income (expense)	492,163	1.0	56,867	0.1
Income tax (expense) benefit	7,160	0.0	—	—

Net income (loss)	$(110,538)	(0.2)	$309,136	0.5

Revenue – Revenue decreased $11.3 million, or 18.0%, from the first quarter of 2006 to the first quarter of 2007. The decrease in revenues was primarily due to a decrease in sales volume of crude soybean oil and refined and bleached soybean oil, which decreased by 67.0% and 30.8%, respectively, in the first quarter of 2007 compared to the same period in 2006. Sales volume of crude oil decreased primarily due to a decrease of 69.8 million pounds ($15.8 million) in registered warehouse receipts with the Chicago Board of Trade (CBOT). Sales of refined and bleached oil decreased because of lower demand from both the food and biodiesel sectors due to the high price of crude soybean oil.  The decrease in volume of crude soybean oil and refined and bleached soybean oil, however, was slightly offset by an increase in the average sales price of soybean meal (8.2%) and soybean oil (10.7%), increasing revenue by approximately $4.0 million. The price of soybean meal increased largely due to an increase in the price of  corn and distillers grains, with the price of corn rising to almost record levels.  The price of soybean oil, meanwhile, was impacted by the increased price of motor fuel in the biodiesel sector.

Gross Profit/Loss – During the first quarter of 2007, we generated a gross profit of $0.4 million, compared to $1.1 million in the first quarter of 2006. The primary factor for the decrease was that while cost of revenues decreased by $10.5 million between periods, revenue decreased by $11.3 million.  The decrease in gross profit was further attributed to a decrease in soybean oil basis adjustment.  The high market price of crude soybean oil during the first quarter of 2007 resulted in lower demand from both the food and biodiesel sectors, causing lower margins on all of our oil sales.  In addition, soybean processing plants in the United States processed a larger amount of soybeans in the first quarter of 2007 compared to 2006, consequently increasing the supply of oil in the market and pressure on soybean oil basis levels.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased $113,000, or 13.0%, for the first quarter of 2007 compared to the same period in 2006.  This increase was the result of an increase in professional fees and increased marketing efforts associated with development of Soyol™ and its related products.

Interest Expense – Interest expense increased by $67,000, or 32.4%, for the first quarter of 2007 compared to the same period in 2006.  This increase was due to higher debt levels resulting from elevated soybean prices and member distributions, as well as an increase in the interest rate on our senior debt.  On March 31, 2007, we had outstanding debt of $20.9 million, the majority of which bore interest at an annual rate of 7.75%.  On March 31, 2006, in contrast, we had outstanding debt of $14.4 million, the majority of which bore interest at an annual rate of 7.45%.

Other Non-Operating Income – Other non-operating income increased from $264,000 in the first quarter of 2006 to $717,000 for the same period in 2007.  The increase of $453,000 was primarily due to an increase in oil storage income and an increase in value of our investment in Minnesota Soybean Processors (MnSP).

Net Income/Loss – We recorded net loss of $111,000 for the first quarter of 2007, compared to $309,000 net income for the same period in 2006.  The decrease in net income was primarily attributable to, as discussed above, a decrease in gross margin on products sold, offset slightly by lower production costs and an increase in other non-operating income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2007, we had working capital, defined as current assets less current liabilities, of approximately $7.4 million and a current ratio, defined as current assets divided by current liabilities of 1.25 to 1, compared to working capital of $5.3 million and a current ratio of 1.18 to 1 on March 31, 2006.

	2007	2006

Net cash (used for) provided by operating activities	$(9,788,869)	$11,904,027
Net cash (used for) investing activities	(102,686)	(130,445)
Net cash provided by (used for) financing activities	1,583,910	(2,063,399)

Cash Flows from Operations

The decrease in cash flows from operating activities between the three-month periods ended March 31, 2007 and the same period in 2006 was primarily attributed to a decrease in net income, accrued commodity purchases and accounts payable, and an increase in accounts receivable and inventory.  All of these decreases to net cash flows from operating activities were slightly offset by a decrease in margin account deposits.

Cash Flows from Investing Activity

There was a nominal decrease in cash used for investing activities between the three-month period ended March 31, 2007 and the same period in 2006.

Cash Flows from Financing Activity

The change in net cash provided by, or used for, financing activities in the three-month period ended March 31, 2007, compared to the same period in 2006, was principally due to a $8.0 million (net of principal payments) increase in debt in 2007 and $6.4 million in distributions paid to members. During the first quarter of 2007, we used $8.0 million in proceeds from long-term debt and seasonal borrowings to finance an increase in inventory, reduce accrued commodity purchases, and distribute $6.4 million to our members.

Our cash flows from operations and revolving debt are expected to continue to be sufficient to meet our expected capital and liquidity requirements for the foreseeable future.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan, which was amended on March 26, 2007. Under the terms of this amended loan, we may borrow funds as needed up to the credit line maximum, or $13.2 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be reborrowed up to the available credit line. The available credit line reduces by $1.3 million every six months until maturity on March 20, 2013, except the reduction is waived for September 2007 and March 2008. Beginning in September 2008, the reduction will continue and payments are required if our principal balance outstanding exceeds our then available credit line.  The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $13.2 million as of March 31, 2007 and March 31, 2006.

The second credit line is a revolving working capital loan that expires on September 1, 2007.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $16 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance outstanding on the working capital loan was approximately $6.75 million as of March 31, 2007, compared to $2,500 as of March 31, 2006.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on both the working capital and revolving term loans as of March 31, 2007 was 7.75%, compared to 7.45% as of March 31, 2006. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. We were in compliance with all covenants and conditions with CoBank as of March 31, 2007 and as of the date of this filing.

We also have other long-term contracts and notes totaling approximately $0.9 million, with a weighted average annual interest rate of 4.4% as of March 31, 2007. These arrangements include a no interest $621,000 long-term note payable to the other USSC shareholders relating to our purchase of their tendered shares in USSC.  The obligation is secured by the purchased shares.  We made principal payments of $35,000 and $85,000 on these additional long-term obligations during the three months ended March 31, 2007 and 2006, respectively.

Out indebtedness is expected to increase in 2008 as a result of improvements to our facility’s railway infrastructure.  We are currently guaranteeing a $1.81 million loan between the State of South Dakota Department of Transportation and the Brookings County Regional Railway Authority.  This guaranty, however, will become a direct obligation of ours beginning in 2008, at which time we will begin making principal and interest payments directly on an annual basis.  For further details of this transaction, please see “Off-Balance Sheet Financing Arrangements-Guaranty” below.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Guaranty

On March 6, 2007, we became a guarantor of a loan between State of South Dakota Department of Transportation and the Brookings County (South Dakota) Regional Railway Authority. On March 6, 2007, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railroad Authority a total sum of $1.81 million for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga. The interest rate on the loan is 4.857% per year. Principal and interest payments are due annually, with the first payment due on October 1, 2008 and the final payment due at maturity in October 2017. In consideration of this unsecured loan, we agreed to guarantee to the State of South Dakota Department of Transportation the full loan amount, plus interest.  This guaranty, however, will become a direct obligation of ours in October 2008, when we will become responsible for paying the above-described principal and interest payments on an annual basis.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.   Our most significant lease commitments are the rail car leases we use to distribute our products.   We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars.  The total lease expense under these arrangements was approximately $0.5 million for both three-month periods ending March 31, 2007 and 2006.  The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $0.4 million and $0.5 million for the three-month periods ending March 31, 2007 and 2006, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities.  Total lease expense under these arrangements was $10,000 and $29,000 for the three-month periods ending March 31, 2007 and 2006, respectively.  Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

From time to time in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual dispute. Currently, we are not involved in any legal proceeding that we believe is material. In the event we become involved in a legal proceeding, we carry insurance that provides protection against general commercial liability claims, claims against our directors, officers and employees, business interruption, automobile liability, and workers’ compensation claims.

Item 1A.                                                  Risk Factors.

During the quarter ended March 31, 2007, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2006 Annual Report on our Form 10K.

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

Dated: May 15, 2007
	By	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX

TO

FORM 10-Q

OF

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Revolving Term Loan Supplement and Amendment to Master Loan Agreement dated March 26, 2007
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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