Form 10-Q
period 2007-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2007-08-14
CIK 1163609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 14, 2007, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of June 30, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2007 and 2006, respectively.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Gordon, Hughes & Banks, LLP

August 10, 2007
Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,159	$8,316,766
Trade accounts receivable, less allowance for uncollectible accounts of $26,000	19,799,997	15,954,577
Inventories	19,917,055	15,813,795
Margin deposits	1,391,727	922,207
Prepaid expenses	431,893	596,968
Total current assets	41,549,831	41,604,313

PROPERTY AND EQUIPMENT	53,052,786	52,623,024
Less accumulated depreciation	(28,252,846)	(27,096,622)
Total property and equipment, net	24,799,940	25,526,402

OTHER ASSETS
Investments in cooperatives	4,264,438	4,267,749
Equity investment in unconsolidated affiliate	4,270,078	3,887,382
Notes receivable - members	460,042	479,130
Patents, net	6,100,466	6,289,475
Other, net	16,856	15,921
Total other assets	15,111,880	14,939,657

Total assets	$81,461,651	$82,070,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS – continued

	June 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$4,078,585	$4,346,087
Current maturities of long-term debt	913,698	947,931
Note payable - seasonal loan	13,883,648	—
Accounts payable	858,239	1,215,204
Accrued commodity purchases	11,065,800	20,901,664
Accrued expenses	2,102,697	2,206,437
Accrued interest	190,965	35,286
Total current liabilities	33,093,632	29,652,609

LONG-TERM LIABILITIES
Long-term debt, less current maturities	13,203,823	11,906,363
Deferred compensation	116,473	101,592
Total long-term liabilities	13,320,296	12,007,955

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $6,098 and $219,705 as of June 30, 2007 and December 31, 2006, respectively, consisting of 604,750 Class A units	1,219,402	1,005,795

MEMBERS' EQUITY Class A Units, no par value, 30,419,000 units issued and outstanding	33,828,321	39,404,013

Total liabilities, temporary equity and members' equity	$81,461,651	$82,070,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

	Three Months Ended June 30:		Six Months Ended June 30:
	2007	2006	2007	2006

NET REVENUES	$59,976,616	$53,289,632	$111,518,770	$116,125,280

COST OF REVENUES
Cost of product sold	49,926,017	41,942,388	92,806,403	94,051,954
Production	3,795,241	3,720,703	7,787,188	7,994,420
Freight and rail	4,703,206	4,578,282	8,931,934	9,845,556
Brokerage fees	69,864	70,159	140,407	135,419
Total cost of revenues	58,494,328	50,311,532	109,665,932	112,027,349

GROSS PROFIT	1,482,288	2,978,100	1,852,838	4,097,931

OPERATING EXPENSES
Administration	891,468	1,040,811	1,871,879	1,908,373
OPERATING PROFIT (LOSS)	590,820	1,937,289	(19,041)	2,189,558

OTHER INCOME (EXPENSE)
Interest expense	(531,269)	(165,459)	(805,577)	(520,731)
Other non-operating income	875,276	640,615	1,592,526	904,601
Patronage dividend income	19	—	49,240	148,153
Total other income (expense)	344,026	475,156	836,189	532,023

INCOME BEFORE INCOME TAXES	934,846	2,412,445	817,148	2,721,581

INCOME TAX EXPENSE (BENEFIT)	—	2,308	(7,160)	2,308

NET INCOME	$934,846	$2,410,137	$824,308	$2,719,273

BASIC AND DILUTED EARNINGS
PER CAPITAL UNIT	$0.03	$0.08	$0.03	$0.09

WEIGHTED AVERAGE NUMBER OF
UNITS OUTSTANDING FOR
CALCULATION OF BASIC AND
DILUTED EARNINGS PER
CAPITAL UNIT	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2007 AND 2006

	June 30,	June 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$824,308	$2,719,273
Charges and credits to net income not affecting cash:
Depreciation and amortization	1,388,924	1,744,109
Gain on equity method investments	(382,696)	(95,216)
Non-cash patronage dividends	(24,611)	(74,076)
Change in current assets and liabilities	(18,379,134)	6,273,523
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(16,573,209)	10,567,613

INVESTING ACTIVITIES
Purchase of investments	—	(420,120)
Retirement of patronage dividends	27,922	—
Patent costs	(29,008)	(37,315)
Purchase of property and equipment	(445,380)	(258,701)
NET CASH (USED FOR) INVESTING ACTIVITIES	(446,466)	(716,136)

FINANCING ACTIVITIES
Change in excess of outstanding checks over
bank balances	(267,502)	(668,488)
Net proceeds from seasonal borrowings	13,883,648	—
Distributions to members	(6,400,000)	—
Decrease (increase) in member loans	232,695	(10,049)
Proceeds from long-term debt	1,300,000	—
Principal payments on long-term debt	(36,773)	(1,420,872)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	8,712,068	(2,099,409)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,307,607)	7,752,068

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,316,766	75,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,159	$7,827,624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$649,898	$568,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -     BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements of and for the periods ended June 30, 2007 and 2006 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2006 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Reclassifications

Reclassifications have been made to the June 30, 2006 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

NOTE 2 -     INVENTORIES

	June 30,	December 31,
	2007	2006

Finished goods	$1,345,970	$4,288,113
Raw materials	18,509,122	11,478,020
Supplies & miscellaneous	61,963	47,662

Totals	$19,917,055	$15,813,795

NOTE 3 -     NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires September 1, 2007. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $22,400,000. Interest accrues at a variable rate (7.75% at June 30, 2007).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of accrued commodity purchases.  There were advances outstanding of $13,883,648 and $0 at June 30, 2007 and December 31, 2006, respectively.

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

On June 9, 2003, USSC was served with notice that it had been named as a defendant in a breach of contract suit filed in circuit court of Cook County, Illinois. The plaintiff, William Blair & Co., LLC, claims that it is entitled to a commission on the Company’s purchase of USSC’s stock in 2003 based on a broker agreement between USSC and William Blair. In the broker agreement dated October 15, 2001, USSC retained William Blair to render investment banking services in connection with a potential private placement or sale by USSC. William Blair’s claim for damages against USSC is for $684,000, but USSC strongly denies that William Blain is entitled to such damages.  The matter was tried to the court in early 2007.  As of August 14, 2007, the Company is awaiting the outcome.

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of June 30, 2007 and December 31, 2006, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets.  Amounts recorded as temporary equity totaled $1,219,402 and $1,005,795 as of June 30, 2007 and December 31, 2006, respectively, consisting of 604,750 Class A capital units.

Item 2.                                                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and six-month periods ended June 30, 2007, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2006.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2006.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant, a soybean oil refinery, and a bio-based polyurethane production facility in Volga, South Dakota. We produce four principal products: crude soybean oil, soybean meal and hulls, partially refined and bleached oil, and, through our majority owned subsidiary, Urethane Soy Systems Corporation (USSC), a bio-based polyol product called Soyol™. We also offer and provide construction, management and consulting services to soybean processing facilities, and our facilities serve as a registered delivery point for the Chicago Board of Trade’s (CBOT) soybean oil futures’ contract program where we receive a storage payment for oil that is delivered and stored through the program.

We generated a net income of $0.9 million for the three months ending June 30, 2007, compared to $2.4 million for the same three-month period in 2006, which is a reduction of $0.20 per bushel processed. The reduction in net income was primarily attributable to a decrease in the soybean oil basis and a 5.4% reduction in the volume processed. Slightly offsetting the decrease was a $235,000 increase in non-operating income.

We view the soybean oil component of the soybean crushing margin to be an element that will influence our future strategy. The renewable energy potential of soybean oil has kept the CBOT soybean oil contract values high relative to soybeans and soybean meal. Soybean oil currently accounts for approximately 45% of the crush margin compared to a long-term average of 36%.  At the same time, the soybean oil supply is growing due to stagnant-to-weaker demand for domestic soybean oil, a result of the health focus on trans fat. These relationships will continue for the foreseeable future to be a variable in managing our margins.

Our future objective is to focus on delivering high quality products and services at the lowest possible cost, and adding value by investing in the development of new applications for our products in the plastics and energy fields. We will continue to expend capital to fund the operations of USSC. In addition, we are encouraged by an announcement made in July from Ford Motor Company stating that USSC’s SoyolTM will be the first soybean oil based polyol incorporated into the automotive seating industry.  Ford will be utilizing our product in their 2008 Ford Mustang. We also plan to further diversify by entering the fats and oil renewable fuel industry in some capacity, a growing industry spurred by our nation’s need to decrease its reliance on foreign petroleum supplies.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2007 and 2006

	Quarter Ended June 30, 2007		Quarter Ended June 30, 2006
		% of		% of
	$	Revenue	$	Revenue

Revenue	$59,976,616	100.0	$53,289,632	100.0
Cost of revenues	(58,494,328)	(97.5)	(50,311,532)	(94.4)
Administrative expenses	(891,468)	(1.5)	(1,040,811)	(2.0)
Other income (expense)	344,026	0.6	475,156	0.9
Income tax (expense) benefit	—	0.0	(2,308)	—

Net income (loss)	$934,846	1.6	$2,410,137	4.5

Revenue – Revenue increased $6.7 million, or 12.5%, from the second quarter of 2006 to the second quarter of 2007. The increase in revenues was primarily due to increases in the average sales price of soybean meal and oil, as well as an increase in the sales volume of refined soybean oil.  The average sales prices of soybean meal and oil increased 13.4% and 27.6%, respectively, in the second quarter of 2007 compared to the same period in 2006.  Higher corn prices sparked by increased demand from the ethanol industry served to lift prices of many agricultural commodities, including soybeans and soybean-based products. During the second quarter of 2007, the sales volume of refined soybean oil increased by

9.1% compared to the same period in 2006, as demand increased due to a 250% increase in biodiesel production in the United States over the last 12 months.

Gross Profit/Loss – During the second quarter of 2007, we generated a gross profit of $1.5 million, compared to $3.0 million in the second quarter of 2006.  The decrease in gross profit was primarily attributed to a decrease in soybean oil basis. The decrease in soybean oil basis was due to a combination of high CBOT soybean oil prices and an increase in the U.S. soybean oil supply. The high CBOT price was attributed to the growing renewable energy industry, and the increase in U.S. soybean oil supply was due to new trans-fat labeling, which continues to reduce domestic human consumption.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $149,000, or 14.3%, for the second quarter of 2007, compared to the same period in 2006.  This decrease was primarily the result of a decrease in personnel expenses in 2007.

Interest Expense – Interest expense increased by $366,000, or 221.1%, for the second quarter of 2007, compared to the same period in 2006.  This increase was due to higher debt levels resulting from elevated soybean prices, increased quantity of inventory and member distributions.  On June 30, 2007, we had outstanding debt of $28.1 million, compared to $14.5 million on June 30, 2006.

Other Non-Operating Income – Other non-operating income increased by $234,000, or 36.6%, for the second quarter of 2007, compared to the same period in 2006.  The increase was primarily due to increases in oil storage income and in the value of our investment in Minnesota Soybean Processors (MnSP).

Net Income/Loss – The $1.5 million decrease in net income from the second quarter of 2006, compared to the same period in 2007, was primarily attributable to, as discussed above, a decrease in gross profit, offset by an increase in sales and non-operating income.

Comparison of the six months ended June 30, 2007 and 2006

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
		% of		% of
	$	Revenue	$	Revenue

Revenue	$111,518,770	100.0	$116,125,280	100.0
Cost of revenues	(109,665,932)	(98.3)	(112,027,349)	(96.5)
Administrative expenses	(1,871,879)	(1.7)	(1,908,373)	(1.6)
Other income (expense)	836,189	0.7	532,023	0.4
Income tax (expense) benefit	7,160	0.0	(2,308)	—

Net income (loss)	$824,308	0.7	$2,719,273	2.3

Revenue – Revenue decreased $4.6 million, or 4.0%, for the six-months ended June 30, 2007, compared to the same period in 2006. The decrease in revenues was primarily due to a decrease in the sales volume of crude soybean oil.  During the six months ended June 30, 2006, we registered warehouse receipts with the CBOT for approximately 94.7 million pounds of crude soybean oil, increasing sales revenue by approximately $22.3 million. In 2007, we did not register any warehouse receipts with the CBOT.

The decrease in sales volume of crude soybean oil was slightly offset by increases in the average sales price of soybean meal and oil.  The average sales prices of soybean meal and oil increased by 10.8% and 25.4%, respectively, in the six-months ended June 30, 2007, compared to the same period in 2006.  Higher corn prices sparked by increased demand from the ethanol industry served to lift prices of many agricultural commodities, including soybeans and soybean-based products.

Gross Profit/Loss – During the six months ended June 30, 2007, we generated a gross profit of $1.9 million, compared to $4.1 million during the same period in 2006.  The decrease in gross profit was attributed to a decrease in soybean oil basis. The decrease in soybean oil basis was due to a combination of high CBOT soybean oil prices and increased soybean oil supply. The high CBOT price was attributed to the growing renewable energy industry, and increased soybean oil supply was due to new trans-fat labeling, which continues to reduce domestic human consumption.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, remained relatively unchanged for the six-months ended June 30, 2007 and 2006.

Interest Expense – Interest expense increased by $284,000, or 54.7%, for the six months ended June 30, 2007 compared to the same period in 2006.  This increase was due to higher debt levels resulting from elevated soybean prices, increased quantity of inventory, higher accounts receivable due to elevated soy-based product prices, and member distributions.  On June 30, 2007, we had outstanding debt of $28.1 million, compared to $14.5 million on June 30, 2006.

Other Non-Operating Income – Other non-operating income increased by $688,000, or 76.0%, for the six-months ended June 30, 2007, compared to the same period in 2006.  The increase was primarily due to increases in oil storage income and in the value of our investment in MnSP.

Net Income/Loss – The $1.9 million decrease in net income during the six months ended June 30, 2007, compared to the same period in 2006, was primarily attributable to, as discussed above, a decrease in gross profit, slightly offset by a decrease in administrative expenses and an increase in other non-operating income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2007, we had working capital, defined as current assets less current liabilities, of approximately $8.5 million and a current ratio, defined as current assets divided by current liabilities of 1.26 to 1, compared to working capital of $7.8 million and a current ratio of 1.28 to 1 on June 30, 2006.

	2007	2006

Net cash (used for) provided by operating activities	$(16,573,209)	$10,567,613
Net cash (used for) investing activities	(446,466)	(716,136)
Net cash provided by (used for) financing activities	8,712,068	(2,099,409)

Cash Flows from Operations

The decrease in cash flows from operating activities between the six months ended June 30, 2007 and the same period in 2006, was primarily attributed to decreases in accrued commodity purchases and net income and increases in inventory and accounts receivable. Higher commodity prices encouraged farmers during the second quarter to sell us soybeans and price their previously delivered soybeans, resulting in a 61% increase in soybean inventory and a 47% reduction in our accrued commodity purchases. Likewise, higher commodity prices resulted in a 24% increase in our accounts receivables.

Cash Flows from Investing Activity

The decrease in cash flows used for investing activities between the six months ended June 30, 2007 and the same period in 2006 was primarily attributed to a decrease in the purchase of investments.  In May 2006, we were required to make a unit retain investment in MnSP of approximately $420,000 after MnSP’s members voted to require shareholders to invest $0.30 per share of Class A preferred stock. No unit retain investment has been required by MnSP in 2007. This decrease in investing activities was slightly offset by an $187,000 increase in purchases of property and equipment for our facilities.

Cash Flows from Financing Activity

The increase in net cash provided by financing activities between the six months ended June 30, 2007 and the same period in 2006, was principally due to a $15.1 million (net of principal payments) increase in debt in 2007, offset by $6.4 million in distributions paid to members. During the first six months of 2007, we used $15.1 million in proceeds from long-term debt and seasonal borrowings to finance an increase in inventory, reduce accrued commodity purchases, and distribute $6.4 million to our members.

Our cash flows from operations and revolving debt are expected to continue to be sufficient to meet our expected capital and liquidity requirements for the foreseeable future.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $13.2 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be reborrowed up to the available credit line. The available credit line reduces by $1.3 million every six months until maturity on March 20, 2013, except the reduction is waived for September 2007 and March 2008. Beginning in September 2008, the reduction will continue and payments are required if our principal balance outstanding exceeds our then available credit line.  The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $13.2 million as of June 30, 2007 and 2006.

The second credit line is a revolving working capital loan that expires on September 1, 2007.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $23 million which was increased to this amount on June 6, 2007 under an amendment to our Master Loan Agreement with CoBank.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance outstanding on the working capital loan was approximately $13.9 million as of June 30, 2007, compared to $0 as of June 30, 2006.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on both the working capital and revolving term loans as of June 30, 2007 was 7.75%, compared to 8.05% as of June 30, 2006. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. We were in compliance with all covenants and conditions with CoBank as of June 30, 2007 and as of the date of this filing.

We also have other long-term contracts and notes totaling approximately $0.9 million, with a weighted average annual interest rate of 4.4% as of June 30, 2007. These arrangements include a no interest $621,000 long-term note payable to the other USSC shareholders relating to our purchase of their tendered shares in USSC.  The obligation is secured by the purchased shares.  We made principal payments of $37,000 and $121,000 on these additional long-term obligations during the six months ended June 30, 2007 and 2006, respectively.

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

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.   Our most significant lease commitments are the rail car leases we use to distribute our products.   We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars.  The total lease expense under these arrangements was approximately $1.0 million for both six-month periods ending June 30, 2007 and 2006.  The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $0.8 million and $1.0 million for the six-month periods ending June 30, 2007 and 2006, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities.  Total lease expense under these arrangements was $41,000 and $53,000 for the six-month periods ending June 30, 2007 and 2006, respectively.  Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

During the quarter ended June 30, 2007, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2006 Annual Report on our Form 10K.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                    Defaults Upon Senior Securities.

None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

Board of Managers.  On June 26, 2007, we held our annual meeting of members in Brookings, South Dakota.  At the meeting, Marvin Hope, Delbert Tschakert, Ardon Wek, Paul Barthel, Dean Christopherson, Randy Tauer and Wayne Enger were elected to the Board of Managers. Alan Christensen, David Driessen, Dan Feige, Ronald Gorder, Kent Howell, James Jepsen, Jerome Jerzak, Robert Nelsen, Robert Nelson, Maurice Odenbrett,  Greg Schmieding, Corey Schnabel, Lyle Trautman,  and Gary Wertish will remain on the board until their terms expire, they are reelected, or their earlier death, resignation or removal.

VOTE TABULATION FOR BOARD OF MANAGER NOMINEES

Nominee	For	Abstentions
District One
Marvin Hope	Unanimous

District 2
Laron Krause	9

Delbert Tschakert	11

District 3
Ardon Wek	Unanimous

District 4
Paul Barthel	Unanimous

District 5
Dean Christopherson	Unanimous

District 6
Randy Tauer	Unanimous

District 7
Wayne Enger	23

Rodney Skalbeck	7

Amended and Restated Operating Agreement.  Our members also approved at the annual meeting of members on June 26, 2007 an Amended and Restated Operating Agreement by adopting amendments to Section 6.2 and 13.2. Specifically, Section 6.2(c) was partially amended and Sections 6.2(d) and 13.2(c) were added to the Company’s operating agreement. The amendments were adopted by 95% of the members voting on the matter.

The amendments provide that, effective June 26, 2007, our board of managers has the authority and discretion to issue distributions of cash, or assets upon liquidation, to persons who were members or former members of our predecessor cooperative between 1998 and 2002 and who were subject to qualified patronage made through written notices of allocations during this period.

Prior to approval of the amendments, our operating agreement required that all distributions be made in proportion to each member’s ownership percentage of the Company.  In addition, upon a liquidation of the Company after payment of all debts and obligations of the Company, our assets were required to be subsequently distributed to the members ratably in proportion to the credit balances in their respective capital accounts.

Item 5.           Other Information

None.

Item 6.           Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: August 14, 2007
	By	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX

TO

FORM 10-Q

OF

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amendment to Master Loan Agreement dated June 6, 2007
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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