Form 10-Q
period 2007-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2007-11-14
CIK 1163609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 14, 2007, the registrant had 30,419,000 capital units outstanding.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of September 30, 2007, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2007 and 2006, respectively.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Gordon, Hughes & Banks, LLP

October 26, 2007

Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,210	$8,316,766
Trade accounts receivable, less allowance for uncollectible accounts of $26,000	19,146,034	15,954,577
Inventories	26,202,652	15,813,795
Margin deposits	6,265,348	922,207
Prepaid expenses	305,838	596,968
Total current assets	51,929,082	41,604,313

PROPERTY AND EQUIPMENT	53,330,039	52,623,024
Less accumulated depreciation	(28,803,261)	(27,096,622)
Total property and equipment, net	24,526,778	25,526,402

OTHER ASSETS
Investments in cooperatives	8,729,059	8,155,131
Notes receivable - members	460,042	479,130
Patents, net	6,013,489	6,289,475
Other, net	16,755	15,921
Total other assets	15,219,345	14,939,657

Total assets	$91,675,205	$82,070,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS – continued

	September 30,	December 31,
	2007	2006
	(Unaudited)
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$4,271,744	$4,346,087
Current maturities of long-term debt	2,175,862	947,931
Note payable - seasonal loan	16,052,492	—
Accounts payable	851,999	1,215,204
Accrued commodity purchases	16,469,094	20,901,664
Accrued expenses	2,013,901	2,206,437
Accrued interest	170,533	35,286
Total current liabilities	42,005,625	29,652,609

LONG-TERM LIABILITIES
Long-term debt, less current maturities	11,902,518	11,906,363
Deferred compensation	118,917	101,592
Total long-term liabilities	12,021,435	12,007,955

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $6,098 and $219,705 as of September 30, 2007 and December 31, 2006, respectively, consisting of 604,750 Class A units	1,219,402	1,005,795

MEMBERS’ EQUITY
Class A Units, no par value,
30,419,000 units issued and outstanding	36,428,743	39,404,013

Total liabilities, temporary equity and members’ equity	$91,675,205	$82,070,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

	Three Months Ended September 30:		Nine Months Ended September 30:
	2007	2006	2007	2006

NET REVENUES	$60,587,433	$45,195,584	$172,106,203	$161,320,864

COST OF REVENUES
Cost of product sold	49,531,625	34,954,255	142,419,937	129,006,209
Production	3,975,134	3,733,940	11,680,413	11,728,360
Freight and rail	3,785,968	4,332,076	12,717,902	14,177,632
Brokerage fees	78,226	73,081	218,633	208,500
Total cost of revenues	57,370,953	43,093,352	167,036,885	155,120,701

GROSS PROFIT	3,216,480	2,102,232	5,069,318	6,200,163

OPERATING EXPENSES
Administration	856,390	757,615	2,728,269	2,665,988
OPERATING PROFIT (LOSS)	2,360,090	1,344,617	2,341,049	3,534,175

OTHER INCOME (EXPENSE)
Interest expense	(557,090)	(117,458)	(1,362,667)	(490,036)
Other non-operating income	797,421	692,499	2,389,947	1,448,918
Patronage dividend income	—	—	49,240	148,182
Total other income (expense)	240,331	575,041	1,076,520	1,107,064

INCOME BEFORE INCOME TAXES	2,600,421	1,919,658	3,417,569	4,641,239

INCOME TAX EXPENSE (BENEFIT)	—	—	(7,160)	2,308

NET INCOME	$2,600,421	$1,919,658	$3,424,729	$4,638,931

BASIC AND DILUTED EARNINGS
PER CAPITAL UNIT	$0.09	$0.06	$0.11	$0.15

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006

	September 30,	September 30,
	2007	2006
OPERATING ACTIVITIES
Net income	$3,424,729	$4,638,931
Charges and credits to net income not affecting cash:
Depreciation and amortization	2,048,264	2,615,854
Gain on equity method investments	(577,240)	(312,816)
Non-cash patronage dividends	(24,611)	(74,076)
Change in current assets and liabilities	(23,468,064)	7,569,621
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(18,596,922)	14,437,514

INVESTING ACTIVITIES
Purchase of investments	—	(420,120)
Retirement of patronage dividends	27,922	—
Patent costs	(50,854)	(50,195)
Purchase of property and equipment	(722,632)	(464,969)
NET CASH (USED FOR) INVESTING ACTIVITIES	(745,564)	(935,284)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	(74,343)	(670,504)
Net proceeds from seasonal borrowings	16,052,492	—
Distributions to members	(6,400,000)	—
Decrease (increase) in member loans	232,695	(10,049)
Proceeds from long-term debt	1,300,000	—
Principal payments on long-term debt	(75,914)	(2,757,171)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	11,034,930	(3,437,724)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,307,556)	10,064,506

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,316,766	75,556

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,210	$10,140,062

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,227,420	$536,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements of and for the periods ended September 30, 2007 and 2006 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2006 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Reclassifications

Reclassifications have been made to the September 30, 2006 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

NOTE 2 - INVENTORIES

	September 30,	December 31,
	2007	2006

Finished goods	$(6,604,356)	$4,288,113
Raw materials	32,759,345	11,478,020
Supplies & miscellaneous	47,663	47,662

Totals	$26,202,652	$15,813,795

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  This market adjustment caused the finished goods to have a credit balance as of September 30, 2007.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INVESTMENTS IN COOPERATIVES

At September 30, 2007 and December 31, 2006, investments in cooperatives consisted of:

	September 30,	December 31,
	2007	2006

Minnesota Soybean Processors	$4,464,621	$3,887,382
Cenex Harvest States	3,488,670	3,516,592
CoBank	775,768	751,157

Totals	$8,729,059	$8,155,131

Prior to September 30, 2007, the Company accounted for its 6.95% investment in Minnesota Soybean Processors (MnSP) using the equity method due to the related nature of operations and the Company’s ability to influence management decisions of MnSP.  On September 1, 2007, the services and management agreement between the two companies was terminated.  Commencing on that date, the Company ceased the accounting for its investment in MnSP under the equity method, and began carrying the investment at cost plus the amount of patronage earnings allocated to the Company, less any cash dividends.  The financial statements as of December 31, 2006 have been reclassified accordingly.

NOTE 4 - NOTES PAYABLE — SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires September 1, 2008. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $28,000,000. Interest accrues at a variable rate (7.25% at September 30, 2007).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of accrued commodity purchases.  There were advances outstanding of $16,052,492 and $0 at September 30, 2007 and December 31, 2006, respectively.

NOTE 5 - NOTE GUARANTEE

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

NOTE 6 - MEMBER DISTRIBUTION

On March 1, 2007, the Company distributed $6,400,000 ($0.21 per outstanding capital unit) to its members.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CONTINGENCIES

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

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of September 30, 2007 and December 31, 2006, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets.  Amounts recorded as temporary equity totaled $1,219,402 and $1,005,795 as of September 30, 2007 and December 31, 2006, respectively, consisting of 604,750 Class A capital units.

Item 2.                                                       Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and nine-month periods ended September 30, 2007, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2006.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2006.

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

We generated a net income of $2.6 million for the third quarter of 2007 compared to $1.9 million for the same three-month period in 2006, an increase of $0.11 per bushel processed. The increase in net income was primarily attributable to a 17% increase in our crush margin driven by the relationship of the high demand for our products versus the abundant supply of soybeans in our area.  This increase in net income was partially offset by higher interest expense, higher operating costs and lower production volume.

We view the soybean oil component of the soybean crushing margin to be an element that will influence our future strategy. The renewable energy potential of soybean oil has kept the CBOT soybean oil contract values high relative to soybeans and soybean meal. Soybean oil currently accounts for approximately 43-46% of the crush margin compared to a long-term average of 36%.  In the near term, increased volatility may be experienced when record high inventories of soybean oil are draw down in the United States. The draw down is caused primarily by the increased demand from the growing biodiesel industry which is replacing the decrease in domestic consumption in the food segment due to the health focus on trans-fat. These relationships will continue to be a key variable in managing our margins for the foreseeable future.

Our future objective is to focus on delivering high quality products and services at the lowest possible cost, and adding value by investing in the development of new applications for our products in the plastics and energy fields. We will continue to expend capital to fund the operations of USSC, particularly due to recent developments. We are encouraged by Ford Motor Company’s successful launch of incorporating USSC’s Soyol™ into the seating on their 2008 Ford Mustangs. USSC’s Soyol™ is the first soybean oil based polyol incorporated into the automotive seating industry. USSC’s next focus is the expansion of Soyol™  across Ford’s product line.  To help accomplish this, along with pursuing other opportunities, USSC has increased its marketing staff.

We are continuing to explore further diversification by investigating entry into, in some capacity, the fats and oil renewable fuel industry. We are very cautious about entering this industry, however, because current biodiesel margins are weak as a result of excess and poorly located capacity.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2007 and 2006

	Quarter Ended Sept. 30, 2007		Quarter Ended Sept. 30, 2006
		% of		% of
	$	Revenue	$	Revenue

Revenue	$60,587,433	100.0	$45,195,584	100.0
Cost of revenues	(57,370,953)	(94.7)	(43,093,352)	(95.3)
Administrative expenses	(856,390)	(1.4)	(757,615)	(1.7)
Other income (expense)	240,331	0.4	575,041	1.2
Income tax (expense) benefit	—	0.0	—	—

Net income (loss)	$2,600,421	4.3	$1,919,658	4.2

Revenue — Revenue increased $15.4 million, or 34.1%, from the third quarter of 2006 to the third quarter of 2007. The increase in revenues was primarily due to increases in the average sales price of soybean meal and oil, as well as an increase in the sales volume of refined soybean oil.  The average sales prices of soybean meal and oil increased 27.3% and 37.9%, respectively, in the third quarter of 2007 compared to the same period in 2006.  Similar to corn, higher soybean prices today are generally driven by the relationship to the price of crude oil and its refined products. The increase in the price of crude oil during the quarter, therefore, increased the price of our products.  During the third quarter of 2007, the sales volume of refined soybean oil increased by 8.4% compared to the same period in 2006, as demand increased due to increased biodiesel production in the United States over the last 12 months.  This increase in revenue was partially offset by a 3.3% reduction in the amount of soybeans crushed in the third quarter of 2007 compared to the same period in 2006, thus reducing sales volume.

Gross Profit/Loss — During the third quarter of 2007, we generated a gross profit of $3.2 million compared to $2.1 million in the third quarter of 2006.  The increase in gross profit was primarily attributed to two factors:  first, strong demand for our products and an abundant supply of soybeans from the 2006 U.S. soybean crop resulted in increases in revenues outstripping the cost of good sold by $0.7 million; second, our freight expenses decreased by $0.6 million, or 12.6%. Slightly offsetting these gains was a 4.3% increase in production expense.

Administrative Expense — Administrative expense, including all selling, general and administrative expenses, increased $99,000, or 13.0%, for the third quarter of 2007 compared to the same period in 2006.  This increase was primarily the result of an increase in personnel expenses in 2007, which was driven principally by an increase in marketing staff at USSC.

Interest Expense — Interest expense increased by $440,000 for the third quarter of 2007 compared to the same period in 2006.  This increase was due to higher debt levels resulting from elevated soybean prices, and an increase in quantity of inventory and member distributions.  On September 30, 2007, we had outstanding debt of $30.1 million compared to $13.0 million on September 30, 2006.

Other Non-Operating Income — Other non-operating income increased by $105,000, or 15.2%, for the third quarter of 2007, compared to the same period in 2006.  The increase was primarily due to an increase in oil storage income.

Net Income/Loss — The $681,000 increase in net income from the third quarter of 2006, compared to the same period in 2007, was primarily attributable to, as discussed above, an increase in gross profit, offset by increases in administrative expense and interest expense.

Comparison of the nine months ended September 30, 2007 and 2006

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
		% of		% of
	$	Revenue	$	Revenue

Revenue	$172,106,203	100.0	$161,320,864	100.0
Cost of revenues	(167,036,885)	(97.1)	(155,120,701)	(96.2)
Administrative expenses	(2,728,269)	(1.6)	(2,665,988)	(1.7)
Other income (expense)	1,076,520	0.6	1,107,064	0.7
Income tax (expense) benefit	7,160	0.0	(2,308)	—

Net income (loss)	$3,424,729	2.0	$4,638,931	2.9

Revenue — Revenue increased $10.8 million, or 6.7%, for the nine-months ended September 30, 2007 compared to the same period in 2006. The increase in revenues was primarily due to increases in the average sales price of soybean meal and oil.  The average sales prices of soybean meal and oil increased 15.9% and 18.0%, respectively, in the nine months ended September 30, 2007 compared to the same period in 2006. The increase in the price of crude oil and its refined products during the nine months ended continued to be the major cause of this increase. The increase in revenues was partially offset by decreases in registered warehouse receipts with the CBOT in 2007, sales volume of refined soybean oil, and amount of soybeans crushed.  During the nine months ended September 30, 2006, we registered warehouse receipts with the CBOT for approximately 105.2 million pounds of crude soybean oil increasing sales revenue by approximately $24.6 million. In 2007, by contrast, we did not register any warehouse receipts with the CBOT. In addition, during the first nine months ended September 30, 2007, we had a 5.0% reduction in the amount of soybeans crushed compared to the same period in 2006, thus reducing sales volume.

Gross Profit/Loss — During the nine months ended September 30, 2007, we generated a gross profit of $5.1 million, compared to $6.2 million during the same period in 2006.  The decrease in gross profit was attributed to a decrease in soybean oil basis. The decrease in soybean oil basis was due to a combination of high CBOT soybean oil prices, reduced domestic human consumption and the decrease in registered warehouse receipts with the CBOT.

Administrative Expense — Administrative expense, including all selling, general and administrative expenses, remained relatively unchanged for the nine months ended September 30, 2007 and 2006.

Interest Expense — Interest expense increased by $873,000, or 178.1%, for the nine months ended September 30, 2007 compared to the same period in 2006.  This increase was due to higher debt levels resulting from elevated soybean prices, an increase in quantity of inventory and member distributions, and higher accounts receivable due to elevated soy-based product prices. On September 30, 2007, we had outstanding debt of $30.1 million compared to $13.0 million on September 30, 2006.

Other Non-Operating Income — Other non-operating income increased by $941,000, or 64.9%, for the nine-months ended September 30, 2007, compared to the same period in 2006.  The increase was primarily due to increases in oil storage income and in the value of our investment in Minnesota Soybean Processors (MnSP).

Net Income/Loss — The $1.2 million decrease in net income during the nine months ended September 30, 2007, compared to the same period in 2006, was primarily attributable to, as discussed above, a decrease in gross profit and an increase in interest expense.  The decrease in net income was slightly offset by an increase in other non-operating income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2007, we had working capital, defined as current assets less current liabilities, of approximately $9.9 million and a current ratio, defined as current assets divided by current liabilities of 1.24 to 1, compared to working capital of $8.8 million and a current ratio of 1.40 to 1 on September 30, 2006.

	2007	2006

Net cash (used for) provided by operating activities	$(18,596,922)	$14,437,514
Net cash (used for) investing activities	(745,564)	(935,284)
Net cash provided by (used for) financing activities	11,034,930	(3,437,724)

Cash Flows from Operations

The decrease in cash flows from operating activities between the nine months ended September 30, 2007 and the same period in 2006 was primarily attributed to decreases in accrued commodity purchases and net income and increases in inventory and accounts receivable. Higher commodity prices encouraged farmers during the second and third quarters of 2007 to sell us soybeans and price their previously delivered soybeans, resulting in a 110% increase in soybean inventory and a 21% reduction in our accrued commodity purchases. Likewise, higher commodity prices resulted in a 20% increase in our accounts receivables.

Cash Flows from Investing Activity

The decrease in cash flows used for investing activities between the nine months ended September 30, 2007 and the same period in 2006 was primarily attributed to a decrease in the purchase of investments.  In May 2006, unlike in 2007 thus far, we were required to make a unit retain investment in MnSP of approximately $420,000 after MnSP’s members voted to require members to invest $0.30 per share of Class A preferred stock. The decrease in investing activities was slightly offset by a $258,000 increase in purchases of property and equipment for our facilities.

Cash Flows from Financing Activity

The increase in net cash provided by financing activities between the nine months ended September 30, 2007 and the same period in 2006 was principally due to a $17.3 million (net of principal payments) increase in debt in 2007, offset by $6.4 million in distributions paid to members. During the first nine months of 2007, we used $15.1 million in proceeds from long-term debt and seasonal borrowings to finance an increase in inventory, reduce accrued commodity purchases, and distribute $6.4 million to our members.

Our cash flows from operations and revolving debt are expected to continue to be sufficient to meet our expected capital and liquidity requirements for the foreseeable future.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $13.2 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be reborrowed up to the available credit line. The available credit line reduces by $1.3 million every six months until maturity on March 20, 2013, except the reduction was waived for September 2007 and March 2008. Beginning in September 2008, the reduction will continue and payments are required if our principal balance outstanding exceeds our then available credit line.  The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $13.2 million and $11.9 million as of September 30, 2007 and 2006, respectively.

The second credit line is a revolving working capital loan that expires on September 1, 2008.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $28 million which was increased to this amount on October 10, 2007 under an amendment to our Master Loan Agreement with CoBank.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance outstanding on the working capital loan was approximately $16.1 million as of September 30, 2007, compared to $0 as of September 30, 2006.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on both the working capital and revolving term loans as of September 30, 2007 was 7.25%, compared to 7.75% as of September 30, 2006. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. We were in compliance with all covenants and conditions with CoBank as of September 30, 2007 and as of the date of this filing.

We also have other long-term contracts and notes totaling approximately $0.9 million, with a weighted average annual interest rate of 4.3% as of September 30, 2007. These arrangements include a no interest $621,000 long-term note payable to the other USSC shareholders relating to our purchase of their tendered shares in USSC.  The obligation is secured by the purchased shares.  We made principal payments of $76,000 and $157,000 on these additional long-term obligations during the nine months ended September 30, 2007 and 2006, respectively.

Out indebtedness is expected to increase in 2008 as a result of improvements to our facility’s railway infrastructure.  We are currently guaranteeing a $1.81 million loan between the State of South Dakota Department of Transportation and the Brookings County Regional Railway Authority.  This guaranty, however, will become a direct obligation of ours beginning in 2008, at which time we will begin making principal and interest payments directly on an annual basis.  For further details of this transaction, please see “Off-Balance Sheet Financing Arrangements - Guaranty” below.

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

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.   Our most significant lease commitments are the rail car leases we use to distribute our products.   We have a number of long-term leases with GE Capital and Trinity Capital for hopper rail cars and oil tank cars.  The total lease expense under these arrangements was approximately $1.5 million and $1.6 million for the nine-month periods ending September 30, 2007 and 2006, respectively.  The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $1.1 million and $1.4 million for the nine-month periods ending September 30, 2007 and 2006, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities.  Total lease expense under these arrangements was $89,000 and $75,000 for the nine-month periods ending September 30, 2007 and 2006, respectively.  Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk.

Commodities Risk & Risk Management. To reduce the price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight or options futures contract) on a regulated commodity futures exchange, the Chicago Board of Trade.  While hedging activities reduce the risk of loss from increasing market prices of soybeans, such activities also limit the gain potential which otherwise could result from significant decreases in market prices of soybeans.  Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time.  Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions.  We do not anticipate that hedging activity will have a significant impact on future operating results or liquidity.  Hedging arrangements do not protect against nonperformance of a cash contract.

At any one time, our inventory and purchase contracts for delivery to the plant may be substantial.  We have risk management policies and procedures that include net position limits. They are defined by commodity, and include both trader and management limits.  This policy and procedure triggers a review by us when any trader is outside of position limits.  The position limits are reviewed at least annually with the Board of Managers.  We monitor current market conditions and may expand or reduce the limits in response to changes in those conditions.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

                During the quarter ended September 30, 2007, there were no material changes to the Risk Factors disclosed in Item 1A. to Part I of our 2006 Annual Report on our Form 10K.

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

Dated: November 14, 2007
	By	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX

TO

FORM 10-Q

OF

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amendment to Master Loan Agreement dated October 10, 2007
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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