Form 10-K
period 2007-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2008-03-31
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
☐  Yes      ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes      ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller Reporting Company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes      ☒  No

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2007 was approximately $41,152,650. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Information Statement for 2008 Annual Meeting of Members.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports issued by South Dakota Soybean Processors, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.  Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report. As stated elsewhere in this report such factors include, among others:

•              Changes in the weather or general economic conditions impacting the availability and price of soybeans and natural gas;

•              Changes in business strategy, capital improvements or development plans;

•              Damage to or loss of our facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•              The availability of additional capital to support capital improvements, development and projects;

•              Changes in perception of food quality and safety; and

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

PART I

Item 1.   Business.

Overview

South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant, a soybean oil refinery, and a bio-based polyurethane production facility in Volga, South Dakota. We are owned by 2,208 members who principally reside in South Dakota and neighboring states.

Our core business consists of processing locally grown soybeans into soybean meal and soybean oil. Approximately 80% of a bushel of soybeans (60 pounds) is processed into soybean meal or hulls, and the remaining 20% is extracted as crude oil. We sell the soybean meal primarily to resellers, feed mills, and livestock producers as livestock feed. We market and sell multiple grades of soybean oil – crude, degummed, refined, refined and bleached, and a soy-based polyol.  Crude oil is marketed to the food and biodiesel industries.  Under certain market conditions, we may register and deliver warehouse receipts for crude oil according to the terms and conditions of a CBOT soybean oil futures contract. Refined and refined and bleached oil are marketed to the food and biodiesel industries.  Our soy-based polyol, Soyol®, and its resin systems, are sold to the polyurethane industry.

We strive to maintain a competitive position in the marketplace by producing high quality products, operating a highly efficient operation at the lowest possible cost, and adding value to our core products to capture larger margins. We continue to search for ways of improving on our efficiencies by analyzing new methods of vertical integration, adding value to our products by investing in further processing of our products, and reviewing new applications for our products in the plastics and energy fields. While it is our objective to maximize the issuance of cash distributions to our members from profits generated through operations, we recognize the need to maintain our financial strength by reinvesting for our future.

General Development of Business

We were originally organized as a South Dakota cooperative in 1993. As a South Dakota cooperative, we were entitled to single-level, pass-through tax treatment on income generated through our members’ patronage. This allowed us to pass our income onto our members in the form of distributions without first paying taxes at the company level, similar to a partnership. However, as we grew, the continuing availability of this advantageous tax treatment became less secure. Accordingly, in 2001 the cooperative’s board of directors approved a plan to reorganize into a South Dakota limited liability company, which became effective on July 1, 2002. The transaction was an exchange of interests whereby the assets and liabilities of the cooperative were transferred for capital units of the newly formed limited liability company, Soybean Processors, LLC. The capital units were distributed to our members upon dissolution of the cooperative at a rate of one capital unit of the limited liability company for each share of equity stock owned in the cooperative. The distribution of capital units to our members was registered under the Securities Act of 1933, as amended. For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction. Upon completion of the reorganization, the name of the limited liability company was changed to South Dakota Soybean Processors, LLC.

We began producing crude soybean oil, soybean meal and soybean hulls in late 1996. Since then we have made significant capital improvements and expanded our business to include the development of new, vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we became the majority owner and assumed management control of Urethane Soy Systems Company (USSC), a company to which we sell refined oil, Soyol® and Soyol® based polyurethane products, which, in turn, sells such products to its customers.  We hold a 66.74% equity interest in USSC with the right to obtain additional interests upon the conversion of convertible subordinates notes issued to us since 2005. In exchange for the notes, we have provided to USSC additional working capital. If we elect to convert all of the convertible notes to equity, which we may do at any time,  we will hold up to a 90.13% equity interest in USSC.

Industry Information

The soybean processing industry converts soybeans into soybean meal, soybean hulls and soybean oil. Food ingredients are the primary end use for the oil, while the meal and hulls are mostly consumed by animals. Crude soybean oil is generally refined for use as salad and cooking oil, baking and frying fat, and to a more limited extent, for industrial uses. Increasingly, the sale of soybean oil for human consumption is impacted by the regulation of trans-fat, an ingredient in soybean oil. In 2006, for example, the U.S. Food and Drug Administration introduced labeling rules which require food processors to disclose levels of trans-fatty acids contained in their products. In addition, various local governments in the U.S. have enacted, or are considering enacting, restrictions on the use of trans-fats in restaurants. Because of this, many food manufacturers have either switched or indicated an intention to switch to edible oil products with lower levels of trans-fatty acids.

Soybean production is concentrated in the central U.S., Brazil, China and Argentina. In the 2007 harvest season, the U.S. produced approximately 2.6 billion bushels of soybeans or approximately 31.8% of estimated world production. The USDA estimates that approximately 60% of soybeans produced in the U.S. are processed domestically, 38% are exported as whole soybeans, and 2% are retained for seed and residual use. Historically, there has been adequate soybean production in the upper Midwest to supply the local soybean processing industry. In 2007, for example, farm producers in South Dakota produced 134 million bushels of soybeans, compared to the top five states which produced the following:

State	Production (bushels)
Iowa	439 million
Illinois	350 million
Minnesota	252 million
Indiana	211 million
Nebraska	194 million

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

Soybean crushing and refining margins are cyclical, characteristic of a mature, competitive industry. While the price of soybeans may fluctuate substantially from year to year, the prices of meal and oil generally track that of soybeans, although not necessarily on a one-for-one basis; therefore, margins can be variable.

The soybean industry continues diligently to introduce soy products as bio-based substitutes for various petroleum-based products. Such products include biodiesel, soy ink, lubricants, candles and plastics. Biodiesel usage has increased as a substitute for standard, petroleum-based diesel fuel, being made from approximately 90% vegetable oil (such as soybean oil) or animal fat and 10% alcohol (methanol). Today, the U.S. biodiesel industry is in a state of flux; therefore, annual output is difficult to predict or rely upon in the short-term.  The U.S. biodiesel industry is also overbuilt in terms of production capacity relative to the potential supply of vegetable oil and animal fats.

Products & Services

Soybean Processing

We process soybeans at our crushing plant to extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of a soybean bushel is processed and sold as soybean meal or hulls. Our meal and hulls are shipped out by truck and rail car. Primary markets for meal and hulls include the local markets within 200 miles of our facility, the Western U.S, and Canada. The remaining percentage of the soybean is extracted as crude oil.  Crude oil is marketed to the food and biodiesel industries.  Under certain market conditions, we may register and deliver warehouse receipts for crude oil according to the terms and conditions of a CBOT soybean oil futures contract.

We have the capability to process a degummed oil, a refined oil, refined and bleached oil, and a soy-based polyol at our facility in Volga, South Dakota.  In 2007, we produced 240 million pounds of refined oil, the majority of which was sold to ACH Foods Companies, Inc. of Memphis, Tennessee, under the terms of a supply agreement. The remainder was sold to various biodiesel production companies in the Midwest. In August 2008, our agreement with ACH Foods will terminate at which time we will need to locate new customers for the sale of our refined oil.

For fiscal years ended December 31, 2007, 2006 and 2005, revenues from the sale of soybean meal, hulls, crude oil, refined oil and refined and bleached oil were approximately 99.2%, 99.8% and 99.8% of total revenues, respectively.

Polyurethane

We produce a bio-based polyol, Soyol®, which is used in industrial applications for the polyurethane industry.  Soyol® is made from specially refined crude soybean oil, and is a key chemical compound that, upon reaction with other ingredients, forms polyurethane plastics. Soyol® is a renewable replacement for petrochemical based polyols. Polyurethanes are used in a variety of products such as insulation in buildings and appliances; seating; carpet backing and padding; shoe soles; roof coatings; mattresses and pillows; rigid panels; and bumpers and interiors in cars, tractors and trucks. We sell Soyol® to USSC which, in turn, markets and sells to its customers Soyol® and polyurethane resin systems incorporating Soyol®.  Our resin systems include a spray-on insulation product called SoyTherm™ and a spray-based coating product for various applications (such as bedliners) called BioTuff™.

Soyol® and Soyol®-based resin systems are relatively new in the market, having undergone significant research and development in recent years. In 2007, we made significant progress in this area when Ford Motor Company announced in partnership with Lear Corporation that it would begin incorporating Soyol® into the seat cushions of the 2008 Ford Mustang.  For fiscal years ended December 31, 2007, 2006 and 2005, however, our revenues from the sale of Soyol® and Soyol® based resin systems were approximately 0.4%, 0.2% and 0.2% of total revenues, respectively.

We have exclusive rights to supply Soyol® to USSC until 2014 and have agreed not to sell it to any other company in the plastics industry.

Raw Materials and Suppliers

We procure soybeans from local soybean producers and elevators. In 2007, soybean production in South Dakota was approximately 133.5 million bushels, compared to 130.9 in 2006 and 134.7 million bushels in 2005. Of this amount, we processed 26.6 million bushels of soybeans in 2007, compared to 27.8 million in 2006 and 28.0 million in 2005. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to the soybean supply include weather, changes in government programs, and competition from other processors and export markets. Our refining plant and polyurethane production receive the substantial majority of crude soybean oil supply from our crushing plant.

Utilities

We use natural gas and electricity to operate the crushing and refining plants. Natural gas is used in the boilers for processing heat and for drying soybeans. NorthWestern Corporation of Sioux Falls, South Dakota, provides for the delivery of natural gas to us on an interruptible basis. We are at risk to adverse price fluctuations in the natural gas market, but we have the capability to use fuel oil and biofuel as a back up for natural gas if delivery is interrupted or market conditions dictate. We also employ forward contracting to offset some of this risk. Our electricity is supplied by the City of Volga, South Dakota.

Employees

We currently employ approximately 101 individuals, all but 13 of whom are full-time. We have no unions or other collective bargaining agreements.

Sales, Marketing and Customers

Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. Our meal market is local (typically within 200 miles of our Volga facility), Western U.S., and Canada. Two significant meal customers are Commodity Specialists of Minneapolis, Minnesota, and Shawnee Mission, Kansas, and Archer Daniels Midland Company of Mankato, Minnesota, Lincoln, Nebraska, and several other locations.  Our primary refined oil market is an ACH Foods’ facility in Illinois and biodiesel companies located in neighboring states. Most of our products are shipped by rail, the service of which is provided by the Dakota, Minnesota and Eastern (DM&E) rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP) rail lines. The table presented below represents the percentage of sales by quantity of product sold within various markets for 2007.

	Soybean Meal	Crude Soybean Oil	Refined Oil

Local	29%	40%	22%
Other U.S. States	53%	59%	78%
Export	18%	1%	0%

All of our operations are domiciled in the U.S.  All of the products sold to our customers for fiscal years 2007, 2006 and 2005 were produced in the U.S., and all of our long-lived assets are domiciled in the U.S. In addition, 90% of total revenues in 2007 were derived from sales to customers in the U.S., and 10% was derived from sales to customers in Canada.

Dependence upon a Single Customer

We currently sell a majority of our refined soybean oil to ACH Foods Companies, Inc., under the terms of a supply agreement.  Pricing is fixed until August 31, 2008, when our agreement with ACH will terminate.  While sales to ACH may still occur in a bid-offer situation after the termination of the agreement, we may need to locate new customers for our soybean oil. If we are unable to locate new customers for our soybean oil, or on terms as favorable with ACH Foods, our business could be materially harmed.

Competition

We are in direct competition with several other soybean processing companies in the U.S., many of which have significantly greater resources than we do. The U.S. soybean processing industry is comprised primarily of 16 different companies operating 64 plants in the U.S. It is a mature, consolidated and vertically-integrated industry with four companies controlling nearly 84% of the processing industry. Those four companies are Archer Daniels Midland (ADM), Bunge, Cargill and Ag Processing (AGP). The U.S. vegetable oil (including soybean oil) refining industry is divided between oilseed processors and independent vegetable oil refiners. The oilseed processors operate approximately 83% of the vegetable oil refining capacity in the U.S., and ADM, Bunge, Cargill and AGP operate approximately 68% of the oil refining capacity. The three largest independent vegetable oil refiners are ACH Foods, Smuckers (Proctor & Gamble), and ConAgra (Hunt-Wesson).

We are the only significant hexane extraction and processing plant in South Dakota, and we believe that we have approximately 7% of the soybean processing capacity in the upper Midwest and about 1.5% in the U.S.  We plan to maintain our competitive position in the market by producing high quality products and operating a highly efficient operation at the lowest possible cost, and adding value to our products. We plan to increase our cost efficiency by adding value to our products by investing in further processing of our products, and developing and reviewing new applications for our products in the plastics and energy fields.

According to the American Chemistry Council’s “2006 End Use Market Survey on the Polyurethanes Industry,” the primary competitors in soy-based polyols are USSC, Biobased Technology, Dow Chemical Co., and Cargill Inc.  While companies such as Arkema, Bioplastics and Pelron also produce soy-based polyols, they are not viewed as significant competitors in this market at this time.  We believe that USSC has positioned its soy-based polyols to serve as the highest replacement for petroleum-based polyols, and at the lowest price.  In addition, USSC faces strong competition from suppliers in the eight billion pound polyurethane NAFTA market, namely BASF, Bayer, Dow Chemical and Huntsman, each of which has significantly greater resources than we or USSC.

Government Regulation and Environmental Matters

The recovery of hexane, a special-use solvent used to extract oil from soybeans, is closely monitored by the U.S. Environmental Protection Agency. The Environmental Protection Agency requires that the amount of hexane lost in the extraction process not exceed 0.2 gallons per ton of soybean oil produced on a rolling 12-month average. Our production process meets this requirement as of this date.

As part of a Compliance Plan with the South Dakota Departments of Environment and Natural Resources, we have a zero process discharge system and are currently in compliance with our surface water discharge permits. We are also obligated to provide ongoing compliance reports to the Department of Environment and Natural Resources. We maintain a spill prevention plan that contains the necessary procedures to minimize spill events and provide emergency notification, if necessary. It also contains the required information pertaining to spill containment procedures in the event a spill does occur, and the proper spill clean-up procedures. The plan places us in compliance with the provision of 40 CFR, Part 112, of the Federal Regulations on oil pollution prevention, and the provisions of SARA, Superfund Amendments and Reauthorization Act, 1986. It also addresses all known potentially polluting materials at our plant. At this time, we do not generate any known hazardous wastes at our facility.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to the Securities Exchange Act of 1934, as amended, are filed with the SEC.  Such reports and other information filed by us with the SEC are available on the SEC website (www.sec.gov). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Our website is found at www.sdsbp.com.

Item 1A.   Risk Factors.

Risks Relating to Operations

Higher than anticipated operating costs, including but not limited to increased prices for soybeans, could reduce our profitability. In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the ongoing operation of our soybean processing and refining plant or our interest in USSC caused by a variety of factors, many of which are beyond our control. These cost increases could arise from an inadequate local supply of soybeans and resulting increased price that is not accompanied by an increase in the price for soybean oil and meal.  Labor costs can also increase over time, particularly if there is any shortage of labor, or shortage of persons with the skills necessary to operate our facility. Adequacy and cost of electric and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail transportation may affect our profitability with respect to the transportation of soybean meal, oil and other products to our customers.

We may find it more difficult to obtain in the future an adequate supply of soybeans at reasonable prices if the renewable fuels industry continues to grow. To accommodate the rapid growth in the ethanol industry, additional acres of corn are expected to be planted in the U.S. in the future. As a result, fewer acres of land may be available for the planting of soybeans. If fewer acres are available, this will reduce the supply of soybeans and possibly increase the prices. An increase in the price of soybeans could increase our costs of production and have an adverse effect on our result of operations and financial condition.

Our operating results could suffer if we are unable to find new customers for our oil. Our supply agreement with ACH Foods Company, Inc., a customer that purchases the majority of our refined oil, terminates in August 2008. While sales to ACH Foods may still occur after termination of the agreement, we may need to find new customers for our soybean oil. There are no assurances, however, that we will be able to find new customers or, if we find new customers, on contractual terms favorable to us. It may be difficult to sell our oil, or it may be necessary to sell our oil at discounted prices which could materially affect our revenues and profits.

It may become more difficult to sell our soybean oil for human consumption.  In 2006, new U.S. Food and Drug Administration labeling rules took effect which require food processors to disclose levels of trans-fatty acids contained in their products. In addition, various local governments in the U.S. are considering, and some have enacted, restrictions on the use of trans-fats in restaurants. Several food processors have either switched or indicated an intention to switch to edible oil products with lower levels of trans-fatty acids.  Because processing soybean oil, particularly hydrogenation, creates transfat, it may be more difficult to sell our oil to customers engaged in the food industry which could adversely affect our revenues and profits.

We have made significant investments in USSC, which has a history of operating losses. We are the majority owner of USSC, a developmental stage company engaged primarily in research and development of Soyol® and Soyol® based resin systems. To date, USSC has generated limited revenues and significant losses. If USSC is unable to achieve profitable operations, our operations overall will be adversely affected, consequently diminishing the value of our investment in USSC.

The ability to commercialize Soyol® will depend upon, among other things, the performance of the product as compared to alternative polyols, successful completion of ongoing development activities, the ability to market the product, and the relative cost to the customer of Soyol® as compared to alternative polyols.  If Soyol® is not successfully commercialized and fails to achieve market acceptance, USSC will likely not achieve or sustain profitable operations and we may be required to abandon or reduce our investment in USSC.

The success of our ownership in USSC is dependent upon market acceptance of Soyol®. USSC’s future success, if any, is significantly dependent on the acceptance of Soyol® in the markets to which Soyol® is targeted.  Since Soyol® introduction in 1998, USSC has had limited success in marketing to manufacturers the use of Soyol® as a replacement for petroleum-based polyols. Common acceptance of USSC’s technology is dependent upon among other things, the ease of use, reliability, price and increased consumer demand for bio-based products. Even if the advantages of Soyol® are established, we are unable to predict how quickly, if ever, Soyol® will be generally accepted by manufacturers as a substitute for petroleum-based polyols.

Hedging transactions involve risks that could harm our profitability. To reduce our price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) for soybeans, soybean meal and crude soybean oil on the Chicago Board of Trade. While hedging activities reduce our risk of loss from changing market values, such activities also limit the gain potential which otherwise could result from those market fluctuations. Our policy is to maintain hedged positions within limits, but we can be long or short at any time. In addition, at any one time, our inventory and purchase contracts for delivery to the plant may be substantial, which could limit our ability to adjust our hedged positions. If our risk management policies and procedures that guide our net position limits are inadequate, we could suffer adverse financial consequences.

We are dependent on our management and other key personnel, and loss of their services may adversely affect our business. Our success and business strategy is dependent in large part on our ability to attract and retain key management and operating personnel. This can present particular challenges for us because we operate in a specialized industry and because our business is located in a rural area. Such individuals are in high demand and are often subject to competing employment offers in the agricultural value-added industries. In particular, our success is dependent on our ability to retain the services of Mr. Christianson, our CEO, and Mr. Kersting, our Commercial Manager. The loss of the services of Messrs. Christianson or Kersting or the failure of such individuals to perform their job functions in a satisfactory manner, would have a material adverse effect on our business operations and prospects.

Risks Relating to Industry

We operate in an intensely competitive industry and we may not be able to continue to compete effectively. We may not be able to continue to penetrate successfully the markets for our products. The soybean processing business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the products we sell. We compete with other soybean processors such as Archer-Daniels Midland (ADM), Cargill, Bunge, and Ag Processing (AGP), among others, all of which are capable of producing significantly greater quantities of soybean products than we do, and may achieve higher operating efficiencies and lower costs due to their scale.  In addition, we compete with companies who use petroleum based polyols in the polyurethane product manufacturing process, including BASF, Bayer, Dow Chemical, and Huntsman. We also face competition with companies who are using soy-based polyol technologies in the polyurethane industry including Biobased Technology, Dow Chemical, and Cargill. The major companies have longer operating histories, greater name recognition, larger customer bases and greater financial, marketing and public relations resources, which may make it difficult for us to enter the market and become profitable in our sale of Soyol® and Soyol®-based resin systems.

To produce soybean oil and meal, we must purchase significant amounts of soybeans, which are subject to disease and other agricultural risks. Production of soybean oil and meal at our facilities  requires significant amounts of soybeans. Soybeans, like other crops, are affected by weather conditions. A significant reduction in the quantity of soybeans harvested due to adverse weather conditions, disease or other factors could result in increased soybean costs with adverse financial consequences to our operations. Significant variations in actual growing conditions from normal growing conditions may adversely affect our ability to procure soybeans for the plant. We also have no definitive agreements with any soybean producers to provide soybeans to our facilities.

The detection and spread of the Avian Flu virus into the U.S. could adversely affect our sales of soybean meal. The spread of the Avian Flu virus, otherwise known as the “bird flu virus,” has adversely affected the poultry industries globally, particularly in Asia, the Middle East and Europe. In effort to combat the virus, several countries in the past have exterminated large quantities of poultry, which consequently has reduced the demand for poultry in these countries. While the virus has not been detected in the U.S., many experts predict that the virus will eventually appear. If it does appear, the supply and demand for poultry is likely to decline in the U.S. Because soybean meal is a feed product for the poultry industry, any significant decline in the supply and demand for poultry in the U.S. could adversely affect the demand for soybean meal.  As a result, our sales of soybean meal and financial operations could be adversely affected by the detection and spread of this virus.

Our profitability is influenced by the protein and moisture content of the soybeans in the local growing area. The northern portion of the western soybean belt, where our plant is located, typically produces a lower protein soybean resulting in a lower protein soybean meal. Because lower protein soybean meal is sold at a lower price, we may not be able to operate as profitably as soybean processing plants in other parts of the country. If adverse weather conditions further reduce the protein content of the soybeans grown in our area, our business may be materially harmed because we will be required to sell our soybean meal at discounted prices to our customers.

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

Because soybean processing and refining is energy intensive, our business will be materially harmed if natural gas and electricity prices increase substantially. Historically, natural gas and electricity prices have fluctuated significantly. Any significant increase in the price of natural gas or electricity will increase our energy costs and therefore harm our business.

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

Increases in the production of soybean meal or refined and bleached soybean oil could result in lower prices for soybean meal or refined and bleached soybean oil and have other adverse effects. Existing soybean processing and refining plants could construct additions to increase their production and new soybean processing and refining plants could be constructed as well. If there is not a corresponding increase in the demand for soybean meal and oil or if the increased demand is not significant, the increased production of soybean meal and oil may lead to lower prices for soybean meal and oil. The increased production of soybean meal and oil could have other adverse effects as well. For example, the increased production of soybean meal and oil could result in increased demand for soybeans which could in turn lead to higher prices for soybeans, resulting in higher costs of production and lower profits if we are not able to lock in satisfactory margins on future soybean purchases and soybean meal and oil sales.

Risks Relating to Legal and Regulatory Risks

Legislative, legal or regulatory developments could adversely affect our profitability. The regulation of the environment is a constantly changing area of the law, and we are regulated by numerous federal and state environmental rules or regulations. For example, the Environmental Protection Agency currently requires monitoring of unrecovered levels of chemical hexane, which is used in our oil extraction process. If the standard is revised to require lower loss levels or for some reason we are unable to meet the standard in the future, we could face fines or other consequences that could increase our operating costs and reduce profits. It is possible that changes to other federal or state environmental rules or regulations could be adopted that would increase our operating costs and expenses or require additional capital investment.

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

We could face increased operating costs if we were required to segregate genetically modified soybeans and the products generated from these soybeans. In the last several years, some soybean producers in our area have been planting genetically modified soybeans, commonly known as Round-up Ready beans. Neither the U.S. Department of Agriculture nor the FDA currently requires that genetically modified soybeans be segregated from other soybeans. If these agencies or our customers were to require that we process these genetically modified soybeans separately, we would face increased storage and processing costs and our profitability could be harmed

Item 2.                       Properties.

We conduct our operations principally at our facility in Volga, South Dakota. We own the land, consisting of 47 acres, on which all of the infrastructure and physical properties rest. Our facilities consist of a soybean processing plant, a soybean oil refinery, a bio-based polyurethane production facility, a quality control laboratory, and administrative and operations buildings.

All of our tangible property, real and personal, serves as collateral for our debt instruments with our primary lender, CoBank, ACB, of Greenwood Village, Colorado, which is described below under “Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operation—Indebtedness.”

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

On January 31, 2007, we were named as a defendant in a lawsuit filed in the U.S. District Court for the District of Minnesota, along with other individual defendants, including our chief executive officer, Rodney Christianson, commercial manager, Tom Kersting, and Board member, Dan Feige, and former board member, Rodney Skalbeck. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that we breached a heads of agreement with Transocean dated April 28, 2006.  The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by us and Transocean as shareholders. Transocean alleges that the individual defendants breached fiduciary duties to High Plains Biofuels. Transocean is seeking relief by way of specific performance on the heads of agreement, or, alternatively, its expectation damages which is unknown at this time.  Based upon our investigation of the facts surrounding the case, we believe that Transocean’s allegations are meritless, and we are vigorously defending the action. We filed an answer to Transocean’s complaint on September 17, 2007. Transocean filed an amended complaint on January 18, 2008 to which we filed an answer on February 7, 2008.  A tentative trial date has been set for February 2009. We cannot provide, however, any assurance that we will be successful in disposing of the case or that any costs of settlement or damages would not be material if we are unable to get the case dismissed.

On December 31, 2007, an arbitration demand was filed against us with the American Arbitration Association. The plaintiffs, John Wawak, Ed Kurth, John Kurth, Rich Kurth, Ed Kurth (Executor for the Estate of Bruce Kurth), allege that we breached a stock purchase agreement dated December 10, 2002. The stock purchase agreements relates to our purchase of the plaintiffs’ interests in USSC. We have withheld approximately $1.01 million under an indemnification clause in the agreement, of which $621,191 is recorded as long-term debt as of December 31, 2007. The plaintiffs claim that they are entitled to the original payments in full under the agreement. Based upon our investigation of the facts surrounding the case, we believe that we did not breach the agreement or owe any money to the plaintiffs. The arbitration hearing is expected to be held on May 28, 2008.

Item 4.                       Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter ending December 31, 2007.

Part II

Item 5.                       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2008, the total number of capital units outstanding is 30,419,000, all of which is owned and held by 2,208 members.

Trading Activity

Our capital units are not traded on an established trading market such as a stock exchange or The NASDAQ Stock Market.  Rather, our capital units are traded on a “qualified matching service” as defined by the publicly-traded partnership rules of the federal tax code. Under the qualified matching service, interested buyers and sellers of our capital units are matched on the basis of rules and conditions set forth by the federal tax code, and all trades are subject to final approval by our board of managers. Our qualified matching service is operated through Variable Investment Advisors, Inc., of Sioux Falls, South Dakota, a registered broker-dealer operating an SEC registered Alternative Trading System.  The following table contains historical information by quarter for the past two years regarding the trading of capital units through the qualified matching service:

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Traded
First Quarter 2006	$1.22	$1.27	$1.25	21,000
Second Quarter 2006	$1.29	$1.32	$1.30	76,000
Third Quarter 2006	$1.32	$1.60	$1.45	152,250
Fourth Quarter 2006	$1.43	$1.49	$1.46	92,000
First Quarter 2007	$1.45	$1.50	$1.47	120,000
Second Quarter 2007	$1.40	$1.60	$1.52	70,500
Third Quarter 2007	$1.25	$1.40	$1.33	39,000
Fourth Quarter 2007	$1.16	$1.35	$1.25	51,500

(1)          The rules under our qualified matching service prohibit firm bids; therefore, the prices reflect actual sales.

There were no issuer purchases of equity securities during the fourth quarter ending December 31, 2007.

Trading and Transfer Restrictions

As a limited liability company, we must strictly restrict transfers of our capital units in order to preserve our preferential single-level tax status at the member level. To preserve this, our operating agreement prohibits transfers other than through the procedures specified under our capital units transfer system, which may be amended from time to time by our board of managers. Under this system, our capital units cannot be traded on any national securities exchange or in any over-the-counter market. Also, we do not permit the number of capital units traded through the qualified matching service on an annual basis to exceed 10% of our total issued and outstanding capital units. All transactions also must be approved by the board, which are generally approved if they fall within “safe harbors” contained in the rules of the federal tax code. Permitted transfers include transfers by gift or death, sales to qualified family members, and trades through the qualified matching service subject to the 10% restriction. Pursuant to our operating agreement, a minimum of 2,500 capital units is required to be owned by an individual for membership, and no member may own more than 1.5% of our total outstanding capital units.

Distributions

In 2006, we made no cash distributions to our members. In 2007, we paid a cash distribution to our members of $6.4 million (approximately 21.0¢ per capital unit).

On February 20, 2008, our Board of Managers approved cash distributions of approximately $3.8 million.  In accordance with our operating agreement and distribution policy, the distributions were or are to be issued to our members as well as to eligible persons of our predecessor cooperative who were subject to patronage retainage through written notices of allocation.  Over $2.4 million (approximately 7.7¢ per capital unit) was distributed to our members on February 28, 2008, and the distribution to eligible persons of our predecessor cooperative is expected to be paid and issued on or about April 30, 2008.

Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement.  There is no assurance as to if, when, or how much we will make in distributions. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.

  Item 6.                   Selected Financial Data.

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Gordon, Hughes & Banks, LLP.

	2007	2006	2005	2004	2003

Bushels Processed	26,649,061	27,775,724	28,003,640	26,823,093	28,384,272

Statement of Operations Data:
Revenues	$247,741,767	$212,721,926	$210,370,966	$238,211,056	$207,256,575
Costs & Expenses:
Cost of goods sold	(240,701,417)	(203,525,766)	(209,992,802)	(232,703,866)	(203,022,360)
Marketing & Admin Expense	(3,938,405)	(3,487,773)	(3,826,823)	(4,476,511)	(3,639,442)
Operating Profit (Loss)	3,101,945	5,708,387	(3,448,659)	1,030,679	594,773
Non-Operating Income	3,157,147	2,574,350	840,489	408,022	3,013,135
Interest Expense	(2,105,676)	(629,070)	(1,400,403)	(1,425,849)	(802,178)
Income Tax Expense	7,160	(2,308)	—	(1,032)	131,474
Minority Interest in Loss of Subsidiary	—	—	368,403	676,792	457,620
Net Income (Loss)	$4,160,576	$7,651,359	$(3,640,170)	$688,612	$3,394,824

Weighted Average Capital Units Outstanding(1)	30,419,000	30,419,000	29,758,885	28,250,139	28,258,500
Net Income (Loss) per Capital Unit	$0.137	$0.252	$(0.122)	$0.024	$0.120

Balance Sheet Data:
Working Capital	$11,624,347	$11,951,704	$5,599,709	$(2,865,135)	$9,499,231
Net Property, Plant & Equipment	24,267,041	25,526,402	27,756,941	30,130,219	31,825,619
Total Assets	102,362,137	82,070,372	73,630,296	72,499,888	81,617,064
Long-Term Obligations	12,022,549	12,007,955	14,712,635	9,115,496	17,664,442
Members’ Equity	38,383,991	40,409,808	32,768,497	32,122,573	34,730,590

Other Data:
Capital Expenditures	$1,002,652	$660,397	$600,739	$1,209,852	$1,016,849

(1) Adjusted for two-for-one capital unit split effective June 17, 2003.

Item 7.                         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Executive Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 28 million bushels of soybeans annually to produce approximately 680 tons of high protein soybean meal and 310 million pounds of crude soybean oil. This represents approximately 1.5% of total U.S. soybean processing capacity. In addition to our processing plant, we operate a soybean oil refinery in Volga which produces a partially refined soybean oil. The partially refined soybean oil is sold to an independent soybean oil food refiner and as a feedstock to industrial applications, such as plastics and biodiesel. The refining operations provide us with an alternative for the marketing of soybean oil as we can produce degummed oil, refined oil, refined and bleached oil and a soybean oil based polyol. Under certain market conditions, we may register and deliver warehouse receipts for crude oil according to the terms and conditions of a CBOT soybean oil futures contract.

Other activities that generate income, albeit small in scale, are our investment in a soybean processing facility called Minnesota Soybean Processors (MnSP) and management and consulting agreements.

Soybean processing is basically a commodity driven business and is cyclical in nature. Our industry is dependent on the annual soybean crop production (supply side) and world economic growth (demand side for food). Soybean processing is also a highly consolidated industry with four companies in the U.S. controlling 84% of the soybean processing industry and 68% of the soybean oil refining capacity for food applications. We compete in this industry by producing high quality products and operating a highly efficient operation at the lowest possible cost.

In efforts to increase the value of the products we produce, we continue to invest in our subsidiary, USSC, for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. USSC’s technical staff and research lab facilities are located in Volga. In 2007, USSC’s marketing focus included the auto industry which resulted in Ford Motor Company, in partnership with Lear Corporation, deciding to incorporate Soyol® into the seat cushions of the 2008 Ford Mustang. Other focuses included spray applications for insulation, carpet rebound and padding, and polyurethane system houses.

We generated a net profit of $4.2 million for 2007 compared to a profit of $7.7 million for the same period in 2006, a decrease of $3.5 million, or $0.13 per bushel processed.  We attribute the decrease to three primary factors: a decrease of 1.1 million bushels processed, higher interest and administrative expenses, and slightly lower crush margins.

Biofuels and industrial utilization of food products such as corn, soybeans and other crops open up new opportunities and challenges for us and our industry. Over the last 30 years, the soybean industry has been driven by the world’s population and the capability to buy the food products produced from soybeans, meat and oil. As a result, the U.S. soybean industry experienced an average growth rate of 1.0% to 2.0% annually. But increased demand for industrial soybean oil utilization, such as for biodiesel and plastics, could drive soybean growth in the U.S. to approximately six percent annually. The impact of increased demand from these industries is likely to create market distortion and volatility for us in the short-term as we search for a new balance between competing demands. Potentially offsetting new industrial demand for soybean oil are the perceived health concerns regarding the consumption of soybean oil containing trans-fats, which may weaken demand for oil. Our success during this period will depend upon our ability to manage the price volatility and price relationships of soybeans and soybean products, as well as our ability to adapt to technological advances in corn and soybean germ plasma, changes in energy prices and public policy and technological advances relating to the production of biofuels and industrial products. These and other factors will present challenges for the foreseeable future.

Results of Operations

Comparison of Years Ended December 31, 2007 and 2006

	Year Ended December 31, 2007		Year Ended December 31, 2006
	$	% of Revenue	$	% of Revenue

Revenue	$247,741,767	100.0	$212,721,926	100.0
Cost of revenues	(240,701,417)	(97.1)	(203,525,766)	(95.7)
Operating expenses	(3,938,405)	(1.6)	(3,487,773)	(1.6)
Other income (expense)	1,051,471	0.4	1,945,280	0.9
Income tax expense	7,160	0.0	(2,308)	0.0

Net income (loss)	$4,160,576	1.7	$7,651,359	3.6

Revenue – Revenue increased $35.0 million, or 16.5%, for the year ended December 31, 2007 compared to the same period in 2006.  The increase in revenues is primarily due to increases in the average sales price of soybean meal and oil.  The average sales price of soybean meal and oil increased 25.2% and 37.8%, respectively, from 2006 to 2007. The principal cause for this increase is the increase in the price of crude petroleum oil and its refined products.  The increase in revenues is partially offset by a 4.1% reduction in the amount of soybeans crushed compared to 2006, which resulted in a decrease in sales volume.

Gross Profit/Loss – For the year ended December 31, 2007, we generated a gross profit of $7.0 million compared to $9.2 million for the year ended December 31, 2006.  The decrease in gross profit is attributed to a reduction of approximately 1.1 million in bushels processed and slightly lower crush margins in 2007 compared to 2006.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased $451,000, or 12.9%, for the year ended December 31, 2007 compared to 2006.  This increase is due to the termination of a cost-sharing management agreement and relationship with MnSP on September 1, 2007.

Interest Expense – Interest expense increased by $1.5 million, or 234.7%, during 2007 compared to the same period in 2006.  The increase is due to higher debt levels resulting from elevated soybean prices, an increase in the quantity of inventory and member distributions, and higher accounts receivable due to the elevated soy-based product prices.  Our outstanding debt on December 31, 2007 is $37.5 million, compared to $12.9 million on December 31, 2006.  This increase is partially offset by lower interest rates on our senior debt.

Other Non-Operating Income – Other non-operating income increased by $682,000, or 28.1%, for the year ended December 31, 2007 compared to the same period in 2006.  The increase is primarily due to a $775,000 increase in oil storage income, offset partially by a $99,000 decrease in earnings on our investment in MnSP.  Prior to the termination of the services and management agreement with MnSP on September 1, 2007, we accounted for our investment in MnSP using the equity method.  Under the equity method, our investment was adjusted annually to recognize our share of the earnings and losses of MnSP.  But upon the termination of our services and management agreement with MnSP, we ceased using the equity method and therefore made no earnings adjustment for the last four months of 2007.

Net Income/Loss – The $3.5 million decrease in net income during the year ended December 31, 2007 compared to 2006, is primarily attributable to a decrease in gross profit and an increase in interest expense, offset by an increase in other non-operating income.

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

Revenue – Revenue increased $2.4 million, or 1.1%, from the year ended December 31, 2005 to the year ended December 31, 2006.  The increase in revenues is primarily driven by an increase in sales volume of crude soybean oil.  During the year ended December 31, 2006, we registered with the CBOT warehouse receipts for approximately 135.8 million pounds of crude soybean oil, or $33.1 million in revenue, compared to 30.0 million pounds and $6.2 million in revenue in 2005.  This increase is slightly offset by a decrease in sales volume of refined and bleached soybean oil (27.8%) and soybean meal (2.6%), and a reduction in the average sales price of soybean meal (5.7%), all of which decreased sales by approximately $29.8 million.

Gross Profit/Loss – For the year ended December 31, 2006, we generated a gross profit of $9.2 million compared to $0.4 million for the year ended December 31, 2005.  The increase in gross profit is attributed to improved crushing margins and a decrease in production expenses.  Natural gas prices decreased in 2006 due to an increase in supply nationwide, which consequently reduced production expenses by approximately $0.7 million in 2006 compared to 2005.

Administrative Expense – Administrative expense decreased $339,000, or 8.9%, for the year ended December 31, 2006 compared to the same period in 2005.  This decrease is the result of lower labor costs in USSC and $243,000 in administrative expenses that we charged to MnSP under our cost-sharing arrangement which had not been previously charged prior to 2006.  The lower labor costs in USSC are due to a restructuring of USSC’s staff and narrowing of market focus in July 2005.

Interest Expense – In 2006, interest expense decreased by $771,000, or 55.1%, compared to 2005.  The decrease is due to lower debt levels resulting from a decrease in the price of soybeans and improved profitability. This decrease is partially offset by higher interest rates on our senior debt. On December 31, 2006, we had outstanding debt of $12.9 million, the majority of which bore interest at an annual rate of 7.75%.  On December 31, 2005, in contrast, we had outstanding debt of $15.8 million, the majority of which bore interest at an annual rate of 7.05%.

Other Non-Operating Income – Other non-operating income increased from $0.6 million in 2005 to $2.4 million for the year ended December 31, 2006.  The increase of $1.8 million is primarily due to increases in oil storage income and the value of our investment in MnSP.

Net Income/Loss – We recorded net income of $7.7 million for the year ended December 31, 2006, compared to net loss of $3.6 million for the same period in 2005.  The increase of $11.3 million is primarily attributable to an increase in gross margin on products sold due to a decrease in cost of revenues, as well as an increase in other non-operating income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2007, we had working capital, defined as current assets less current liabilities, of $11.6 million and a current ratio, defined as current assets divided by current liabilities of 1.2 to 1, compared to working capital of $12.0 million and a current ratio of 1.4 to 1 on December 31, 2006. Working capital decreased by approximately $300,000 between periods due mainly to a decrease in earnings.

Comparison of the years ended December 31, 2007 and 2006

	2007	2006

Net cash from (used for) operating activities	$(23,204,972)	$8,685,354
Net cash from (used for) investing activities	(1,067,681)	(1,170,221)
Net cash from (used for) financing activities	15,965,134	726,077

Cash Flows from Operating Activities

The decrease in net cash flow from operating activities between 2007 and 2006 is primarily attributed to an increases in inventories, accounts receivable and margin deposits and a decrease in net income.  During 2007, higher commodity prices resulted in increases to inventories (116%), accounts receivable (51%), and margin deposits (364%).

Cash Flows from Investing Activity

The decrease in cash used for investing activities between 2007 and 2006 is primarily attributed to a decrease in the purchase of investments.  In May 2006, unlike in 2007, we were required to make a unit retain investment in MnSP of approximately $420,000 after MnSP’s members voted to require members to invest $0.30 per share of Class A preferred stock.  The decrease in investing activities is slightly offset by an increase of $342,000 in purchases of property and equipment for our facilities.

Cash Flows from Financing Activity

The increase in net cash provided by financing activities is principally due to a $24.7 (net of principal payments) increase in debt in 2007, offset by $6.4 million in distributions to members.  During the year ended December 31, 2007, we used the $24.7 million in proceeds from long-term debt and seasonal borrowings (net of principal payments) to finance an increase in inventory, accounts receivable, and margin deposits, and distribute $6.4 million to our members.

We anticipate in the next 12 months having sufficient cash flows from operating activities and our revolving debt to fund working capital, to cover operating, administrative, and capital expenditures, and to meet debt service obligations.

Comparison of the years ended December 31, 2006 and 2005

	2006	2005

Net cash from (used for) operating activities	$8,685,354	$(6,298,040)
Net cash from (used for) investing activities	(1,170,221)	(776,192)
Net cash from (used for) financing activities	726,077	7,138,365

Cash Flows from Operating Activities

The increase in net cash flow from operating activities between 2006 and 2005 is primarily attributed to an increase in net income and a decrease in accounts receivable.  The increase in net income resulted primarily from an improved local soybean market which decreased our cost of products sold.  The increase in net cash flows from operating activities is slightly offset by increases in inventory.

Cash Flows from Investing Activity

The increase in cash used for investing activities between 2006 and 2005 is attributed to the unit retain investment in MnSP of $420,000 in 2006, as expenditures made on property and equipment between periods is relatively constant between both periods.

Cash Flows from Financing Activity

The decrease in net cash provided by financing activities is principally due to a $2.9 million reduction in debt in 2006, compared to a $5.6 million (net of principal payments) increase in debt during the same period in 2005. During the year ended December 31, 2005, we used $5.6 million in proceeds from long-term debt to finance an increase in inventory, reduce accrued commodity purchases, and fund net loss.  In addition, the decrease in net cash is caused by the absence of any cash raised from the sale of equity in 2006, in contrast to 2005 when we raised $4.3 million in proceeds in connection with a public offering.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $13.2 million, and then pay down the principal whenever excess cash is available.  Repaid amounts may be borrowed up to the available credit line. The available credit line reduces by $1.3 million every six months until maturity on March 20, 2013, except the reduction was waived for September 2007 and March 2008.  Beginning in September 2008,

the reduction will continue and payments are required if our principal balance outstanding exceeds our then available credit line.  The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed.  The principal balance outstanding on the revolving term loan was $13.2 million and $11.9 million as of December 31, 2007 and 2006, respectively.

The second credit line is a revolving working capital loan that expires on October 1, 2008.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $50 million until July 2, 2008.  On July 2, 2008 the credit line reverts to $28 million until the loan’s maturity date.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.  The principal balance on the working capital loan was approximately $23.4 million as of December 31, 2007, compared to $0 as of December 31, 2006.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on both the revolving term and working capital loans is 6.75% and 7.75% as of December 31, 2007 and December 31, 2006, respectively.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  We were in compliance with all covenants and conditions with CoBank as of December 31, 2007 and as of the date of this filing.

We also have other long-term contracts and notes totaling approximately $0.9 million, with a weighted average annual interest rate of 4.3% as of December 31, 2007. These arrangements include a no interest $621,000 long-term note payable to the other USSC shareholders relating to our purchase of their tendered USSC shares. The obligation is secured by the purchased shares. We made principal payments of $77,000 and $342,000 on these additional long-term obligations during the years ended December 31, 2007 and 2006, respectively.

Out indebtedness is expected to increase in 2008 as a result of improvements to our facility’s railway infrastructure.  We are currently guaranteeing a $1.81 million loan between the State of South Dakota Department of Transportation and the Brookings County Regional Railway Authority.  This guaranty, however, will become a direct obligation of ours beginning in October 2008 when we become responsible for making principal and interest payments on an annual basis.  For further details of this transaction, please see “Off-Balance Sheet Financing Arrangements - Guaranty” below.

Capital Expenditures

We invested approximately $1,003,000 in capital expenditures for property and equipment during the year ended December 31, 2007, compared to approximately $660,000 in capital expenditures during the year ended December 31, 2006.  Depending on our profitability in 2008, we anticipate spending between $2.0 million and $4.0 million on capital expenditures during the year ended December 31, 2008 to enhance the quality and efficiency of our soybean crushing facility. One known project will be to improve our railway infrastructure at our facility. Our principal sources of funds are anticipated to be cash flows from operating activities, borrowings under our revolving and working capital loans with

CoBank, and a low interest loan from the South Dakota Railroad Fund administrated by South Dakota’s Department of Transportation.

Off Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Guaranty

On March 6, 2007, we became a guarantor of a loan between State of South Dakota Department of Transportation and the Brookings County (South Dakota) Regional Railway Authority. On March 6, 2007, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railroad Authority a total sum of $1.81 million for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. The interest rate on the loan is 4.857% per year. Principal and interest payments are due annually with the first payment due on October 1, 2008 and the final payment due at maturity in October 2017. In consideration of this unsecured loan, we agreed to guarantee to the State of South Dakota Department of Transportation the full loan amount, plus interest.  This guaranty, however, will become a direct obligation of ours in October 2008, when we will be responsible for paying the above-described principal and interest payments on an annual basis.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, and AIG Rail Services for hopper rail cars and oil tank cars. Total lease expenses under these arrangements is approximately $2.0 million and $2.1 million for the years ended December 31, 2007 and 2006, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $1.5 million and $1.9 million for the years ended December 31, 2007 and 2006, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $117,000 and $143,000 for the years ended December 31, 2007 and 2006, respectively. Some of our leases include purchase options, none of which however are for a value less than fair market value at the end of the lease.

Contractual Obligations

The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations (1)	$14,077,139	$2,175,951	$5,201,188	$5,200,000	$1,500,000

Operating Lease Obligations	20,141,707	2,157,318	4,243,614	4,228,645	9,512,130

Other Long-Term Liabilities (2)	121,361	—	—	—	121,361

Total	$34,340,207	$4,333,269	$9,444,802	$9,428,645	$11,133,491

(1) Represents principal payments under our notes payable, which are included on our Consolidated Balance Sheet.

(2) Represents obligations under our deferred compensation program and is included on our Consolidated Balance Sheet.

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

In September 2006, the FASB issued FAS 157, “Fair Value Measurements” (“SFAS 157”).  This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier application is encouraged.  We are currently evaluating the impact of adopting SFAS 157 on its financial statements, but do not believe the adoption of this standard will have a significant impact on our results of operations or financial position.

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  This standard permits an entity to measure financial instruments and certain other items at estimated fair value.  Most of the provisions of SFAS 159 are elective; however, the amendment to FASB 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities.  The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates.  The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument.  SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes the choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157.  We are currently evaluating the impact of SFAS 159, if any, on our financial statements.

In December 2007, the FASB issued SFAS No.160, Non-controlling Interests in Consolidated Financial Statements, including an amendment of ARB No. 51 (“SFAS No, 160) which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of SFAS No. 160 is for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are still evaluating the effects that SFAS No. 160 will have on our consolidated financial statements due to the recurring losses of USSC, 100% of which has been absorbed by us since approximately 2005.

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

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity:

Commitments and Contingencies

Contingencies, by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense.  In conformity with accounting principles generally accepted in the U.S., we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

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

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk.

Commodities Risk & Risk Management. To reduce the price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight or options futures contract) on a regulated commodity futures exchange, the Chicago Board of Trade. While hedging activities reduce the risk of loss from changing market prices, such activities also limit the gain potential which otherwise could result from these significant fluctuations in market prices. Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time. Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions. Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a cash contract.

At any one time, our inventory and purchase contracts for delivery to our facility may be substantial. We have risk management policies and procedures that include net position limits. They are defined by commodity, and include both trader and management limits. This policy and procedure triggers a review by management when any trader is outside of position limits. The position limits are reviewed at least annually with the board of managers. We monitor current market conditions and may expand or reduce the limits in response to changes in those conditions.

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

Item 8.        Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2007, 2006 and 2005.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Additionally, based on management’s evaluation, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures.

Management’s report on internal control over financial reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2007, management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2007, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Rodney Christianson
Rodney Christianson, Chief Executive
Officer
(Principal Executive Officer)

Item 9B.     Other Information.

None.

PART III

Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to an Information Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2007).

Part IV

Item 15.      Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)(1)       Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2007.  The financial statements appear on page F-2 of this Report.

(2)           All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)           Exhibits - See Exhibit Index following the Signature Page to this report. The following exhibits constitute management agreements, compensatory plans, or arrangements: Exhibits 10.10, 10.11, 10.12, and 10.13.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date:	March 31, 2008	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer

Date:	March 31, 2008	/s/ Mark Hyde
Mark Hyde
Controller, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date:	March 31, 2008	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer
(Principal Executive Officer)

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date:	March 31, 2008	/s/ Mark Hyde
Mark Hyde
Controller, Principal Accounting Officer

Date:	March 31, 2008	/s/ Paul Barthel
Paul Barthel, Manager

Date:	March 31, 2008	/s/ Alan Christensen
Alan Christensen, Manager

Date:	March 31, 2008	/s/ Dean Christopherson
Dean Christopherson, Manager

Date:	March 31, 2008	/s/ David Driessen
David Driessen, Manager

Date:	March 31, 2008	/s/ Wayne Enger
Wayne Enger, Manager

Date:	March 31, 2008	/s/ Dan Feige
Dan Feige, Manager

Date:	March 31, 2008	/s/ Ronald Gorder
Ronald J. Gorder, Manager

Date:	March 31, 2008	/s/ Martin Hope
Marvin Hope, Manager

Date:	March 31, 2008	/s/ Kent Howell
Kent Howell, Manager

Date:	March 31, 2008	/s/ James Jepsen
James Jepsen, Manager

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date:	March 31, 2008	/s/ Jerome Jerzak
Jerome Jerzak, Manager

Date:	March 31, 2008	/s/ Robert Nelsen
Robert Nelsen, Manager

Date:	March 31, 2008	/s/ Robert Nelson
Robert Nelson, Manager

Date:	March 31, 2008	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Date:	March 31, 2008	/s/ Greg Schmieding
Greg Schmieding, Manager

Date:	March 31, 2008
Corey Schnabel, Manager

Date:	March 31, 2008	/s/ Randy Tauer
Randy Tauer, Manager

Date	March 31, 2008	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Date:	March 31, 2008	/s Lyle Trautman
Lyle Trautman, Manager

Date:	March 31, 2008	/s/ Ardon Wek
Ardon Wek, Manager

Date:	March 31, 2008	/s/ Gary Wertish
Gary Wertish, Manager

EXHIBIT INDEX**

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization.		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated.		Exhibit 99.1 to the Registrant’s Form 8-K filed on June 28, 2007.

3.1(iii)	Articles of Amendment to Articles of Organization.		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002.

4.1	Form of Class A Unit Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995.		Exhibit 10.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.2	Revolving Term Loan Supplement with CoBank dated October 6, 2005.		Exhibit 10.22 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

10.3	Statused Revolving Credit Supplement with CoBank dated October 6, 2005.		Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

10.4	Urethane Soy Systems Company, Inc. Stock Purchase Agreement dated May 30, 2000.		Exhibit 10.5 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.5	Vegetable Oil Supply Agreement with Urethane Soy Systems Company, Inc. dated August 2, 1999 and January 10, 2001.		Exhibit 10.6 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.6	Soybean Oil Supply Agreement and Equipment Purchase Agreement with ACH Food Company, Inc. dated January 15, 2002.*		Exhibit 10.8 to the Registrant’s Form S-4 filed with the Commission on May 10, 2002. (File No. 333-75804)

10.7	Railcar Leasing Agreement with General Electric dated May 14, 1996.		Exhibit 10.9 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.8	Track Lease Agreement with DM&E Railroad dated October 15, 1996.		Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.9	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002. (File No. 333-75804)

10.10	Stock Purchase Agreement with Urethane Soy Systems, Co. and certain shareholders.		Exhibit 10.16 to the Registrant’s Form 8-K filed with the Commission on January 14, 2003.

10.11	Rodney Christianson Employment Agreement dated February 1, 2004.		Exhibit 10.14 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.12	First Amended and Restated Deferred Compensation Plan for the benefit of Rodney Christianson, dated February 1, 2004.		Exhibit 10.15 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.13	Thomas Kersting Employment Agreement dated May 20, 1996.		Exhibit 10.18 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003.

10.14	Deferred Compensation Plan for the benefit of Thomas Kersting, dated February 13, 2001.		Exhibit 10.20 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003.

10.15	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003.		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.16	Security Agreement with CoBank dated June 17, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.17	Master Loan Agreement with CoBank dated October 6, 2005.		Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

10.18	Statused Revolving Loan Supplement dated June 6, 2007.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 14, 2007.

10.19	Heads of Agreement with Transocean dated April 28, 2006		Exhibit 10.1 to the Registrants Form 10-Q filed with the Commission on May 15,2006.

10.20	Loan Agreement with State of South Dakota and Brookings County Regional Railroad Authority dated March 6, 2007.		Exhibit 10.25 to the Registrants’ Form 10-K filed with the Commission on April 2, 2007.

10.21	Promissory Note and Guaranty Agreement with State of South Dakota and Brookings County Regional Railroad Authority dated March 6, 2007.		Exhibit 10.26 to the Registrants’ Form 10-K filed with the Commission on April 2, 2007.

10.22	Statused Revolving Credit Supplement dated December 28, 2007.	X

10.23	Statused Revolving Credit Supplement dated February 29, 2008.	X

21.1	Subsidiaries of the Company.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification.	X

32.1	Section 1350 Certification.	X

* The redacted portions of Exhibit B (2 pages) and Exhibit C (6 pages) to Exhibit 10.8 were filed separately with the SEC subject to a request for confidential treatment dated April 25, 2002.

** Documents can be found at www.sec.gov.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the years in the three year period ended December 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC as of December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

March 21, 2008

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,247	$8,316,766
Trade accounts receivable, less allowance for uncollectible accounts (2007 - $176,000; 2006 - $43,000)	23,981,054	15,954,577
Inventories	34,103,546	15,813,795
Margin deposits	4,277,535	922,207
Prepaid expenses	564,378	596,968
Investments in cooperatives - current	644,184	—
Total current assets	63,579,944	41,604,313

PROPERTY AND EQUIPMENT	53,237,984	52,623,024
Less accumulated depreciation	(28,970,943)	(27,096,622)
Total property and equipment	24,267,041	25,526,402

OTHER ASSETS
Investments in cooperatives	8,084,875	8,155,131
Notes receivable - members	460,042	479,130
Patents, net	5,950,490	6,289,475
Other, net	19,745	15,921
Total other assets	14,515,152	14,939,657

Total assets	$102,362,137	$82,070,372

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED BALANCE SHEETS (continued)

DECEMBER 31, 2007 AND 2006

	2007	2006
LIABILITIES AND MEMBERS’ EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$1,807,599	$4,346,087
Current maturities of long-term debt	2,175,951	947,931
Note payable - seasonal loan	23,448,082	—
Accounts payable	1,724,294	1,215,204
Accrued commodity purchases	21,087,943	20,901,664
Accrued expenses	1,702,353	2,206,437
Accrued interest	9,375	35,286
Total current liabilities	51,955,597	29,652,609

LONG-TERM LIABILITIES
Long-term debt, less current maturities	11,901,188	11,906,363
Deferred compensation	121,361	101,592
Total long-term liabilities	12,022,549	12,007,955

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $6,098 and $219,705 at December 31, 2007 and 2006, respectively consisting of 604,750 Class A capital units	1,219,402	1,005,795

MEMBERS’ EQUITY
Class A Units, no par value 30,419,000 units issued and outstanding at December 31, 2007 and 2006	37,164,589	39,404,013

Total liabilities, temporary equity and members’ equity	$102,362,137	$82,070,372

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005

NET REVENUES	$247,741,767	$212,721,926	$210,370,966

COST OF REVENUES
Cost of product sold	207,484,862	168,833,417	172,995,316
Production	15,840,012	15,754,959	16,496,432
Freight and rail	17,064,268	18,651,204	20,247,481
Brokerage fees	312,275	286,186	253,573
Total cost of revenues	240,701,417	203,525,766	209,992,802

GROSS PROFIT	7,040,350	9,196,160	378,164

OPERATING EXPENSES
Administration	3,938,405	3,487,773	3,826,823
OPERATING PROFIT (LOSS)	3,101,945	5,708,387	(3,448,659)

OTHER INCOME (EXPENSE)
Interest expense	(2,105,676)	(629,070)	(1,400,403)
Other non-operating income	3,107,907	2,426,168	647,076
Patronage dividend income	49,240	148,182	193,413
Total other income (expense)	1,051,471	1,945,280	(559,914)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST OF SUBSIDIARY	4,153,416	7,653,667	(4,008,573)

MINORITY INTEREST IN NET LOSS OF SUBSIDIARY	—	—	368,403

INCOME (LOSS) BEFORE INCOME TAXES	4,153,416	7,653,667	(3,640,170)

INCOME TAX EXPENSE (BENEFIT)	(7,160)	2,308	—

NET INCOME (LOSS)	$4,160,576	$7,651,359	$(3,640,170)

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$0.14	$0.25	$(0.12)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	30,419,000	30,419,000	29,758,885

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	Class A Units
	Units	Amount

BALANCES, JANUARY 1, 2005	28,228,500	$32,122,573

Net income (loss)	—	(3,640,170)

Issuance of new capital units	2,190,500	—

BALANCES, DECEMBER 31, 2005	30,419,000	28,482,403

Net income (loss)	—	7,651,359

Recognition of capital units previously recorded as temporary equity	—	3,270,251

BALANCES, DECEMBER 31, 2006	30,419,000	39,404,013

Net income (loss)	—	4,160,576

Distributions to members	—	(6,400,000)

BALANCES, DECEMBER 31, 2007	30,419,000	$37,164,589

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

	2007	2006	2005
OPERATING ACTIVITIES
Net income (loss)	$4,160,576	$7,651,359	$(3,640,170)
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	2,689,574	3,324,808	3,404,815
Minority interest in net loss of subsidiary	—	—	(368,403)
Loss on sale of fixed assets	552	—	6,081
(Gain) loss on equity method investment	(577,240)	(667,726)	69,831
Non-cash patronage dividends	(24,611)	(74,076)	(116,048)
Change in current assets and liabilities	(29,453,823)	(1,549,011)	(5,654,146)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(23,204,972)	8,685,354	(6,298,040)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,002,652)	(660,397)	(600,739)
Patent costs	(99,806)	(89,704)	(175,453)
Investments in MnSP	—	(420,120)	—
Retirement of patronage dividends	27,922	—	—
Proceeds from sales of property and equipment	6,855	—	—
NET CASH (USED FOR) INVESTING ACTIVITIES	(1,067,681)	(1,170,221)	(776,192)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	(2,538,488)	3,675,583	(2,741,471)
Net proceeds from seasonal borrowings	23,448,082	—	—
Proceeds from long-term debt	1,300,000	—	6,559,223
Principal payments on long-term debt	(77,155)	(2,942,037)	(965,481)
Proceeds from issuance of capital units	—	(10,049)	4,286,094
Decrease in subscriptions receivable	232,695	2,580	—
Distributions to members	(6,400,000)	—	—
NET CASH FROM FINANCING ACTIVITIES	15,965,134	726,077	7,138,365

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,307,519)	8,241,210	64,133

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,316,766	75,556	11,423

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,247	$8,316,766	$75,556

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	2007	2006	2005
Cash paid during the year for:
Interest	$2,131,587	$1,350,123	$1,350,123

Income taxes	$—	$—	$—

Non-cash investing and financing activities:
Subscriptions receivable	$—	$10,049	$209,656

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

The Company holds a 66.74% equity interest in Urethane Soy Systems Company (“USSC”), which is responsible for marketing, formulation and technical support of Soyol® (a polyol made from soybean oil) and related systems.  The Company has the right to obtain additional interests if the Company elects to convert their convertible subordinate notes into equity.  The Company may convert those notes at any time. If the Company elects to convert all of the notes to equity, the Company would hold up to a 90.13% equity interest in USSC.  The Company consolidates the operations of USSC.

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

Investments in cooperatives are carried at cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.

Prior to September 1, 2007, the Company accounted for its 6.95% investment in Minnesota Soybean Processors (MnSP) using the equity method due to the related nature of operations and the Company’s ability to influence management decisions of MnSP.  Under the equity method, the initial investment is recorded at cost and adjusted annually to recognize the Company’s share of earnings and losses of the entity.  On September 1, 2007, the services and management agreement between the two companies was terminated.  Commencing on that date, the Company ceased the accounting for its investment in MnSP under the equity method, and began accounting for the investment at cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.  The financial statements as of December 31, 2006 have been reclassified accordingly.

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

The Company’s “Shipping and Handling Costs” policy is in accordance with EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs.

Advertising costs

Advertising and promotion costs are expensed as incurred. The Company incurred $121,643, $50,717, and $33,942 of advertising costs in the years ended December 31, 2007, 2006, and 2005, respectively.

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Reclassifications have been made to the December 31, 2006 and December 31, 2005 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

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

In December 2007, the FASB issued SFAS No.160, Non-controlling Interests in Consolidated Financial Statements, including an amendment of ARB No. 51 (“SFAS No, 160) which established accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The effective date of SFAS No. 160 is for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We are still evaluating the effects that SFAS No. 160 will have on our consolidated financial statements due to the recurring losses of USSC that have been 100% absorbed by SDSP since approximately 2005.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVENTORIES

	2007	2006

Finished goods	$(1,564,589)	$4,288,113
Raw materials	35,620,472	11,478,020
Supplies & miscellaneous	47,663	47,662

Totals	$34,103,546	$15,813,795

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  This market adjustment caused the finished goods to have a credit balance as of December 31, 2007.  Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

NOTE 3 - MARGIN DEPOSITS

The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal.  Consistent with its inventory accounting policy, these contracts are recorded at market value.  At December 31, 2007, the Company’s futures contracts all mature within twelve months.

NOTE 4 - INVESTMENTS IN COOPERATIVES

	2007	2006
Investments in associated cooperative companies:
Minnesota Soybean Processors	$4,464,621	$3,887,382
Cenex Harvest States	3,488,670	3,516,592
CoBank	775,768	751,157
	8,729,059	8,155,131
Less current maturities	(644,184)	—

Totals	$8,084,875	$8,155,131

In August 2004, the Company exchanged a storage facility with a net book value of $2,322,561 for 1,400,400 Class A shares in Minnesota Soybean Processors (MnSP), a Minnesota cooperative association.  The shares approximate 6.95% of MnSP’s outstanding equity.  In 2006, the Company also invested another $420,120 when MnSP declared a unit retain equal to $0.30 per share of Class A Preferred Stock.  In 2004, the Company also acquired 287,500 8% Class B Non-Cumulative Convertible preferred shares in MnSP for $575,000.  Prior to September 1, 2007, the Company accounted for its 6.95% investment in MnSP using the equity method due to the related nature of operations and the Company’s ability to influence management decisions of MnSP.  The Company recognized gains (losses) of $577,240, $667,726, and ($69,831) in 2007, 2006, and 2005, respectively, which is included in other non-operating income (expense).  On September 1, 2007, the services and management agreement between the two companies was terminated.  Commencing on that date, the Company ceased the accounting for its investment in MnSP under the equity method, and began accounting for the investment at cost

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

plus the amount of patronage earnings allocated to the Company, less any cash distributions received.  The financial statements as of December 31, 2006 have been reclassified accordingly.

On December 21, 2007, MnSP issued a press release announcing that they will pay back the $0.30 per Class A share unit retain in January 2008.  MnSP also announced that they will pay a $0.16 per Class A share cash dividend in March 2008.  The Company’s portion of these two distributions will be $644,184, which has been classified as a current asset on the balance sheet.

NOTE 5 - PROPERTY AND EQUIPMENT

	2007
		Accumulated		2006
	Cost	Depreciation	Net	Net

Land	$237,643	$—	$237,643	$237,643
Land improvements	82,895	25,014	57,881	62,867
Buildings and improvements	14,489,749	4,182,311	10,307,438	10,716,612
Machinery and equipment	36,716,748	24,055,227	12,661,521	13,929,243
Company vehicles	274,404	156,834	117,570	46,202
Furniture and fixtures	1,019,529	551,557	467,972	272,524
Construction in progress	417,016	—	417,016	261,311

Totals	$53,237,984	$28,970,943	$24,267,041	$25,526,402

NOTE 6 - PATENTS AND OTHER INTANGIBLE ASSETS

On January 1, 2003, the Company acquired an additional 54% interest in the outstanding common stock of USSC to bring its total ownership interest to approximately 58%.  The results of USSC’s operations have been consolidated in the Company’s financial statements since that date.  The acquisition of a controlling interest in USSC allows the Company to develop and market soy-based polyurethane products.  Subsequently, through the participation in additional equity offering, SDSP has increased its majority ownership in USSC to 66.74%.

The allocation of the purchase price of USSC resulted in an assignment of $7,401,245 to patents.  None of these patent costs recognized for financial reporting purposes is expected to be deductible for tax purposes.  The patents are being amortized using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the original file date.  Amortization expense was $434,245, $433,872, and $436,879 for the years ended December 31, 2007, 2006, and 2005, respectively.

In conjunction with the purchase of USSC, the Company had a contractual obligation to pay former USSC shareholders a total of $4,050,000.  One remaining installment of $621,191 remains due as of December 31, 2007 since its original maturity date of October 31, 2006 (see Notes 9 and 16).

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the Company’s other intangible assets as of December 31, 2007 and 2006:

			Accumulated
Intangible Assets	Life	Cost	Amortization	Net

As of December 31, 2007:
Patents	16-20 Yrs.	$8,087,205	$(2,136,715)	$5,950,490
Loan Origination Costs	10 Yrs.	46,625	(44,278)	2,347
Trademarks		17,398	—	17,398

		$8,151,228	$(2,180,993)	$5,970,235

As of December 31, 2006:
Patents	16-20 Yrs.	$7,991,945	$(1,702,470)	$6,289,475
Loan Origination Costs	10 Yrs.	46,625	(43,556)	3,069
Trademarks		12,852	—	12,852

		$8,051,422	$(1,746,026)	$6,305,396

NOTE 7 - NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires October 1, 2008. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. On February 20, 2008, the Company amended its Master Loan Agreement.  Under the amendment, the Company may borrow up to $50 million through July 1, 2008, upon which time the amount reduces to $28 million. Interest accrues at a variable rate (6.75% at December 31, 2007).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of accrued commodity purchases.  There were advances outstanding of $23,448,082 and $0 at December 31, 2007 and 2006, respectively.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT

	2007	2006

Revolving term loan from CoBank, interest at variable rates (6.75% and 7.75% at December 31, 2007 and 2006, respectively), secured by substantially all property and equipment. Loan matures March 20, 2012.	$13,200,000	$11,900,000

Note payable to former USSC shareholders, due in annual principal payments of $891,000, interest at 0%, secured by USSC stock. Note matured on October 31, 2006.	621,191	621,191

Note payable to Richard Kipphart, issued February 13, 2002, with quarterly interest payments at 15% which began on June 30, 2002, and are paid in quarterly installments thereafter. No prepayment of principal is allowed prior to maturity. Note matured on February 13, 2005.	250,000	250,000

Notes payable to various creditors at rates ranging from 0% to 7.5%. Notes mature on or before March 16, 2009.	5,948	10,781

Note payable to Brookings County Railroad Authority, due in semi-annual principal and interest installments of $36,885 at 5%, secured by railroad track assets. Note matured September 1, 2007.	—	72,322
	14,077,139	12,854,294
Less current maturities	(2,175,951)	(947,931)

Totals	$11,901,188	$11,906,363

The Company entered into an agreement as of October 6, 2005 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 8.  Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $17,100,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months.  These payments were waived for the September 2007 and March 2008 periods.  The principal balance outstanding on the revolving term loan was $13.2 million and $11.9 million as of December 31, 2007 and 2006, respectively.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum principal payments on long-term debt obligations will be as follows:

For the years ending December 31:
2008	$2,175,951
2009	2,601,188
2010	2,600,000
2011	2,600,000
2012	2,600,000
Thereafter	1,500,000

Total	$14,077,139

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents.  The Company matches a percentage of employees’ contributed earnings.  The amounts charged to expense under this plan were approximately $66,000, $48,000, and $56,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

The Company has a deferred compensation plan for key employees.  The agreements provide benefits, which vest over a three-year period.  The Company shall pay the employees in five equal annual installments upon retirement.  The future payments have been discounted at 8%.  The amount recognized as expense (benefit) during the years ended December 31, 2007, 2006, and 2005 was $30,389, $(16,861), and $10,348, respectively.  The Company made payments of approximately $10,600 during each of 2007, 2006, and 2005. Deferred compensation payable is recorded at $121,361 and $101,592 as of December 31, 2007 and 2006, respectively.

NOTE 10 - COMMITMENTS

Operating Leases

The Company has operating leases for 270 rail cars from GE Capital.  The leases require monthly payments of $107,925.  The Company also leases 97 rail cars from Trinity Capital.  This lease requires monthly payments of $37,151.  The Company also leases 67 rail cars from AIG Rail Services.  This lease requires monthly payments of $25,996.  The leases began between 1996 and 2004 and have terms ranging from 10-18 years.  Lease expense for all rail cars was $1,998,223, $2,096,951, and $2,066,911, for the years ended December 31, 2007, 2006, and 2005, respectively.  The Company generates revenues from the use of 322 of these rail cars on other railroads.  Such revenues were $1,528,301, $1,888,207, and $2,161,622 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

The Company also has a number of other operating leases for machinery and equipment. Rental expense under these other operating leases was $497,179, $147,298, and $283,273 for the years ended December 31, 2007, 2006, and 2005, respectively.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future minimum rental payments required under these operating leases.

	Rail Cars	Other	Total
Year ended December 31:
2008	$2,052,864	$104,454	$2,157,318
2009	2,052,864	69,866	2,122,730
2010	2,052,864	68,021	2,120,885
2011	2,052,864	67,046	2,119,910
2012	2,052,864	55,871	2,108,735
Thereafter	9,512,129	—	9,512,129

Totals	$19,776,449	$365,258	$20,141,707

Exclusive Supply Agreement

We have an exclusive supply agreement with ACH Foods to provide its facilities with a consistent supply of refined and bleached oil on a general requirements basis.  The oil is transported by rail from our plant to one of ACH Foods’ facilities, where it is further processed for the edible oil.  Pricing is fixed until August 31, 2008, when the agreement will terminate. While sales to ACH Foods may still occur after termination of the agreement in a bid-offer situation, the Company may need to locate new customers for the sale of their soybean oil. Most of their new customers are likely to be companies engaged in biodiesel production which, unless the current biodiesel market improves, may mean selling at prices below the price currently received from ACH Foods.

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CASH FLOW INFORMATION

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2007	2006	2005
(Increase) decrease in assets:
Trade accounts receivable	$(8,026,477)	$5,664,169	$(4,172,029)
Inventories	(18,289,751)	(6,874,133)	(338,160)
Margin account deposit	(3,355,328)	(376,153)	876,407
Prepaid expenses	32,590	(28,113)	(26,378)
	(29,638,966)	(1,614,230)	(3,660,160)
Increase (decrease) in liabilities:
Accounts payable	509,090	527,980	(236,236)
Accrued commodity purchases	186,279	(633,770)	(2,105,012)
Accrued expenses and interest	(529,995)	198,489	347,535
Deferred compensation	19,769	(27,480)	(273)
	185,143	65,219	(1,993,986)

Total	$(29,453,823)	$(1,549,011)	$(5,654,146)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Company’s financial instruments (all of which are held for non-trading purposes) are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$9,247	$9,247	$8,316,766	$8,316,766

Margin deposits	4,277,535	4,277,535	922,207	922,207

Long-term debt	14,077,139	14,077,773	12,854,294	12,854,003

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

NOTE 13 - RELATED PARTY TRANSACTIONS

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

The Company was hired to provide management and marketing services to MnSP on a cost-sharing basis for automatically renewing five-year periods beginning in late 2003. On August 28, 2006, MnSP’s Board of Directors gave the Company a one-year notice of termination of the services and management agreement effective September 1, 2007.

The Company was reimbursed by MnSP for shared personnel costs, including labor and benefits, of $1,049,150, $1,603,285, and $1,380,155 under this arrangement for the years ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007 and 2006, MnSP owed the Company $62,000 and $359,046, respectively.

In addition, the Company is providing up to $1 million in interest free loans to members of the Company who chose to invest in MnSP.  The loans are secured by members’ equity in the Company.  As of December 31, 2007 and 2006, the Company had outstanding notes receivable pursuant to this arrangement of $459,042 and $478,131, respectively.  These will be repaid as the Board of Managers approves distributions of prior earnings.

The Company and MnSP also purchase and sell processed products such as soybean meal, soybean oil, biodiesel, etc. For the years ended December 31, 2007, 2006, and 2005, the Company had sales to MnSP in the amount of $124,429, $658,120, and $10,761,235, respectively.  During the years ended December 31, 2007, 2006, and 2005, the Company also purchased products totaling $3,924,624, $13,745,174, and $10,179,713, respectively, from MnSP.

Occasionally the Company subleases rail cars to MnSP.  The Company charged MnSP $125,013, $296,654, and $47,505 for these subleases during the years ended December 31, 2007, 2006, and 2005, respectively.

NOTE 14 - BUSINESS CREDIT RISK AND CONCENTRATIONS

The Company maintains its cash balances with various financial institutions. At times during the year, the Company’s balances exceeded the $100,000 insurance limit of the Federal Deposit Insurance Corporation. Management believes the risk of loss to be low.

The Company also grants credit to customers throughout the United States and Canada.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Accounts receivable are generally unsecured.  These receivables were $24,177,223 and $15,997,915 at December 31, 2007 and 2006, respectively.

Soybean meal sales accounted for approximately 54% of total revenues for the year ended December 31, 2007, 51% of total revenues for the year ended December 31, 2006, and 56% of total revenues for the year ended December 31, 2005.  Approximately 16% of these sales were made to one customer for the year ended December 31, 2007.  At December 31, 2007, this customer owed the Company approximately $2,873,000.  Refined oil sales represented approximately 35% of total revenues for the year ended December 31, 2007, 27% of total revenues for the year ended December 31, 2006, and 37% of total revenues for the year ended December 31, 2005.  These sales were primarily made to two customers for the year ended December 31, 2007. These customers owed the Company approximately $4,253,000 at December 31, 2007.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenue by geographic area for the years ended December 31, 2007, 2006, and 2005 are as follows:

	2007	2006	2005

United States	$224,015,899	$195,971,017	$198,933,966
Canada	23,725,868	16,750,909	11,437,000

	$247,741,767	$212,721,926	$210,370,966

NOTE 15 - MEMBERS’ EQUITY

A minimum of 2,500 capital units is required for an ownership interest in the Company.  Such units are subject to certain transfer restrictions.  The Company retains the right to redeem the units at the greater of $.20 per unit or the original purchase price less cumulative distributions through the date of redemption in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units, or if a member becomes an owner (directly or indirectly) of more than 1.5% of the issued and outstanding capital units.  The Company’s Operating Agreement also includes provisions whereby cash equal to a minimum of 30% of available net income will be distributed to unit holders subject to certain limitations.  These limitations include a minimum net income of $500,000, restrictions imposed by debt and credit instruments or as restricted by law in the event of insolvency.  Earnings, losses and cash distributions are allocated to members based on their percentage of ownership in the Company.

The Board of Managers approved a Form S-1 registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering.  The maximum offering under the statement was $11,250,000.  During 2005, the Company sold 2,190,500 member units for a total of $4,495,750, which is accounted for as temporary equity as described in Note 17. The offering allowed the investor to initially pay 50% and sign a note payable to the Company for the remaining portion. At December 31, 2007 and 2006, the Company had subscriptions receivable of $6,098 and $219,705, respectively, which is accounted for as a deduction from temporary equity until collected.

On February 20, 2007, the Board of Managers approved a cash distribution of $6.4 million (21.0¢ per capital unit) payable to holders of capital units during 2006.  Cash distributions paid in 2007 totaled $6.4 million and have been charged to members’ equity.

NOTE 16 - CONTINGENCIES

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

On January 31, 2007, the Company, along with our chief executive officer, commercial manager, and two Board members were named as defendants in a lawsuit filed in the United States District Court for the District of Minnesota. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that the Company breached a heads of agreement with Transocean dated April 28, 2006.  The heads of agreement concerned the potential development and operation of a biodiesel

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

refinery through a company called High Plains Biofuels, Inc., to be owned by the Company and Transocean as shareholders. Transocean alleges that the individual defendants breached fiduciary duties to High Plains Biofuels. Transocean is seeking relief by way of specific performance on the heads of agreement, or, alternatively, its expectation damages which is unknown at this time.  Based upon their investigation of the facts surrounding the case, management believes that Transocean’s allegations are meritless and are vigorously defending the action; however, management can not provide any assurance that the Company will be successful in disposing of the case or that any costs of settlement or damages would not be material if they are unable to get the case dismissed.  The Company filed an answer to Transocean’s complaint on September 17, 2007, but no trial date has been set.

On December 31, 2007, an arbitration demand was filed against us with the American Arbitration Association. The plaintiffs, John Wawak, Ed Kurth, John Kurth, Rich Kurth, Ed Kurth (Executor for the Estate of Bruce Kurth), allege that we breached a stock purchase agreement dated December 10, 2002. The stock purchase agreement relates to our purchase of the plaintiffs’ interests in USSC. SDSP has withheld approximately $1.01 million under an indemnification clause in the agreement, of which $621,191 is recorded in long-term debt as of December 31, 2007. The plaintiffs claim that they are entitled to the original payments in full under the agreement. Based upon our investigation of the facts surrounding the case, management believes that they did not breach the agreement or owe any money to the plaintiffs. The arbitration hearing is expected to occur on May 28, 2008.

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of December 31, 2007 and December 31, 2006, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets.  Amounts recorded as temporary equity totaled $1,219,402 and $1,005,795 as of December 31, 2007 and 2006, respectively, consisting of 604,750 Class A capital units.

NOTE 17 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2007, 2006 and 2005.  This information has been prepared on the same basis as the consolidated financial statements and includes, in the opinion of the Company, all adjustments (consisting of only normal

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with consolidated financial statements and related notes thereto.  The operating results for any quarter are not necessarily indicative of results for any future period or the full year.

Unaudited Consolidated Statements of Operations

	First	Second	Third	Fourth
For the Year Ended December 31, 2007:
Net revenues	$51,542,154	$59,976,616	$60,587,433	$75,635,564
Gross profit	370,550	1,482,288	3,216,480	1,971,032
Operating profit (loss)	(609,861)	590,820	2,360,090	760,896
Income (loss) before income taxes	(117,698)	934,846	2,600,421	735,847
Net income (loss)	(110,538)	934,846	2,600,421	735,847
Basic and diluted earnings (loss) per unit	$(0.00)	$0.03	$0.09	$0.02

For the Year Ended December 31, 2006:
Net revenues	$62,835,648	$53,289,632	$45,195,584	$51,401,062
Gross profit	1,119,831	2,978,100	2,102,232	2,995,997
Operating profit (loss)	252,269	1,937,289	1,344,617	2,174,212
Income (loss) before income taxes	309,136	2,412,445	1,919,658	3,012,428
Net income (loss)	309,136	2,410,137	1,919,658	3,012,428
Basic and diluted earnings (loss) per unit	$0.01	$0.08	$0.06	$0.10

For the Year Ended December 31, 2005:
Net revenues	$46,151,560	$49,665,296	$62,194,975	$52,359,135
Gross profit	(889,104)	(1,318,306)	1,444,419	1,141,155
Operating profit (loss)	(1,992,723)	(2,502,150)	765,292	280,922
Income (loss) before income taxes	(2,099,094)	(2,347,475)	855,261	(48,862)
Net income (loss)	(2,099,094)	(2,347,475)	855,261	(48,862)
Basic and diluted earnings (loss) per unit	$(0.07)	$(0.08)	$0.03	$(0.00)

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

NOTE 18 - SUBSEQUENT EVENT

On February 20, 2008, the Company’s Board of Managers approved a cash distribution of approximately $3.8 million.  In accordance with our operating agreement and distribution policy, the distribution will be issued to our members as well as to eligible persons of our predecessor cooperative who were subject to patronage retainage through written notices of allocation.  Over $2.4 million (approximately 7.7¢ per capital unit) was distributed to our members on February 28, 2008, and the $1.4 million distribution to eligible persons of our predecessor cooperative is expected to be paid and issued on or about April 30, 2008.

On February 20, 2008, the Company amended its Master Loan Agreement with CoBank.  Under the amendment, the revolving credit agreement was increased from $38 million to $50 million through July 1, 2008.  On July 2, 2008, however, the credit line reverts to $28 million until the loan’s maturity date on October 1, 2008.  In addition, the amendment changed the working capital covenant from a requirement of not less than $6.5 million to a requirement of not less than $9 million.  All other terms and conditions under the Master Loan Agreement and subsequent amendments remained the same.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

Under the date of March 21, 2008, we reported on the consolidated balance sheets of South Dakota Soybean Processors, LLC as of December 31, 2007 and 2006, and the related consolidated statements of operations, members’ equity, and cash flows for each of the years in the three year period ended December 31, 2007.  In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index.  The financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado

March 21, 2008

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

FINANCIAL STATEMENT SCHEDULE

		Charged
		(Credited) to
	Balance at	Costs and		Balance at
	Beginning of	Expenses		End of
Description	Period	Additions	Deductions	Period

Deducted from asset accounts:
Year ended December 31, 2005:
Allowance for doubtful accounts	$28,000	$15,157	$—	$43,157

Deducted from asset accounts:
Year ended December 31, 2006:
Allowance for doubtful accounts	$43,157	$529	$(348)	$43,338

Deducted from asset accounts:
Year ended December 31, 2007:
Allowance for doubtful accounts	$43,338	$152,000	$(19,554)	$175,784