Form 10-Q
period 2008-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2008-05-14
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
Yes  ☒    No  ྑ

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer (do not check if a smaller reporting company)	☒ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

ྑ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes  ྑ   No  ྑ

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 15, 2008, the registrant had 30,419,000 capital units outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

- i -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of March 31, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2008 and 2007, respectively. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2007, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Gordon, Hughes & Banks, LLP

May 6, 2008
Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	December 31,
	(Unaudited)	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,267	$9,247
Trade accounts receivable, less allowance for
uncollectible accounts of $17,000 and $176,000 as of
March 31, 2008 and December 31, 2007, respectively	22,440,019	23,981,054
Notes receivable from members - current portion	300,872	—
Inventories	34,876,416	34,103,546
Margin deposits	4,392,683	4,277,535
Prepaid expenses	456,291	564,378
Investments in cooperatives - current	—	644,184
Total current assets	62,475,548	63,579,944

PROPERTY AND EQUIPMENT	53,259,030	53,237,984
Less accumulated depreciation	(29,503,069)	(28,970,943)
Total property and equipment, net	23,755,961	24,267,041

OTHER ASSETS
Investments in cooperatives	8,055,963	8,084,875
Notes receivable - members, less current portion	155,796	460,042
Patents, net	5,881,813	5,950,490
Other, net	19,643	19,745
Total other assets	14,113,215	14,515,152
Total assets	$100,344,724	$102,362,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

	March 31,
	2008	December 31,
	(Unaudited)	2007
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$2,788,281	$1,807,599
Current maturities of long-term debt	3,476,039	2,175,951
Note payable - seasonal loan	29,805,846	23,448,082
Accounts payable	1,085,401	1,724,294
Member distributions payable	1,430,332	—
Accrued commodity purchases	11,894,289	21,087,943
Accrued expenses	2,259,615	1,702,353
Accrued interest	226,646	9,375
Total current liabilities	52,966,449	51,955,597

LONG-TERM LIABILITIES
Long-term debt, less current maturities	10,599,833	11,901,188
Deferred compensation	100,849	121,361
Total long-term liabilities	10,700,682	12,022,549

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $2,259
and $6,098 as of March 31, 2008 and December 31, 2007,
respectively, consisting of 604,750 Class A units	1,223,241	1,219,402

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and
outstanding at March 31, 2008 and December 31, 2007	35,454,352	37,164,589
Total liabilities, temporary equity and members' equity	$100,344,724	$102,362,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

	March 31,	March 31,
	2008	2007

NET REVENUES	$87,268,414	$51,542,154

COST OF REVENUES
Cost of product sold	74,754,435	42,880,386
Production	4,278,858	3,991,947
Freight and rail	4,635,565	4,228,728
Brokerage fees	73,035	70,543
Total cost of revenues	83,741,893	51,171,604

GROSS PROFIT	3,526,521	370,550

OPERATING EXPENSES
Administration	1,534,489	980,411
OPERATING PROFIT (LOSS)	1,992,032	(609,861)

OTHER INCOME (EXPENSE)
Interest expense	(729,829)	(274,308)
Other non-operating income	548,058	717,250
Patronage dividend income	247,080	49,221
Total other income (expense)	65,309	492,163

INCOME (LOSS) BEFORE INCOME TAXES	2,057,341	(117,698)

INCOME TAX EXPENSE (BENEFIT)	—	(7,160)

NET INCOME (LOSS)	$2,057,341	$(110,538)

BASIC AND DILUTED EARNINGS (LOSS)
PER CAPITAL UNIT	$0.07	$(0.00)

WEIGHTED AVERAGE NUMBER OF UNITS
OUTSTANDING FOR CALCULATION
OF BASIC AND DILUTED EARNINGS
(LOSS) PER CAPITAL UNIT	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

	March 31,	March 31,
	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$2,057,341	$(110,538)
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	641,204	699,172
(Gain) loss on equity method investments	—	(134,848)
Non-cash patronage dividends	(123,540)	(24,611)
Change in current assets and liabilities	(8,317,422)	(10,218,044)
NET CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	(5,742,417)	(9,788,869)

INVESTING ACTIVITIES
Proceeds from investments in cooperatives	420,120	—
Retirement of patronage dividends	376,516	27,922
Patent costs	(40,299)	(11,383)
Purchase of property and equipment	(21,046)	(119,225)
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	735,291	(102,686)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	980,682	(265,634)
Net proceeds from seasonal borrowings	6,357,764	6,752,030
Distributions to members	(2,337,246)	(6,400,000)
Decrease (increase) in subscriptions receivable	7,213	232,695
Proceeds from long-term debt	—	1,300,000
Principal payments on long-term debt	(1,267)	(35,181)
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	5,007,146	1,583,910

NET CHANGE IN CASH AND CASH EQUIVALENTS	20	(8,307,645)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,247	8,316,766
CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,267	$9,121

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$512,558	$184,088

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements of and for the periods ended March 31, 2008 and 2007 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2007 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. The effects of all intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2008.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the effect, if any, that the adoption of SFAS 141(R) will have on our results of operations, financial position, and the related disclosures.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 with respect to financial assets and liabilities effective January 1, 2008, as required. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of March 31, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial condition, or cash flow.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the effect, if any, that the adoption of SFAS 141(R) will have on our results of operations, financial position, and the related disclosures.

Reclassifications

Reclassifications have been made to the March 31, 2007 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

NOTE 2 -  INVENTORIES

	March 31,	December 31,
	2008	2007

Finished goods	$16,056,323	$(1,564,589)
Raw materials	18,772,430	35,620,472
Supplies & miscellaneous	47,663	47,663
Totals	$34,876,416	$34,103,546

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

NOTE 3 -  NOTES PAYABLE - SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires October 1, 2008. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. On February 20, 2008, the Company amended its Master Loan Agreement. Under the amendment, the Company may borrow up to $50 million through July 1, 2008, upon which time the amount reduces to $28 million. Interest accrues at a variable rate (4.75% at March 31, 2008). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of accrued commodity purchases. There were advances outstanding of $29,805,846 and $23,448,082 at March 31, 2008 and December 31, 2007, respectively.

NOTE 4 -  MEMBER DISTRIBUTION

On February 20, 2008, the Company’s Board of Managers approved a cash distribution of approximately $3.8 million. In accordance with our operating agreement and distribution policy, the distribution was issued to our members as well as to eligible persons of our predecessor cooperative who were subject to patronage retainage through written notices of allocation. Over $2.4 million (approximately 7.7¢ per capital unit) was distributed to our members on February 28, 2008, and the $1.4 million distribution to eligible persons of our predecessor cooperative is expected to be paid and issued on or about April 30, 2008.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -  CONTINGENCIES

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

On January 31, 2007, the Company, along with our chief executive officer, commercial manager, and two Board members were named as defendants in a lawsuit filed in the United States District Court for the District of Minnesota. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that the Company breached a heads of agreement with Transocean dated April 28, 2006. The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by the Company and Transocean as shareholders. Transocean alleges that the individual defendants breached fiduciary duties to High Plains Biofuels. Transocean is seeking relief by way of specific performance on the heads of agreement, or, alternatively, its expectation damages which is unknown at this time. Based upon their investigation of the facts surrounding the case, management believes that Transocean’s allegations are meritless and are vigorously defending the action; however, management can not provide any assurance that the Company will be successful in disposing of the case or that any costs of settlement or damages would not be material if they are unable to get the case dismissed. The Company filed an answer to Transocean’s complaint on September 17, 2007. Transocean filed an amendment complaint on January 18, 2008 to which we filed an answer on February 7, 2008. A tentative trial date has been set for February 2009.

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

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited. As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003. Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of December 31, 2007 and December 31, 2006, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations. Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets. Amounts recorded as temporary equity totaled $1,223,241 and $1,219,402 as of March 31, 2008 and December 31, 2007, respectively, consisting of 604,750 Class A capital units.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2008, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2007.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2007.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 28 million bushels of soybeans annually to produce approximately 680 tons of high protein soybean meal and 310 million pounds of crude soybean oil. This represents approximately 1.5% of total U.S. soybean processing capacity. In addition to our processing plant, we operate a soybean oil refinery in Volga which produces partially refined soybean oil. The partially refined soybean oil is sold to an independent soybean oil food refiner and as a feedstock to industrial applications, such as plastics and biodiesel. The refining operations provide us with an alternative for the marketing of soybean oil as we can produce degummed oil, refined oil, refined and bleached oil and a soybean oil based polyol. Under certain market conditions, we may register and deliver warehouse receipts for crude oil according to the terms and conditions of a CBOT soybean oil futures contract. Other activities that generate income, albeit small in scale, are our investment in a soybean processing facility called Minnesota Soybean Processors (MnSP) and management and consulting agreements.

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

In efforts to increase the value of the products we produce, we continue to invest in our subsidiary, USSC, for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. USSC’s marketing focus continues to be the auto industry, particularly with Ford Motor Company. In addition to incorporating Soyol® into the seat cushions of the 2008 Ford Mustang, Ford is currently in the process of expanding our Soyol® into the seat cushions of other platforms (models). Other focuses included spray applications for insulation, carpet rebound and padding, and polyurethane system houses.

We generated a net profit of $2.1 million for the three months ended March 31, 2008 compared to a net loss of $0.1 million for the same period in 2007, an increase of $2.2 million, or $0.32 per bushel processed.  We attribute the increase to higher crush margins and a 6.1% increase in the production volume from the first quarter of 2007 to the first quarter of 2008. This improvement is partially offset by increased interest expense, higher energy costs, the loss of our management agreement with MnSP, and increased sales staff for USSC.

Biofuels and industrial utilization of food products such as corn, soybeans and other crops open up new opportunities and challenges for us and our industry. Over the last 30 years, the soybean industry has been driven by the world’s population and the capability to buy the food products produced from soybeans, meat and oil. As a result, the U.S. soybean industry experienced an average growth rate of 1.0% to 2.0% annually. Increased demand for industrial soybean oil utilization, such as for biodiesel and plastics, will likely create market distortion and volatility for us in the short-term as we search for a new balance between competing demands. Our success during this period will depend upon our ability to manage the price volatility and price relationships of soybeans and soybean products, as well as our ability to adapt to technological advances in corn and soybean germ plasma, changes in energy prices, and public policy and technological advances. These and other factors will present challenges for us in the foreseeable future.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2008 and 2007

	Quarter Ended March 31, 2008		Quarter Ended March 31, 2007
		% of		% of
	$	Revenue	$	Revenue

Revenue	$87,268,414	100.0	$51,542,154	100.0
Cost of revenues	(83,741,893)	(96.0)	(51,171,604)	(99.3)
Administrative expenses	(1,534,489)	(1.7)	(980,411)	(1.9)
Other income (expense)	65,309	0.1	492,163	1.0
Income tax (expense) benefit	—	0.0	7,160	0.0
Net income (loss)	$2,057,341	2.4	$(110,538)	(0.2)

Revenue - Revenue increased $35.7 million, or 69.3%, for the first quarter of 2008, compared to the same period in 2007. The increase in revenues is primarily due to increases in the average sales price of soybean meal and oil, as well as an increase in the volume of soybeans crushed. The average sales prices of soybean meal and oil increased 62.5% and 59.9%, respectively, in the first quarter of 2008 compared to the same period in 2007. The principal cause for this increase is the escalation in the price of crude petroleum oil and its refined products. In addition to the increase in sales price of meal and oil, we experienced a 6.1% increase in the volume of soybeans crushed during the first quarter of 2008, compared to the same period in 2007, which resulted in an increase in sales.

Gross Profit/Loss - For the first quarter of 2008, we generated a gross profit of $3.5 million, compared to $0.4 million for the first quarter of 2007. The $3.2 million increase in gross profit is primarily attributed to higher crush margins and a 6.1% increase in the volume of soybeans processed.

Administrative Expense - Administrative expense, including all selling, general and administrative expenses, increased $554,000, or 56.5%, for the first quarter of 2008, compared to the same period in 2007. Approximately 32% of this increase is due to the termination of our management agreement with MnSP, 27% to increased legal fees, and 16% to an increase in our marketing efforts associated with USSC.

Interest Expense - Interest expense increased by $456,000, or 166.1% for the first quarter of 2008, compared to the same period in 2007. This increase is due to higher debt levels resulting from elevated soybean prices, an increase in the quantity of inventory, and higher accounts receivable due to elevated soy-based product prices. Our outstanding debt on March 31, 2008 is $43.9 million, compared to 20.9 million on March 31, 2007. This increase is partially offset by lower interest rates on our senior debt.

Other Non-Operating Income - Other non-operating income decreased by $169,000, or 23.6%, for the first quarter of 2008, compared to the same period in 2007. The increase is primarily due to a decrease in earnings from our investment in MnSP. Prior to the termination of the services and management agreement with MnSP on September 1, 2007, we accounted for our investment in MnSP using the equity method. Under the equity method, our investment was adjusted to recognize our share of the earnings and losses of MnSP. Upon the termination of our services and management agreement with MnSP, we ceased using the equity method; therefore, we did not recognize any earnings from our investment in MnSP for the first quarter of 2008, compared to recognizing earnings of approximately $135,000 in the first quarter of 2007.

Net Income/Loss - The $2.2 million increase in net income for the first quarter of 2008, compared to the same period in 2007 is primarily attributable to an increase in gross profit, partially offset by increases in administrative expense and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2008, we had working capital, defined as current assets less current liabilities, of approximately $9.5 million and a current ratio, defined as current assets divided by current liabilities of 1.18 to 1, compared to working capital of $7.4 million and a current ratio of 1.25 to 1 on March 31, 2007. We anticipate that for the foreseeable future we will have sufficient cash flows from operations and our revolving debt to fund working capital, cover operating expenses and capital expenditures, and meet debt service obligations.

A summary of our cash flow from operating, investing and financing activities for each of the three-month periods ended March 31, 2008 and 2007:

	2008	2007

Net cash (used for) operating activities	$(5,742,417)	$(9,788,869)
Net cash provided by (used for) investing activities	735,291	(102,686)
Net cash provided by financing activities	5,007,146	1,583,910

Cash Flows from Operating Activities

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions.

The decrease in cash flows used for operating activities is primarily attributed to an increase in net income and a 6.4% decrease in accounts receivable during the three months ended March 31, 2008 compared to the same period in 2007.

Cash Flows from Investing Activities

The $838,000 improvement in cash flows provided by (used for) investing activities between the three months ended March 31, 2008 and the same period in 2007 is primarily attributed to our receipt of $420,000 in unit retains from our investment in MnSP and approximately $377,000 from the retirement of patronage dividends by CHS, Inc. In May 2006, we were required to make a unit retain investment in MnSP of approximately $420,000 after MnSP’s members voted to require members to invest $0.30 per share of Class A preferred stock. In January 2008, MnSP repaid these unit retains.

Cash Flows from Financing Activities

The $3.4 million increase in net cash provided by financing activities between the three months ended March 31, 2008 and the same period in 2007 is principally due to a $4.1 million decrease in distributions paid to members. During the first quarter of 2008, we distributed over $2.3 million to our members, compared to a distribution of $6.4 million in 2007 which was the largest in our history. On February 20, 2008, our Board of Managers also approved a $1.4 million distribution to eligible persons of our predecessor cooperative which is expected to be paid and issued on or about April 30, 2008.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $13.2 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line reduces by $1.3 million every six months until maturity on March 20, 2013, except the reduction was waived for September 2007 and March 2008. Beginning in September 2008, the reduction will continue and payments are required if our principal balance outstanding exceeds our then available credit line. The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $13.2 million as of March 31, 2008 and 2007.

The second credit line is a revolving working capital loan that matures on October 1, 2008. The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $50 million until July 2, 2008. On July 2, 2008 the credit line reverts to $28 million until the loan’s maturity date. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance on the working capital loan is approximately $29.8 million as of March 31, 2008, compared to $6.75 million as of March 31, 2007.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on both the revolving term and working capital loans is 4.75% and 7.75% as of March 31, 2008 and 2007, respectively. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. We were in compliance with all covenants and conditions with CoBank as of March 31, 2008 and as of the date of this filing.

We also have other long-term contracts and notes totaling approximately $0.9 million, with a weighted average annual interest rate of 4.3% as of March 31, 2008. These arrangements include a no interest $621,000 long-term note payable to former USSC shareholders following the purchase of their tendered shares. The obligation is secured by the purchased shares. We made principal payments of $1,000 and $35,000 on these additional long-term obligations during the three months ended March 31, 2008 and 2007, respectively.

Out indebtedness may increase in 2008 as a result of improvements to our facility’s railway infrastructure. We are currently guaranteeing a $1.81 million loan between the State of South Dakota Department of Transportation and the Brookings County Regional Railway Authority. This guaranty, however, will become a direct obligation of ours beginning in October 2008 when we become responsible for making principal and interest payments on an annual basis. For further details of this transaction, please see “Off-Balance Sheet Financing Arrangements - Guaranty” below.

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

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital and AIG Rail Services for hopper rail cars and oil tank cars. The total lease expense under these arrangements was approximately $0.5 million for the three-month periods ending March 31, 2008 and 2007. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $0.4 million for the three-month periods ending March 31, 2008 and 2007.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $37,000 and $21,000 for the three-month periods ending March 31, 2008 and 2007, respectively. Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the effect, if any, that the adoption of SFAS 141(R) will have on our results of operations, financial position, and the related disclosures.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS 157 with respect to financial assets and liabilities effective January 1, 2008, as required. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, we have only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of March 31, 2008. The adoption of SFAS 157 did not have a material impact on our results of operations, financial condition, or cash flow.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the effect, if any, that the adoption of SFAS 141(R) will have on our results of operations, financial position, and the related disclosures.

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

Item 4T.	Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

On December 31, 2007, an arbitration demand was filed against us with the American Arbitration Association. The plaintiffs, John Wawak, Ed Kurth, John Kurth, Rich Kurth, Ed Kurth (Executor for the Estate of Bruce Kurth), allege that we breached a stock purchase agreement dated December 10, 2002. The stock purchase agreements relates to our purchase of the plaintiffs’ interests in our majority owned subsidiary, USSC. We have withheld approximately $1.01 million under an indemnification clause in the agreement, of which $621,191 is recorded as long-term debt as of December 31, 2007. The plaintiffs claim that they are entitled to the original payments in full under the agreement. Based upon our investigation of the facts surrounding the case, we believe that we did not breach the agreement or owe any money to the plaintiffs. The arbitration hearing is expected to be held on May 28, 2008.

Item 1A.	Risk Factors.

During the quarter ended March 31, 2008, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2007 Annual Report on Form 10K.

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

Dated: May 14, 2008
	By	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Employment Agreement dated April 25, 2008
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

(1)	Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-75804).
(2)	Incorporated by reference from the same numbered exhibit to the issuer’s Form 8-K filed on June 28, 2007.
(3)	Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-Q filed on August 14, 2002.
(4)	Incorporated by reference from the same numbered exhibit to the issuer’s Registration Statement on Form S-4 (File No. 333-75804).