Form 10-Q
period 2008-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2008-08-07
CIK 1163609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 1, 2008, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008 AND 2007

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of June 30, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2008 and 2007, respectively. These interim financial statements are the responsibility of the Company’s management.

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

/s/ Gordon, Hughes & Banks, LLP

July 28, 2008
Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$131,349	$9,247
Trade accounts receivable, less allowance for uncollectible accounts of $17,000	25,232,783	23,981,054
Inventories	31,548,915	34,103,546
Margin deposits	14,896,477	4,277,535
Prepaid expenses	342,009	564,378
Investments in cooperatives - current	-	644,184
Total current assets	72,151,533	63,579,944

PROPERTY AND EQUIPMENT	53,432,076	53,237,984
Less accumulated depreciation	(30,019,768)	(28,970,943)
Total property and equipment, net	23,412,308	24,267,041

OTHER ASSETS
Investments in cooperatives	8,055,962	8,084,875
Notes receivable - members	151,213	460,042
Patents, net	5,814,691	5,950,490
Other, net	21,343	19,745
Total other assets	14,043,209	14,515,152

Total assets	$109,607,050	$102,362,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS – continued

	June 30,
	2008	December 31,
	(Unaudited)	2007
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$753,002	$1,807,599
Current maturities of long-term debt	3,471,191	2,175,951
Note payable - seasonal loan	33,919,034	23,448,082
Accounts payable	1,139,089	1,724,294
Accrued commodity purchases	18,427,219	21,087,943
Accrued expenses	2,175,146	1,702,353
Accrued interest	169,599	9,375
Total current liabilities	60,054,280	51,955,597

LONG-TERM LIABILITIES
Long-term debt, less current maturities	10,600,000	11,901,188
Deferred compensation	103,034	121,361
Total long-term liabilities	10,703,034	12,022,549

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $2,259 and $6,098 as of June 30, 2008 and December 31, 2007, respectively, consisting of 73,750 and 604,750 Class A units, respectively	146,491	1,219,402

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding	38,703,245	37,164,589

Total liabilities, temporary equity and members' equity	$109,607,050	$102,362,137

The accompanying notes are an integral part of these condensed consolidated financial statements.
3

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

	Three Months Ended June 30:		Six Months Ended June 30:
	2008	2007	2008	2007

NET REVENUES	$101,249,185	$59,976,616	$188,517,599	$111,518,770

COST OF REVENUES
Cost of product sold	88,391,241	49,926,017	163,145,676	92,806,403
Production	4,225,381	3,795,241	8,504,239	7,787,188
Freight and rail	4,921,797	4,703,206	9,557,362	8,931,934
Brokerage fees	66,894	69,864	139,929	140,407
Total cost of revenues	97,605,313	58,494,328	181,347,206	109,665,932

GROSS PROFIT	3,643,872	1,482,288	7,170,393	1,852,838

OPERATING EXPENSES
Administration	1,444,406	891,468	2,978,895	1,871,879
OPERATING PROFIT (LOSS)	2,199,466	590,820	4,191,498	(19,041)

OTHER INCOME (EXPENSE)
Interest expense	(551,839)	(531,269)	(1,281,668)	(805,577)
Other non-operating income	521,798	875,276	1,069,856	1,592,526
Patronage dividend income	1,500	19	248,580	49,240
Total other income (expense)	(28,541)	344,026	36,768	836,189

INCOME BEFORE INCOME TAXES	2,170,925	934,846	4,228,266	817,148

INCOME TAX EXPENSE (BENEFIT)	300	-	300	(7,160)

NET INCOME	$2,170,625	$934,846	$4,227,966	$824,308

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.07	$0.03	$0.14	$0.03

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

	June 30,	June 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$4,227,966	$824,308
Charges and credits to net income not affecting cash:
Depreciation and amortization	1,267,323	1,388,924
Gain on equity method investments	-	(382,696)
Non-cash patronage dividends	(123,540)	(24,611)
Change in current assets and liabilities	(11,724,910)	(18,379,134)
NET CASH (USED FOR) OPERATING ACTIVITIES	(6,353,161)	(16,573,209)

INVESTING ACTIVITIES
Proceeds from investments in cooperatives	420,120	-
Retirement of patronage dividends	376,517	27,922
Patent costs	(84,297)	(29,008)
Purchase of property and equipment	(194,093)	(445,380)
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	518,247	(446,466)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	(1,054,597)	(267,502)
Net proceeds from seasonal borrowings	10,470,952	13,883,648
Distributions to members	(3,766,059)	(6,400,000)
Decrease (increase) in member loans	312,668	232,695
Proceeds from long-term debt	-	1,300,000
Principal payments on long-term debt	(5,948)	(36,773)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,957,016	8,712,068

NET CHANGE IN CASH AND CASH EQUIVALENTS	122,102	(8,307,607)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,247	8,316,766

CASH AND CASH EQUIVALENTS, END OF PERIOD	$131,349	$9,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,121,444	$649,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements of and for the periods ended June 30, 2008 and 2007 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2007 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 with respect to financial assets and liabilities effective January 1, 2008, as required. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of June 30, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial condition, or cash flow.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the effect, if any, that the adoption of SFAS 161 will have on our results of operations, financial position, and the related disclosures.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not believe that implementation of SFAS 162 will have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, which requires than an insurance enterprise recognizes a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. It also requires expanded disclosures about the financial guarantee insurance contracts. Adoption of SFAS 163 is required for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk management activities, which are required the first period beginning after the issuance of Statement. Except for those disclosures, earlier adoption of SFAS 163 is not permitted. We do not believe that implementation of SFAS 163 will have any impact on the Company’s consolidated financial statements.

Reclassifications

Reclassifications have been made to the June 30, 2007 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

NOTE 2 -  INVENTORIES

	June 30,	December 31,
	2008	2007

Finished goods	$11,161,792	$(1,564,589)
Raw materials	20,387,123	35,668,135

Totals	$31,548,915	$34,103,546

(continued on next page)
7

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires October 1, 2008. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $50,000,000. Interest accrues at a variable rate (4.50% at June 30, 2008). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of accrued commodity purchases. There were advances outstanding of $33,919,034 and $23,448,082 at June 30, 2008 and December 31, 2007, respectively.

NOTE 4 -  MEMBER DISTRIBUTION

On February 20, 2008, the Company’s Board of Managers approved a cash distribution of approximately $3.8 million. In accordance with our operating agreement and distribution policy, the distribution was issued to our members as well as to eligible persons of our predecessor cooperative who were subject to patronage retainage through written notices of allocation. Over $2.4 million (approximately 7.7¢ per capital unit) was distributed to our members on February 28, 2008, and the $1.4 million distribution to eligible persons of our predecessor cooperative was distributed on April 28, 2008.

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

On January 31, 2007, the Company was named as a defendant in a lawsuit filed in the U.S District Court for the District of Minnesota, along with other individual defendants, including the Company’s chief executive officer, commercial manager, and two Board members. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that the Company breached a heads of agreement with Transocean dated April 28, 2006. The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by the Company and Transocean as shareholders. Transocean alleges that the individual defendants breached fiduciary duties to High Plains Biofuels. Transocean is seeking relief for its expectation damages which is unknown at this time. Based upon their investigation of the facts surrounding the case, management believes that Transocean’s allegations are meritless and are vigorously defending the action. The Company filed an answer to Transocean’s complaint on September 17, 2007. Transocean filed an amendment complaint on January 18, 2008 to which the Company filed an answer on February 7, 2008. A tentative trial date has been set for February 2009. Management cannot provide, however, any assurance that the Company will be successful in disposing of the case or that any costs of settlement or damages would not be material if they are unable to get the case dismissed.

On December 31, 2007, an arbitration demand was filed against us with the American Arbitration Association. The plaintiffs, John Wawak, Ed Kurth, John Kurth, Rich Kurth, Ed Kurth (Executor for the Estate of Bruce Kurth), and Forrest Hickman allege that we breached a stock purchase agreement dated December 10, 2002. The stock purchase agreement relates to our purchase of a portion of the plaintiffs’ interests in USSC. The Company has withheld approximately $1.01 million under an indemnification clause in the agreement, of which $621,191 is recorded in long-term debt as of June 30, 2008 and December 31, 2007. The plaintiffs claim that they are entitled to the original payments in full under the agreement. Based upon our investigation of the facts surrounding the case, management believes that they did not breach the agreement or owe any money to the plaintiffs. The arbitration hearing occurred in May 2008. A ruling from the arbitrators is expected in August 2008.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited. As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003. Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of June 30, 2008 and December 31, 2007, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations. Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets. Amounts recorded as temporary equity totaled $146,491 and $1,219,402 as of June 30, 2008 and December 31, 2007, respectively, consisting of 73,750 and 604,750 Class A capital units, respectively.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and six-month periods ended June 30, 2008, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2007.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2007.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 28 million bushels of soybeans annually to produce approximately 680 tons of high protein soybean meal and 310 million pounds of crude soybean oil. This represents approximately 1.5% of total U.S. soybean processing capacity. In addition to our processing plant, we operate a soybean oil refinery in Volga which produces partially refined soybean oil. The partially refined soybean oil is sold to an independent soybean oil food refiner and as a feedstock to industrial applications such as plastics and biodiesel. The refining operations provide us with an alternative for the marketing of soybean oil as we can produce degummed oil, refined oil, refined and bleached oil and a soybean oil based polyol. Under certain market conditions, we may register and deliver warehouse receipts for crude oil according to the terms and conditions of a CBOT soybean oil futures contract. Other activities that generate income, albeit small in scale, are our investment in a soybean processing facility called Minnesota Soybean Processors (MnSP) and management and consulting agreements.

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

In efforts to increase the value of our products, we continue to invest in our subsidiary, Urethane Soy Systems Company (USSC), for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. USSC’s marketing focus continues to be the auto industry, particularly with Ford Motor Company. In addition to incorporating Soyol® into the seat cushions of the 2008 Ford Mustang, Ford is currently in the process of expanding our Soyol® into the seat cushions of other platforms (models). Other focuses include spray applications for insulation, carpet rebound and padding, and polyurethane system houses.

We generated a net profit of $2.2 million for the quarter ended June 30, 2008 compared to a net profit of $0.9 million for the same period in 2007, an increase of $1.3 million. For the six-month period we generated a net profit of $4.2 million compared to a net profit of $0.8 million for the same period in 2007, an increase of $3.4 million or $0.242 per bushel processed.  We attribute the increase to higher crush margins and a 5.8% increase in the production volume from the first half of 2007 to the first half of 2008. This improvement is partially offset by increased interest expense, higher energy costs, loss of our management agreement with MnSP, and increased sales staff for USSC.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2008 and 2007

	Quarter Ended June 30, 2008		Quarter Ended June 30, 2007
		% of		% of
	$	Revenue	$	Revenue

Revenue	$101,249,185	100.0	$59,976,616	100.0
Cost of revenues	(97,605,313)	(96.4)	(58,494,328)	(97.5)
Administrative expenses	(1,444,406)	(1.4)	(891,468)	(1.5)
Other income (expense)	(28,541)	(0.1)	344,026	0.6
Income tax (expense) benefit	(300)	0.0	—	0.0

Net income	$2,170,625	2.1	$934,846	1.6

Revenue – Revenue increased $41.3 million, or 68.8%, for the second quarter of 2008, compared to the same period in 2007. The increase in revenues is primarily due to increases in the average sales price of soybean meal and oil, as well as the volume of soybeans crushed. The average sales prices of soybean meal and oil increased 71.7% and 79.8%, respectively, in the second quarter of 2008 compared to the same period in 2007. The principal cause for this increase is the escalation in the price of crude petroleum oil and its refined products, which has been the primary driving factor for approximately the last year. In addition to the increase in sales price of meal and oil, we experienced a 5.5% increase in the volume of soybeans crushed during the second quarter of 2008 compared to the same period in 2007, which resulted in an increase in sales volume.

Gross Profit/Loss – For the second quarter of 2008, we generated a gross profit of $3.6 million, compared to $1.5 million for the second quarter of 2007. The $2.1 million increase in gross profit is primarily attributed to higher crush margins and a 5.5% increase in the volume of soybeans crushed.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased $553,000, or 62.0%, for the second quarter of 2008, compared to the same period in 2007. Approximately 42% of this increase is due to the termination of our management agreement with MnSP, 29% to increased legal fees, and 14% to an increase in our marketing efforts associated with USSC.

Interest Expense – Interest expense increased 3.9% for the second quarter of 2008 compared to the same period in 2007. This increase is due to higher debt levels resulting from elevated soybean prices and higher accounts receivable due to elevated prices of our soy-based products. Our outstanding debt is $48.0 million as of June 30, 2008, compared to $28.1 million on June 30, 2007. This increase is partially offset by lower interest rates on our senior debt. The annual interest rate on our senior debt is 4.50% and 7.75% as of June 30, 2008 and 2007, respectively.

Other Non-Operating Income – Other non-operating income decreased by $353,000, or 40.4%, for the second quarter of 2008, compared to the same period in 2007. The decrease is primarily due to a decrease in earnings from our investment in MnSP. Prior to the termination of the services and management agreement with MnSP on September 1, 2007, we accounted for our investment in MnSP using the equity method. Under the equity method, our investment was adjusted to recognize our share of the earnings and losses of MnSP. Upon the termination of our services and management agreement with MnSP, we ceased using the equity method; therefore, we did not recognize any earnings from our investment in MnSP for the second quarter of 2008 compared to recognizing earnings of approximately $248,000 in the second quarter of 2007.

Net Income/Loss – The $1.2 million increase in net income for the second quarter of 2008, compared to the same period in 2007, is primarily attributable to an increase in gross profit, partially offset by an increase in administrative expense and a decrease in other non-operating income.

Comparison of the six months ended June 30, 2008 and 2007

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
		% of		% of
	$	Revenue	$	Revenue

Revenue	$188,517,599	100.0	$111,518,770	100.0
Cost of revenues	(181,347,206)	(96.2)	(109,665,932)	(98.3)
Administrative expenses	(2,978,895)	(1.6)	(1,871,879)	(1.7)
Other income (expense)	36,768	0.0	836,189	0.7
Income tax (expense) benefit	(300)	0.0	7,160	0.0

Net income	$4,227,966	2.2	$824,308	0.7

Revenue – Revenue increased $77.0 million, or 69.0%, for the six-month period ended June 30, 2008, compared to the same period in 2007. The increase in revenues is primarily due to increases in the average sales price of soybean meal and oil, as well as an increase in the volume of soybeans crushed. The average sales prices of soybean meal and oil increased 67.3% and 68.5%, respectively, in the six months ended June 30, 2008 compared to the same period in 2007. The principal cause for this increase is the escalation in the price of crude petroleum oil and its refined products. In addition to the increase in sales price of meal and oil, we experienced a 5.8% increase in the volume of soybeans crushed during the first six months of 2008 compared to the same period in 2007, which resulted in an increase in sales volume.

Gross Profit/Loss – For the first six months of 2008, we generated a gross profit of $7.2 million, compared to $1.9 million for the same six months of 2007. The $5.3 million increase in gross profit is primarily attributed to higher crush margins and a 5.8% increase in the volume of soybeans processed.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased $1.1 million, or 59.1%, for the six month period ended June 30, 2008, compared to the same period in 2007. Approximately 43% of this increase is due to the termination of our management agreement with MnSP, 25% to increased legal fees, and 15% to an increase in our marketing efforts associated with USSC.

Interest Expense – Interest expense increased by $476,000, or 59.1% for the first six months of 2008, compared to the same period in 2007. This increase is due to higher debt levels resulting from elevated soybean prices and higher accounts receivable due to the elevated prices of our soy-based products. Our outstanding debt is $48.0 million as of June 30, 2008, compared to $28.1 million on June 30, 2007. This increase is partially offset by lower interest rates on our senior debt. The annual interest rate on our senior debt is 4.50% and 7.75% as of June 30, 2008 and 2007, respectively.

Other Non-Operating Income – Other non-operating income decreased by $523,000, or 32.8%, for the six-month period ended June 30, 2008, compared to the same period in 2007. The decrease is primarily due to a decrease in earnings from our investment in MnSP. Upon the termination of our services and management agreement with MnSP, we ceased using the equity method to account for our investment in MnSP; therefore, we did not recognize any earnings from our investment in MnSP for the first six months of 2008, compared to recognizing earnings of approximately $383,000 in the same period in 2007.

Net Income/Loss – The $3.4 million increase in net income for the six-month period ended June 30, 2008, compared to the same period in 2007 is primarily attributable to an increase in gross profit, partially offset by increases in administrative expense and interest expense and a decrease in other non-operating income.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2008, we had working capital, defined as current assets less current liabilities, of approximately $12.1 million, compared to working capital of $8.5 million on June 30, 2007. The $3.6 million increase in working capital is primarily due to the increase in net income for the six months ended June 30, 2008 compared to the same period in 2007. We anticipate for the foreseeable future having sufficient cash flows from operations and our revolving debt to fund working capital, cover operating expenses and capital expenditures, and meet debt service obligations.

A summary of our cash flow from operating, investing and financing activities for each of the six-month periods ended June 30, 2008 and 2007:

	2008	2007

Net cash (used for) operating activities	$(6,353,161)	$(16,573,209)
Net cash provided by (used for) investing activities	518,247	(446,466)
Net cash provided by financing activities	5,957,016	8,712,068

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions.

The decrease in cash flows used for operating activities is primarily attributed to an increase in net income and a smaller net increase in operating assets and liabilities during the six months ended June 30, 2008 compared to the same period in 2007. The increase in net operating assets and liabilities is caused by increased commodity prices reflected in increased receivables and margin deposits, partially offset by a decrease in inventories on June 30, 2008 compared to December 31, 2007.

Cash Flows from Investing Activities

The $965,000 improvement in cash flows provided by (used for) investing activities between the six months ended June 30, 2008 and the same period in 2007 is primarily attributed to our receipt of $420,000 in unit retains from our investment in MnSP and approximately $377,000 from the retirement of patronage dividends by CHS, Inc. In May 2006 we were required to make a unit retain investment in MnSP of approximately $420,000 after MnSP’s members voted to require members to invest $0.30 per share of Class A preferred stock. In January 2008, MnSP repaid these unit retains to us and other members.

Cash Flows from Financing Activities

The $2.8 million decrease in net cash provided by financing activities between the six months ended June 30, 2008 and the same period in 2007 is principally due to a $4.7 million decrease in seasonal borrowings and long-term debt proceeds, partially offset by a $2.6 million decrease in distributions paid to members. During the first six months of 2008, we distributed approximately $3.8 million to our members, compared to a distribution of $6.4 million in 2007 which was the largest in our history.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $13.2 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line reduces by $1.3 million every six months until maturity on March 20, 2013, except the reduction was waived by CoBank for September 2007 and March 2008. Beginning in September 2008, the reduction will continue and payments are required if our principal balance outstanding exceeds our then available credit line. The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $13.2 million as of June 30, 2008 and 2007.

The second credit line is a revolving working capital loan that matures on October 1, 2008. The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $50 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance on the working capital loan is approximately $33.9 million as of June 30, 2008, compared to $13.9 million as of June 30, 2007.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on both the revolving term and working capital loans is 4.50% and 7.75% as of June 30, 2008 and 2007, respectively. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. We were in compliance with all covenants and conditions with CoBank as of June 30, 2008 and as of the date of this filing.

We also have other long-term contracts and notes totaling approximately $0.9 million, with a weighted average annual interest rate of 4.3% as of June 30, 2008. These arrangements include a no interest $621,000 long-term note payable to former USSC shareholders following the purchase of their tendered shares. The obligation is secured by the purchased shares. We made principal payments of $5,000 and $37,000 on these additional long-term obligations during the six months ended June 30, 2008 and 2007, respectively.

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

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital and AIG Rail Services for hopper rail cars and oil tank cars. The total lease expense under these arrangements was approximately $1.0 million for the six-month periods ending June 30, 2008 and 2007. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $0.8 million for the six-month periods ending June 30, 2008 and 2007.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $97,000 and $52,000 for the six-month periods ending June 30, 2008 and 2007, respectively. Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 with respect to financial assets and liabilities effective January 1, 2008, as required. In February 2008, the FASB issued Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of June 30, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial condition, or cash flow.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the effect, if any, that the adoption of SFAS 161 will have on our results of operations, financial position, and the related disclosures.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles, which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not believe that implementation of SFAS 162 will have any impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts, which requires than an insurance enterprise recognizes a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. It also requires expanded disclosures about the financial guarantee insurance contracts. Adoption of SFAS 163 is required for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk management activities, which are required the first period beginning after the issuance of the Statement. Except for those disclosures, earlier adoption of SFAS 163 is not permitted. We do not believe that implementation of SFAS 163 will have any impact on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of our financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. We continually evaluate these estimates based on historical experience and other assumptions we believe to be reasonable under the circumstances.

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

Of the significant accounting policies described in the notes to the financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity:

Commitments and Contingencies

Contingencies, by their nature relate to uncertainties that require management to exercise judgment both in assessing the likelihood that a liability has been incurred, as well as in estimating the amount of the potential expense.  In conformity with accounting principles generally accepted in the U.S, we accrue an expense when it is probable that a liability has been incurred and the amount can be reasonably estimated.

Inventory Valuation

We account for our inventories at estimated net realizable market value. These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing, and have predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Processed product price estimates are determined by the ending sales contract price as of the close of the final day of the period. This price is determined by the closing price on the Chicago Board of Trade (CBOT), net of the local basis. Changes in the market values of these inventories are recognized as a component of cost of goods sold.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 Commodities Risk & Risk Management. To reduce the price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight or options futures contract) on a regulated commodity futures exchange, the CBOT. While hedging activities reduce the risk of loss from changing market prices, such activities also limit the gain potential which otherwise could result from these significant fluctuations in market prices. Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time. Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions. We do not anticipate that our hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a cash contract.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and controller have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 31, 2007, we were named as a defendant in a lawsuit filed in the U.S. District Court for the District of Minnesota, along with other individual defendants, including our chief executive officer, Rodney Christianson, commercial manager, Tom Kersting, and Board member, Dan Feige, and former board member, Rodney Skalbeck. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that we breached a heads of agreement with Transocean dated April 28, 2006. The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by us and Transocean as shareholders. Transocean alleges that the individual defendants breached fiduciary duties to High Plains Biofuels. Transocean is seeking relief for its expectation damages which is unknown at this time. Based upon our investigation of the facts surrounding the case, we believe that Transocean’s allegations are meritless, and we are vigorously defending the action. We filed an answer to Transocean’s complaint on September 17, 2007. Transocean filed an amended complaint on January 18, 2008 to which we filed an answer on February 7, 2008. A tentative trial date has been set for February 2009. We cannot provide, however, any assurance that we will be successful in disposing of the case or that any costs of settlement or damages would not be material if we are unable to get the case dismissed.

On December 31, 2007, an arbitration demand was filed against us with the American Arbitration Association. The plaintiffs, John Wawak, Ed Kurth, John Kurth, Rich Kurth, Ed Kurth (Executor for the Estate of Bruce Kurth), and Forrest Hickman, allege that we breached a stock purchase agreement dated December 10, 2002. The stock purchase agreements relate to our purchase of a portion of the plaintiffs’ interests in our majority-owned subsidiary, USSC. We have withheld approximately $1.01 million under an indemnification clause in the agreement, of which $621,191 is recorded as long-term debt as of December 31, 2007. The plaintiffs claim that they are entitled to the original payments in full under the agreement. Based upon our investigation of the facts surrounding the case, we believe that we did not breach the agreement or owe any money to the plaintiffs. The arbitration hearing occurred in May 2008. A ruling from the arbitrators is expected in August 2008.

Item 1A. Risk Factors.

During the quarter ended June 30, 2008, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2007 Annual Report on Form 10K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 17, 2008, we held our annual meeting of members in Brookings, South Dakota. At the meeting, Bryce Loomis, Ronald Gorder, Paul Dummer, Peter Kontz, Robert Nelsen, Jerome Jerzak, and David Driessen were elected to the Board of Managers. Paul Barthel, Alan Christensen, Dean Christopherson, Wayne Enger, Dan Feige, Marvin Hope, James Jepsen, Robert Nelson, Maurice Odenbrett, Randy Tauer, Lyle Trautman, Delbert Tschakert, Ardon Wek and Gary Wertish will remain on the board until their terms expire, they are reelected, or their earlier death, resignation or removal.

VOTE TABULATION FOR BOARD OF MANAGER NOMINEES

Nominee	For	Abstentions
District One
Bryce Loomis	Unanimous

District 2
Ronald Gorder	Unanimous

District 3
Paul Dummer	Unanimous

District 4
Greg Schmieding	2
Peter Kontz	7

District 5
Robert Nelsen	Unanimous

District 6
Jerome Jerzak	Unanimous

District 7
David Driessen	Unanimous

Item 5.  Other Information

None.

Item 6. Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: August 7, 2008
	By	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Revolving Credit Supplement dated June 23, 2008
10.2	Revolving Credit Supplement dated July 17, 2008
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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