Form 10-K/A
period 2007-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2008-08-29
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Information Statement for 2008 Annual Meeting of Members.

Explanatory Footnote Regarding Amendment No. 1

This amendment is filed solely to amend the certifications of our principal executive officer and principal accounting officer which were filed as Exhibit 31.1 to our Annual Report on Form 10-K for the year ended December 31, 2007. That exhibit, as originally filed, inadvertently omitted necessary language in paragraph number four indicating that, in addition to being responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), the officers are responsible for establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The revised exhibit being filed with this amendment now contains the previously omitted language. No revisions have been made to the financial statements or any other disclosures contained in the Annual Report.

This Amendment does not reflect events that have occurred after March 31, 2008, the date upon which the Annual Report on Form 10-K was originally filed with the Securities and Exchange Commission. Accordingly, this Amendment should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Part IV

Item 15.      Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)(3) Exhibits - See Exhibit Index following the Signature Page to this report.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date: August 29, 2008	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer

Date: August 29, 2008	/s/ Mark Hyde
Mark Hyde
Controller, Principal Accounting Officer

2

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date: August 29, 2008	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer
(Principal Executive Officer)
SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date: August 29, 2008	/s/ Mark Hyde
Mark Hyde
Controller, Principal Accounting Officer

Date: August 29, 2008	/s/ Paul Barthel
Paul Barthel, Manager

Date: August 29, 2008	/s/ Alan Christensen
Alan Christensen, Manager

Date: August 29, 2008	/s/ Dean Christopherson
Dean Christopherson, Manager

Date: August 29, 2008	/s/ Paul Dummer
Paul Dummer, Manager

Date: August 29, 2008	/s/ David Driessen
David Driessen, Manager

Date: August 29, 2008	/s/ Wayne Enger
Wayne Enger, Manager

Date: August 29, 2008	/s/ Dan Feige
Dan Feige, Manager

Date: August 29, 2008	/s/ Ronald J. Gorder
Ronald J. Gorder, Manager

Date: August 29, 2008	/s/ Marvin Hope
Marvin Hope, Manager

Date: August 29, 2008	/s/ James Jepsen
James Jepsen, Manager

Date: August 29, 2008	/s/ Jerome Jerzak
Jerome Jerzak, Manager

Date: August 29, 2008	/s/ Peter Kontz
Peter Kontz, Manager

Date: August 29, 2008	/s/ Bryce Loomis
Bryce Loomis, Manager

3

Date: August 29, 2008
Robert Nelsen, Manager

Date: August 29, 2008	/s/ Robert Nelson
Robert Nelson, Manager

Date: August 29, 2008	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Date: August 29, 2008	/s/ Randy Tauer
Randy Tauer, Manager

Date August 29, 2008	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Date: August 29, 2008	/s/ Lyle Trautman
Lyle Trautman, Manager

Date: August 29, 2008	/s/ Ardon Wek
Ardon Wek, Manager

Date: August 29, 2008	/s/ Gary Wertish
Gary Wertish, Manager

EXHIBIT INDEX

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

31.1	Rule 13a-14(a)/15d-14(a) Certification.	X

31.2	Rule 13a-14(a)/15d-14(a) Certification.	X

32.1	Section 1350 Certification.	X

4