Form 10-Q
period 2008-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2008-11-14
CIK 1163609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 1, 2008, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 AND 2007

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of September 30, 2008, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2008. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The Company’s previous independent registered public accounting firm, Gordon, Hughes & Banks, LLP, audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2007, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended (not presented herein); and in their report dated March 21, 2008, they expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Eide Bailly LLP

November 11, 2008
Greenwood Village, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2007 of South Dakota Soybean Processors, LLC (the “Company”). These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

Gordon, Hughes & Banks, LLP

November 5, 2007
Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	December 31,
	(Unaudited)	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$43,438	$9,247
Trade accounts receivable, less allowance for uncollectible accounts of $47,000	31,336,205	23,981,054
Inventories	18,234,525	34,103,546
Margin deposits	1,581,440	4,277,535
Prepaid expenses	231,386	564,378
Investments in cooperatives - current	-	644,184
Total current assets	51,426,994	63,579,944

PROPERTY AND EQUIPMENT	54,061,499	53,237,984
Less accumulated depreciation	(30,519,564)	(28,970,943)
Total property and equipment, net	23,541,935	24,267,041

OTHER ASSETS
Investments in cooperatives	8,055,962	8,084,875
Notes receivable - members	148,898	460,042
Patents, net	5,720,725	5,950,490
Other, net	21,730	19,745
Total other assets	13,947,315	14,515,152

Total assets	$88,916,244	$102,362,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS - continued

	September 30,
	2008	December 31,
	(Unaudited)	2007
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$6,509,970	$1,807,599
Current maturities of long-term debt	3,739,053	2,175,951
Note payable - seasonal loan	8,058,664	23,448,082
Accounts payable	1,589,219	1,724,294
Accrued commodity purchases	19,573,918	21,087,943
Accrued expenses	2,316,737	1,702,353
Accrued interest	111,535	9,375
Total current liabilities	41,899,096	51,955,597

LONG-TERM LIABILITIES
Long-term debt, less current maturities	9,300,000	11,901,188
Deferred compensation	105,220	121,361
Total long-term liabilities	9,405,220	12,022,549

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $2,259 and $6,098 as of September 30, 2008 and December 31, 2007, respectively, consisting of 73,750 and 604,750 Class A units, respectively	146,491	1,219,402

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding	37,465,437	37,164,589

Total liabilities, temporary equity and members' equity	$88,916,244	$102,362,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

	Three Months Ended September 30:		Nine Months Ended September 30:
	2008	2007	2008	2007

NET REVENUES	$102,168,282	$60,587,433	$290,685,881	$172,106,203

COST OF REVENUES
Cost of product sold	92,078,920	49,531,625	255,224,596	142,419,937
Production	4,960,146	3,975,134	13,464,385	11,680,413
Freight and rail	4,648,210	3,785,968	14,205,572	12,717,902
Brokerage fees	98,117	78,226	238,046	218,633
Total cost of revenues	101,785,393	57,370,953	283,132,599	167,036,885

GROSS PROFIT	382,889	3,216,480	7,553,282	5,069,318

OPERATING EXPENSES
Administration	1,669,148	856,390	4,648,043	2,728,269
OPERATING PROFIT (LOSS)	(1,286,259)	2,360,090	2,905,239	2,341,049

OTHER INCOME (EXPENSE)
Interest expense	(578,638)	(557,090)	(1,860,306)	(1,362,667)
Other non-operating income	627,088	797,421	1,696,944	2,389,947
Patronage dividend income	-	-	248,580	49,240
Total other income (expense)	48,450	240,331	85,218	1,076,520

INCOME (LOSS) BEFORE INCOME TAXES	(1,237,809)	2,600,421	2,990,457	3,417,569

INCOME TAX EXPENSE (BENEFIT)	-	-	300	(7,160)

NET INCOME (LOSS)	$(1,237,809)	$2,600,421	$2,990,157	$3,424,729

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$(0.04)	$0.09	$0.10	$0.11

WEIGHTED AVERAGE NUMBER OF
UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

	September 30,	September 30,
	2008	2007
OPERATING ACTIVITIES
Net income	$2,990,157	$3,424,729
Charges and credits to net income not affecting cash:
Depreciation and amortization	1,892,410	2,048,264
Gain on sale of fixed assets	(26,500)	-
Gain on equity method investments	-	(577,240)
Non-cash patronage dividends	(123,540)	(24,611)
Change in current assets and liabilities	10,594,260	(23,468,064)
NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	15,326,787	(18,596,922)

INVESTING ACTIVITIES
Proceeds from investments in cooperatives	420,120	-
Retirement of patronage dividends	376,517	27,922
Patent costs	(100,498)	(50,854)
Proceeds from sales of property and equipment	26,500	-
Purchase of property and equipment	(839,026)	(722,632)
NET CASH (USED FOR) INVESTING ACTIVITIES	(116,387)	(745,564)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	4,702,371	(74,343)
Net (payments) proceeds from seasonal borrowings	(15,389,418)	16,052,492
Distributions to members	(3,766,059)	(6,400,000)
Decrease (increase) in member loans	314,983	232,695
Proceeds from long-term debt	-	1,300,000
Principal payments on long-term debt	(1,038,086)	(75,914)
NET CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(15,176,209)	11,034,930

NET CHANGE IN CASH AND CASH EQUIVALENTS	34,191	(8,307,556)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,247	8,316,766

CASH AND CASH EQUIVALENTS, END OF PERIOD	$43,438	$9,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,758,146	$1,227,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements of and for the periods ended September 30, 2008 and 2007 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2007 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. The effects of all intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2007, included in the Company’s annual report on Form 10-K and Form 10-K/A filed with the Securities and Exchange Commission on March 31, 2008 and August 29, 2008, respectively.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the effect, if any, that the adoption of SFAS 141(R) will have on our results of operations, financial position, and the related disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 with respect to financial assets and liabilities effective January 1, 2008, as required. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the interim financial statements starting as of January 1, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial condition, or cash flow.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the effect, if any, that the adoption of SFAS 161 will have on our results of operations, financial position, and the related disclosures.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not believe that implementation of SFAS 162 will have any impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”), which requires than an insurance enterprise recognizes a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. It also requires expanded disclosures about the financial guarantee insurance contracts. Adoption of SFAS 163 is required for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk management activities, which are required the first period beginning after the issuance of Statement. Except for those disclosures, earlier adoption of SFAS 163 is not permitted. We do not believe that implementation of SFAS 163 will have any impact on the Company’s consolidated financial statements.

Reclassifications

Reclassifications have been made to the September 30, 2007 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

NOTE 2 -  INVENTORIES

	September 30,	December 31,
	2008	2007

Finished goods	$13,506,251	$(1,564,589)
Raw materials	4,728,274	35,668,135

Totals	$18,234,525	$34,103,546

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 -  NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires December 1, 2008. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. The Company may borrow up to $40,000,000. Interest accrues at a variable rate (4.50% at September 30, 2008). Advances on the revolving credit agreement are secured and limited to the Company's borrowing base, which is the amount of qualifying inventory and accounts receivable, net of accrued commodity purchases. As of September 30, 2008, the Company's borrowing base was $18.5 million. There were advances outstanding of $8,058,664 and $23,448,082 at September 30, 2008 and December 31, 2007, respectively.

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On December 31, 2007, an arbitration demand was filed against the Company with the American Arbitration Association. The plaintiffs, John Wawak, Ed Kurth, John Kurth, Rich Kurth, Ed Kurth (Executor for the Estate of Bruce Kurth), and Forrest Hickman allege that we breached a stock purchase agreement dated December 10, 2002. The stock purchase agreement relates to our purchase of a portion of the plaintiffs’ interests in USSC. SDSP had withheld approximately $1.01 million, because they believed the plaintiffs had breached warranty and indemnity provisions of the contract relating to contingent liabilities and intellectual property rights, therefore causing the Company to incur losses in the form of litigation expense and lost profits. The plaintiffs claim that they are entitled to the original payments in full under the agreement. The arbitration hearing occurred in May 2008. On August 6, 2008 the Company received the ruling from the arbitrators. The ruling stated that the Company should have only withheld $271,923 from the plaintiffs; therefore, they ordered the Company to pay the plaintiffs $740,577 plus their legal costs and other fees of $148,476 for a total of $889,053, which had not been paid as of September 30, 2008. The Company had recorded $889,053 and $621,191 in current maturities of long-term debt as of September 30, 2008 and December 31, 2007, respectively.

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited. As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003. Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of September 30, 2008 and December 31, 2007, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations. Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets. Amounts recorded as temporary equity totaled $146,491 and $1,219,402 as of September 30, 2008 and December 31, 2007, respectively, consisting of 73,750 and 604,750 Class A capital units, respectively.

NOTE 6 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, SFAS 157 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of this statement had an immaterial impact on the Company’s financial statements. SFAS 157 defines the hierarchy as follows:

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange and commodity derivative contracts listed on the Chicago Board of Trade (“CBOT”).

•
Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs, such as commodity prices using forward future prices.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•
Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2008 and December 31, 2007:

	Fair Value as of September 30, 2008
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$43,438	$-	$-	$43,438

Inventory	$291,521	$15,759,056	$-	$16,050,577

Margin deposits	$1,581,440	$-	$-	$1,581,440

The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the Chicago Board of Trade (“CBOT”). The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and nine-month periods ended September 30, 2008, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K and 10-K/A for the year ended December 31, 2007.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2007.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 28 million bushels of soybeans annually which results in the production of approximately 680 tons of high protein soybean meal and 310 million pounds of crude soybean oil. This represents approximately 1.5% of total U.S. soybean processing capacity. In addition to our processing plant, we operate a soybean oil refinery in Volga which produces partially refined soybean oil. The partially refined soybean oil is sold to soybean oil food refiners and as a feedstock to industrial applications such as plastics and biodiesel. The refining operations provide us with an alternative for the marketing of soybean oil by virtue of our ability to produce degummed oil, refined oil, refined and bleached oil and a soybean oil based polyol. Under certain market conditions, we may register and deliver warehouse receipts for crude oil according to the terms and conditions of a Chicago Board of Trade (CBOT) soybean oil futures contract. Other activities that generate income, albeit small in scale, are our investment in a soybean processing facility called Minnesota Soybean Processors (MnSP) and management and consulting agreements.

Soybean processing is basically a commodity driven business and is cyclical in nature. Our industry is dependent on the annual soybean crop production (supply side) and world economic growth (demand side for food). Soybean processing is also a highly consolidated industry with four companies in the U.S. controlling 86% of the soybean processing industry and 71% of the soybean oil refining capacity for food applications. We compete in this industry by producing high quality products and operating a highly efficient operation at the lowest possible cost.

In efforts to increase the value of the products we produce, we continue to invest in our subsidiary, Urethane Soy Systems Company (USSC), for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. USSC’s marketing effort is divided between polyurethane systems and a raw material supplier of polyol. Markets currently being served include insulation and polyester elastomers for spray applications and automotive, furniture, carpet, seating and polyurethane system houses. During the last year, USSC restructured both its sales and marketing and research and development staff. Through nine months ended September 30, 2008, USSC’s revenues increased by three fold and achieved a substantial improvement on its gross margin, though continued to operate at a loss.

We generated a net loss of $1.2 million for the quarter ended September, 2008 compared to a net profit of $2.6 million for the same period in 2007, a decrease of $3.8 million. For the nine-month period we generated a net profit of $3.0 million compared to a net profit of $3.4 million for the same period in 2007, a decrease of $0.4 million or 2.2 cents per bushel processed.  We attribute the decrease in profit to an increase in costs and expenses, particularly relating to administrative, operational and interest, offset by increases to revenues.

In terms of our outlook, due to a sharp decline in soybean prices the last few months, we expect a certain degree of market volatility over the next several months as farmers may be reluctant to sell their bean crop. As a result, we may experience an increase to our cost of beans and, therefore, lowers crush margin. In addition, biofuels and industrial utilization of food products such as corn, soybeans and other crops open up new opportunities and challenges for us and our industry. Over the last 30 years, the soybean industry has been driven by the world’s population and the capability to buy the food products produced from soybeans, meat and oil. As a result, the U.S. soybean industry experienced an average growth rate of 1.0% to 2.0% annually. Increased demand for industrial soybean oil utilization, such as for biodiesel and plastics, will likely create market distortion and volatility for us in the short-term as we search for a new balance between competing demands. Our success during this period will depend upon our ability to manage the price volatility and price relationships of soybeans and soybean products, as well as our ability to adapt to technological advances in corn and soybean germ plasma, changes in energy prices, and public policy and technological advances. These and other factors will present challenges for us in the foreseeable future.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2008 and 2007

	Quarter Ended September 30, 2008		Quarter Ended September 30, 2007
		% of		% of
	$	Revenue	$	Revenue

Revenue	$102,168,282	100.0	$60,587,433	100.0
Cost of revenues	(101,785,393)	(99.6)	(57,370,953)	(94.7)
Administrative expenses	(1,669,148)	(1.6)	(856,390)	(1.4)
Other income (expense)	48,450	0.0	240,331	0.4
Income tax (expense) benefit	—	—	—	—

Net income	$(1,237,809)	(1.2)	$2,600,421	4.3

Revenue – Revenue increased $41.6 million, or 68.6%, for the third quarter of 2008, compared to the same period in 2007. The increase in revenues is primarily due to increases in the average sales price of soybean meal and oil, as well as the volume of soybean oil sales. The average sales prices of soybean meal and oil increased 72.6% and 66.1%, respectively, in the third quarter of 2008 compared to the same period in 2007. The principal cause for this increase is an escalation in the price of crude petroleum oil and its refined products, which has been the primary driving factor for the last couple years. In addition to the increase in sales price of meal and oil, we experienced a 6.5% increase in the volume of soybean oil sales during the third quarter of 2008 compared to the same period in 2007. The increase in volume of soybean oil sales is attributed to changes in customer demand. Reduced sales volume of refined and bleached soybean oil to ACH Foods has required us to seek an expanded customer base in order to merchandise the additional oil. The needs of this new customer base, however, are expected to fluctuate dramatically in the near future as the market contends with price volatility and uncertain demand from the biodiesel industry. The increase in revenue is partially offset by a 4.5% decrease in the volume of soybeans crushed, which resulted in a decrease in sales volume of soybean meal.

Gross Profit/Loss – For the third quarter of 2008, we generated a gross profit of $0.4 million, compared to $3.2 million for the third quarter of 2007. The $2.8 million decrease in gross profit is primarily attributed to lower crush margins, a 4.5% decrease in the volume of soybeans crushed, and an increase in production costs. Due to increasing costs of commodity prices, the demand for soybean meal weakened which lowered our crush margins. In addition, our production costs increased by $1.0 million for the third quarter of 2008 compared to the same period in 2007. Approximately 37% of the production cost increase is due to increased energy costs, 29% to increased maintenance costs and 11% to increased personnel costs.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased $812,000, or 94.9%, for the third quarter of 2008, compared to the same period in 2007. Approximately 61% of this increase is due to increased legal fees, 20% to the termination of our management agreement with MnSP, and 16% to an increase in our marketing efforts associated with USSC.

Interest Expense – Interest expense increased 3.9% for the third quarter of 2008 compared to the same period in 2007. This increase is due to higher debt levels resulting from elevated soybean prices and higher accounts receivable due to elevated prices of our soy-based products. The average debt level during the third quarter of 2008 is approximately $36.8 million, compared to an average debt level of approximately $27.6 million during the same period in 2007. The increase in interest due to higher debt levels is partially offset by lower interest rates on our senior debt, where the annual interest rate on senior debt is 4.50% and 7.25% as of September 30, 2008 and 2007, respectively.

Other Non-Operating Income – Other non-operating income decreased by $170,000, or 21.4%, for the third quarter of 2008, compared to the same period in 2007. The decrease is primarily due to a decrease in earnings from our investment in MnSP. Prior to the termination of the services and management agreement with MnSP on September 1, 2007, we accounted for our investment in MnSP using the equity method. Under the equity method, our investment was adjusted to recognize our share of the earnings and losses of MnSP. Upon the termination of our services and management agreement with MnSP, we ceased using the equity method; therefore, we only recognized $46,000 (Class B Preferred dividends) in earnings from our investment in MnSP for the third quarter of 2008 compared to recognizing approximately $241,000 in earnings in the third quarter of 2007.

Net Income/Loss – The $3.8 million decrease in net income for the third quarter of 2008, compared to the same period in 2007, is primarily attributable to decreases in gross profit and other non-operating income, along with increases in administrative and interest expenses.

Comparison of the nine months ended September 30, 2008 and 2007

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
		% of		% of
	$	Revenue	$	Revenue

Revenue	$290,685,881	100.0	$172,106,203	100.0
Cost of revenues	(283,132,599)	(97.4)	(167,036,885)	(97.1)
Administrative expenses	(4,648,043)	(1.6)	(2,728,269)	(1.6)
Other income (expense)	85,218	0.0	1,076,520	0.6
Income tax (expense) benefit	(300)	0.0	7,160	0.0

Net income	$2,990,157	1.0	$3,424,729	2.0

Revenue – Revenue increased $118.6 million, or 68.9%, for the nine-month period ended September 30, 2008, compared to the same period in 2007. The increase in revenues is primarily due to increases in the average sales price of soybean meal and oil, as well as an increase in the volume of soybeans crushed. The average sales prices of soybean meal and oil increased 68.9% and 67.9%, respectively, from the nine months ended September 30, 2007 to the same period in 2008. The principal cause for this increase is an escalation in the price of crude petroleum oil and its refined products. In addition to the increase in sales price of meal and oil, we experienced a 2.4% increase in the volume of soybeans crushed during the first nine months of 2008 compared to the same period in 2007, which resulted in an increase in sales volume.

Gross Profit/Loss – For the first nine months of 2008, we generated a gross profit of $7.6 million, compared to $5.1 million for the same nine months of 2007. The $2.5 million increase in gross profit is primarily attributed to higher crush margins and a 2.4% increase in the volume of soybeans processed. This increase in gross profit is partially offset by a $1.8 million increase in production costs. Approximately 47% of the production cost increase is due to increased energy costs, 20% to increased maintenance costs and 23% to increased personnel costs.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased $1.9 million, or 70.4%, for the nine-month period ended September 30, 2008, compared to the same period in 2007. Approximately 41% of this increase is due to increased legal fees, 35% to the termination of our management agreement with MnSP, and 16% to an increase in our marketing efforts associated with USSC.

Interest Expense – Interest expense increased by $497,000, or 36.5%, for the first nine months of 2008, compared to the same period in 2007. This increase is due to higher debt levels resulting from elevated soybean prices and higher accounts receivable due to the elevated prices of our soy-based products. The average debt level during the nine-month period ended September 30, 2008 is approximately $41.2 million, compared to an average debt level of approximately $21.9 million during the same period in 2007. The increase in interest due to higher debt levels is partially offset by lower interest rates on our senior debt, where the annual interest rate on our senior debt is 4.50% and 7.25% as of September 30, 2008 and 2007, respectively.

Other Non-Operating Income – Other non-operating income decreased by $693,000, or 29.0%, for the nine-month period ended September 30, 2008, compared to the same period in 2007. The decrease is primarily due to a decrease in earnings from our investment in MnSP. Upon the termination of our services and management agreement with MnSP, we ceased using the equity method; therefore, we only recognized $46,000 (Class B Preferred dividends) in earnings from our investment in MnSP for the first nine months of 2008 compared to recognizing approximately $623,000 in earnings in the same period of 2007.

Net Income/Loss – The $435,000 decrease in net income for the nine-month period ended September 30, 2008, compared to the same period in 2007, is primarily attributable to an increase administrative and interest expenses, partially offset by higher crush margins and an increase in the volume of soybeans processed.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2008, we had working capital, defined as current assets less current liabilities, of approximately $9.5 million, compared to working capital of $9.9 million on September 30, 2007. We anticipate for the foreseeable future having sufficient cash flows from operations and our revolving debt to fund working capital, cover operating expenses and capital expenditures, and meet debt service obligations.

A summary of our cash flow from operating, investing and financing activities for each of the nine-month periods ended September 30, 2008 and 2007:

	2008	2007

Net cash provided by (used for) operating activities	$15,326,787	$(18,596,922)
Net cash (used for) investing activities	(116,387)	(745,564)
Net cash provided by (used for) financing activities	(15,176,209)	11,034,930

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

The increase in cash flows used for operating activities is primarily attributed to a net decrease in operating assets and liabilities during the nine months ended September 30, 2008 compared to the same period in 2007. The decrease in net operating assets and liabilities is caused by decreased commodity prices reflected in decreased inventories and margin deposits, partially offset by an increase in receivables and a decrease in accrued commodity purchases on September 30, 2008 compared to December 31, 2007.

Cash Flows from Investing Activity

The $629,000 decrease in cash flows used for investing activities between the nine months ended September 30, 2008 and the same period in 2007 is primarily attributed to our receipt of $420,000 in unit retains from our investment in MnSP and approximately $377,000 from the retirement of patronage dividends by CHS, Inc. In May 2006 we were required to make a unit retain investment in MnSP of approximately $420,000 after MnSP’s members voted to require members to invest $0.30 per share of Class A preferred stock. In January 2008, MnSP repaid these unit retains to us and other members.

Cash Flows from Financing Activity

The decrease in cash flows from financing activities between the nine months ended September 30, 2008 and the same period in 2007 is principally due to a $33.7 million decrease in seasonal and long-term borrowings, partially offset by a $2.6 million decrease in distributions paid to members. During the first nine months of 2008, we distributed approximately $3.8 million to our members, compared to a distribution of $6.4 million in 2007 which was our largest in history.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $11.9 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line reduces by $1.3 million every six months until maturity on March 20, 2013, except the reduction was waived by CoBank for September 2007 and March 2008. Beginning in September 2008, the reduction continued and payments are required if our principal balance outstanding exceeds our then available credit line. The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $11.9 million and $13.2 million as of September 30, 2008 and 2007, respectively.

The second credit line is a revolving working capital loan that matures on December 1, 2008. The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $40 million, but advances are limited to our borrowing base which is the amount of qualifying inventory and accounts receivable, net of accrued commodity purchases. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance on the working capital loan is approximately $8.1 million as of September 30, 2008, compared to $16.1 million as of September 30, 2007, and our borrowing base is $18.5 million as of September 30, 2008.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on both the revolving term and working capital loans is 4.50% and 7.25% as of September 30, 2008 and 2007, respectively. Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. We were in compliance with all covenants and conditions with CoBank as of September 30, 2008 and as of the date of this filing.

We also have other long-term contracts and notes totaling approximately $1.1 million, with a weighted average annual interest rate of 3.3% as of September 30, 2008. These arrangements include a no interest $889,000 long-term note payable to former USSC shareholders following the purchase of their tendered shares. The obligation is secured by the purchased shares. We made principal payments of $5,000 and $76,000 on these additional long-term obligations during the nine months ended September 30, 2008 and 2007, respectively.

We had anticipated that our indebtedness was to increase in the fourth quarter of 2008, but we decided recently to forego making improvements to the railway infrastructure near our facility. On March 6, 2007, we became a guarantor of a $1.81 million loan between State of South Dakota Department of Transportation and the Brookings County (South Dakota) Regional Railway Authority. The State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railroad Authority a total sum of $1.81 million for purposes of making improvements to the railway infrastructure near our facility. In consideration of the loan, we agreed to guarantee to the State of South Dakota Department of Transportation the full loan amount, plus interest, as well as assume the payment obligations under the loan starting in October 2008. However, after not commencing construction on the improvements by November 1, 2008, both our obligations under the guaranty and payment under the loan were terminated.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Guaranty

As of September 30, 2008, we acted as a guarantor under a loan. Beginning on March 6, 2007, we became a guarantor of a loan between State of South Dakota Department of Transportation and the Brookings County (South Dakota) Regional Railway Authority. On March 6, 2007, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railroad Authority a total sum of $1.81 million for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga. In consideration of this loan, we agreed to guarantee to the State of South Dakota Department of Transportation the full loan amount, plus interest. In addition, this guaranty was expected to become a direct obligation of ours in October 2008. However, after recently deciding to forego making improvements to the railway infrastructure, our obligations under the guaranty and loan were terminated effective November 1, 2008.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital and AIG Rail Services for hopper rail cars and oil tank cars. The total lease expense under these arrangements was approximately $1.5 million for the nine-month periods ending September 30, 2008 and 2007. The hopper rail cars earn mileage credit from the railroad through a sublease program which totaled $1.2 and $1.1 million for the nine-month periods ending September 30, 2008 and 2007, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements was $176,000 and $89,000 for the nine-month periods ending September 30, 2008 and 2007, respectively. Some of our leases include purchase options; however, none are for a value less than fair market value at the end of the lease.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the effect, if any, that the adoption of SFAS 141(R) will have on our results of operations, financial position, and the related disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS 157 with respect to financial assets and liabilities effective January 1, 2008, as required. In February 2008, the FASB issued Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral of the effective date of SFAS 157 for non-financial assets and liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted the provisions of SFAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of June 30, 2008. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations, financial condition, or cash flow.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are evaluating the effect, if any, that the adoption of SFAS 161 will have on our results of operations, financial position, and the related disclosures.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not believe that implementation of SFAS 162 will have any impact on our consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”), which requires than an insurance enterprise recognizes a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. It also requires expanded disclosures about the financial guarantee insurance contracts. Adoption of SFAS 163 is required for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk management activities, which are required the first period beginning after the issuance of the Statement. Except for those disclosures, earlier adoption of SFAS 163 is not permitted. We do not believe that implementation of SFAS 163 will have any impact on our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 31, 2007, an arbitration demand was filed against us with the American Arbitration Association. The plaintiffs, John Wawak, Ed Kurth, John Kurth, Rich Kurth, Ed Kurth (Executor for the Estate of Bruce Kurth), and Forrest Hickman, allege that we breached a stock purchase agreement dated December 10, 2002. The stock purchase agreements relate to our purchase of a portion of the plaintiffs’ interests in our majority-owned subsidiary, USSC. We had withheld approximately $1.01 million, because we believe the plaintiffs breached warranty and indemnity provisions of the contract relating to contingent liabilities and intellectual property rights, therefore causing us to incur losses in the form of litigation expense and lost profits. The plaintiffs claimed that they were entitled to the original payments in full under the agreement. The arbitration hearing occurred in May 2008. On August 6, 2008 we received the ruling from the arbitrators. The ruling stated that we should have only withheld $271,923 from the plaintiffs; therefore, they ordered us to pay the plaintiffs $740,577 plus the plaintiffs’ legal costs and other fees of $148,476 for a total of $889,053, which had not been paid as of September 30, 2008. We have recorded $889,053 and $621,191 in long-term debt as of September 30, 2008 and December 31, 2007, respectively.

Item 1A. Risk Factors.

During the quarter ended September 30, 2008, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2007 Annual Report on Form 10-K.

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

Dated: November 14, 2008
	By	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amendment to Master Loan Agreement and Revolving Credit Supplement dated September 22, 2008
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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