Form 10-K
period 2008-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2009-03-31
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2008 was approximately $37,646,400. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Information Statement for 2009 Annual Meeting of Members.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports issued by South Dakota Soybean Processors, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report.  Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report. As stated elsewhere in this report such factors include, among others:

•	Changes in the weather or general economic conditions impacting the availability and price of soybeans and natural gas;

•	Changes in business strategy, capital improvements or development plans;

•	Changes in the availability of credit and interest rates;

•	Damage to or loss of our facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	Fluctuations in petroleum prices;

•	The availability of additional capital to support capital improvements, development and projects;

•	Changes in perception of food quality and safety; and

•	Other factors discussed under the item below entitled “Risk Factors.”

We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART I

Item 1.   Business.

Overview

South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant, a soybean oil refinery, and a bio-based polyurethane production facility in Volga, South Dakota. We are owned by 2,201 members who principally reside in South Dakota and neighboring states.

Our core business consists of processing locally grown soybeans into soybean meal and soybean oil. Approximately 80% of a bushel of soybeans (60 pounds) is processed into soybean meal or hulls, and the remaining 20% is extracted as oil. We sell the soybean meal primarily to resellers, feed mills, and livestock producers as livestock feed. We market and sell multiple grades of soybean oil – crude, refined, and a soy-based polyol.  Crude and refined soybean oil are marketed and sold to the food, biodiesel and chemical industries.  Our soy-based polyol, Soyol®, and its resin systems, are sold to the polyurethane industry.  Under certain market conditions, we may register and deliver warehouse receipts for crude oil according to the terms and conditions of a CBOT soybean oil futures contract.

We strive to maintain a competitive position in the marketplace by producing high quality products, operating a highly efficient operation at the lowest possible cost, and adding value to our core products to capture larger margins. We continue to search for ways to improve our efficiencies by analyzing new methods of vertical integration, adding value to our products by investing in further processing of our products, and reviewing new applications for our products in the plastics and energy fields. While it is our objective to maximize the issuance of cash distributions to our members from profits generated through operations, we recognize the need to maintain our financial strength by reinvesting for our future.

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

We began producing crude soybean oil, soybean meal and soybean hulls in late 1996. Since then we have made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we became the majority owner and assumed management control of Urethane Soy Systems Company (USSC), a company to which we sell refined oil and Soyol®, which, in turn, sells such products and Soyol®-based polyurethane products to its customers.  We currently hold a 91.6% equity interest in USSC.

Industry Information

The soybean processing industry converts soybeans into soybean meal, soybean hulls and soybean oil. A bushel of soybeans typically yields approximately 44 pounds of meal and 11 pounds of crude oil when processed.  While the meal and hulls are mostly consumed by animals, food ingredients are the primary end use for the oil. Crude soybean oil is generally refined for use as salad and cooking oil, baking and frying fat, and to a more limited extent, for industrial uses. Increasingly, the sale of soybean oil for human consumption is impacted by the regulation of trans-fat, an ingredient in soybean oil. In 2006, for example, the U.S. Food and Drug Administration introduced labeling rules which require food processors to disclose levels of trans-fatty acids contained in their products. In addition, various local governments in the U.S. have enacted, or are considering enacting, restrictions on the use of trans-fats in restaurants. Because of this, many food manufacturers have reduced the amount of hydrogenated soybean oil they include in their products or switched to other oils containing lower amounts of trans-fat.

Soybean production is concentrated in the central U.S., Brazil, Argentina and China. In the 2008 harvest season, the U.S. produced approximately 2.96 billion bushels of soybeans or approximately 35% of estimated world production. The USDA estimates that approximately 60% of soybeans produced in the U.S. are processed domestically, 38% are exported as whole soybeans, and 2% are retained for seed and residual use. Historically, there has been adequate soybean production in the upper Midwest to supply the local soybean processing industry. In 2008, for example, farm producers in South Dakota produced 138 million bushels of soybeans, compared to the top five states which produced the following:

State	Production (bushels)
Iowa	444 Million
Illinois	427 Million
Minnesota	264 Million
Indiana	244 Million
Nebraska	225 Million

Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Poultry and swine dominate soybean meal consumption in the U.S. On average, exports of soybean meal account for 15% to 20% of total production.

Soybean oil refineries are generally located close to processing plants. Oil is shipped throughout the U.S. and for export. Approximately 85% of domestic oil production is used in food applications and 15% in industrial applications.

Soybean crushing and refining margins are cyclical, characteristic of a mature, competitive industry. While the price of soybeans may fluctuate substantially from year to year, the prices of meal and oil generally track that of soybeans, although not necessarily on a one-for-one basis; therefore, margins can be variable.

The soybean industry continues diligently to introduce soy products as bio-based substitutes for various petroleum-based products. Such products include biodiesel, soy ink, lubricants, candles and plastics. Until recently, biodiesel, a substitute for standard, petroleum-based diesel fuel, experienced steady growth in the U.S. This growth, however, has slowed down precipitously due to prevailing market conditions, namely an overcapacity in the industry, price volatility in the petroleum oil market, and high and volatile input costs such as refined soybean oil.

Products & Services

Soybean Processing

We process soybeans at our crushing plant to extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of a soybean bushel is processed and sold as soybean meal or hulls. The remaining percentage of the soybean is extracted as crude soybean oil.  In addition to crude soybean oil, we have the capability at our facility in Volga, South Dakota, to process our crude oil into refined oil and a soy-based polyol.

For fiscal years ended December 31, 2008, 2007 and 2006, revenue from the sale of soybean meal, hulls, crude oil, and refined oil was approximately 99.2%, 99.2% and 99.8%, of total revenues, respectively.

Polyurethane

We produce a bio-based polyol called Soyol® which is used in industrial applications for the polyurethane industry.  Soyol® is made from specially refined crude soybean oil, and is a key chemical compound that, upon reaction with other ingredients, forms polyurethane plastics. Soyol® is a renewable replacement for petrochemical based polyols. Polyurethanes are used in a variety of products such as insulation in buildings and appliances; seating; carpet backing and padding; shoe soles; roof coatings; mattresses and pillows; rigid panels; and bumpers and interiors in cars, tractors and trucks. We sell Soyol® to USSC which, in turn, markets and sells to its customers Soyol® and polyurethane resin systems incorporating Soyol®.  Our resin systems include a spray-on insulation product called SoyTherm™ and a spray-based coating product for various applications (such as bedliners) called BioTuff™.  While our primary marketing focus has been with these spray applications, we began marketing systems to the original equipment manufacturers (“OEM”) in the last quarter of 2008.  In addition, Ford Motor Company, in partnership with Lear Corporation, began incorporating Soyol into the seat cushions of the Ford Mustang in 2007.

Soyol® and Soyol®-based resin systems are relatively new in the market, having undergone significant research and development in recent years.  We have made progress in the marketing and sales areas as our revenues from polyurethane sales have increased five-fold since 2006. For fiscal years ended December 31, 2008, 2007 and 2006, our revenues from the sale of Soyol® and Soyol® based resin systems were approximately 0.7%, 0.4%, and 0.2% of total revenues, respectively.

We have exclusive rights to supply Soyol® to USSC until 2014 and have agreed not to sell it to any other company in the plastics industry.

Raw Materials and Suppliers

We procure soybeans from local soybean producers and elevators. In 2008, soybean production in South Dakota was approximately 138 million bushels, compared to 133.5 million bushels in 2007 and 130.9 million bushels in 2006. Of this amount, we processed 26.5 million bushels of soybeans in 2008, compared to 26.6 million bushels in 2007 and 27.8 million bushels in 2006. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to the soybean supply include weather, changes in government programs, and competition from other processors and export markets. Our refining plant received the substantial majority of crude soybean oil supply from our crushing plant.

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

Employees

We currently employ approximately 100 individuals, all but 12 of whom are full-time. We have no unions or other collective bargaining agreements.

Sales, Marketing and Customers

Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. Our meal market is local (typically within 200 miles of our Volga facility), Western U.S., and Canada. Two significant meal customers are Commodity Specialists Company and Archer Daniels Midland Company (ADM), where facilities from Minneapolis, Minnesota, and Mankato, Minnesota, respectively, receive our product. Prior to August 2008, our primary refined oil market was an ACH Food Companies Inc. facility in Illinois and biodiesel production companies located throughout the U.S. However, due to a joint venture agreement recently entered into between ACH and ADM, and as a result of prevailing market conditions in the biodiesel industry, we anticipate that sales of refined oil will materially decrease in 2009. Correspondingly with and supplementing the decrease in refined oil sales, we anticipate that sales of crude oil in 2009 will increase. Typically, we receive a lower price from the sale of crude oil, but the lower price is generally offset by lower production costs compared to refined oil. Over half of our products are shipped by rail, the service of which is provided by the Dakota, Minnesota and Eastern (DM&E) rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP) rail lines. The table presented below represents the percentage of sales by quantity of product sold within various markets for 2008.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil

Local	46%	14%	8%
Other U.S. States	10%	84%	92%
Export	44%	2%	—%

All of our operations are domiciled in the U.S.  All of the products sold to our customers for fiscal years 2008, 2007 and 2006 were produced in the U.S., and all of our long-lived assets are domiciled in the U.S. In addition, 92% of total revenues in 2008 were derived from sales to customers in the U.S., and 8% was derived from sales to customers in Canada.

Dependence upon a Single Customer

Historically, we have been substantially dependent upon three customers for the purchase of our soybean meal and refined oil products. With respect to refined oil, we have sold a majority of our refined soybean oil to ACH Food Companies, Inc., under the terms of a supply agreement.  This agreement was terminated in August 2008 but we continue to make sales to ACH on a bid-like basis.  Due to a joint venture agreement recently entered into between ACH and ADM, however, we anticipate that our sales of refined oil to ACH and/or ADM will decrease materially in 2009, which will cause us to increase our sales of crude oil.  In addition, we sell a significant amount of our soybean meal to Commodity Specialists Company and ADM in Minneapolis, Minnesota, and Mankato, Minnesota, respectively.

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

We are one of two soybean processing plants in South Dakota. The other processing plant in South Dakota is a start-up company located in Miller, South Dakota, approximately 100 miles from our facility. This plant commenced crushing operations in October 2008 and plans to process 4.1 million bushels of soybeans annually. We believe that our processing facility represents approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.5% in the U.S. We plan to maintain our competitive position in the market by producing high quality products and operating a highly efficient operation at the lowest possible cost, and adding value to our products. We plan to increase our cost efficiency by adding value to our products by investing in further processing of our products, and developing and reviewing new applications for our products in the plastics and energy fields.

According to the American Chemistry Council’s “2006 End Use Market Survey on the Polyurethanes Industry,” the primary competitors in soy-based polyols are Biobased Technology, Dow Chemical Co., and Cargill Inc.  In addition, USSC faces strong competition from suppliers in the polyurethane NAFTA market, specifically from BASF, Bayer, Dow Chemical and Huntsman, each of which has significantly greater resources than we or USSC.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to the Securities Exchange Act of 1934, as amended, are filed with the SEC.  Such reports and other information filed by us with the SEC are available on the SEC website (www.sec.gov). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Our website is at www.sdsbp.com.

Item 1A.   Risk Factors.

Risks Relating to Operations

Our revenues and operating results could be adversely affected by changes in commodity prices.  Our revenues, earnings and cash flows are affected by market prices for commodities such as crude oil, natural gas, and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. In addition, we are exposed to the risk of nonperformance by counterparties to contracts. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than the current market prices.

A national economic slowdown and turmoil in the financial markets could adversely affect our business and operating results. The level of demand for our products is affected by national economic conditions, particularly as it relates to the agriculture market.  A significant slowdown in national growth may lead to reduced demand for agricultural commodities, which could adversely affect our business and results of operations. Additionally, the ongoing national financial crisis, deterioration in national economic conditions and severe tightening in the credit markets may adversely affect the financial viability of our customers, suppliers and other counterparties, which may negatively impact our financial condition.

We may find it more difficult to obtain in 2009 an adequate supply of soybeans at reasonable prices if the price of soybeans remains low. Since the beginning of the fourth quarter 2008, the price of commodities has decreased due to various factors including a slowing national economy, decreases in crude oil prices, and supply and demand.  As a result of decreased prices, our suppliers of soybeans may be more reluctant to sell soybeans for our operations, instead waiting for more attractive prices before selling. The combination of tight supplies, and potential price volatility in the soybean market, may adversely affect our margins and, therefore, our results of operations in the future.

Our operating results could suffer if we are unable to find new customers for our oil. Our supply agreement with ACH Food Companies, Inc., a customer that historically has purchased the majority of our refined oil, terminated in August 2008. While we continue to make sales to ACH, our future relationship with and sales to ACH is uncertain at this time.  In January 2009, ACH announced a joint venture agreement with ADM; which we anticipate will cause a decrease in future sales of refined oil to ACH.  As a result, we may need to find new customers for our soybean oil to replace the product sold to ACH. Besides sales to ACH and other companies in the food industry, we have historically sold our refined oil product to the biodiesel industry. More recently the biodiesel industry has been adversely affected by the national economic slowdown, which has made it more difficult for us to sell our refined oil to this industry. Therefore, we may experience difficulty selling our oil, or it may be necessary to sell our oil at discounted prices in the future. Alternatively, in lieu of selling refined oil, we may need to sell additional crude oil to customers all of which could affect our results of operations.

Our operating results could suffer if we are unable to find additional customers for our soybean meal. Commodity Specialist Corporation and ADM purchase a large percentage of the soybean meal produced at our facility.  If either of these companies fail to fulfill the contractual terms to purchase or are not in the financial position to purchase our products in the future, we would be forced to seek other arrangements to sell our products. There are no assurances, however, that any new arrangement would achieve results comparable to those achieved by these two companies.

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

It may become more difficult to sell our soybean oil for human consumption.  In 2006, new U.S. Food and Drug Administration labeling rules took effect which requires food processors to disclose levels of trans-fatty acids contained in their products. In addition, various local governments in the U.S. are considering, and some have enacted, restrictions on the use of trans-fats in restaurants. Several food processors have either switched or indicated an intention to switch to edible oil products with lower levels of trans-fatty acids.  Because processing soybean oil, particularly hydrogenation, creates trans-fat, it may be more difficult to sell our oil to customers engaged in the food industry which could adversely affect our revenues and profits.

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

We have made significant investments in USSC, which has a history of operating losses. We are the majority owner of USSC, a company engaged primarily in research and development of Soyol® and Soyol® based resin systems. To date, USSC has generated limited revenues and significant losses. If USSC continues to be unprofitable, our operations overall will be adversely affected, consequently diminishing our earnings and the value of our investment in USSC. The ability to commercialize Soyol® depends upon, among other things, the performance of the product as compared to alternative polyols, successful completion of ongoing development activities, the ability to market the product, and the relative cost to the customer of Soyol® as compared to alternative polyols.  If Soyol® is not successfully commercialized and fails to achieve market acceptance, USSC will likely not achieve or sustain profitable operations and we may be required to abandon or reduce our investment in USSC.

The success of our ownership in USSC is dependent upon market acceptance of Soyol®. USSC’s future success, if any, is significantly dependent on the acceptance of Soyol® in the markets to which Soyol® is targeted.  Since the introduction of Soyol® in 1998, USSC has had limited success in marketing to manufacturers the use of Soyol® as a replacement for petroleum-based polyols. Common acceptance of USSC’s technology is dependent upon among other things, the ease of use, reliability, price and increased consumer demand for bio-based products. Even if the advantages of Soyol® are established, we are unable to predict how quickly, if ever, Soyol® will be generally accepted by manufacturers as a substitute for petroleum-based polyols.

We are dependent on our management and other key personnel, and loss of their services may adversely affect our business. Our success and business strategy is dependent in large part on our ability to attract and retain key management and operating personnel. This can present particular challenges for us because we operate in a specialized industry and because our business is located in a rural area. Such individuals are in high demand and are often subject to competing employment offers in the agricultural value-added industries. In particular, our success is dependent on our ability to retain the services of Mr. Christianson, our CEO, and Mr. Kersting, our Commercial Manager. The loss of the services of Messrs. Christianson or Kersting or the failure of such individuals to perform their job functions in a satisfactory manner would have a material adverse effect on our business operations and prospects.

Risks Relating to Industry

We operate in an intensely competitive industry and we may not be able to continue to compete effectively. We may not be able to continue to successfully penetrate the markets for our products. The soybean processing business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the products we sell. We compete with other soybean processors such as Archer-Daniels Midland (ADM), Cargill, Bunge, and Ag Processing (AGP), among others, all of which are capable of producing significantly greater quantities of soybean products than we do, and may achieve higher operating efficiencies and lower costs due to their scale.  In addition, we compete with companies who use petroleum based polyols in the polyurethane product manufacturing process, including BASF, Bayer, Dow Chemical, and Huntsman. We also face competition with companies who are using soy-based polyol technologies in the polyurethane industry including Biobased Technology, Dow Chemical, and Cargill. The major companies have longer operating histories, greater name recognition, larger customer bases and greater financial, marketing and public relations resources, which may make it difficult for us to enter the market and become profitable in our sale of Soyol® and Soyol®-based resin systems.

The detection and spread of the Avian Flu virus into the U.S. could adversely affect our sales of soybean meal. The spread of the Avian Flu virus, otherwise known as the “bird flu virus,” has adversely affected the poultry industries globally, particularly in Asia, the Middle East and Europe. In effort to combat the virus, several countries over the years have exterminated large quantities of poultry, which has reduced the demand for poultry in these countries. While the virus has not been detected in the U.S., many experts continue to predict that the virus will eventually appear. If it does appear, the supply and demand for poultry is likely to decline in the U.S. Because soybean meal is a major feed product for the poultry industry, any significant decline in the supply and demand for poultry in the U.S. could adversely affect the demand for soybean meal.  As a result of the detection and spread of this virus, our sales of soybean meal and financial operations could be adversely affected.

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

Because soybean processing and refining is energy intensive, our business will be materially harmed if natural gas and electricity prices increase substantially. Historically, natural gas prices have fluctuated significantly. Any significant increase in the price of natural gas or electricity will increase our energy costs and therefore harm our business.

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

Increases in the production of soybean meal or oil could result in lower prices for soybean meal or oil and have other adverse effects. Existing soybean processing and refining plants could construct additions to increase their production and new soybean processing and refining plants could be constructed as well. If there is not a corresponding increase in the demand for soybean meal and oil or if the increased demand is not significant, the increased production of soybean meal and oil may lead to lower prices for soybean meal and oil. The increased production of soybean meal and oil could have other adverse effects as well. For example, the increased production of soybean meal and oil could result in increased demand for soybeans which could in turn lead to higher prices for soybeans, resulting in higher costs of production and lower profits if we are not able to lock in satisfactory margins on future soybean purchases and soybean meal and oil sales.

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

Although our production of soybean meal and oil is not directly regulated by the Food & Drug Administration, we must comply with the FDA’s content and labeling requirements, which are monitored at our customers’ facilities. Failure to comply with these requirements could result in fines, liability to our customers or other consequences that could increase our operating costs and reduce profits. In addition, changes to the FDA’s rules or regulations could be adopted that would increase our operating costs and expenses, or require capital investment.

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

On January 31, 2007, we were named as a defendant in a lawsuit filed in the U.S. District Court for the District of Minnesota, along with other individual defendants, including our chief executive officer, Rodney Christianson, commercial manager, Tom Kersting, and Board member, Dan Feige, and former board member, Rodney Skalbeck. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that we breached a heads of agreement with Transocean dated April 28, 2006.  The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by us and Transocean as shareholders. Transocean alleges that the individual defendants breached fiduciary duties to High Plains Biofuels. Transocean is currently seeking restitution damages, the value of which is uncertain and disputed at this time.  Based upon our investigation of the facts surrounding the case, we believe that Transocean’s allegations are meritless, and we are vigorously defending the action. We filed answers to Transocean’s complaint on September 17, 2007 and amended complaint on February 7, 2008. We also filed a motion for summary judgment on January 15, 2009, and oral arguments are scheduled for May 20, 2009.  We cannot provide, however, any assurance that we will be successful in disposing of the case or that any costs of settlement or damages would not be material if we are unable to get the case dismissed.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter ending December 31, 2008.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2009, the total number of capital units outstanding is 30,419,000, all of which is owned and held by 2,201 members.

Trading Activity

Our capital units are not traded on an established trading market such as a stock exchange or The NASDAQ Stock Market.  Rather, our capital units are traded on a “qualified matching service” as defined by the publicly-traded partnership rules of the federal tax code. Under the qualified matching service, interested buyers and sellers of our capital units are matched on the basis of rules and conditions set forth by the federal tax code, and all trades are subject to final approval by our board of managers. Our qualified matching service is operated through Variable Investment Advisors, Inc., of Sioux Falls, South Dakota, a registered broker-dealer operating a registered Alternative Trading System with the SEC.  The following table contains historical information by quarter for the past two years regarding the trading of capital units through the qualified matching service:

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Traded
First Quarter 2007	$1.45	$1.50	$1.47	120,000
Second Quarter 2007	$1.40	$1.60	$1.52	70,500
Third Quarter 2007	$1.25	$1.40	$1.33	39,000
Fourth Quarter 2007	$1.16	$1.35	$1.25	51,500
First Quarter 2008	$1.30	$1.40	$1.38	151,000
Second Quarter 2008	$1.28	$1.35	$1.32	47,250
Third Quarter 2008	$1.20	$1.26	$1.22	52,000
Fourth Quarter 2008	$0.95	$1.10	$0.97	8,750

(1)	The rules under our qualified matching service prohibit firm bids; therefore, the prices reflect actual sales.

There were no issuer purchases of equity securities during the fourth quarter ending December 31, 2008.

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

Distributions

In 2007, we paid a cash distribution to our members of $6.4 million (approximately 21.0¢ per capital unit). In 2008, we paid a cash distribution of approximately $3.8 million.  In accordance with our operating agreement and distribution policy, the distributions were issued to our members as well as to eligible persons of our predecessor cooperative who were subject to patronage retainage through written notices of allocation.

Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement. In addition, distributions are subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements for the year ended December 31, 2008 included in Item 8 of this report were audited by Eide Bailly LLP.  The financial statements for the years ended December 31, 2007 and 2006 included in Item 8 of this report were audited by Gordon, Hughes & Banks, LLP.

	2008	2007	2006	2005	2004

Bushels Processed	26,470,827	26,649,061	27,775,724	28,003,640	26,823,093

Statement of Operations Data:
Revenues	$360,114,676	$247,741,767	$212,721,926	$210,370,966	$238,211,056
Costs & Expenses:
Cost of goods sold	(350,920,031)	(240,701,417)	(203,525,766)	(209,992,802)	(232,703,866)
Marketing & Admin Expense	(6,041,727)	(3,938,405)	(3,487,773)	(3,826,823)	(4,476,511)
Operating Profit (Loss)	3,152,918	3,101,945	5,708,387	(3,448,659)	1,030,679
Non-Operating Income	2,664,524	3,157,147	2,574,350	840,489	408,022
Interest Expense	(2,331,105)	(2,105,676)	(629,070)	(1,400,403)	(1,425,849)
Income Tax Expense	(300)	7,160	(2,308)	—	(1,032)
Minority Interest in Loss of Subsidiary	—	—	—	368,403	676,792
Net Income (Loss)	$3,486,037	$4,160,576	$7,651,359	$(3,640,170)	$688,612

Weighted Average Capital Units Outstanding	30,419,000	30,419,000	30,419,000	29,758,885	28,250,139
Net Income (Loss) per Capital Unit	$0.115	$0.137	$0.252	$(0.122)	$0.024

Balance Sheet Data:
Working Capital	$10,364,338	$11,624,347	$11,951,704	$5,599,709	$(2,865,135)
Net Property, Plant & Equipment	23,305,443	24,267,041	25,526,402	27,756,941	30,130,219
Total Assets	79,265,714	102,362,137	82,070,372	73,630,296	72,499,888
Long-Term Obligations	9,407,405	12,022,549	12,007,955	14,712,635	9,115,496
Members’ Equity	38,107,808	38,383,991	40,409,808	32,768,497	32,122,573

Other Data:
Capital Expenditures	$1,121,806	$1,002,652	$660,397	$600,739	$1,209,852

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Executive Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 27 million bushels of soybeans annually to produce approximately 680 tons of high protein soybean meal and 310 million pounds of crude soybean oil. Our production represents approximately 1.5% of the total soybean processing capacity in the United States. In addition to our processing plant, we operate a soybean oil refinery in Volga where we produce partially refined soybean oil. The partially refined soybean oil is sold to customers in the food, chemical and industrial sectors. Under certain market conditions we may issue warehouse receipts for crude oil according to the terms and conditions of the CBOT soybean oil contract.  Other activities that generate income are our investment in Minnesota Soybean Processors (MnSP), Brewster, Minnesota, and management and consulting agreements.

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

In efforts to increase the value of the products we produce, we continue to invest in our subsidiary, USSC, for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. USSC’s technical staff and research lab facilities are located in Volga. USSC’s marketing focus in 2008 included the spray applications for insulation, auto industry, carpet rebound and padding, and polyurethane system houses. Ford Motor and Lear Corporation launched in the 2008 Ford Mustang the first soy-based seating in the auto industry with USSC’s Soyol®. In the fourth quarter of 2008, USSC reorganized its sales staff to concentrate its sales of soy-based polyurethane systems to the original equipment manufacturer market.

We generated a net profit of $3.5 million for 2008 compared to a profit of $4.2 million for the same period in 2007, a decrease of $0.7 million, or $0.024 per bushel processed.  We attribute the decrease to an increase in operating, administrative and interest expenses from 2007 to 2008.

We anticipate in 2009 a lower than average profit compared to past years. Factors contributing to this include reduced demand for our products due to declining world economic activity, future uncertainty in the biofuels industry, the global financial crisis in the financial markets, and continued investment in USSC to cover expenses.  Another key contributing factor is higher soybean prices caused by reduced supply. Higher soybean and commodity prices in general are expected in 2009 because of a 40-50% drop in commodity prices since the summer of 2008, which has caused and is causing our soybean suppliers to become reluctant sellers to us. Moreover, the USDA is projecting a low soybean carryout for 2008-2009 at 200 million bushels. Tight supplies, combined with a return of price volatility in the soybean and petroleum markets, could make for a difficult year in 2009, particularly the first four months. An effective use of risk management and operating prudently will be our best tools for handling these challenges.

Results of Operations

Comparison of Years Ended December 31, 2008 and 2007

	Year Ended December 31, 2008		Year Ended December 31, 2007
	$	% of Revenue	$	% of Revenue

Revenue	$360,114,676	100.0	$247,741,767	100.0
Cost of revenues	(350,920,031)	(97.4)	(240,701,417)	(97.1)
Operating expenses	(6,041,727)	(1.7)	(3,938,405)	(1.6)
Other income (expense)	333,419	0.1	1,051,471	0.4
Income tax expense	(300)	0.0	7,160	0.0

Net income (loss)	$3,486,037	1.0	$4,160,576	1.7

Revenue – Revenue increased $112.4 million, or 45.4%, for the year ended December 31, 2008 compared to the same period in 2007.  The increase in revenues is primarily due to increases in the average sales price of soybean meal and oil.  The average sales prices of soybean meal and oil increased 47.3% and 51.9% in 2008 compared to 2007, respectively.  The principal cause for this increase is an increase in the price of crude petroleum oil and its refined products, which has become the primary driving factor of soymeal and oil prices over the last couple years.  The increase in revenue is partially offset by a 0.7% decrease in the volume of soybeans crushed, which resulted in a decrease in sales volume of soybean meal.

Gross Profit/Loss – For the year ended December 31, 2008, we generated a gross profit of $9.2 million compared to $7.0 million for the year ended December 31, 2007.  The $2.2 million increase in gross profit is primarily attributed to higher crush margins.  This increase in gross profit is partially offset by a $2.0 million increase in production costs.  Of the production costs, approximately 48% is due to increased energy costs, 25% to increased personnel costs and 23% to increased maintenance costs.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, increased $2.1 million, or 53.4%, for the year ended December 31, 2008 compared to 2007.  Approximately 40% of this increase is due to increased legal fees, 32% to the termination of our management agreement with MnSP, and 17% to an increase in our marketing efforts associated with USSC.

Interest Expense – Interest expense increased by $225,000, or 10.7%, during 2008 compared to the same period in 2007.  This increase is due to higher debt levels resulting from elevated soybean prices and higher accounts receivable due to the elevated prices of our soy-based products.  The average debt level during the year ended December 31, 2008 is approximately $33.9 million, compared to an average debt level of approximately $25.5 million during the same period in 2007. The increase in interest expense due to higher debt levels is partially offset by lower interest rates on our senior debt, where the annual interest rate is 3.50% and 6.75% as of December 31, 2008 and 2007, respectively.

Other Non-Operating Income – Other non-operating income decreased by $692,000, or 22.3%, for the year ended December 31, 2008 compared to the same period in 2007.  The decrease is primarily due to a decrease in earnings from our investment in MnSP.  Upon the termination of our services and management agreement with MnSP, we ceased using the equity method to account for our investment.  Therefore, we only recognized $46,000 (Class B Preferred dividends) in earnings from our investment in MnSP for 2008, compared to recognizing approximately $623,000 in earnings in the same period of 2007.

Net Income/Loss – The $675,000 decrease in net income during the year ended December 31, 2008 compared to 2007, is primarily attributable to an increase in administrative and interest expenses, offset in part by higher crush margins.

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

Other Non-Operating Income – Other non-operating income increased by $682,000, or 28.1%, for the year ended December 31, 2007 compared to the same period in 2006.  The increase was primarily due to a $775,000 increase in oil storage income, offset partially by a $99,000 decrease in earnings on our investment in MnSP.  Prior to the termination of the services and management agreement with MnSP on September 1, 2007, we accounted for our investment in MnSP using the equity method.  Under the equity method, our investment was adjusted annually to recognize our share of the earnings and losses of MnSP.  But upon the termination of our services and management agreement with MnSP, we ceased using the equity method and thus made no earnings adjustment for the last four months of 2007.

Net Income/Loss – The $3.5 million decrease in net income during the year ended December 31, 2007 compared to 2006, is primarily attributable to, a decrease in gross profit and an increase in interest expense, offset by an increase in other non-operating income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness”. On December 31, 2008, we had working capital, defined as current assets less current liabilities, of approximately $10.4 million and a current ratio, defined as current assets divided by current liabilities of 1.3 to 1, compared to working capital of $11.6 million and a current ratio of 1.2 to 1 on December 31, 2007.

Comparison of the years ended December 31, 2008 and 2007

	2008	2007

Net cash from (used for) operating activities	$30,670,314	$(23,204,972)
Net cash from (used for) investing activities	(413,746)	(1,067,681)
Net cash from (used for) financing activities	(30,256,483)	15,965,134

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

The increase in cash flows used for operating activities is primarily attributed to a net decrease in operating assets and liabilities during the year ended December 31, 2008 compared to the same period in 2007.  The decrease in net operating assets and liabilities is caused by a decrease in commodity prices which generated a decrease in inventories, accounts receivable and margin deposits, as well as increase in accrued commodity purchases on December 31, 2008 compared to December 31, 2007.

Cash Flows from Investing Activity

The decrease in cash used for investing activities between 2008 and 2007 is primarily attributed to our receipt of $420,000 in unit retains from our investment in MnSP and approximately $377,000 from the retirement of patronage dividends by CHS, Inc.  In May 2006 we were required to make a unit retain investment in MnSP of approximately $420,000 after MnSP’s members voted to require members to invest $0.30 per share of Class A preferred stock. In January 2008, MnSP repaid these unit retains to us and other members.

Cash Flows from Financing Activity

The decrease in cash flows from financing activities between the years ended December 31, 2008 and 2007 is principally due to a $52.8 million decrease in seasonal and long-term borrowings from 2007 to 2008, partially offset by a $2.6 million decrease in distributions paid to members. During 2008, we distributed approximately $3.8 million to our members, compared to a distribution of $6.4 million in 2007 which was our largest in history.

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

Cash Flows from Operating Activities

The decrease in net cash flow from operating activities between 2007 and 2006 is primarily attributed to increases in inventories, accounts receivable and margin deposits and a decrease in net income.  During 2007, higher commodity prices resulted in increases to inventories (116%), accounts receivable (51%), and margin deposits (364%).

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

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $11.9 million, and then pay down the principal whenever excess cash is available.  Repaid amounts may be borrowed up to the available credit line. Prior to an amendment of our Master Loan Agreement with CoBank dated March 24, 2009 (see below), the available credit line was scheduled to be reduced by $1.3 million every six months until maturity on March 20, 2013, except the reduction was waived by CoBank for September 2007 and March 2008.  Beginning in September 2008, the reduction continued and payments are required if our principal balance outstanding exceeds our then available credit line.  The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed.  The principal balance outstanding on the revolving term loan is $9.9 million and $13.2 million as of December 31, 2008 and 2007, respectively.  The remaining commitment available to borrow on the revolving term loan is $2.0 million as of December 31, 2008.

The second credit line is a revolving working capital loan that matures on February 1, 2010.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $40 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.  The principal balance on the working capital loan is approximately $0 and $23.4 million as of December 31, 2008 and 2007, respectively.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on both the revolving term and working capital loans is 3.50% and 6.75% as of December 31, 2008 and 2007, respectively.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  We were in compliance with all covenants and conditions with CoBank as of December 31, 2008 and as of the date of this filing.

On March 23, 2009 we amended our Master Loan Agreement with CoBank.  Under this amendment, CoBank agreed to waive the $1.3 million semi-annual credit line reduction on our revolving term loan scheduled for March 20, 2009, thus extending the maturity of the revolving term loan from March 20, 2013 to September 30, 2013   In addition, CoBank modified two financial covenants – one regarding our minimum working capital requirement and the other regarding the payment of distributions to our members. While the loan agreement with CoBank is in effect, we may not declare or issue distributions to members in excess of 50% of our consolidated net income of the prior fiscal year without prior written consent from CoBank.

We also have other long-term contracts and notes totaling approximately $250,000, with a weighted average annual interest rate of 15.0% as of December 31, 2008. We made principal payments of $895,000 and $77,000 on these additional long-term obligations during 2008 and 2007, respectively.

We had expected in 2007 that our indebtedness would increase in the fourth quarter of 2008, but our decision in 2008 to forgo making improvements to the railway infrastructure near our facility has changed this result. On March 6, 2007, we became a guarantor of a $1.81 million loan between State of South Dakota Department of Transportation and the Brookings County (South Dakota) Regional Railway Authority. The State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railroad Authority a total sum of $1.81 million for purposes of making improvements to the railway infrastructure near our facility. In consideration of the loan, we agreed to guarantee to the State of South Dakota Department of Transportation the full loan amount, plus interest, as well as assume the payment obligations under the loan starting in October 2008. However, after not commencing construction on the improvements by November 1, 2008, both our obligations under the guaranty and payment under the loan were terminated.

Capital Expenditures

We invested approximately $1.1 million in capital expenditures for property and equipment during the year ended December 31, 2008, compared to approximately $1.0 in capital expenditures during the year ended December 31, 2007.  Depending on our profitability in 2009, we anticipate spending between $1.0 million and $2.0 million on capital expenditures during the year ended December 31, 2009 to enhance the quality and efficiency of our soybean crushing facility.  Our principal sources of funds are anticipated to be cash flows from operating activities and borrowings under our revolving and working capital loans with CoBank.

Off Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, and AIG Rail Services for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $2.0 million for each of the years ended December 31, 2008 and 2007. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $1.5 million for each of the years ended December 31, 2008 and 2007.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $700,000 and $497,000 for the years ended December 31, 2008 and 2007, respectively. Some of our leases include purchase options, none of which however are for a value less than fair market value at the end of the lease.

Contractual Obligations

The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations (1)	$10,119,017	$819,017	$5,200,000	$4,100,000	$—

Operating Lease Obligations	17,696,110	2,141,271	4,212,687	4,097,790	7,244,362

Other Long-Term Liabilities (2)	107,405	—	—	—	107,405

Total	$27,922,532	$2,960,288	$9,412,687	$8,197,790	$7,351,767

(1) Represents principal payments under our notes payable, which are included on our Consolidated Balance Sheet.
(2) Represents obligations under our deferred compensation program, which are included on our Consolidated Balance Sheet.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS 162 was declared effective in December 2008 following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The implementation of SFAS 162 has not had any impact on our consolidated financial statements.

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

Inventory Valuation

We account for our inventories at estimated market value. These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing, and have predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Processed product price estimates are determined by the ending sales contract price as of the close of the final day of the period. This price is determined by the average closing price on the Chicago Board of Trade, net of the local basis, for the last three business days of the period and the first two business days of the subsequent period. Changes in the market values of these inventories are recognized as a component of cost of goods sold.

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

Item 8.        Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2008, 2007 and 2006.

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

As of December 31, 2008, management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2008, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.

This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting.  Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting.  There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Rodney Christianson
Rodney Christianson, Chief Executive
Officer
(Principal Executive Officer)

Item 9B.     Other Information.

None.
PART III

Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to an Information Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2008).

Part IV

Item 15.      Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)(1)     Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2008.  The financial statements appear on page F-3 of this Report.

(2)          All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)          Exhibits - See Exhibit Index following the Signature Page to this report. The following exhibits constitute management agreements, compensatory plans, or arrangements: Exhibits 10.7, 10.8, 10.9, and 10.10.

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURES

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date: March 31, 2009	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer

Date: March 31, 2009	/s/ Mark Hyde
Mark Hyde
Controller, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date: March 31, 2009	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer
(Principal Executive Officer)
SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date: March 31, 2009	/s/ Mark Hyde
Mark Hyde
Controller, Principal Accounting Officer

Date: March 31, 2009	/s/ Paul Barthel
Paul Barthel, Manager

Date: March 31, 2009	/a/ Alan Christensen
Alan Christensen, Manager

Date: March 31, 2009	/s/ Dean Christopherson
Dean Christopherson, Manager

Date: March 31, 2009	/s/ David Driessen
David Driessen, Manager

Date March 31, 2009	/s/ Paul Dummer
Paul Dummer, Manager

Date: March 31, 2009	/s/ Wayne Enger
Wayne Enger, Manager

Date: March 31, 2009	/s/ Dan Feige
Dan Feige, Manager

Date: March 31, 2009	/s/ Ronald J. Gorder
Ronald J. Gorder, Manager

Date: March 31, 2009	/s/ Marvin Hope
Marvin Hope, Manager

Date: March 31, 2009	/s/ James Jepsen
James Jepsen, Manager

Date: March 31, 2009	/s/ Jerome Jerzak
Jerome Jerzak, Manager

Date: March 31, 2009	/s/ Peter Kontz
Peter Kontz, Manager

Date: March 31, 2009	/s/ Bryce Loomis
Bryce Loomis, Manager

Date: March 31, 2009	/s/ Robert Nelsen
Robert Nelsen, Manager

Date: March 31, 2009	/s/ Robert Nelson
Robert Nelson, Manager

Date: March 31, 2009	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Date: March 31, 2009	/s/ Randy Tauer
Randy Tauer, Manager

Date March 31, 2009	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Date: March 31, 2009	/s/ Lyle Trautman
Lyle Trautman, Manager

Date: March 31, 2009	/s/ Ardon Wek
Ardon Wek, Manager

Date: March 31, 2009	/s/ Gary Wertish
Gary Wertish, Manager

EXHIBIT INDEX**

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization.		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated.		Exhibit 99.1 to the Registrant’s Form 8-K filed on June 28, 2007.

3.1(iii)	Articles of Amendment to Articles of Organization.		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002.

4.1	Form of Class A Unit Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995.		Exhibit 10.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.2	Urethane Soy Systems Company, Inc. Stock Purchase Agreement dated May 30, 2000.		Exhibit 10.5 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.3	Vegetable Oil Supply Agreement with Urethane Soy Systems Company, Inc. dated August 2, 1999 and January 10, 2001.		Exhibit 10.6 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.4	Track Lease Agreement with DM&E Railroad dated October 15, 1996.		Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.5	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002. (File No. 333-75804)

10.6	Stock Purchase Agreement with Urethane Soy Systems, Co. and certain shareholders.		Exhibit 10.16 to the Registrant’s Form 8-K filed with the Commission on January 14, 2003.

10.7	Rodney Christianson Employment Agreement dated February 1, 2008.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission May 14, 2008.

10.8	First Amended and Restated Deferred Compensation Plan for the benefit of Rodney Christianson, dated February 1, 2004.		Exhibit 10.15 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.9	Thomas Kersting Employment Agreement dated May 20, 1996.		Exhibit 10.18 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003.

10.10	Deferred Compensation Plan for the benefit of Thomas Kersting, dated February 13, 2001.		Exhibit 10.20 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003.

10.11	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003.		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.12	Security Agreement with CoBank dated June 17, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.13	Master Loan Agreement with CoBank dated October 6, 2005.		Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

10.14	Heads of Agreement with Transocean dated April 28, 2006		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 15,2006.

10.15	Statused Revolving Credit Supplement dated December 28, 2007.		Exhibit 10.22 to the Registrant’s Form 10-K filed with the Commission on March 31, 2008

10.16	Statused Revolving Credit Supplement dated February 29, 2008.		Exhibit 10.23 to the Registrant’s Form 10-K filed with the Commission on March 31, 2008.

10.17	Amendment to Master Loan Agreement and Statused Revolving Credit Supplement dated October 6, 2008		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2008.

10.18	Amendment to Master Loan Agreement and Statused Revolving Credit Supplement dated December 24, 2008.	X

10.19	Amendment to Master Loan Agreement dated March 23, 2009	X

21.1	Subsidiaries of the Company.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification.	X

32.1	Section 1350 Certification.	X

* The redacted portions of Exhibit B (2 pages) and Exhibit C (6 pages) to Exhibit 10.8 were filed separately with the SEC subject to a request for confidential treatment dated April 25, 2002.

** Documents can be found at www.sec.gov

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007 AND 2006

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have audited the accompanying consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, changes in members’ equity and cash flows for the year ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC as of December 31, 2008 and the consolidated results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Greenwood Village, Colorado
March 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have audited the accompanying consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2007 and the related consolidated statements of operations, changes in members’ equity and cash flows for each of the two years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC as of December 31, 2007 and the consolidated results of its operations and its cash flows for each of the years in the two years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

Greenwood Village, Colorado
March 21, 2008

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,332	$9,247
Trade accounts receivable, less allowance for uncollectible accounts (2008 - $78,000; 2007 - $176,000)	18,939,727	23,981,054
Inventories	22,621,675	34,103,546
Margin deposits	-	4,277,535
Prepaid expenses	544,105	564,378
Investments in cooperatives - current	-	644,184
Total current assets	42,114,839	63,579,944

PROPERTY AND EQUIPMENT	54,344,281	53,237,984
Less accumulated depreciation	(31,038,838)	(28,970,943)
Total property and equipment, net	23,305,443	24,267,041

OTHER ASSETS
Investments in cooperatives	8,055,962	8,084,875
Notes receivable - members	148,898	460,042
Patents and other intangible assets, net	5,640,572	5,970,235
Total other assets	13,845,432	14,515,152

Total assets	$79,265,714	$102,362,137

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2008 AND 2007

	2008	2007
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$2,408,396	$1,807,599
Current maturities of long-term debt	819,017	2,175,951
Note payable - seasonal loan	-	23,448,082
Accounts payable	1,117,600	1,724,294
Accrued commodity purchases	25,174,258	21,087,943
Margin deposit deficit	252,281	-
Accrued expenses	1,890,668	1,702,353
Accrued interest	88,281	9,375
Total current liabilities	31,750,501	51,955,597

LONG-TERM LIABILITIES
Long-term debt, less current maturities	9,300,000	11,901,188
Deferred compensation	107,405	121,361
Total long-term liabilities	9,407,405	12,022,549

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $2,259 and $6,098 at December 31, 2008 and 2007, respectively, consisting of 70,750 and 604,750 Class A capital units, respectively	140,491	1,219,402

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding	37,967,317	37,164,589

Total liabilities, temporary equity and members' equity	$79,265,714	$102,362,137

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006

NET REVENUES	$360,114,676	$247,741,767	$212,721,926

COST OF REVENUES
Cost of product sold	314,142,855	207,484,862	168,833,417
Production	17,840,158	15,840,012	15,754,959
Freight and rail	18,586,803	17,064,268	18,651,204
Brokerage fees	350,215	312,275	286,186
Total cost of revenues	350,920,031	240,701,417	203,525,766

GROSS PROFIT	9,194,645	7,040,350	9,196,160

OPERATING EXPENSES
Administration	6,041,727	3,938,405	3,487,773
OPERATING PROFIT	3,152,918	3,101,945	5,708,387

OTHER INCOME (EXPENSE)
Interest expense	(2,331,105)	(2,105,676)	(629,070)
Other non-operating income	2,415,944	3,107,907	2,426,168
Patronage dividend income	248,580	49,240	148,182
Total other income (expense)	333,419	1,051,471	1,945,280

INCOME BEFORE INCOME TAXES	3,486,337	4,153,416	7,653,667

INCOME TAX EXPENSE (BENEFIT)	300	(7,160)	2,308

NET INCOME	$3,486,037	$4,160,576	$7,651,359

BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	$0.11	$0.14	$0.25

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	Class A Units
	Units	Amount

BALANCES, JANUARY 1, 2006	30,419,000	$28,482,403

Net income	-	7,651,359

Recognition of capital units previously recorded as temporary equity	-	3,270,251

BALANCES, DECEMBER 31, 2006	30,419,000	39,404,013

Net income	-	4,160,576

Distributions to members	-	(6,400,000)

BALANCES, DECEMBER 31, 2007	30,419,000	37,164,589

Net income	-	3,486,037

Recognition of capital units previously recorded as temporary equity		1,082,750

Distributions to members	-	(3,766,059)

BALANCES, DECEMBER 31, 2008	30,419,000	$37,967,317

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
OPERATING ACTIVITIES
Net income	$3,486,037	$4,160,576	$7,651,359
Charges and credits to net income not affecting cash:
Depreciation and amortization	2,530,644	2,689,574	3,324,808
(Gain) loss on sales of property and equipment	(29,000)	552	-
Gain on equity method investment	-	(577,240)	(667,726)
Non-cash patronage dividends	(123,540)	(24,611)	(74,076)
Change in current assets and liabilities	24,806,173	(29,453,823)	(1,549,011)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	30,670,314	(23,204,972)	8,685,354

INVESTING ACTIVITIES
Proceeds from investments in cooperatives	420,120	-	-
Investments in MnSP	-	-	(420,120)
Retirement of patronage dividends	376,517	27,922	-
Patent costs	(117,577)	(99,806)	(89,704)
Proceeds from sales of property and equipment	29,000	6,855	-
Purchase of property and equipment	(1,121,806)	(1,002,652)	(660,397)
NET CASH (USED FOR) INVESTING ACTIVITIES	(413,746)	(1,067,681)	(1,170,221)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	600,797	(2,538,488)	3,675,583
Net (payments) proceeds from seasonal borrowings	(23,448,082)	23,448,082	-
Distributions to members	(3,766,059)	(6,400,000)	-
Decrease in member loans	314,983	232,695	2,580
Proceeds from issuance of capital units	-	-	(10,049)
Proceeds from long-term debt	-	1,300,000	-
Principal payments on long-term debt	(3,958,122)	(77,155)	(2,942,037)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(30,256,483)	15,965,134	726,077

NET CHANGE IN CASH AND CASH EQUIVALENTS	85	(8,307,519)	8,241,210

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,247	8,316,766	75,556

CASH AND CASH EQUIVALENTS, END OF YEAR	$9,332	$9,247	$8,316,766

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

	2008	2007	2006
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest	$2,252,199	$2,131,587	$1,350,123

Income taxes	$-	$-	$-

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

The Company holds a 91.62% equity interest in Urethane Soy Systems Company (“USSC”), which is responsible for marketing, formulation and technical support of Soyol® (a polyol made from soybean oil) and related systems.  The Company consolidates the operations of USSC.

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

Accounts receivable

Accounts receivable are considered past due when payments are not received within thirty days. Generally, these accounts receivable represent amounts due for sale of soybean meal, oil, hulls and refined oil.  The Company charges finance fees to customers that are over thirty days past-due.

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

The Company’s “Shipping and Handling Costs” policy is in accordance with EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs.

Advertising costs

Advertising and promotion costs are expensed as incurred. The Company incurred $111,641, $121,643, and $50,717 of advertising costs in the years ended December 31, 2008, 2007, and 2006, respectively.

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

The tax basis of the Company’s net assets exceeds the book value of those assets by approximately $6.8 million at December 31, 2008.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”), which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS 162 was declared effective in December 2008 following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The implementation of SFAS 162 has not had any impact on the Company’s consolidated financial statements.

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

NOTE 2 -  INVENTORIES

	2008	2007

Finished goods	$5,960,820	$(1,564,589)
Raw materials	16,598,148	35,620,472
Supplies & miscellaneous	62,707	47,663

Totals	$22,621,675	$34,103,546

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

NOTE 3 -  MARGIN DEPOSITS

The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal.  Consistent with its inventory accounting policy, these contracts are recorded at market value.  At December 31, 2008, the Company’s futures contracts all mature within twelve months.

NOTE 4 -  INVESTMENTS IN COOPERATIVES

	2008	2007
Investments in associated cooperative companies:
Minnesota Soybean Processors	$3,820,437	$4,464,621
Cenex Harvest States	3,336,217	3,488,670
CoBank	899,308	775,768
	8,055,962	8,729,059
Less current maturities	-	(644,184)

Totals	$8,055,962	$8,084,875

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In August 2004, the Company exchanged a storage facility with a net book value of $2,322,561 for 1,400,400 Class A shares in Minnesota Soybean Processors (MnSP), a Minnesota cooperative association.  The shares approximate 6.95% of MnSP’s outstanding equity.  In 2006, the Company also invested another $420,120 when MnSP declared a unit retain equal to $0.30 per share of Class A Preferred Stock.  In 2004, the Company also acquired 287,500 8% Class B Non-Cumulative Convertible preferred shares in MnSP for $575,000.  Prior to September 1, 2007, the Company accounted for its 6.95% investment in MnSP using the equity method due to the related nature of operations and the Company’s ability to influence management decisions of MnSP.  The Company recognized gains (losses) of $0, $577,240, and $667,726 in 2008, 2007, and 2006, respectively, which is included in other non-operating income (expense).  On September 1, 2007, the services and management agreement between the two companies was terminated.  Commencing on that date, the Company ceased the accounting for its investment in MnSP under the equity method, and began accounting for the investment at cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.  The financial statements as of December 31, 2006 have been reclassified accordingly.

On December 21, 2007, MnSP issued a press release announcing that they would pay back the $0.30 per Class A share unit retain in January 2008.  MnSP also announced that they would pay a $0.16 per Class A share cash dividend in March 2008.  The Company’s portion of these two distributions was $644,184, which had been classified as a current asset on the balance sheet as of December 31, 2007.

NOTE 5 -  PROPERTY AND EQUIPMENT

	2008
		Accumulated		2007
	Cost	Depreciation	Net	Net

Land	$237,643	$-	$237,643	$237,643
Land improvements	219,372	35,356	184,016	57,881
Buildings and improvements	14,502,760	4,590,620	9,912,140	10,307,438
Machinery and equipment	37,410,330	25,581,521	11,828,809	12,661,521
Company vehicles	274,404	188,202	86,202	117,570
Furniture and fixtures	1,133,244	643,139	490,105	467,972
Construction in progress	566,528	-	566,528	417,016

Totals	$54,344,281	$31,038,838	$23,305,443	$24,267,041

NOTE 6 -  PATENTS AND OTHER INTANGIBLE ASSETS

On January 1, 2003, the Company acquired an additional 54% interest in the outstanding common stock of USSC to bring its total ownership interest to approximately 58%.  The results of USSC’s operations have been consolidated in the Company’s financial statements since that date.  The acquisition of a controlling interest in USSC allows the Company to develop and market soy-based polyurethane products.  Subsequently, through the participation in additional equity offering, SDSP has increased its majority ownership in USSC to 91.62%.

The allocation of the purchase price of USSC resulted in an assignment of $7,401,245 to patents.  None of these patent costs recognized for financial reporting purposes is expected to be deductible for tax purposes.  The patents are being amortized using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the original file date.  Amortization expense was $446,518, $434,245, and $433,872 for the years ended December 31, 2008, 2007, and 2006, respectively.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the Company’s other intangible assets as of December 31, 2008 and 2007:

			Accumulated
Intangible Assets	Life	Cost	Amortization	Net

As of December 31, 2008:
Patents	16-20 Yrs.	$8,194,952	$(2,576,728)	$5,618,224
Loan Origination Costs	10 Yrs.	46,625	(45,000)	1,625
Trademarks		20,723	-	20,723

		$8,262,300	$(2,621,728)	$5,640,572

As of December 31, 2007:
Patents	16-20 Yrs.	$8,087,205	$(2,136,715)	$5,950,490
Loan Origination Costs	10 Yrs.	46,625	(44,278)	2,347
Trademarks		17,398	-	17,398

		$8,151,228	$(2,180,993)	$5,970,235

Future amortization expense related to patents, loan origination costs and trademarks is expected to be approximately:
For the years ending December 31:
2009	$470,401
2010	470,401
2011	469,859
2012	469,679
2013	469,679
Thereafter	3,290,553

Total	$5,640,572

NOTE 7 - NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires February 1, 2010. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. On December 24, 2008, the Company amended its Master Loan Agreement.  Under the amendment, the Company may borrow up to $40 million. Interest accrues at a variable rate (3.50% at December 31, 2008).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of accrued commodity purchases.  There were advances outstanding of $0 and $23,448,082 at December 31, 2008 and 2007, respectively.  The remaining available funds to borrow under the terms of the revolving credit agreement are $39,524,000 as of December 31, 2008.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -  LONG-TERM DEBT

	2008	2007

Revolving term loan from CoBank, interest at variable rates (3.50% and 6.75% at December 31, 2008 and 2007, respectively), secured by substantially all property and equipment. Loan matures March 20, 2013.	$9,869,017	$13,200,000

Note payable to former USSC shareholders, due in annual principal payments of $891,000, interest at 0%, secured by USSC stock. Note matured on October 31, 2006.	-	621,191

Note payable to Richard Kipphart, issued February 13, 2002, with quarterly interest payments at 15% which began on June 30, 2002, and are paid in quarterly installments thereafter. No prepayment of principal is allowed prior to maturity. Note matured on February 13, 2005.	250,000	250,000

Notes payable to various creditors at rates ranging from 0% to 7.5%. Notes mature on or before March 16, 2009.	-	5,948
	10,119,017	14,077,139
Less current maturities	(819,017)	(2,175,951)

Totals	$9,300,000	$11,901,188

The Company entered into an agreement as of March 26, 2007 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 8.  Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $13,200,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months.  These payments were waived for the September 2007 and March 2008 periods.  The principal balance outstanding on the revolving term loan was $9,869,017 and $13,200,000 as of December 31, 2008 and 2007, respectively.  The remaining commitment available to borrow on the revolving term loan as of December 31, 2008 was $2,030,983.  Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2008.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum principal payments on long-term debt obligations will be as follows:

For the years ending December 31:
2009	$819,017
2010	2,600,000
2011	2,600,000
2012	2,600,000
2013	1,500,000

Total	$10,119,017

NOTE 9 -  EMPLOYEE BENEFIT PLANS

The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents.  The Company matches a percentage of employees’ contributed earnings.  The amounts charged to expense under this plan were approximately $91,000, $66,000, and $48,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

The Company has a deferred compensation plan for key employees.  The agreements provide benefits, which vest over a three-year period.  The Company shall pay the employees in five equal annual installments upon retirement.  The future payments have been discounted at 8%.  The amount recognized as expense (benefit) during the years ended December 31, 2008, 2007, and 2006 was $(3,335), $30,389, and $(16,861), respectively.  The Company made payments of approximately $10,600 during each of 2008, 2007, and 2006. Deferred compensation payable is recorded at $107,405 and $121,361 as of December 31, 2008 and 2007, respectively.

NOTE 10 -  COMMITMENTS

Operating Leases

The Company has operating leases for 267 rail cars from GE Capital.  The leases require monthly payments of $106,665.  The Company also leases 90 rail cars from Trinity Capital.  This lease requires monthly payments of $34,470.  The Company also leases 66 rail cars from AIG Rail Services.  This lease requires monthly payments of $25,608.  The leases began between 1996 and 2004 and have terms ranging from 10-18 years.  Lease expense for all rail cars was $2,001,287, $1,998,223, and $2,096,951 for the years ended December 31, 2008, 2007, and 2006, respectively.  The Company generates revenues from the use of 322 of these rail cars on other railroads.  Such revenues were $1,500,463, $1,528,301, and $1,888,207 for the years ended December 31, 2008, 2007, and 2006, respectively.

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

The Company also has a number of other operating leases for machinery and equipment. Rental expense under these other operating leases was $700,469, $497,179, and $147,298 for the years ended December 31, 2008, 2007, and 2006, respectively.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a schedule of future minimum rental payments required under these operating leases.

	Rail Cars	Other	Total
Year ended December 31:
2009	$2,000,916	$140,355	$2,141,271
2010	2,000,916	108,060	2,108,976
2011	2,000,916	102,795	2,103,711
2012	2,000,916	82,596	2,083,512
2013	2,000,916	13,362	2,014,278
Thereafter	7,244,362	-	7,244,362

Totals	$17,248,942	$447,168	$17,696,110

Letter of Credit

At December 31, 2008 and 2007 the Company had an outstanding irrevocable standby letter of credit in the amount of $476,000, expiring in October 2013.  The letter is being maintained as security for performance on a long-term contract with a natural gas supplier.

NOTE 11 -  CASH FLOW INFORMATION

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2008	2007	2006
(Increase) decrease in assets:
Trade accounts receivable	$5,041,327	$(8,026,477)	$(5,664,169)
Inventories	11,481,871	(18,289,751)	(6,874,133)
Margin account deposit	4,529,816	(3,355,328)	(376,153)
Prepaid expenses	20,273	32,590	(28,113)
	21,073,287	(29,638,966)	(1,614,230)

Increase (decrease) in liabilities:
Accounts payable	(606,694)	509,090	527,980
Accrued commodity purchases	4,086,315	186,279	(633,770)
Accrued expenses and interest	267,221	(529,995)	198,489
Deferred compensation	(13,956)	19,769	(27,480)
	3,732,886	185,143	65,219

Total	$24,806,173	$(29,453,823)	$(1,549,011)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2008:

	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$9,332	$-	$-	$9,332

Inventory	$1,362,559	$17,225,635	$-	$18,588,194

Margin deposits (deficits)	$(252,281)	$-	$-	$(252,281)

The fair value of the Company’s long-term debt approximates the carrying value.  The interest rates on the long-term debt is similar to rates the Company would be able to obtain currently in the market.

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

The Company was reimbursed by MnSP for shared personnel costs, including labor and benefits, of $0, $1,049,150, and $1,603,285 under this arrangement for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008 and 2007, MnSP owed the Company $0 and $62,000, respectively.

In addition, the Company is providing up to $1 million in interest free loans to members of the Company who chose to invest in MnSP.  The loans are secured by members’ equity in the Company.  As of December 31, 2008 and 2007, the Company had outstanding notes receivable pursuant to this arrangement of $147,898 and $459,042, respectively.  These will be repaid as the Board of Managers approves distributions of prior earnings.

The Company and MnSP also purchase and sell processed products such as soybean meal, soybean oil, biodiesel, etc. For the years ended December 31, 2008, 2007, and 2006 the Company had sales to MnSP in the amount of $0, $124,429, and $658,120, respectively.  During the years ended December 31, 2008, 2007, and 2006, the Company also purchased products totaling $0, $3,924,624, and $13,745,174, respectively, from MnSP.

Occasionally the Company subleases rail cars to MnSP.  The Company charged MnSP $0, $125,013, and $296,654 for these subleases during the years ended December 31, 2008, 2007, and 2006, respectively.

NOTE 14 -  BUSINESS CREDIT RISK AND CONCENTRATIONS

The Company maintains its cash balances with various financial institutions. At times during the year, the Company’s balances exceeded the $250,000 insurance limit of the Federal Deposit Insurance Corporation. This represents a concentration of credit risk. The Company has not experienced any losses on its deposits of cash and cash equivalents to date.

The Company also grants credit to customers throughout the United States and Canada.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Accounts receivable are generally unsecured.  These receivables were $19,026,441 and $23,967,610 at December 31, 2008 and 2007, respectively.

Soybean meal sales accounted for approximately 53% of total revenues for the year ended December 31, 2008, 54% of total revenues for the year ended December 31, 2007, and 51% of total revenues for the year ended December 31, 2006.  Approximately 31% of these sales were made to two customers for the year ended December 31, 2008.  At December 31, 2008, these customers owed the Company approximately $3,902,000.  Refined oil sales represented approximately 30% of total revenues for the year ended December 31, 2008, 35% of total revenues for the year ended December 31, 2007, and 27% of total revenues for the year ended December 31, 2006.  These sales were primarily made to two customers for the year ended December 31, 2008. These customers owed the Company approximately $4,006,000 at December 31, 2008.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net revenue by geographic area for the years ended December 31, 2008, 2007, and 2006 are as follows:

	2008	2007	2006

United States	$331,991,930	$224,015,899	$195,971,017
Canada	28,122,746	23,725,868	16,750,909

	$360,114,676	$247,741,767	$212,721,926

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

The Board of Managers approved a Form S-1 registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering.  The maximum offering under the statement was $11,250,000.  During 2005, the Company sold 2,190,500 member units for a total of $4,495,750, which is accounted for as temporary equity as described in Note 17. The offering allowed the investor to initially pay 50% and sign a note payable to the Company for the remaining portion. At December 31, 2008 and 2007, the Company had subscriptions receivable of $2,259 and $6,098, respectively, which is accounted for as a deduction from temporary equity until collected.

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 31, 2007, the Company was named as a defendant in a lawsuit filed in the U.S District Court for the District of Minnesota, along with other individual defendants, including the Company’s chief executive officer, commercial manager, and two Board members. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that the Company breached a heads of agreement with Transocean dated April 28, 2006.  The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by the Company and Transocean as shareholders. Transocean alleges that the individual defendants breached fiduciary duties to High Plains Biofuels. Transocean is seeking relief for its expectation damages which is unknown at this time.  Based upon their investigation of the facts surrounding the case, management believes that Transocean’s allegations are meritless and are vigorously defending the action.  The Company filed an answer to Transocean’s complaint on September 17, 2007.  Transocean filed an amendment complaint on January 18, 2008 to which the Company filed an answer on February 7, 2008.  The Company also filed a motion for summary judgment on January 15, 2009.  No trial date has been set for this lawsuit.  Management cannot provide, however, any assurance that the Company will be successful in disposing of the case or that any costs of settlement or damages would not be material if they are unable to get the case dismissed.

On December 31, 2007, an arbitration demand was filed against the Company with the American Arbitration Association. The plaintiffs, John Wawak, Ed Kurth, John Kurth, Rich Kurth, Ed Kurth (Executor for the Estate of Bruce Kurth), and Forrest Hickman allege that we breached a stock purchase agreement dated December 10, 2002. The stock purchase agreement relates to our purchase of a portion of the plaintiffs’ interests in USSC. SDSP had withheld approximately $1.01 million, because they believed the plaintiffs had breached warranty and indemnity provisions of the contract relating to contingent liabilities and intellectual property rights, therefore causing the Company to incur losses in the form of litigation expense and lost profits. The plaintiffs claim that they are entitled to the original payments in full under the agreement. The arbitration hearing occurred in May 2008.  On August 6, 2008 the Company received the ruling from the arbitrators.  The ruling stated that the Company should have only withheld $271,923 from the plaintiffs; therefore, they ordered the Company to pay the plaintiffs $740,577 plus their legal costs and other fees of $148,476 for a total of $889,053.  The Company had recorded $0 and $889,053 in current maturities of long-term debt as of December 31, 2008 and 2007, respectively.

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of December 31, 2008 and 2007, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets.  Amounts recorded as temporary equity totaled $140,491 and $1,219,402 as of December 31, 2008 and 2007, respectively, consisting of 70,750 and 604,750 Class A capital units, respectively.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 -  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2008, 2007 and 2006.  This information has been prepared on the same basis as the consolidated financial statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with consolidated financial statements and related notes thereto.  The operating results for any quarter are not necessarily indicative of results for any future period or the full year.

Unaudited Consolidated Statements of Operations

	First	Second	Third	Fourth
For the Year Ended December 31, 2008:
Net revenues	$87,268,414	$101,249,185	$102,168,282	$69,428,795
Gross profit	3,526,521	3,643,872	382,889	1,641,363
Operating profit (loss)	1,992,032	2,199,466	(1,286,259)	247,679
Income (loss) before income taxes	2,057,341	2,170,925	(1,237,809)	495,880
Net income (loss)	2,057,341	2,170,625	(1,237,809)	495,880
Basic and diluted earnings (loss) per unit	$0.07	$0.07	$(0.04)	$0.02

For the Year Ended December 31, 2007:
Net revenues	$51,542,154	$59,976,616	$60,587,433	$75,635,564
Gross profit	370,550	1,482,288	3,216,480	1,971,032
Operating profit (loss)	(609,861)	590,820	2,360,090	760,896
Income (loss) before income taxes	(117,698)	934,846	2,600,421	735,847
Net income (loss)	(110,538)	934,846	2,600,421	735,847
Basic and diluted earnings (loss) per unit	$(0.00)	$0.03	$0.09	$0.02

For the Year Ended December 31, 2006:
Net revenues	$62,835,648	$53,289,632	$45,195,584	$51,401,062
Gross profit	1,119,831	2,978,100	2,102,232	2,995,997
Operating profit (loss)	252,269	1,937,289	1,344,617	2,174,212
Income (loss) before income taxes	309,136	2,412,445	1,919,658	3,012,428
Net income (loss)	309,136	2,410,137	1,919,658	3,012,428
Basic and diluted earnings (loss) per unit	$0.01	$0.08	$0.06	$0.10

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

NOTE 18 -  SUBSEQUENT EVENT

On March 23, 2009, the Company amended its Master Loan Agreement.  Under the amendment, CoBank agreed to delay the $1.3 million semi-annual reduction on the Company’s revolving term loan scheduled for March 2009 until September 2013.  In addition, CoBank modified two financial covenants – one regarding the Company’s minimum working capital requirement and the other regarding the payment of distributions to the members.  While the loan agreement is in effect, the Company may not declare or issue distributions to members in excess of 50% of the Company’s consolidated net income from the prior fiscal year without prior written consent from CoBank.  The Company’s financial statements have not been reclassified for this event.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

Under the date of March 24, 2009, we reported on the consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2008, and the related consolidated statements of operations, members’ equity, and cash flows for the year ended December 31, 2008. In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Greenwood Village, Colorado
March 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

Under the date of March 21, 2008, we reported on the consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2007, and the related consolidated statements of operations, members’ equity, and cash flows for the years ended December 31, 2007 and 2006. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. The financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Greenwood Village, Colorado
March 21, 2008

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
FINANCIAL STATEMENT SCHEDULE

		Charged
		(Credited) to
	Balance at	Costs and		Balance at
	Beginning of	Expenses		End of
Description	Period	Additions	Deductions	Period

Deducted from asset accounts:
Year ended December 31, 2006:
Allowance for doubtful accounts	$43,157	$529	$(348)	$43,338

Deducted from asset accounts:
Year ended December 31, 2007:
Allowance for doubtful accounts	$43,338	$152,000	$(19,554)	$175,784

Deducted from asset accounts:
Year ended December 31, 2008:
Allowance for doubtful accounts	$175,784	$60,656	$(158,365)	$78,075