Form 10-Q
period 2009-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2009-05-14
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes  ☒    No  

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

 Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes     No  

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 14, 2009, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009 AND 2008

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of March 31, 2009, and the related condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2008, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2009, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Eide Bailly LLP

May 8, 2009
Greenwood Village, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated statements of operations and cash flows for the three-month period ended March 31, 2008 of South Dakota Soybean Processors, LLC (the “Company”).  These interim financial statements are the responsibility of the Company’s management.

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

Gordon, Hughes & Banks, LLP

May 6, 2008
Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	December 31,
	(Unaudited)	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$150	$9,332
Trade accounts receivable, less allowance for
uncollectible accounts of $170,000	17,053,334	18,939,727
Inventories	17,517,893	22,621,675
Margin deposits	2,395,442	—
Prepaid expenses	425,198	544,105
Total current assets	37,392,017	42,114,839

PROPERTY AND EQUIPMENT	54,590,917	54,344,281
Less accumulated depreciation	(31,526,515)	(31,038,838)
Total property and equipment, net	23,064,402	23,305,443

OTHER ASSETS
Investments in cooperatives	8,126,337	8,055,962
Notes receivable - members	148,898	148,898
Patents and other intangible assets, net	5,549,561	5,640,572
Total other assets	13,824,796	13,845,432

Total assets	$74,281,215	$79,265,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS – continued

	March 31,
	2009	December 31,
	(Unaudited)	2008
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$3,087,797	$2,408,396
Current maturities of long-term debt	2,850,000	819,017
Note payable - seasonal loan	7,832,213	—
Accounts payable	923,850	1,117,600
Accrued commodity purchases	12,940,058	25,174,258
Margin deposit deficit	—	252,281
Accrued expenses	1,930,098	1,890,668
Accrued interest	80,246	88,281
Total current liabilities	29,644,262	31,750,501

LONG-TERM LIABILITIES
Long-term debt, less current maturities	9,300,000	9,300,000
Deferred compensation	109,554	107,405
Total long-term liabilities	9,409,554	9,407,405

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of
$2,259, consisting of 70,750 Class A capital units	140,491	140,491

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and
outstanding	35,086,908	37,967,317

Total liabilities, temporary equity and members' equity	$74,281,215	$79,265,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

	2009	2008

NET REVENUES	$60,957,712	$87,268,414

COST OF REVENUES
Cost of product sold	55,347,159	74,754,435
Production	3,970,800	4,278,858
Freight and rail	3,739,710	4,635,565
Brokerage fees	51,884	73,035
Total cost of revenues	63,109,553	83,741,893

GROSS PROFIT (LOSS)	(2,151,841)	3,526,521

OPERATING EXPENSES
Administration	1,400,441	1,534,489
OPERATING PROFIT (LOSS)	(3,552,282)	1,992,032

OTHER INCOME (EXPENSE)
Interest expense	(239,405)	(729,829)
Other non-operating income	553,211	548,058
Patronage dividend income	358,367	247,080
Total other income (expense)	672,173	65,309

INCOME (LOSS) BEFORE INCOME TAXES	(2,880,109)	2,057,341

INCOME TAX EXPENSE (BENEFIT)	300	—

NET INCOME (LOSS)	$(2,880,409)	$2,057,341

BASIC AND DILUTED EARNINGS (LOSS)
PER CAPITAL UNIT	$(0.09)	$0.07

WEIGHTED AVERAGE NUMBER OF UNITS
OUTSTANDING FOR CALCULATION
OF BASIC AND DILUTED EARNINGS
(LOSS) PER CAPITAL UNIT	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(2,880,409)	$2,057,341
Charges and credits to net income (loss)
not affecting cash:
Depreciation and amortization	645,155	641,204
(Gain) loss on sales of property and equipment	9,737	—
Non-cash patronage dividends	(125,428)	(123,540)
Change in current assets and liabilities	(7,933,047)	(8,317,422)
NET CASH (USED FOR) OPERATING ACTIVITIES	(10,283,992)	(5,742,417)

INVESTING ACTIVITIES
Proceeds from investments in cooperatives	—	420,120
Retirement of patronage dividends	55,052	376,516
Patent costs	(26,997)	(40,299)
Proceeds from sales of property and equipment	12,431	—
Purchase of property and equipment	(308,273)	(21,046)
NET CASH (USED FOR) FROM INVESTING ACTIVITIES	(267,787)	735,291

FINANCING ACTIVITIES
Change in excess of outstanding checks over
bank balances	679,401	980,682
Net (payments) proceeds from seasonal borrowings	7,832,213	6,357,764
Distributions to members	—	(2,337,246)
Decrease (increase) in subscriptions receivable	—	7,213
Proceeds from long-term debt	2,030,983	—
Principal payments on long-term debt	—	(1,267)
NET CASH FROM FINANCING ACTIVITIES	10,542,597	5,007,146

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,182)	20

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,332	9,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150	$9,267

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
Cash paid during the period for:	2009	2008

Interest	$247,440	$512,558

Income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements as of and for the periods ended March 31, 2009 and 2008 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2008 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. The effects of all intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”), which requires that an insurance enterprise recognizes a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 also clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  It also requires expanded disclosures about the financial guarantee insurance contracts.  Adoption of SFAS 163 is required for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk management activities, which are required the first period beginning after the issuance of Statement.  Except for those disclosures, earlier adoption of SFAS 163 is not permitted.  The implementation of SFAS 163 has not had any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments.  These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.  Additionally, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments, to require disclosures of fair value of certain financial instruments in interim financial statements.  These FSPs are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  The Company does not anticipate the adoption of these FSPs will have a material impact on the Company’s current financial position or results of operation.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications

Reclassifications have been made to the March 31, 2008 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

NOTE 2 - INVENTORIES

	2009	2008

Finished goods	$8,501,778	$5,960,820
Raw materials and other	9,016,115	16,660,855
Totals	$17,517,893	$22,621,675

NOTE 3 - NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires February 1, 2010. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. On March 23, 2009, the Company amended its Master Loan Agreement.  Under the amendment, the Company may borrow up to $40 million. Interest accrues at a variable rate (3.26% at March 31, 2009).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases.  There were advances outstanding of $7,832,213 and $0 at March 31, 2009 and December 31, 2008, respectively.  The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $31,692,000 as of March 31, 2009.

The Company is in violation of one of its loan covenants as of March 31, 2009.  The loan covenants with CoBank require the Company to maintain a minimum working capital of $9.0 million.  At March 31, 2009, working capital was approximately $7.8 million.  In March 2009 CoBank granted a waiver of this working capital requirement by lowering the requirement to $7.5 million until August 31, 2009, at which time the minimum will increase back to $9 million.

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

On January 31, 2007, the Company was named as a defendant in a lawsuit filed in the U.S District Court for the District of Minnesota, along with other individual defendants, including the Company’s chief executive officer, commercial manager, and two Board members. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that the Company breached a heads of agreement with Transocean dated April 28, 2006.  The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by the Company and Transocean as shareholders. Transocean alleges that the individual defendants breached fiduciary duties to High Plains Biofuels. Transocean is seeking relief for its expectation damages which is unknown at this time.  Based upon their investigation of the facts surrounding the case, management believes that Transocean’s allegations are meritless and are vigorously defending the action.  The Company filed an answer to Transocean’s complaint on September 17, 2007.  Transocean filed an amendment complaint on January 18, 2008 to which the Company filed an answer on February 7, 2008.  The Company also filed a motion for summary judgment on January 15, 2009, and oral arguments are scheduled for May 20, 2009.  No trial date has been set for this lawsuit.  Management cannot provide, however, any assurance that the Company will be successful in disposing of the case or that any costs of settlement or damages would not be material if they are unable to get the case dismissed.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period reaudited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to reaudit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of March 31, 2009 and December 31, 2008, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets.  Amounts recorded as temporary equity totaled $140,491 as of March 31, 2009 and December 31, 2008, consisting of 70,750 Class A capital units.

NOTE 5 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The standard requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 is only disclosure related, it did not have an impact on our financial position, results of operation or cash flows.

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices.  The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts.  Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments.  These contracts are recorded on the Company’s consolidated balance sheets at fair value as discussed in Note 6, Fair Value of Financial Instruments.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2009 and December 31, 2008, the value of the Company’s open futures, options and forward contracts was approximately $(2,802,950) and $1,362,559, respectively.

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	March 31, 2009	March 31, 2009
Derivatives not designated as
hedging under SFAS 133:
Commodity contracts	Current Assets	$1,729,793	$4,532,743

During the three months ending March 31, 2009, net realized and unrealized losses on derivative transactions were recognized in the consolidated statement of operations as follows:

Location of Net Loss
	Recognized in	Net Gain (Loss)
	Earnings on	Recognized on
	Derivative Activities	Derivative Activities
Derivatives not designated as hedging
under SFAS 133:
Commodity contracts	Cost of Sales	$(1,366,008)

The Company recorded a gain of $4,389,608 in cost of goods sold related to its commodity derivative instruments for the three months ended March 31, 2008.

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2009:

	Fair Value as of March 31, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$150	$—	$—	$150

Inventory	$(516,657)	$15,904,024	$—	$15,387,367

Margin deposits (deficits)	$2,395,442	$—	$—	$2,395,442

The fair value of the Company’s long-term debt approximates the carrying value.  The interest rates on the long-term debt are similar to rates the Company would be able to obtain currently in the market.

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

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2009, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2008.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2008.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 27 million bushels of soybeans annually to produce approximately 600,000 tons of high protein soybean meal and 300 million pounds of crude soybean oil. Our production represents approximately 1.5% of the total soybean processing capacity in the United States. In addition to our processing plant, we operate a soybean oil refinery in Volga where we produce partially refined soybean oil. The partially refined soybean oil is sold to customers in the food, chemical and industrial sectors. Under certain market conditions we may issue warehouse receipts for crude oil according to the terms and conditions of the CBOT soybean oil contract.  Other activities that generate income are our investment in Minnesota Soybean Processors (MnSP), as well as through management and consulting agreements.

Soybean processing is basically a commodity driven business and is cyclical in nature. Our industry is dependent on the annual soybean crop production (supply side) and world economic growth (demand side for food). Soybean processing is a highly consolidated industry with four companies in the U.S. controlling 84% of the soybean processing industry and 68% of the soybean oil refining capacity for food applications. We compete in this industry by producing high quality products and operating a highly efficient operation at the lowest possible cost.

In efforts to increase the value of the products we produce, we continue to invest in our subsidiary, USSC, for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. For the three months ended March 31, 2009, USSC achieved a substantial improvement in its gross margin per unit sold compared to the same period of 2008; however, it continues to operate at a loss.

In terms of overall operations between periods, we generated a net loss of $2.9 million for the quarter ended March 31, 2009, compared to a net profit of $2.1 million for the same period in 2008, a decrease of $5.0 million or $0.75 per bushel processed.  Profits decreased primarily due to a reduction of $5.7 million in gross margin. Lower margins were caused by a decrease in revenues of $3.07 per soybean bushel between periods, while production costs only decreased by $2.22 per bushel between periods. Factors contributing to this result include reduced demand domestically for our products due to the high price of soybeans and soybean products in 2008, a struggling biodiesel market, declining world economic activity, the global financial crisis, and a tight and declining domestic and international soybean supply.  These lower margins were partially offset by a $1.0 million decrease in interest, energy and administrative expenses.

We anticipate that our results of operations for the remainder of 2009 could look similar to the first quarter ended 2009, at least until the 2009 harvest. Tight soybean supplies and economic uncertainty, domestically and internationally, will continue to contribute to price volatility in the commodity and petroleum markets. An effective use of risk management and operating prudently will likely be our best tools for handling these challenges.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2009 and 2008

	Quarter Ended March 31, 2009		Quarter Ended March 31, 2008
		% of		% of
	$	Revenue	$	Revenue

Revenue	$60,957,712	100.0	$87,268,414	100.0
Cost of revenues	(63,109,553)	(103.5)	(83,741,893)	(96.0)
Administrative expenses	(1,400,441)	(2.3)	(1,534,489)	(1.7)
Other income (expense)	672,173	1.1	65,309	0.1
Income tax (expense) benefit	(300)	0.0	—	—
Net income	$(2,880,409)	(4.7)	$2,057,341	2.4

Revenue – Revenue decreased $26.3 million, or 30.1%, for the first quarter of 2009 compared to the same period in 2008.  The decrease in revenues is primarily due to decreases in the average sales price of soybean meal and oil as well as the volume of soybean oil sales.  The average sales prices of soybean meal and oil decreased 9.6% and 33.9%, respectively, in the first quarter of 2009 compared to the same period in 2008.  The principal cause for this decrease is the reduction in the price of crude petroleum oil and its refined products, which has been the primary driving factor for changes in our prices the last few years.  In addition to the decrease in sales price of meal and oil, we experienced a 27.1% decrease in the volume of soybean oil sales during the first quarter of 2009 compared to the same period in 2008.  The decrease in volume of soybean oil sales is attributed to changes in customer demand.  Reduced sales volume of refined and bleached soybean oil to ACH Foods, our primary customer for soybean oil the last several years, has required us to seek an expanded customer base for our soybean oil.  However, the needs of this new customer base, particularly in the biodiesel industry, have fluctuated dramatically as the market contends with price volatility and uncertain demand.  We expect this fluctuation to continue for the near future.

Gross Profit/Loss – For the first quarter of 2009, we generated a gross loss of $2.2 million compared to a gross profit of $3.5 million for the first quarter of 2008.  The $5.7 million change in gross profit (loss) is primarily attributed to lower crush margins and a 7.8% decrease in the volume of soybeans crushed. Due to a 40-50% decrease in commodity prices since the summer of 2008, as well as the USDA projecting a tight soybean carryout for 2008-2009, soybean suppliers have become reluctant sellers to us. This reluctance has increased the cost of purchasing soybeans for the crushing process and, therefore, lowered our crush margins.  Offsetting in part this decrease in gross profit is a decrease in production costs of $0.3 million for the first quarter of 2009 compared to the same period in 2008. Production costs decreased between periods primarily due to decreases in energy and personnel costs.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $134,000, or 8.7%, for the first quarter of 2009 compared to the same period in 2008.  Approximately 87% of this decrease is due to a decrease in professional fees, and 10% is due to a decrease in our operating expenses associated with USSC.  These decreases in administrative expenses are partially offset by an increase in bad debt expense during the first quarter of 2009 compared to the first quarter of 2008.

Interest Expense – Interest expense decreased 67.2% for the first quarter of 2009 compared to the same period in 2008.  This decrease is due to lower debt levels resulting from lower soybean prices, inventory quantities and accounts receivable, as well as lower interest rates on our senior debt.  The average debt level during the first quarter of 2009 is approximately $18.1 million compared to an average debt level of approximately $47.6 million during the same period in 2008.  The annual interest rate on our senior debt is 3.26% and 4.75% as of March 31, 2009 and 2008, respectively.

Other Non-Operating Income – Other non-operating income remained constant for the first quarter of 2009, compared to the same period in 2008.

Net Income/Loss – The $4.9 million decrease in net income for the first quarter of 2009, compared to the same period in 2008, is primarily attributable to a decrease in gross profit, partially offset by decreases in administrative and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2009, we had working capital, defined as current assets less current liabilities, of approximately $7.7 million, compared to working capital of $9.5 million on March 31, 2008.  Working capital decreased between periods primarily due to a decrease in net income. Despite this decrease, we anticipate for the foreseeable future having sufficient cash flows from operations and our revolving debt to fund working capital, cover operating expenses and capital expenditures, and meet debt service obligations.

A summary of our cash flow from operating, investing and financing activities for each of the three-month periods ended March 31, 2009 and 2008:

	2009	2008

Net cash (used for) operating activities	$(10,283,992)	$(5,742,417)
Net cash (used for) provided by investing activities	(267,787)	735,291
Net cash provided by financing activities	10,542,597	5,007,146

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. The increase in cash flows used for operating activities is primarily attributed to a decrease in net income during the three months ended March 31, 2009 compared to the same period in 2008.

Cash Flows from Investing Activity

The $1.0 million decrease in cash flows from investing activities between the three months ended March 31, 2009 and the same period in 2008 is primarily attributed to decreases in the amount received from our investments in MnSP and CHS, Inc.  In May 2006 we were required to make a unit retain investment in MnSP of approximately $420,000 after MnSP’s members voted to require members to invest $0.30 per share of Class A preferred stock. During the three months ended March 31, 2008, MnSP repaid these unit retains to us and other members.  In addition, during the same three-month period ended March 31, 2009, we received $55,000 from the retirement of patronage dividends by CHS compared to $377,000 during the same period in 2008.

Cash Flows from Financing Activity

The increase in cash flows from financing activities between the three months ended March 31, 2009 and the same period in 2007 is principally due to a $3.5 million increase in seasonal and long-term borrowings and a $2.3 million decrease in distributions paid to members. During the first quarter of 2008, we distributed approximately $2.3 million to our members compared to no distributions during the first quarter of 2009.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations.  The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $11.9 million, and then pay down the principal whenever excess cash is available.  Repaid amounts may be borrowed up to the available credit line. Prior to an amendment of our Master Loan Agreement with CoBank on March 23, 2009 (see below), the available credit line was scheduled to be reduced by $1.3 million every six months until maturity on March 20, 2013, except the reduction was waived by CoBank for September 2007 and March 2008.  Beginning in September 2008, the reduction continued and payments are required if our principal balance outstanding exceeds our then available credit line.  The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed.  The principal balance outstanding on the revolving term loan is $11.9 million and $13.2 million as of March 31, 2009 and 2008, respectively.  There is no remaining commitment available to borrow on the revolving term loan as of March 31, 2009.

The second credit line is a revolving working capital loan that matures on February 1, 2010.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $40 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.  The principal balance on the working capital loan is approximately $7.8 million and $29.8 million as of March 31, 2009 and 2008, respectively.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on both the revolving term and working capital loans is 3.26% and 4.75% as of March 31, 2009 and 2008, respectively.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.

On March 23, 2009 we amended our Master Loan Agreement with CoBank.  Under this amendment, CoBank agreed to waive the $1.3 million semi-annual credit line reduction scheduled for March 20, 2009, thus extending the maturity of the revolving term loan from March 20, 2013 to September 30, 2013.  In addition, CoBank modified our financial covenant regarding the payment of distributions to our members.  While the loan agreement with CoBank is in effect, we may not declare or issue distributions to members in excess of 50% of our consolidated net income of the prior fiscal year without prior written consent from CoBank.

We were in violation of one of our loan covenants with CoBank as of March 31, 2009. The loan covenants with CoBank require us to maintain a minimum working capital of $9.0 million.  At March 31, 2009, we had working capital of approximately $7.8 million.  As part of the amendment to our Master Loan Agreement in March 2009, CoBank granted a waiver of this working capital requirement by lowering the minimum to $7.5 million until August 31, 2009, at which time the minimum will increase back to $9.0 million.

We also have another long-term note payable totaling $250,000, with an annual interest rate of 15.0% as of March 31, 2009. We made principal payments of $0 and $1,000 on these other long-term obligations during the three months ended March 31, 2009 and 2008, respectively.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, and AIG Rail Services for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $0.5 million for each of the three-month periods ended March 31, 2009 and 2008. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $0.4 million for each of the three months ended March 31, 2009 and 2008.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $53,000 and $37,000 for the three-month periods ended March 31, 2009 and 2008, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts (“SFAS 163”), which requires that an insurance enterprise recognizes a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  SFAS 163 also clarifies how SFAS 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  It also requires expanded disclosures about the financial guarantee insurance contracts.  Adoption of SFAS 163 is required for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk management activities, which are required the first period beginning after the issuance of the Statement.  Except for those disclosures, earlier adoption of SFAS 163 is not permitted.  The implementation of SFAS 163 has not had any impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4 (“FSP FAS 157-4”), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP No. FAS 115-2 and FAS 124-2 (“FSP FAS 115-2”), Recognition and Presentation of Other-Than-Temporary Impairments.  These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.  Additionally, the FASB issued FSP No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1”), Interim Disclosures about Fair Value of Financial Instruments, to require disclosures of fair value of certain financial instruments in interim financial statements.  These FSPs are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009.  We do not anticipate the adoption of these FSPs will have a material impact on our current financial position or results of operation.

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

Inventory Valuation

We account for our inventories at estimated net realizable market value. These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing, and have predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Processed product price estimates are determined by the ending sales contract price as of the close of the final day of the period. This price is determined by the closing price on the Chicago Board of Trade (CBOT), net of the local basis, for the last three business days of the period and the first two business days of the subsequent period. Changes in the market values of these inventories are recognized as a component of cost of goods sold.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

During the quarter ended March 31, 2009, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2008 Annual Report on Form 10-K.

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

Dated: May 14, 2009
	By	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amendment to Master Loan Agreement dated March 23, 2009.
31.1	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification

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