Form 10-Q
period 2009-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2009-08-14
CIK 1163609

vUNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 14, 2009, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009 AND 2008

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of June 30, 2009, and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2009.  These interim financial statements are the responsibility of the Company’s management.

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

August 13, 2009
Greenwood Village, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 of South Dakota Soybean Processors, LLC (the “Company”) and the condensed consolidated statement of cash flows for the six-month period ended June 30, 2008.  These interim financial statements are the responsibility of the Company’s management.

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

Gordon, Hughes & Banks, LLP

July 28, 2008
Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31,
	(Unaudited)	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,177	$9,332
Trade accounts receivable, less allowance for uncollectible accounts of $96,000	17,800,887	18,939,727
Inventories	30,758,469	22,621,675
Trading securities	285,644	-
Margin deposits	1,341,868	-
Prepaid expenses	670,969	544,105
Total current assets	50,867,014	42,114,839

PROPERTY AND EQUIPMENT	55,045,093	54,344,281
Less accumulated depreciation	(32,055,896)	(31,038,838)
Total property and equipment, net	22,989,197	23,305,443

OTHER ASSETS
Investments in cooperatives	7,848,625	8,055,962
Notes receivable - members	148,897	148,898
Patents and other intangible assets, net	5,482,666	5,640,572
Total other assets	13,480,188	13,845,432

Total assets	$87,336,399	$79,265,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS – continued

	June 30,
	2009	December 31,
	(Unaudited)	2008
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$4,581,695	$2,408,396
Current maturities of long-term debt	2,850,000	819,017
Note payable - seasonal loan	19,904,473	-
Accounts payable	1,125,352	1,117,600
Accrued commodity purchases	13,820,481	25,174,258
Margin deposit deficit	-	252,281
Accrued expenses	1,476,774	1,890,668
Accrued interest	105,764	88,281
Total current liabilities	43,864,539	31,750,501

LONG-TERM LIABILITIES
Long-term debt, less current maturities	9,300,000	9,300,000
Deferred compensation	68,571	107,405
Total long-term liabilities	9,368,571	9,407,405

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $2,259, consisting of 70,750 Class A capital units	140,491	140,491

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding	33,962,798	37,967,317

Total liabilities, temporary equity and members' equity	$87,336,399	$79,265,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

	Three Months Ended June 30:		Six Months Ended June 30:
	2009	2008	2009	2008

NET REVENUES	$60,496,800	$101,249,185	$121,454,512	$188,517,599

COST OF REVENUES
Cost of product sold	53,171,137	88,391,241	108,518,296	163,145,676
Production	3,910,371	4,225,381	7,881,171	8,504,239
Freight and rail	3,720,785	4,921,797	7,460,495	9,557,362
Brokerage fees	83,819	66,894	135,703	139,929
Total cost of revenues	60,886,112	97,605,313	123,995,665	181,347,206

GROSS PROFIT (LOSS)	(389,312)	3,643,872	(2,541,153)	7,170,393

OPERATING EXPENSES
Administration	1,049,510	1,444,406	2,449,951	2,978,895
OPERATING PROFIT (LOSS)	(1,438,822)	2,199,466	(4,991,104)	4,191,498

OTHER INCOME (EXPENSE)
Interest expense	(244,672)	(551,839)	(484,077)	(1,281,668)
Other non-operating income	559,383	521,798	1,112,594	1,069,856
Patronage dividend income	-	1,500	358,367	248,580
Total other income (expense)	314,711	(28,541)	986,884	36,768

INCOME (LOSS) BEFORE INCOME TAXES	(1,124,111)	2,170,925	(4,004,220)	4,228,266

INCOME TAX EXPENSE (BENEFIT)	-	300	300	300

NET INCOME (LOSS)	$(1,124,111)	$2,170,625	$(4,004,520)	$4,227,966

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$(0.04)	$0.07	$(0.13)	$0.14

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(4,004,520)	$4,227,966
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	1,293,427	1,267,323
(Gain) loss on sales of property and equipment	9,737	-
Unrealized (gain) in market value on trading securities	(7,931)	-
Non-cash patronage dividends	(125,428)	(123,540)
Change in current assets and liabilities	(20,500,237)	(11,724,910)
NET CASH (USED FOR) OPERATING ACTIVITIES	(23,334,952)	(6,353,161)

INVESTING ACTIVITIES
Proceeds from investments in cooperatives	-	420,120
Retirement of patronage dividends	55,052	376,517
Patent costs	(78,993)	(84,297)
Proceeds from sales of property and equipment	12,431	-
Purchase of property and equipment	(762,449)	(194,093)
NET CASH (USED FOR) FROM INVESTING ACTIVITIES	(773,959)	518,247

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	2,173,299	(1,054,597)
Net (payments) proceeds from seasonal borrowings	19,904,473	10,470,952
Distributions to members	-	(3,766,059)
Decrease (increase) in subscriptions receivable	-	312,668
Proceeds from long-term debt	2,030,984	-
Principal payments on long-term debt	-	(5,948)
NET CASH FROM FINANCING ACTIVITIES	24,108,756	5,957,016

NET CHANGE IN CASH AND CASH EQUIVALENTS	(155)	122,102

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,332	9,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,177	$131,349

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:	2009	2008

Interest	$466,594	$1,121,444

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements as of and for the periods ended June 30, 2009 and 2008 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2008 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165), which is applicable to the accounting for and disclosure of subsequent events not otherwise addressed in GAAP. SFAS No. 165 defines subsequent events as “events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued.” The adoption of SFAS No. 165 requires the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  For public entities, financial statements are considered “issued” when they are widely distributed to shareholders and other financial users for general use and reliance in a form and format that complies with GAAP. SFAS No. 165 is effective for fiscal years and interim periods ending after June 15, 2009.  The Company has evaluated subsequent events through August 13, 2009, which is the date they issued their financial statements.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS No. 166), which is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS No. 166 is effective for fiscal years and interim periods beginning after November 15, 2009.  Earlier adoption is prohibited. Management does not expect the adoption of SFAS No. 166 to have a material impact on the Company’s financial position or results of operations.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (SFAS No. 167), which makes significant changes to the model for determining who should consolidate a variable interest entity and addresses how often this assessment should be performed. SFAS No. 167 requires all existing arrangements to be evaluated, and must be adopted through a cumulative-effect adjustment. SFAS No. 167 is effective for fiscal years and interim periods beginning after November 15, 2009.  Earlier adoption is prohibited.  Management is evaluating the impact adoption may have on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (Codification) will become the sole source of authoritative generally accepted accounting principles in the United States of America (GAAP) and will supersede all existing non-SEC accounting and reporting standards. Once the Codification is in effect, all of its content will carry the same level of authority, and any accounting guidance not contained within the Codification will become non-authoritative. SFAS No. 168 is effective for fiscal years and interim periods ending after September 15, 2009.  Because the Codification is not intended to change GAAP, the adoption of this standard will not have an impact on the Company’s financial results; however, the Company’s disclosures and references to accounting standards will change to reflect the new Codification structure.

Reclassifications

Reclassifications have been made to the June 30, 2008 financial information to conform to the current period presentation. These reclassifications have no effect on previously reported net income or members’ equity.

NOTE 2 - INVENTORIES

	2009	2008

Finished goods	$14,289,125	$5,960,820
Raw materials and other	16,469,344	16,660,855

Totals	$30,758,469	$22,621,675

NOTE 3 - NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires February 1, 2010. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. On March 23, 2009, the Company amended its Master Loan Agreement.  Under the amendment, the Company may borrow up to $40 million. Interest accrues at a variable rate (3.06% at June 30, 2009).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases.  There were advances outstanding of $19,904,473 and $0 at June 30, 2009 and December 31, 2008, respectively.  The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $19,620,000 as of June 30, 2009.

The Company is in violation of one of its loan covenants with CoBank as of June 30, 2009 but received a waiver from CoBank through August 31, 2009.  The loan covenant requires the Company to maintain a minimum working capital of $7.5 million through August 31, 2009 and $9.0 million at September 30, 2009.  At June 30, 2009, working capital was approximately $7.0 million.  The Company is currently negotiating with CoBank to modify their loan agreement.  Based on these negotiations, management anticipates that the Company will comply with the working capital covenant after August 31, 2009.

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

On January 31, 2007, the Company was named as a defendant in a lawsuit filed in the U.S District Court for the District of Minnesota, along with other individual defendants, including the Company’s chief executive officer, commercial manager, and two Board members. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that the Company breached a heads of agreement with Transocean dated April 28, 2006.  The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by the Company and Transocean as shareholders. Transocean alleges that the individual defendants breached fiduciary duties to High Plains Biofuels. Transocean is seeking relief for its expectation damages which is unknown at this time.  Based upon their investigation of the facts surrounding the case, management believes that Transocean’s allegations are meritless and are vigorously defending the action.  The Company filed an answer to Transocean’s complaint on September 17, 2007.  Transocean filed an amendment complaint on January 18, 2008 to which the Company filed an answer on February 7, 2008.  The Company also filed a motion for summary judgment on January 15, 2009, and oral arguments were heard in May 2009.  No trial date has been set for this lawsuit.  Management cannot provide, however, any assurance that the Company will be successful in disposing of the case or that any costs of settlement or damages would not be material if they are unable to get the case dismissed.

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period re-audited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to re-audit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of June 30, 2009 and December 31, 2008, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets.  Amounts recorded as temporary equity totaled $140,491 as of June 30, 2009 and December 31, 2008, consisting of 70,750 Class A capital units.

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

As of June 30, 2009 and December 31, 2008, the value of the Company’s open futures, options and forward contracts was approximately $(1,478,913) and $1,362,559, respectively.

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	June 30, 2009	June 30, 2009
Derivatives not designated as hedging under SFAS 133:
Commodity contracts	Current Assets	$2,659,593	$4,138,506

During the six months ending June 30, 2009, net realized and unrealized losses on derivative transactions were recognized in the consolidated statement of operations as follows:

	Location of Net Gain	Net Gain (Loss) Recognized on
	(Loss) Recognized	Derivative Activities for the:
	in Earnings on	Three-Months Ended	Six-Months Ended
	Derivative Activities	June 30, 2009	June 30, 2009

Derivatives not designated as hedging under SFAS 133:
Commodity contracts	Cost of Sales	$3,882,414	$5,248,422

The Company recorded a gain of $5,248,422 in cost of goods sold related to its commodity derivative instruments for the six months ended June 30, 2009.

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2009:

	Fair Value as of June 30, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$9,177	$-	$-	$9,177

Trading securities	$285,644	$-	$-	$285,644

Inventory	$526,447	$28,130,856	$-	$28,657,303

Margin deposits (deficits)	$1,341,868	$-	$-	$1,341,868

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

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and six-month periods ended June 30, 2009, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2008.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2008.

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

In efforts to increase the value of the products we produce, we continue to invest in our subsidiary, USSC, for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. For the six months ended June 30, 2009, USSC achieved a substantial improvement in its gross margin per unit sold compared to the same period of 2008; however, it continues to operate at a loss.

In terms of overall operations between periods, we generated a net loss of $4.0 million for the six months ended June 30, 2009, compared to a net profit of $4.2 million for the same period in 2008, a decrease of $8.2 million or $0.67 per bushel processed.  Profits decreased primarily due to a reduction of $9.7 million in gross margin. Lower margins were caused by a decrease in revenues of $3.62 per soybean bushel between periods, while cost of product sold only decreased by $2.85 per bushel between periods. Factors contributing to this result include a tight domestic soybean supply, reduced demand for soy products due to high feed prices and a struggling U.S. biodiesel industry, and a lower quality (lower oil content and higher moisture) soybean crop locally from 2008. These lower margins were partially offset by a $2.5 million decrease in energy, interest, and administrative expenses.

We anticipate that our results of operations for the remainder of 2009 could look similar to the first half of 2009, at least until the 2009 harvest. Tight soybean supplies and economic uncertainty, domestically and internationally, will continue to contribute to price volatility in the commodity and petroleum markets. An effective use of risk management and operating prudently will likely be our best tools for handling these challenges.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2009 and 2008

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008
		% of		% of
	$	Revenue	$	Revenue

Revenue	$60,496,800	100.0	$101,249,185	100.0
Cost of revenues	(60,886,112)	(100.7)	(97,605,313)	(96.4)
Administrative expenses	(1,049,510)	(1.7)	(1,444,406)	(1.4)
Other income (expense)	314,711	0.5	(28,541)	(0.1)
Income tax (expense) benefit	—	—	(300)	(0.0)

Net income (loss)	$(1,124,111)	(1.9)	$2,170,625	2.1

Revenue – Revenue decreased $40.8 million, or 40.2%, for the second quarter of 2009 compared to the same period in 2008.  The decrease in revenues is primarily due to decreases in the average sales price and volume of all soybean products.  The average sales price of our soybean products decreased approximately 29% in the second quarter of 2009, compared to the same period in 2008.  The principal cause for this decrease is a reduction in the price of crude petroleum oil and its refined products, which has been the primary driving factor for the price fluctuation of our products over the last few years.  In addition to the decrease in sales price, we experienced a 22.5% decrease in sales volume of soybean products during the second quarter of 2009, compared to the same period in 2008.  The decrease in sales volume of soybean products is attributed to a decrease in soybeans crushed, higher moisture and lower oil yields per bushel crushed, and changes in customer demand for our soybean oil.  As a result of a tight local soybean crop, we decreased the amount of soybeans crushed at our facility by approximately 16.4% during the second quarter of 2009 compared to the same period in 2008, thus reducing the amount of our products available to be sold.  In addition, soybeans harvested locally in the fall of 2008 had higher moisture and lower oil content than an average crop, therefore decreasing the amount of soybean meal and oil produced from a bushel of soybeans.  Finally, reduced sales volume of refined and bleached soybean oil to ACH Foods, our primary customer for soybean oil historically, has required us to seek an expanded customer base for our soybean oil.  However, the demand for our oil from the new customer base, particularly the biodiesel industry, has fluctuated dramatically due to price volatility.  We expect this fluctuation to continue for the near future.

Gross Profit/Loss – For the second quarter of 2009, we generated a gross loss of $0.4 million compared to a gross profit of $3.6 million for the second quarter of 2008.  The $4.0 million change in gross profit (loss) is primarily attributed to lower crush margins, a 16.4% decrease in the volume of soybeans crushed, and the higher moisture and lower oil content from soybeans harvested locally in 2008. Due to a large decrease in commodity prices since the summer of 2008, as well as the USDA projecting a tight soybean carryout for 2008-2009, soybean suppliers were reluctant sellers in the first half of 2009. This reluctance has increased the cost of purchasing soybeans for the crushing process and, therefore, lowered our crush margins.  Offsetting in part this decrease in gross profit is a decrease in production costs of $0.3 million for the second quarter of 2009 compared to the same period in 2008. Production costs decreased between periods primarily due to a decrease in energy costs.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $395,000, or 27.3%, for the second quarter of 2009 compared to the same period in 2008.  Approximately 46% of this decrease is due to a decrease in professional fees, 39% due to a decrease in personnel costs, and 11% due to a decrease in our operating expenses associated with USSC.

Interest Expense – Interest expense decreased 55.7% for the second quarter of 2009 compared to the same period in 2008.  This decrease is due to lower debt levels resulting from lower soybean prices, inventory quantities and accounts receivable, as well as lower interest rates on our senior debt.  The average debt level during the second quarter of 2009 is approximately $19.5 million compared to an average debt level of approximately $40.0 million during the same period in 2008.  The annual interest rate on our senior debt is 3.06% and 4.50% as of June 30, 2009 and 2008, respectively.

Other Non-Operating Income – Other non-operating income remained constant for the second quarter of 2009 compared to the same period in 2008.

Net Income/Loss – The $3.3 million decrease in net income for the second quarter of 2009, compared to the same period in 2008, is primarily attributable to a decrease in gross profit, partially offset by decreases in administrative and interest expenses.

Comparison of the six months ended June 30, 2009 and 2008

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
		% of		% of
	$	Revenue	$	Revenue

Revenue	$121,454,512	100.0	$188,517,599	100.0
Cost of revenues	(123,995,665)	(102.1)	(181,347,206)	(96.2)
Administrative expenses	(2,449,951)	(2.0)	(2,978,895)	(1.6)
Other income (expense)	986,884	0.8	36,768	0.0
Income tax (expense) benefit	(300)	(0.0)	(300)	(0.0)

Net income (loss)	$(4,004,520)	(3.3)	$4,227,966	2.2

Revenue – Revenue decreased $67.1 million, or 35.6%, for the six-month period ended June 30, 2009 compared to the same six-month period in 2008.  The decrease in revenues is primarily due to decreases in the average sales price and volume of all soybean products.  The average sales price of our soybean products decreased approximately 26.7% in the first six months of 2009, compared to the same period in 2008.  The principal cause for this decrease is a reduction in the price of crude petroleum oil and its refined products, which has been the primary driving factor for price fluctuation of our products the last few years.  In addition to the decrease in sales price, we experienced a 16.0% decrease in the sales volume of soybean products during the six-month period ended June 30, 2009 compared to the same period in 2008.  The decrease in sales volumes of soybean products is attributed to a decrease in amount of soybeans crushed, higher moisture and lower oil content in the local 2008 soybean crop, and changes in customer demand for our soybean oil.  As a result of a tight local soybean crop, we decreased the amount of soybeans crushed at our facility by approximately 12.1% during the six-month period ended June 30, 2009 compared to the same period in 2008, thus reducing the amount of our products available to be sold. In addition, soybeans harvested locally in the fall of 2008 had higher moisture and lower oil content than an average crop, therefore decreasing the amount of soybean meal and oil produced from a bushel of soybeans.  Finally, reduced sales volume of refined and bleached soybean oil to ACH Foods, our primary customer for soybean oil historically, has required us to seek an expanded customer base for our soybean oil.  However, the demand for our oil from the new customer base, particularly the biodiesel industry, has fluctuated dramatically due to price volatility.

Gross Profit/Loss – For the first two quarters of 2009, we generated a gross loss of $2.5 million compared to a gross profit of $7.2 million for the same period in 2008.  The $9.7 million change in gross profit (loss) is primarily attributed to lower crush margins, a 12.1% decrease in the volume of soybeans crushed, and higher moisture and lower oil content from soybeans harvested locally in 2008. Due to a large decrease in commodity prices since the summer of 2008, as well as the USDA projecting a tight soybean carryout for 2008-2009, soybean suppliers were reluctant sellers in the first half of 2009. This reluctance has increased the cost of purchasing soybeans for the crushing process and, therefore, lowered our crush margins.  Offsetting in part this decrease in gross profit is a decrease in production costs of $0.6 million for the first six months of 2009 compared to the same period in 2008. Production costs decreased between periods primarily due to a decrease in energy costs.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $529,000, or 17.8%, for the six-month period ended June 30, 2009 compared to the same period in 2008.  Approximately 36% of this decrease is due to a decrease in professional fees, 36% due to a decrease in personnel costs, and 8% due to a decrease in our operating expenses associated with USSC.  These decreases in administrative expenses are partially offset by an increase in bad debt expense of approximately $150,000 during the first half of 2009 compared to the same period in 2008.

Interest Expense – Interest expense decreased 62.2% for the six months ended June 30, 2009 compared to the same period in 2008.  This decrease is due to lower debt levels resulting from lower soybean prices, inventory quantities and accounts receivable, as well as lower interest rates on our senior debt.  The average debt level during the first six-month period of 2009 is approximately $18.8 million compared to an average debt level of approximately $43.7 million during the same period in 2008.  Similarly, the annual interest rate on our senior debt is 3.06% and 4.50% as of June 30, 2009 and 2008, respectively.

Other Non-Operating Income – Other non-operating income increased 11.6% for the six-month period ended June 30, 2009, compared to the same period in 2008.  This increase is due to a $111,000 increase in patronage dividends received from CoBank in the first half of 2009 compared to the same period in 2008.

Net Income/Loss – The $8.2 million change in net income (loss) for the six-month period ended June 30, 2009, compared to the same period in 2008, is primarily attributable to a decrease in gross profit, partially offset by decreases in administrative and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2009, we had working capital, defined as current assets less current liabilities, of approximately $7.0 million, compared to working capital of $12.1 million on June 30, 2008.  Working capital decreased between periods primarily due to a decrease in net income. Despite this decrease, we anticipate for the foreseeable future having sufficient cash flows from operations and our revolving debt to fund working capital, cover operating expenses and capital expenditures, and meet debt service obligations.

A summary of our cash flow from operating, investing and financing activities for each of the six-month periods ended June 30, 2009 and 2008:

	2009	2008

Net cash (used for) operating activities	$(23,334,952)	$(6,353,161)
Net cash (used for) from investing activities	(773,959)	518,247
Net cash from financing activities	24,108,756	5,957,016

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. The increase in cash flows used for operating activities is primarily attributed to a decrease in net income and a larger increase in net operating assets and liabilities during the six months ended June 30, 2009 compared to the same period in 2008.  The increase in net operating assets and liabilities is caused by an increase in commodity prices between December 31, 2008 and June 30, 2009 which increased inventories and margin deposits and decreased accrued commodity purchases during the same period.

Cash Flows from Investing Activity

The $1.3 million change in cash flows from (used for) investing activities between the six months ended June 30, 2009 and the same period in 2008 is primarily attributed to decreases in the amount received in 2009 from our investments in MnSP and CHS, Inc., as well as an increase in the amount of purchases of property and equipment. In the six months ended June 30, 2008, following a mandatory unit retain investment of $420,000 in MnSP in 2006, MnSP repaid us the unit retains, compared to no payment during the same period in 2009.  In addition, during the six-months ended June 30, 2009, we received $55,000 from the retirement of patronage dividends by CHS, compared to $377,000 during the same period in 2008. Property and equipment purchases for general capital improvements were $762,000 during the six-months ended June 30, 2009 compared to $194,000 for the same period in 2008.

Cash Flows from Financing Activity

The increase in cash flows from financing activities is principally due to a $11.7 million increase in seasonal and long-term borrowings and a $3.8 million decrease in distributions paid to members during the six months ended June 30, 2009, compared to the same period in 2008. During the first six-month period of 2008, we distributed approximately $3.8 million to our members compared to no distributions during the same period in 2009.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations.  The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $11.9 million, and then pay down the principal whenever excess cash is available.  Repaid amounts may be borrowed up to the available credit line. Prior to an amendment of our Master Loan Agreement with CoBank on March 23, 2009 (see below), the available credit line was scheduled to be reduced by $1.3 million every six months until maturity on March 20, 2013. The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed.  The principal balance outstanding on the revolving term loan is $11.9 million and $13.2 million as of June 30, 2009 and 2008, respectively.  There are no remaining commitments available to borrow on the revolving term loan as of June 30, 2009.

The second credit line is a revolving working capital loan that matures on February 1, 2010.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $40 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.  The principal balance on the working capital loan is approximately $19.9 million and $33.9 million as of June 30, 2009 and 2008, respectively.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on both the revolving term and working capital loans is 3.06% and 4.50% as of June 30, 2009 and 2008, respectively.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.

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

We were in violation with one of our loan covenants with CoBank as of June 30, 2009 but received a waiver from CoBank through August 31, 2009. The loan covenant requires us to maintain a minimum working capital of $7.5 million through August 31, 2009 and $9.0 million at September 30, 2009, but our actual working capital was $7.0 million at June 30, 2009. We are currently negotiating with CoBank to modify our loan agreement. Based on these negotiations, we anticipate that we will comply with the working capital covenant after August 31, 2009.

We also have another long-term note payable totaling $250,000, with an annual interest rate of 15.0% as of June 30, 2009. We made principal payments of $0 and $6,000 on these other long-term obligations during the six months ended June 30, 2009 and 2008, respectively.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, and AIG Rail Services for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $1.0 million for each of the six-month periods ended June 30, 2009 and 2008. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $0.8 million for each of the six months ended June 30, 2009 and 2008.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $96,000 and $97,000 for the six-month periods ended June 30, 2009 and 2008, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of our Financial Statements for a discussion on the impact, if any, of the recently pronounced accounting standards.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 31, 2007, we were named as a defendant in a lawsuit filed in the U.S. District Court for the District of Minnesota, along with other individual defendants, including our chief executive officer, Rodney Christianson, commercial manager, Tom Kersting, and Board member, Dan Feige, and former board member, Rodney Skalbeck. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that we breached a heads of agreement with Transocean dated April 28, 2006.  The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by us and Transocean as shareholders. Transocean alleges that the individual defendants breached fiduciary duties to High Plains Biofuels. Transocean is currently seeking restitution damages, the value of which is uncertain and disputed at this time.  Based upon our investigation of the facts surrounding the case, we believe that Transocean’s allegations are meritless, and we are vigorously defending the action. We filed answers to Transocean’s complaint on September 17, 2007 and amended complaint on February 7, 2008. We also filed a motion for summary judgment on January 15, 2009 and oral arguments were held on the motion on May 20, 2009.  We cannot provide, however, any assurance that we will be successful in disposing of the case or that any costs of settlement or damages would not be material if we are unable to get the case dismissed.

Item 1A.	Risk Factors.

During the quarter ended June 30, 2009, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 16, 2009, we held our annual meeting of members in Brookings, South Dakota.  At the meeting, Robert Nelson, Alan Christensen, Dan Feige, James Jepsen, Maurice Odenbrett, Lyle Trautman and Gary Wertish were reelected to the Board of Managers. Paul Barthel, Dean Christopherson, David Driessen, Paul Dummer, Wayne Enger, Ronald Gorder, Marvin Hope, Jerome Jerzak, Peter Kontz, Bryce Loomis, Robert Nelsen, Randy Tauer, Delbert Tschakert and Ardon Wek, will remain on the board until their terms expire, they are reelected, or their earlier death, resignation or removal.

VOTE TABULATION FOR BOARD OF MANAGER NOMINEES

Nominee	For	Abstentions
District One
Robert Nelson	Unanimous

District 2
Alan Christensen	Unanimous

District 3
Dan Feige	Unanimous

District 4
James Jepsen	Unanimous

District 5
Maurice Odenbrett	Unanimous

District 6
Lyle Trautman	Unanimous

District 7
Gary Wertish	Unanimous

Item 5.	Other Information

None.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: August 14, 2009
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