Form 10-Q
period 2009-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2009-11-12
CIK 1163609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 12, 2009, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009 AND 2008

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”) as of September 30, 2009, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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

Eide Bailly LLP

November 12, 2009
Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	December 31,
	(Unaudited)	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$150	$9,332
Trade accounts receivable, less allowance for uncollectible accounts of $56,000 and $78,000 at September 20, 2009 and December 31, 2008, respectively	18,331,031	18,939,727
Inventories	9,167,825	22,621,675
Prepaid expenses	211,686	544,105
Total current assets	27,710,692	42,114,839

PROPERTY AND EQUIPMENT	55,316,689	54,344,281
Less accumulated depreciation	(32,583,752)	(31,038,838)
Total property and equipment, net	22,732,937	23,305,443

OTHER ASSETS
Investments in cooperatives	7,848,625	8,055,962
Notes receivable - members	148,898	148,898
Patents and other intangible assets, net	5,382,189	5,640,572
Total other assets	13,379,712	13,845,432

Total assets	$63,823,341	$79,265,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS – continued

	September 30,
	2009	December 31,
	(Unaudited)	2008
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$937,005	$2,408,396
Current maturities of long-term debt	2,850,000	819,017
Note payable - seasonal loan	1,394,052	-
Accounts payable	665,944	1,117,600
Accrued commodity purchases	14,329,988	25,174,258
Margin deposit deficit	49,512	252,281
Accrued expenses	1,518,249	1,890,668
Accrued interest	97,677	88,281
Total current liabilities	21,842,427	31,750,501

LONG-TERM LIABILITIES
Long-term debt, less current maturities	8,000,000	9,300,000
Deferred compensation	68,303	107,405
Total long-term liabilities	8,068,303	9,407,405

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of
$2,259, consisting of 70,750 Class A capital units	140,491	140,491

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding	33,772,120	37,967,317

Total liabilities, temporary equity and members' equity	$63,823,341	$79,265,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

	Three Months Ended September 30:		Nine Months Ended September 30:
	2009	2008	2009	2008

NET REVENUES	$77,880,978	$102,168,282	$199,335,490	$290,685,881

COST OF REVENUES
Cost of product sold	69,918,841	92,078,920	178,437,137	255,224,596
Production	3,213,340	4,960,146	11,094,511	13,464,385
Freight and rail	3,872,284	4,648,210	11,332,779	14,205,572
Brokerage fees	110,034	98,117	245,737	238,046
Total cost of revenues	77,114,499	101,785,393	201,110,164	283,132,599

GROSS PROFIT (LOSS)	766,479	382,889	(1,774,674)	7,553,282

OPERATING EXPENSES
Administration	1,178,105	1,669,148	3,628,056	4,648,043
OPERATING PROFIT (LOSS)	(411,626)	(1,286,259)	(5,402,730)	2,905,239

OTHER INCOME (EXPENSE)
Interest expense	(319,686)	(578,638)	(803,763)	(1,860,306)
Other non-operating income	540,634	627,088	1,653,228	1,696,944
Patronage dividend income	-	-	358,367	248,580
Total other income (expense)	220,948	48,450	1,207,832	85,218

INCOME (LOSS) BEFORE
INCOME TAXES	(190,678)	(1,237,809)	(4,194,898)	2,990,457

INCOME TAX EXPENSE (BENEFIT)	-	-	300	300

NET INCOME (LOSS)	$(190,678)	$(1,237,809)	$(4,195,198)	$2,990,157

BASIC AND DILUTED EARNINGS
(LOSS) PER CAPITAL UNIT	$(0.01)	$(0.04)	$(0.14)	$0.10

WEIGHTED AVERAGE NUMBER OF
UNITS OUTSTANDING FOR
CALCULATION OF BASIC AND
DILUTED EARNINGS (LOSS)
PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND 2008

	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(4,195,198)	$2,990,157
Charges and credits to net income (loss)
not affecting cash:
Depreciation and amortization	1,934,966	1,892,410
(Gain) loss on sales of property and equipment	9,737	(26,500)
Unrealized (gain) in market value on trading securities	(7,931)	-
Non-cash patronag dividends	(125,428)	(123,540)
Change in current assets and liabilities	2,494,145	10,594,260
NET CASH FROM OPERATING ACTIVITIES	110,291	15,326,787

INVESTING ACTIVITIES
Proceeds from investments in cooperatives	285,644	420,120
Retirement of patronage dividends	55,052	376,517
Patent costs	(97,861)	(100,498)
Proceeds from sales of property and equipment	12,431	26,500
Purchase of property and equipment	(1,028,383)	(839,026)
NET CASH (USED FOR) FROM INVESTING ACTIVITIES	(773,117)	(116,387)

FINANCING ACTIVITIES
Change in excess of outstanding checks over
bank balances	(1,471,391)	4,702,371
Net (payments) proceeds from seasonal borrowings	1,394,052	(15,389,418)
Distributions to members	-	(3,766,059)
Decrease (increase) in subscriptions receivable	-	314,983
Proceeds from long-term debt	4,967,079	-
Principal payments on long-term debt	(4,236,096)	(1,038,086)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	653,644	(15,176,209)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,182)	34,191

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	9,332	9,247

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150	$43,438

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:	2009	2008

Interest	$794,367	$1,758,146

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

STATEMENTS OF CASH FLOWS – page 2

NOTE 1 -  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements as of and for the periods ended September 30, 2009 and 2008 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2008 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles (formerly SFAS No. 168, The FASB Accounting Standards Codification”™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). ASC 105 establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  The Company adopted ASC 105 on September 30, 2009.  Because the Codification is not intended to change GAAP, the adoption of this standard did not have an impact on the Company’s financial results; however, the Company’s disclosures and references to accounting standards changed to reflect the new Codification structure.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events).  ASC 855 establishes general accounting standards  to account for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”. More specifically, these changes require the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  For public entities, financial statements are considered “issued” when they are widely distributed to shareholders and other financial users for general use and reliance in a form and format that complies with GAAP.  The Company adopted the provisions of this standard on June 30, 2009.  The Company has evaluated subsequent events through November 12, 2009, which is the date they issued their financial statements, and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

(continued on next page)
6

STATEMENTS OF CASH FLOWS – page 2

In June 2009, the FASB issued ASC 860, Transfers and Servicing (formerly SFAS No. 166, Accounting for Transfers of Financial Assets). ASC 860 requires additional disclosure of transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets. These changes eliminate the concept of a “qualifying special purpose entity”, amend the requirements for derecognizing financial assets, and require additional disclosures. These changes are effective for fiscal years and interim periods beginning after November 15, 2009.  Earlier adoption is prohibited. Management does not expect the adoption of this standard to have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued ASC 810, Consolidation (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)) regarding the consolidation of variable interest entities.  ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for fiscal years and interim periods beginning after November 15, 2009.  Earlier adoption is prohibited.  Management is evaluating the impact adoption may have on the Company’s financial position, results of operations and cash flows.

NOTE 2 -  INVENTORIES

	2009	2008

Finished goods	$5,624,004	$5,960,820
Raw materials and other	3,543,821	16,660,855

Totals	$9,167,825	$22,621,675

NOTE 3 -  NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires August 1, 2010. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. On September 16, 2009, the Company amended its Master Loan Agreement.  Under the amendment, the Company may borrow up to $30 million. Interest accrues at a variable rate (3.25% at September 30, 2009).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases.  There were advances outstanding of $1,395,052 and $0 at September 30, 2009 and December 31, 2008, respectively.  The remaining available funds to borrow under the terms of the revolving credit agreement are $28,604,948 as of September 30, 2009.

The Company is in violation of one of its loan covenants with CoBank as of September 30, 2009 but received a waiver from CoBank.  The loan covenant requires the Company to maintain a minimum working capital of $7.5 million at fiscal year-end (December 31st) and $6.0 million at the end of each other period for which the financial statements are to be furnished.  At September 30, 2009, working capital was approximately $5.9 million.

(continued on next page)
7

STATEMENTS OF CASH FLOWS – page 2

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

On January 31, 2007, the Company, along with other individuals, including the Company’s chief executive officer, commercial manager, a Board member, and a former Board member, were named as defendants in a lawsuit filed in the U.S District Court for the District of Minnesota. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that the Company breached a heads of agreement with Transocean dated April 28, 2006.  The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by the Company and Transocean as shareholders. Transocean alleges that the individual defendants breached fiduciary duties to High Plains Biofuels. Based upon their investigation of the facts surrounding the case, management believes that Transocean’s allegations are meritless and are vigorously defending the action.  The Company filed answers to Transocean’s complaint on September 17, 2007 and amended complaint on February 7, 2008.  The Company also filed a motion for summary judgment on January 15, 2009, and oral arguments were heard in May 2009.  On September 30, 2009, the U.S. District Court ruled on the Company’s motion for summary judgment, dismissing a majority of the Plaintiff’s claims.  The trial date for the claims not denied in the Company’s motion of summary judgment has been set for January 4, 2010.  While management cannot provide any assurance that the Company will be successful in disposing of the case or that any costs of settlement or damages would not be material, management does not believe that payment of damages is probable and is unable to estimate the extent of the potential loss, if any, at this time.

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period re-audited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to re-audit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of September 30, 2009 and December 31, 2008, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under FAS 5. Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets.  Amounts recorded as temporary equity totaled $140,491 as of September 30, 2009 and December 31, 2008, consisting of 70,750 Class A capital units.

(continued on next page)
8

STATEMENTS OF CASH FLOWS – page 2

NOTE 5 -  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, FASB issued ASC 815, Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). ASC 815 requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The guidance requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As ASC 815 is only disclosure related, it did not have an impact on our financial position, results of operation or cash flows.

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

As of September 30, 2009 and December 31, 2008, the value of the Company’s open futures, options and forward contracts was approximately $(846,617) and $1,362,559, respectively.

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	September 30, 2009	September 30, 2009
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$2,453,457	$3,300,073

During the nine months ending September 30, 2009, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Location of Net Gain	Net Gain (Loss) Recognized on
	(Loss) Recognized	Derivative Activities for the:
	in Earnings on	Three-Months Ended	Nine-Months Ended
	Derivative Activities	September 30, 2009	September 30, 2009
Derivatives not designated as hedging instruments:
Commodity contracts	Cost of Sales	$4,816,815	$10,065,237

The Company recorded a gain of $10,065,237 in cost of goods sold related to its commodity derivative instruments for the nine months ended September 30, 2009.

(continued on next page)
9

STATEMENTS OF CASH FLOWS – page 2

NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In February 2006, FASB issued ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurement).  ASC 820 defines fair value, establishes a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, this guidance establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  The adoption of ASC 820 had an immaterial impact on the Company’s financial statements.  The three levels of hierarchy and examples are as follows

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange and commodity derivative contracts listed on the Chicago Board of Trade (“CBOT”).

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

The following table sets forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2009:

	Fair Value as of September 30, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$150	$-	$-	$150

Inventory	$1,354,608	$5,817,652	$-	$7,172,260

Margin deposits (deficits)	$(49,512)	$-	$-	$(49,512)

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

10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and nine-month periods ended September 30, 2009, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2008.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2008.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 27 million bushels of soybeans annually to produce approximately 600,000 tons of high protein soybean meal and 300 million pounds of crude soybean oil. Our production represents approximately 1.5% of the total soybean processing capacity in the United States. In addition to our processing plant, we operate a soybean oil refinery in Volga where we produce partially refined soybean oil. The partially refined soybean oil is sold to customers in the food, chemical and industrial sectors. Under certain market conditions we may issue warehouse receipts for crude oil according to the terms and conditions of the Chicago Board of Trade (CBOT) soybean oil contract.  Other activities that generate income are our investment in Minnesota Soybean Processors (MnSP), as well as through management and consulting agreements.

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

In efforts to increase the value of the products we produce, we continue to invest in our subsidiary, Urethane Soy Systems Company (USSC), for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. For the nine months ended September 30, 2009, USSC achieved a substantial improvement in its gross margin per unit sold compared to the same period of 2008, maintained sales volume in a depressed housing market, and achieved a significant advancement in our Soyol® molecule through our research efforts. Despite our efforts, though, USSC continues to operate at a loss.

In terms of overall operations between periods, we generated a net loss of $4.2 million for the nine months ended September 30, 2009, compared to a net profit of $3.0 million for the same period in 2008, a decrease of $7.2 million or $0.38 per bushel processed.  Profits decreased primarily due to a reduction of $9.3 million in gross margin and a 10.8% reduction in our 2009 production volume. Lower margins were caused by a decrease in revenues of $3.36 per soybean bushel between periods, while cost of product sold only decreased by $2.88 per bushel between periods. Factors contributing to this result include a tight domestic soybean supply, reduced demand for soy products due to high feed prices and a struggling U.S. biodiesel industry, and a lower quality (lower oil content and higher moisture) soybean crop locally from 2008. These lower margins were partially offset by a $4.5 million decrease in production, interest, and administrative expenses.

We anticipate that our results of operations for the remainder of 2009 will improve due to the 2009 soybean crop. The U.S. expects a near record soybean crop and early soybean quality is encouraging. Yet, economic uncertainty, domestically and internationally, will continue to contribute to price volatility in the commodity and petroleum markets. An effective use of risk management and operating prudently will likely be our best tools for handling these challenges.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2009 and 2008

	Quarter Ended September 30, 2009		Quarter Ended September 30, 2008
		% of		% of
	$	Revenue	$	Revenue

Revenue	$77,880,978	100.0	$102,168,282	100.0
Cost of revenues	(77,114,499)	(99.0)	(101,785,393)	(99.6)
Administrative expenses	(1,178,105)	(1.5)	(1,669,148)	(1.6)
Other income (expense)	220,948	0.3	48,450	(0.0)

Net loss	$(190,678)	(0.2)	$(1,237,809)	(1.2)

Revenue – Revenue decreased $24.3 million, or 23.8%, for the third quarter of 2009, compared to the same period in 2008.  The decrease in revenues is primarily due to a decrease in the average sales price of soybean oil.  The average sales price of our soybean oil decreased approximately 42% in the third quarter of 2009, compared to the same period in 2008.  The principal cause for this decrease is a reduction in the price of crude petroleum oil and its refined products, which has been the primary driving factor for the price fluctuation of our products over the last few years.

Gross Profit/Loss – For the third quarter of 2009, we generated a gross profit of $0.8 million, compared to $0.4 million for the third quarter of 2008.  The $0.4 million change in gross profit (loss) is primarily attributed to lower production costs. Production costs decreased by over $1.7 million between periods primarily due to a decrease in energy costs.  Offsetting in part this increase in gross profit are lower crush margins, a 7.7% decrease in the volume of soybeans crushed, and higher moisture and lower oil content from soybeans harvested locally in 2008. Due to a large decrease in commodity prices since the summer of 2008, as well as the USDA projecting a tight soybean carryout for 2008-2009, soybean suppliers were reluctant sellers in 2009. This reluctance has increased our cost of purchasing soybeans in relation to the posted price on the CBOT and, therefore, lowered our crush margins.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $491,000, or 29.4%, for the third quarter of 2009, compared to the same period in 2008.  This decrease is largely due to a decrease in professional fees.

Interest Expense – Interest expense decreased by $0.3 million, or 44.8% for the third quarter of 2009, compared to the same period in 2008.  This decrease is due to lower debt levels resulting from lower soybean prices, inventory quantities and accounts receivable, as well as lower interest rates on our senior debt.  The average debt level during the third quarter of 2009 is approximately $26.8 million, compared to an average debt level of approximately $37.3 million during the same period in 2008.  The annual interest rate on our seasonal loan is 3.25% and 4.50% as of September 30, 2009 and 2008, respectively.

Other Non-Operating Income – Other non-operating income remained relatively constant for the third quarter of 2009 compared to the same period in 2008.

Net Loss – The $1.0 million decrease in net loss for the third quarter of 2009, compared to the same period in 2008, is primarily attributable to decreases in production, administrative and interest expenses, partially offset by decreases in crush margins.

Comparison of the nine months ended September 30, 2009 and 2008

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
		% of		% of
	$	Revenue	$	Revenue

Revenue	$199,335,490	100.0	$290,685,881	100.0
Cost of revenues	(201,110,164)	(100.9)	(283,132,599)	(97.4)
Administrative expenses	(3,628,056)	(1.8)	(4,648,043)	(1.6)
Other income (expense)	1,207,832	0.6	85,218	0.0
Income tax (expense) benefit	(300)	(0.0)	(300)	(0.0)

Net income (loss)	$(4,195,198)	(2.1)	$2,990,157	1.0

Revenue – Revenue decreased $91.4 million, or 31.4%, for the nine-month period ended September 30, 2009, compared to the same nine-month period in 2008.  The decrease in revenues is primarily due to decreases in the average sales price and volume of all soybean products.  The average sales price of our soybean products decreased approximately 22.6% in the first nine months of 2009, compared to the same period in 2008.  The principal cause for this decrease is a reduction in the price of crude petroleum oil and its refined products. In addition to the decrease in sales price, we experienced a 11.1% decrease in the sales volume of soybean products during the nine-month period ended September 30, 2009, compared to the same period in 2008.  The decrease in sales volume of soybean products is attributed to a decrease in amount of soybeans crushed, higher moisture and lower oil content in the local 2008 soybean crop, and changes in customer demand for our soybean oil.  As a result of a tight local soybean crop, we decreased the amount of soybeans crushed at our facility by approximately 10.8% during the nine-month period ended September 30, 2009, compared to the same period in 2008, thus reducing the amount of our products available to be sold. In addition, soybeans harvested locally in the fall of 2008 had higher moisture and lower oil content than an average crop which decreased the amount of soybean meal and oil produced from a bushel of soybeans.  Finally, a reduced sales volume of refined and bleached soybean oil to ACH Foods, our primary customer for soybean oil historically, has required us to seek an expanded customer base for our soybean oil. But the demand for our oil from the new customer base, particularly the biodiesel industry, has fluctuated dramatically due to price volatility.  We expect this fluctuation to continue for the near future.

Gross Profit/Loss – For the first three quarters of 2009, we generated a gross loss of $1.8 million, compared to a gross profit of $7.6 million for the same period in 2008.  The $9.4 million change in gross profit (loss) is primarily attributed to lower crush margins, a 10.8% decrease in the volume of soybeans crushed, and higher moisture and lower oil content from soybeans harvested locally in 2008. Due to a large decrease in commodity prices since the summer of 2008, as well as the USDA projecting a tight soybean carryout for 2008-2009, our soybean suppliers were reluctant sellers in 2009. This reluctance has increased the cost of purchasing soybeans in relation to the posted price on the CBOT and, therefore, lowered our crush margins.  Offsetting in part this decrease in gross profit is a decrease in production costs of $2.4 million for the first nine months of 2009, compared to the same period in 2008. Production costs decreased between periods primarily due to a decrease in energy costs.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $1.0 million, or 21.9%, for the nine-month period ended September 30, 2009, compared to the same period in 2008.  Approximately 71% of this decrease is due to a decrease in professional fees, 10% due to a decrease in personnel costs, and 10% due to a decrease in our operating expenses associated with USSC.  These decreases in administrative expenses are partially offset by an increase in bad debt expense of approximately $176,000 during the nine-month period ended September 30, 2009, compared to the same period in 2008.

Interest Expense – Interest expense decreased $1.1 million, or 56.8%, for the nine months ended September 30, 2009, compared to the same period in 2008.  This decrease is due to lower debt levels resulting from lower soybean prices, inventory quantities and accounts receivable, as well as lower interest rates on our senior debt.  The average debt level during the first nine-month period of 2009 is approximately $21.5 million compared to an average debt level of approximately $41.6 million during the same period in 2008.  Similarly, the annual interest rate on our seasonal loan is 3.25% and 4.50% as of September 30, 2009 and 2008, respectively.

Other Non-Operating Income – Other non-operating income remained relatively constant for the nine-month period ended September 30, 2009, compared to the same period in 2008.

Net Income/Loss – The $7.2 million change in net income (loss) for the nine-month period ended September 30, 2009, compared to the same period in 2008, is primarily attributable to a decrease in crush margins, partially offset by decreases in production, administrative and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2009, we had working capital, defined as current assets less current liabilities, of approximately $5.9 million, compared to working capital of $9.5 million on September 30, 2008.  Working capital decreased between periods primarily due to a decrease in net income. Despite this decrease, we anticipate for the foreseeable future having sufficient cash flows from operations and our revolving debt to fund working capital, cover operating expenses and capital expenditures, and meet debt service obligations.

A summary of our cash flow from operating, investing and financing activities for each of the nine-month periods ended September 30, 2009 and 2008:

	2009	2008

Net cash from operating activities	$110,291	$15,326,787
Net cash (used for) investing activities	(773,117)	(116,387)
Net cash from (used for) financing activities	653,644	(15,176,209)

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. The $15.2 million decrease in cash flows from operating activities is primarily attributed to a decrease in net income and a smaller increase in net operating assets and liabilities during the nine months ended September 30, 2009, compared to the same period in 2008.  The reduction in change from net operating assets and liabilities is caused by a $0.6 million decrease in accounts receivable between December 31, 2008 and September 30, 2009, compared to a $7.4 million increase during the same period in 2008.

Cash Flows from Investing Activity

The $0.7 million increase in cash flows used for investing activities between the nine months ended September 30, 2009 and the same period in 2008 is primarily attributed to a decrease in the amount received in 2009 from our investment in MnSP, as well as an increase in the amount of purchases of property and equipment. In the nine months ended September 30, 2008, following a mandatory unit retain investment of $420,000 in MnSP in 2006, MnSP repaid us the unit retains, compared to no payment during the same period in 2009. Property and equipment purchases for general capital improvements were $1.0 million during the nine-months ended September 30, 2009, compared to $0.8 million for the same period in 2008.

Cash Flows from Financing Activity

The $15.8 million change in cash flows from (used for) financing activities is principally due to a $12.4 million decrease in borrowings and a $3.8 million decrease in distributions paid to members during the nine months ended September 30, 2009, compared to the same period in 2008.  The decrease in seasonal and long-term borrowings in the first nine months of 2009, compared to the same period in 2008, is largely due to decreases in accounts receivable and inventories caused by a sizeable reduction in commodity prices.  During the nine-month period ended September 30, 2008, we distributed approximately $3.8 million to our members, compared to no distributions during the same period in 2009.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations.  The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $10.6 million, and then pay down the principal whenever excess cash is available.  Repaid amounts may be borrowed up to the available credit line. The available credit line is scheduled to be reduced by $1.3 million every six months until maturity on September 20, 2013. The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed.  The principal balance outstanding on the revolving term loan is $10.6 million and $11.9 million as of September 30, 2009 and 2008, respectively.  There are no remaining commitments available to borrow on the revolving term loan as of September 30, 2009.

The second credit line is a revolving working capital loan that matures on August 1, 2010.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $30 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.  The principal balance on the working capital loan is approximately $1.4 million and $8.1 million as of September 30, 2009 and 2008, respectively.  The remaining available funds to borrow on the revolving working capital loan are $28.6 million as of September 30, 2009.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.50% and 4.50% as of September 30, 2009 and 2008, respectively.  As of September 30, 2009 and 2008, the interest rate on the working capital loan is 3.25% and 4.50%, respectively.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  We were in compliance with all covenants and conditions with CoBank as of September 30, 2009 and as of the date of this filing, except as noted below.

We were in violation with the minimum working capital loan covenant with CoBank as of September 30, 2009 but received a waiver from CoBank. The covenant requires us to maintain a minimum working capital of $7.5 million at our fiscal year-end (December 31st) and $6.0 million at the end of each other period for which the financial statements are to be furnished.  As of September 30, 2009, our actual working capital was $5.9 million.

We also have another long-term note payable totaling $250,000, with an annual interest rate of 15.0% as of September 30, 2009. We made principal payments of $0 and $5,000 on these other long-term obligations during the nine months ended September 30, 2009 and 2008, respectively.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, and AIG Rail Services for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $1.5 million for each of the nine-month periods ended September 30, 2009 and 2008. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $1.2 million for each of the nine months ended September 30, 2009 and 2008.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $153,000 and $176,000 for the nine-month periods ended September 30, 2009 and 2008, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 31, 2007, we, along with other individual defendants, including our chief executive officer, Rodney Christianson, commercial manager, Tom Kersting, Board member, Dan Feige, and former board member, Rodney Skalbeck, were named as defendants in a lawsuit filed in the U.S. District Court for the District of Minnesota. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that we breached a heads of agreement with Transocean dated April 28, 2006.  The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by us and Transocean as shareholders. Transocean alleges that the individual defendants breached certain fiduciary duties to High Plains Biofuels. Based upon our investigation of the facts surrounding the case, we believe that Transocean’s allegations are meritless, and we are vigorously defending the action. We filed answers to Transocean’s complaint on September 17, 2007 and amended complaint on February 7, 2008. We also filed a motion for summary judgment on January 15, 2009, and oral arguments were held on the motion on May 20, 2009.  On September 30, 2009, the U.S. District Court ruled on our motion for summary judgment, dismissing a majority of the Plaintiff’s claims.  The trial date for the claims not denied in our motion for summary judgment has been scheduled for January 4, 2010. While we cannot provide any assurance that we will be successful in disposing of the case or that any costs of settlement or damages would not be material, we do not believe payment of damages is probable and are unable to estimate the extent of a potential loss, if any, at this time.

Item 1A.             Risk Factors.

During the quarter ended September 30, 2009, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2008 Annual Report on Form 10-K.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                Defaults Upon Senior Securities.

None.

Item 4.                Submission of Matters to a Vote of Security Holders.

None

Item 5.                Other Information

None.

Item 6.                Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: November 12, 2009
	By	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amendment to Master Loan Agreement and Security Agreement dated September 16, 2009
10.2	Revolving Term Loan Supplement dated September 16, 2009
10.3	Statused Revolving Credit Supplement dated September 16, 2009.
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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