Form 10-K
period 2009-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2010-03-26
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2009 was approximately $26,444,700. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Information Statement for 2010 Annual Meeting of Members.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports issued by South Dakota Soybean Processors, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report. As stated elsewhere in this report such factors include, among others:

•	Changes in the weather or general economic conditions impacting the availability and price of soybeans and natural gas;

•	Changes in business strategy, capital improvements or development plans;

•	Changes in the availability of credit and interest rates;

•	Damage to or loss of our facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	The availability of additional capital to support capital improvements, development and projects;

•	Changes in perception of food quality and safety; and

•	Other factors discussed under the item below entitled “Risk Factors.”

We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART I

Item 1.   Business.

Overview

South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant, a soybean oil refinery, and a bio-based polyurethane production facility in Volga, South Dakota. We are owned by approximately 2,200 members who principally reside in South Dakota and neighboring states.

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

We began producing crude soybean oil, soybean meal and soybean hulls in late 1996. Since then we have made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we became the majority owner and assumed management control of Urethane Soy Systems Company (USSC), a company to which we sell refined oil and Soyol®, which, in turn, sells such products and Soyol®-based polyurethane products to its customers.  We currently own 100% of USSC.

Industry Information

The soybean processing industry converts soybeans into soybean meal, soybean hulls and soybean oil. A bushel of soybeans typically yields approximately 44 pounds of meal and 11 pounds of crude oil when processed.  While the meal and hulls are mostly consumed by animals, food ingredients are the primary end use for the oil. Crude soybean oil is generally refined for use as salad and cooking oil, baking and frying fat, and to a more limited extent, for industrial uses. Increasingly, the sale of soybean oil for human consumption is impacted by the regulation of trans-fat. Trans-fat is created by the hydrogenation process of products such as soybean oil and plant oils.. Since 2006, the U.S. Food and Drug Administration has required that food processors disclose the level of trans-fatty acids contained in their products. In addition, various local governments in the U.S. have enacted, or are considering enacting, restrictions on the use of trans-fats in restaurants. As a result, many food manufacturers have reduced the amount of hydrogenated soybean oil they include in their products or switched to other oils containing lower amounts of trans-fat.

Soybean production is concentrated in the central U.S., Brazil, Argentina and China. In the 2009 harvest season, the U.S. produced approximately 3.36 billion bushels of soybeans or approximately 36% of estimated world production. The USDA estimates that approximately 60% of soybeans produced in the U.S. are processed domestically, 38% are exported as whole soybeans, and 2% are retained for seed and residual use. Historically, there has been an adequate supply of soybeans produced in South Dakota and the upper Midwest for the soybean processing industry. In 2009, farm producers in South Dakota produced 175 million bushels of soybeans, and producers in the top five producing states produced the following:

State	Production (bushels)
Iowa	486 Million
Illinois	430 Million
Minnesota	284 Million
Indiana	266 Million
Nebraska	259 Million

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

The soybean industry continues diligently to introduce soy-based products as bio-based substitutes for various petroleum-based products. Such products include biodiesel, soy ink, lubricants, candles and plastics. Biodiesel, a substitute for standard, petroleum-based diesel fuel, experienced steady growth in the U.S. until 2008. Since then, however, market conditions, including overcapacity in the industry, price volatility in the petroleum oil market, reduced exports and volatile input costs, have resulted in stagnant growth and more uncertainty in the biodiesel market.

Products & Services

Soybean Processing

We process soybeans at our crushing plant to extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of a soybean bushel is processed and sold as soybean meal or hulls. The remaining percentage of the soybean is extracted as crude soybean oil.  In addition to crude soybean oil, we have the capability at our facility in Volga, South Dakota, to process crude soybean oil into refined oil and a soy-based polyol.

Polyurethane

We produce a bio-based polyol called Soyol® which is used in industrial applications for the polyurethane industry. Soyol® is made from specially refined crude soybean oil, and is a key chemical compound that, upon reaction with other ingredients, forms polyurethane plastics. Soyol® is a renewable replacement for petrochemical based polyols. Polyurethanes are used in a variety of products such as insulation in buildings and appliances; seating; carpet backing and padding; shoe soles; roof coatings; mattresses and pillows; rigid panels; and bumpers and interiors in cars, tractors and trucks. We sell Soyol® to USSC which, in turn, markets and sells to its customers Soyol® and polyurethane resin systems incorporating Soyol®. Our resin systems include a spray-on insulation product called SoyTherm™ and a spray-based coating product for various applications (such as bedliners) called BioTuff™. While our primary marketing focus has been with spray applications, we also market our systems to original equipment manufacturers (“OEM”) and companies like Ford Motor Company. In 2007, for example, Ford Motor Company, in partnership with Lear Corporation, began incorporating Soyol® into the seat cushions of its Ford Mustang.

Soyol® and Soyol®- based resin systems are relatively new in the market, having undergone significant research and development in recent years.  We continue to make progress in the marketing and sales areas of Soyol® and Soyol®- based resin systems as our revenues from polyurethane sales have increased four-fold since 2006.

We have exclusive rights to supply Soyol® to USSC until 2014 and have agreed not to sell it to any other company in the plastics industry.

Raw Materials and Suppliers

We procure soybeans from local soybean producers and elevators. In 2009, soybean production in South Dakota was approximately 175 million bushels, compared to 138 million bushels in 2008 and 133.5 million bushels in 2007. Of this amount, we processed 24.8 million bushels of soybeans in 2009, compared to 26.5 million bushels in 2008 and 26.6 million bushels in 2007. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets. Our refining plant receives the substantial majority of crude soybean oil supply from our crushing plant.

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

Employees

We currently employ approximately 99 individuals, all but 15 of whom are full-time. We have no unions or other collective bargaining agreements.

Sales, Marketing and Customers

Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. Our meal market is local (typically within 200 miles of our Volga facility), Western U.S., and Canada. We have two significant meal customers, Commodity Specialists Company, with facilities in Shawnee Mission, Kansas, and Minneapolis, Minnesota, and Archer Daniels Midland Company (ADM), with a facility in Mankato, Minnesota, to which our product is delivered. Our crude soybean oil is primarily and increasingly sold to various companies in the refining industry which typically process the oil for human consumption. The table presented below represents the percentage of sales by quantity of product sold within various markets for 2009.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil

Local	36%	33%	34%
Other U.S. States	49%	67%	66%
Export	15%	—	—

Over half of our products are shipped by rail, the service of which is provided by the Canadian Pacific (CP) rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP) rail lines. All of our assets and operations are domiciled in the U.S., and all of the products sold are produced in the U.S.

Dependence upon a Single Customer

None.

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

We are one of two soybean processing plants in South Dakota. The other processing plant in South Dakota is a start-up facility located in Miller, South Dakota, approximately 100 miles from our facility. This plant commenced crushing operations in October 2008 with plans to process 4.1 million bushels of soybeans annually. We believe that our processing facility represents approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.5% in the U.S. We plan to maintain our competitive position in the market by producing high quality products and operating a highly efficient operation at the lowest possible cost, and adding value to our products. We plan to increase our cost efficiency by adding value to our products by investing in further processing of our products, and developing and reviewing new applications for our products in the plastics and energy fields.

Our primary competitors in soy-based polyols are Biobased Technology, Dow Chemical Co., and Cargill Inc. We also face strong competition from suppliers in the polyurethane market, specifically from BASF, Bayer, Dow Chemical and Huntsman, each of which has significantly greater resources than we or USSC.

Government Regulation and Environmental Matters

Our business is subject to laws and related regulations and rules designed to protect the environment which are administered by the U.S. Environmental Protection Agency, the South Dakota Department of Environment and Natural Resources and similar government agencies. These laws, regulations and rules govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; the transportation, handling and disposition of wastes; and the labeling of pesticides and similar substances. Our business is also subject to laws and related regulations and rules administered by other federal, state, local and foreign governmental agencies that govern the processing, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products. We believe that we are in compliance with these laws, regulations and rules in all material respects and do not expect continued compliance to have a material effect on our financial condition or results of operations.

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

A national economic slowdown and turmoil in the financial markets could adversely affect our business and operating results.  The level of demand for our products is affected by national economic conditions, particularly as it relates to the agriculture market.  Any continuation of the slowdown in national growth from 2009 may lead to reduced demand for agricultural commodities, which could adversely affect our business and results of operations. Additionally, any further deterioration in national economic conditions and tightening in the credit markets may adversely affect the financial viability of our customers, suppliers and other counterparties, which may negatively impact our business and results of operations.

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

It may become more difficult to sell our soybean oil for human consumption. The U.S. Food and Drug Administration currently requires food manufacturers to disclose the levels of trans-fatty acids contained in their products. In addition, various local governments in the U.S. are considering, and some have enacted, restrictions on the use of trans-fats in restaurants. Several food processors have either switched or indicated an intention to switch to edible oil products with lower levels of trans-fatty acids. Because processing soybean oil, particularly hydrogenation, creates trans-fat, it may be more difficult to sell our oil to customers engaged in the food industry which could adversely affect our revenues and profits.

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

We have made significant investments in USSC, which has a history of operating losses. We are the sole owner of USSC, a company engaged primarily in research and development of Soyol® and Soyol® based resin systems. To date, USSC has generated limited revenues and significant losses. If USSC continues to be unprofitable, our operations overall will be adversely affected, consequently diminishing our earnings and the value of our investment in USSC. The ability to commercialize Soyol® depends upon, among other things, the performance of the product as compared to alternative polyols, successful completion of ongoing development activities, the ability to market the product, and the relative cost to the customer of Soyol® as compared to alternative polyols. If Soyol® is not successfully commercialized and fails to achieve market acceptance, USSC will likely not achieve or sustain profitable operations and we may be required to abandon or reduce our investment in USSC.

The success of our ownership in USSC is dependent upon market acceptance of Soyol®. USSC’s future success, if any, is significantly dependent on the acceptance of Soyol® in the markets to which Soyol® is targeted. Since the introduction of Soyol®, USSC has had limited success in marketing to manufacturers the use of Soyol® as a replacement for petroleum-based polyols. Common acceptance of USSC’s technology is dependent upon among other things, the ease of use, reliability, price and increased consumer demand for bio-based products. Even if the advantages of Soyol® are established, we are unable to predict how quickly, if ever, Soyol® will be generally accepted by manufacturers as a substitute for petroleum-based polyols.

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

Risks Relating to Legal and Regulatory Risks

Legislative, legal or regulatory developments could adversely affect our profitability. We are subject to extensive air, water and other environmental laws and regulations at the federal and state level. In addition, some of these laws require our plant to operate under a number of environmental permits. These laws, regulations and permits can often require pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or plant shutdowns. Additionally, any changes in environmental laws and regulations, both at the federal and state level, could require us to spend considerable resources in order to comply with future environmental regulations. The expense of compliance could be significant enough to reduce our profitability and negatively affect our financial condition.

In addition, although our production of soybean meal and oil is not directly regulated by the U.S. Food & Drug Administration, we must comply with the FDA’s content and labeling requirements, which are monitored at our customers’ facilities. Failure to comply with these requirements could result in fines, liability to our customers or other consequences that could increase our operating costs and reduce profits. In addition, changes to the FDA’s rules or regulations could be adopted that would increase our operating costs and expenses, or require capital investment.

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

We conduct our operations principally at our facility in Volga, South Dakota. We own the land, consisting of 106 acres, on which all of the infrastructure and physical properties rest. Our facilities consist of a soybean processing plant, a soybean oil refinery, a bio-based polyurethane production facility, a quality control laboratory, and administrative and operations buildings.

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

On January 31, 2007, we, along with other individual defendants, including our chief executive officer, Rodney Christianson, commercial manager, Tom Kersting, Board member, Dan Feige, and former board member, Rodney Skalbeck, were named as defendants in a lawsuit filed in the U.S. District Court for the District of Minnesota. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that we breached a heads of agreement with Transocean dated April 28, 2006. The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by us and Transocean as shareholders. On March 19, 2010, we and Transocean reached a settlement of the lawsuit. In exchange for the payment of $530,000 to Transocean, of which we were responsible for $330,000, and a right to receive a small ownership interest in our company, or such facility, if we were to acquire an interest in a biodiesel or related facility, we and other defendants were released by Transocean from all prior claims.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders in the fourth quarter ending December 31, 2009.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2010, the total number of capital units outstanding is 30,419,000, all of which is owned and held by 2,196 members.

Trading Activity

Our capital units are not traded on an exchange or The NASDAQ Stock Market. Rather, our capital units are traded on a “qualified matching service” as defined by the publicly-traded partnership rules of the federal tax code. Under the qualified matching service, bids for capital units submitted by interested buyers and sellers are matched on the basis of rules and conditions set forth by the federal tax code and us, all trades being subject to approval by our board of managers. Our qualified matching service is operated through Variable Investment Advisors, Inc., of Sioux Falls, South Dakota, a registered broker-dealer operating a registered alternative trading system with the SEC. The following table contains historical information by quarter for the past two years regarding the trading of capital units through the qualified matching service:

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Traded
First Quarter 2008	$1.30	$1.40	$1.38	151,000
Second Quarter 2008	$1.28	$1.35	$1.32	47,250
Third Quarter 2008	$1.20	$1.26	$1.22	52,000
Fourth Quarter 2008	$0.95	$1.10	$0.97	8,750
First Quarter 2009	$-	-	-	-
Second Quarter 2009	$0.90	0.96	0.94	15,500
Third Quarter 2009	$0.87	0.89	0.88	4,500
Fourth Quarter 2009	$-	-	-	-

(1)	The qualified matching service prohibits firm bids; therefore, the prices reflect actual sale prices of the capital units.

There were no issuer purchases of equity securities during the fourth quarter ending December 31, 2009.

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

Distributions

In 2009, we made no cash distributions to our members. In 2008, we paid cash distributions of approximately $3.8 million.  In accordance with our operating agreement and distribution policy, the distributions in 2008 were issued to our members as well as to eligible persons of our predecessor cooperative who were once subject to patronage retainage through written notices of allocation.

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

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements for the years ended December 31, 2009 and 2008 included in Item 8 of this report were audited by Eide Bailly LLP.  The financial statements for the year ended December 31, 2007 included in Item 8 of this report were audited by Gordon, Hughes & Banks, LLP.

	2009	2008	2007	2006	2005

Bushels Processed	24,482,087	26,470,827	26,649,061	27,775,724	28,003,640

Statement of Operations Data:
Revenues	$268,272,561	$360,114,676	$247,741,767	$212,721,926	$210,370,966
Costs & Expenses:
Cost of goods sold	(266,961,340)	(350,920,031)	(240,701,417)	(203,525,766)	(209,992,802)
Operating Expenses	(9,605,961)	(6,041,727)	(3,938,405)	(3,487,773)	(3,826,823)
Operating Profit (Loss)	(8,294,740)	3,152,918	3,101,945	5,708,387	(3,448,659)
Non-Operating Income	2,696,447	2,664,524	3,157,147	2,574,350	840,489
Interest Expense	(1,144,923)	(2,331,105)	(2,105,676)	(629,070)	(1,400,403)
Income Tax Expense	(300)	(300)	7,160	(2,308)	—
Minority Interest in Loss of Subsidiary	—	—	—	—	368,403
Net Income (Loss)	$(6,743,516)	$3,486,037	$4,160,576	$7,651,359	$(3,640,170)

Weighted Average Capital Units Outstanding	30,419,000	30,419,000	30,419,000	30,419,000	29,758,885
Net Income (Loss) per Capital Unit	$(0.222)	$0.115	$0.137	$0.252	$(0.122)

Balance Sheet Data:
Working Capital	$7,928,348	$10,364,338	$11,624,347	$11,951,704	$5,599,709
Net Property, Plant & Equipment	22,721,413	23,305,443	24,267,041	25,526,402	27,756,941
Total Assets	87,559,930	79,265,714	102,362,137	82,070,372	73,630,296
Long-Term Obligations	8,069,573	9,407,405	12,022,549	12,007,955	14,712,635
Members’ Equity	31,364,292	38,107,808	38,383,991	40,409,808	32,768,497

Other Data:
Capital Expenditures	$1,609,119	$1,121,806	$1,002,652	660,397	$600,739
Impairment Charges	$4,507,289	$—	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Executive Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 27 million bushels of soybeans annually to produce approximately 680 tons of high protein soybean meal and 310 million pounds of crude soybean oil. Our production represents approximately 1.3% of the total soybean processing capacity in the United States. In addition to our processing plant, we operate a soybean oil refinery in Volga where we produce partially refined soybean oil. The partially refined soybean oil is sold to customers in the food, chemical and industrial sectors. Under certain market conditions we may issue warehouse receipts for crude oil according to the terms and conditions of the CBOT soybean oil contract. Other activities that generate income are our management and consulting agreements.

Soybean processing is basically a commodity driven business and is cyclical in nature. Our industry is dependent on the annual soybean crop production (supply side) and world economic growth (demand side for food). Soybean processing is also a highly consolidated industry with four companies in the U.S. controlling 84% of the soybean processing industry and 75% of the soybean oil refining capacity for food applications. We compete in this industry by producing high quality products and operating a highly efficient operation at the lowest possible cost.

In efforts to increase the value of the products produced, we continue to invest in our subsidiary, USSC, for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. USSC’s technical staff and research lab facilities are located in Volga. USSC’s marketing focus in 2009 included the spray applications for insulation, auto industry, original equipment manufacturers (OEMs) market, carpet rebound and padding, and polyurethane system houses. In 2009, we made significant improvements on the attributes of odor and reactivity of our molecules, maintained sales volume, increased margin, and reduced losses by 25%.

Overall, we generated a net loss of $6.7 million in 2009, compared to a profit of $3.5 million for the same period in 2008, a decrease of $10.2 million, or $0.42 per bushel processed.  The decrease is primarily due to a $4.5 million non-cash patent impairment charge, soybean basis’ negative impact on crush margins, a poor quality of soybeans from the crop harvested locally in 2008 due to higher moisture and lower oil content, and a 7.5% reduction in the volume of soybeans crushed during 2009, compared to 2008.

On an annual basis, we are required to evaluate the recoverability of our intangible assets including our patents. Our primary focus for USSC has been in the housing and auto industries, but both industries have been hard hit hard by the economic crisis starting in 2008. Housing starts dropped from a historical level of 1.7 to 2.1 million units in 2005 to under 600,000 units in 2009. Annual automotive sales in the U.S. also dropped from over 17 million units in 2006 to just over 10 million units in 2009. While USSC maintained its sales volume in 2009, the lack of growth, combined with the uncertainty of the recovery of the housing and auto industries in the near future, forced us recognize an impairment of the value of our patents for USSC.

We anticipate a return to historical near-average profitability for 2010.  Factors that are expected to contribute to this are an increased soybean supply, steady-to-soft domestic demand and a growing world demand for oilseed products.  The increase in soybean supply is due to an abundant soybean crop in 2009, both in the U.S. and South America.  However, the global financial markets, which adversely affected the industry in 2009, could continue to affect adversely the industry in 2010, thus holding down the anticipated profitability return.   An effective use of risk management and operating prudently will be our best tools for handling these challenges.

Results of Operations

Comparison of Years Ended December 31, 2009 and 2008

	Year Ended December 31, 2009		Year Ended December 31, 2008
	$	% of Revenue	$	% of Revenue

Revenue	$268,272,561	100.0	$360,114,676	100.0
Cost of revenues	(266,961,340)	(99.5)	(350,920,031)	(97.4)
Operating expenses	(9,605,961)	(3.6)	(6,041,727)	(1.7)
Other income (expense)	1,551,524	0.6	333,419	0.1
Income tax expense	(300)	0.0	(300)	0.0

Net income (loss)	$(6,743,516)	(2.5)	$3,486,037	1.0

Revenue – Revenue decreased $91.8 million, or 25.5%, for the year ended December 31, 2009, compared to 2008. The decrease in revenues is primarily due to decreases in the average sales price and volume of all major soybean products (meal, hulls and oil). The average sales prices of soybean products decreased approximately 18.7% in 2009, compared to 2008. The principal cause for this decrease is a reduction in the price of crude petroleum oil and its refined products. In addition to the decrease in sales price, we experienced an 8.4% decrease in the sales volume of soybean products in 2009 compared to 2008. The decrease in sales volume of soybean products is attributed to a decrease in amount of soybeans crushed, higher moisture content in the local 2008 and 2009 soybean crops, lower oil content in the local 2008 soybean crop, and changes in customer demand for our soybean oil. As a result of a tight local soybean crop, we decreased the amount of soybeans crushed at our facility by approximately 7.5% during 2009, compared to 2008, thus reducing the amount of our products available to be sold. In addition, soybeans harvested locally in the fall of 2008 had higher moisture (now present in the 2009 crop) and lower oil content than an average crop, which decreased the amount of soybean meal and oil produced from a bushel of soybeans in 2009. Finally, a reduced sales volume of refined and bleached soybean oil to ACH Foods, our primary customer for soybean oil historically, has required us to seek an expanded customer base for our soybean oil. But the demand for our oil from our new customer base, particularly the biodiesel industry, has fluctuated dramatically due to price volatility. We expect this fluctuation to continue for the near future.

Gross Profit/Loss – For the year ended December 31, 2009, we generated a gross profit of $1.3 million compared to $9.2 million for the year ended December 31, 2008. The $7.9 million decrease in gross profit is primarily attributed to soybean basis’ negative impact on crush margins, higher moisture and lower oil content from the crop of soybeans harvested locally in 2008, and a 7.5% reduction in the volume of soybeans crushed. As a result of the USDA projecting a tight soybean carryout for 2008-2009, our soybean suppliers were reluctant sellers in 2009, which increased the cost of purchasing soybeans in relation to the posted price on the CBOT. As a result, our crush margins were lowered which eventually led to a decrease in the volume of soybeans crushed. Offsetting in part this decrease in gross profit is a decrease in production costs of $2.9 million for the year ending December 31, 2009, compared to 2008. Production costs decreased primarily due to a decrease in energy costs.

Operating Expense – Operating expenses, including all selling, general and administrative expenses, and impairment charges, increased $3.6 million, or 59.0%, for the year ended December 31, 2009, compared to 2008. This increase is primarily caused by a $4.5 million impairment on our patents in 2009, a payment of $330,000 relating to a settlement on the Transocean lawsuit, and a $182,000 increase in bad debt expense in 2009. With respect to the impairment, we determined that the undiscounted cash flows attributable to the patents for USSC were less than its carrying value as of December 31, 2009. Our primary focus for USSC has been the housing and auto industries, but both industries were hit hard during the economic crisis starting in 2008. While USSC maintained its sales volume in 2009, the lack of growth, combined with the uncertainty of the recovery of the housing and auto industries in the near future, made us recognize an impairment of the value of the patents for USSC.

The increases in operating expenses are partially offset by a decrease of $1.3 million decrease in administrative expense in the year ended December 31, 2009, compared to 2008.  Approximately 60% of this decrease in administrative expenses is due to a decrease in professional fees, 12% due to a decrease in personnel costs, and 19% due to a decrease in our operating expenses associated with USSC.

Interest Expense – Interest expense decreased by $1.2 million, or 50.9%, during 2009 compared to the same period in 2008.  This decrease is due to lowered debt levels resulting from lower soybean prices, inventory quantities, and accounts receivable, as well as lower interest rates on our senior debt.  The average debt level during 2009 is approximately $21.4 million, compared to an average debt level of approximately $35.2 million during 2008.  Similarly, the annual interest rate on our seasonal loan is 3.24% and 3.50% as of December 31, 2009 and 2008, respectively.

Other Non-Operating Income – Other non-operating income remained relatively constant for the year ended December 31, 2009, compared to the year ended December 31, 2008.

Net Income/Loss – The $10.2 million change in net income (loss) for the year ended December 31, 2009, compared to the same period in 2008, is primarily attributable to a decrease in crush margins and a $4.5 million impairment on our patents, partially offset by decreases in production, and administrative and interest expenses.

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

Revenue – Revenue increased $112.4 million, or 45.4%, for the year ended December 31, 2008 compared to the same period in 2007. The increase in revenues is primarily due to increases in the average sales price of soybean meal and oil. The average sales prices of soybean meal and oil increased 47.3% and 51.9% in 2008 compared to 2007, respectively. The principal cause for this increase is an increase in the price of crude petroleum oil and its refined products. The increase in revenue is partially offset by a 0.7% decrease in the volume of soybeans crushed, which resulted in a decrease in sales volume of soybean meal.

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

Interest Expense – Interest expense increased by $225,000, or 10.7%, in 2008 compared to the same period in 2007. This increase is due to higher debt levels resulting from elevated soybean prices and higher accounts receivable due to the elevated prices of our soy-based products. The average debt level during the year ended December 31, 2008 is approximately $35.2 million, compared to an average debt level of approximately $25.5 million during the same period in 2007. The increase in interest expense due to higher debt levels is partially offset by lower interest rates on our senior debt, where the annual interest rate is 3.50% and 6.75% as of December 31, 2008 and 2007, respectively.

Other Non-Operating Income – Other non-operating income decreased by $692,000, or 22.3%, for the year ended December 31, 2008, compared to the same period in 2007.  The decrease is primarily due to a decrease in earnings from our investment in MnSP.  Upon the termination of our services and management agreement with MnSP in 2008, we ceased using the equity method to account for our investment in MnSP.  Consequently, we only recognized $46,000 (Class B Preferred dividends) in earnings from our investment in MnSP for 2008, compared to recognizing approximately $623,000 in earnings in the same period of 2007.

Net Income/Loss – The $675,000 decrease in net income during the year ended December 31, 2008, compared to 2007, is primarily attributable to an increase in administrative and interest expenses, offset in part by higher crush margins.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2009, we had working capital, defined as current assets less current liabilities, of approximately $7.9 million, compared to working capital of $10.4 million on December 31, 2008. Working capital decreased between periods primarily due to a $6.7 million net loss. Despite this decrease in working capital, we anticipate for the foreseeable future having sufficient cash flows from operations and our revolving debt to fund working capital, cover operating expenses and capital expenditures, and meet debt service obligations.

Comparison of the years ended December 31, 2009 and 2008

	2009	2008

Net cash from (used for) operating activities	$(15,710,577)	$30,670,314
Net cash from (used for) investing activities	(1,393,234)	(413,746)
Net cash from (used for) financing activities	17,164,270	(30,256,483)

Cash Flows from Operating Activities

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions.  The $46.4 million change in cash flows from (used for) operating activities is primarily attributed to a decrease in net income and a large fluctuation in inventory in 2009, compared to 2008.  During 2009, we increased inventories by $13.2 million, compared to an $11.5 million decrease in 2008.

Cash Flows from Investing Activity

The $1.0 million increase in cash used for investing activities between 2009 and 2008 is primarily attributed to a decrease in the amount received in 2009 from our investment in MnSP, as well as an increase in the amount of purchases of property and equipment.  In 2008, following a mandatory unit retain investment of $420,000 in MnSP in 2006, MnSP repaid us the unit retains, compared to making no payment in 2009.  Property and equipment purchases for general capital improvements were $1.6 million in 2009, compared to $1.1 million in 2008.

Cash Flows from Financing Activity

The $47.4 million change in cash flows from (used for) financing activities is principally due to a $42.4 million change in borrowings and a $3.8 million decrease in distributions to members during 2009, compared to 2008. During the year ended December 31, 2009, our borrowings increased by $15.0 million, compared to a $27.4 million decrease during the same period in 2008. This change is largely due to fluctuations in inventories and accounts receivable due to the large fluctuations in commodity prices over the last two years.

Comparison of the years ended December 31, 2008 and 2007

	2008	2007

Net cash from (used for) operating activities	$30,670,314	$(23,204,972)
Net cash from (used for) investing activities	(413,746)	(1,067,681)
Net cash from (used for) financing activities	(30,256,483)	15,965,134

Cash Flows from Operating Activities

The increase in cash flows used for operating activities is primarily attributed to a net decrease in operating assets and liabilities during the year ended December 31, 2008, compared to the same period in 2007. The decrease in net operating assets and liabilities is caused by a decrease in commodity prices which generated a decrease in inventories, accounts receivable and margin deposits, as well as an increase in accrued commodity purchases on December 31, 2008, compared to December 31, 2007.

Cash Flows from Investing Activity

The decrease in cash used for investing activities between 2008 and 2007 is primarily attributed to our receipt of $420,000 in unit retains from our investment in MnSP and approximately $377,000 from the retirement of patronage dividends by CHS, Inc. In May 2006, we were required to make a unit retain investment in MnSP of approximately $420,000 after MnSP’s members voted to require members to invest $0.30 per share of Class A preferred stock. In January 2008, MnSP repaid to us and other members the unit retains.

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

 Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $10.6 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is scheduled to be reduced by $1.3 million every six months until maturity on September 20, 2013. The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $10.6 million and $9.9 million as of December 31, 2009 and 2008, respectively. There are no remaining commitments available to borrow on the revolving term loan as of December 31, 2009.

The second credit line is a revolving working capital loan that matures on August 1, 2010. The primary purpose of this loan is to finance inventory and receivables. The maximum available to be borrowed under this loan is $30 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this loan. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance on the working capital loan is approximately $14.3 million and $0 as of December 31, 2009 and 2008, respectively.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.49% and 3.50% as of December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, the interest rate on the working capital loan is 3.24% and 3.50%, respectively.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  We were in compliance with all covenants and conditions with CoBank as of December 31, 2009 and as of the date of this filing.

We also have other long-term contracts and notes payable totaling $250,000, with an annual interest rate of 15.0% as of December 31, 2009. We made principal payments of $0 and $895,000 on these additional long-term obligations during 2009 and 2008, respectively.

Capital Expenditures

We invested approximately $1.6 million in capital expenditures for property and equipment during the year ended December 31, 2009, compared to approximately $1.1 million in capital expenditures during the year ended December 31, 2008.  Depending on our profitability in 2010, we anticipate spending between $1.0 million and $2.0 million on capital expenditures in 2010 to enhance the quality and efficiency of our soybean crushing facility.  Our principal sources of funds are anticipated to be cash flows from operating activities and borrowings under our working capital loan with CoBank.

Off Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, and AIG Rail Services for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $2.1 million and $2.0 million for the years ended December 31, 2009 and 2008, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $1.6 million and $1.5 million for the years ended December 31, 2009 and 2008, respectively.

In June 2008, we entered into a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement is for the handling, storage, and transportation of soybeans to and from the H&I facilities in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $250,000 and is in effect from September 1, 2008 through August 31, 2011. Expenses under this agreement were $0.5 million for each of the years ended December 31, 2009 and 2008.

In addition to rail car leases and grain storage and transportation agreement, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $781,000 and $233,000 for the years ended December 31, 2009 and 2008, respectively. Some of our leases include purchase options, none of which are for a value less than fair market value at the end of the lease.

Contractual Obligations

The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations (1)	$10,850,000	$2,850,000	$5,200,000	$2,800,000	$—

Operating Lease Obligations	16,155,000	2,406,000	4,491,000	3,840,000	5,418,000

Other Long-Term Liabilities (2)	70,000	—	—	—	70,000

Total	$27,075,000	$5,256,000	$9,691,000	$6,640,000	$5,488,000

(1) Represents principal payments under our notes payable, which are included on our Consolidated Balance Sheet.
(2) Represents obligations under our deferred compensation program, which are included on our Consolidated Balance Sheet.

Recent Accounting Pronouncements

See page F-12, Note 1 of our audited financial statements for a discussion on the impact, if any, of the recently pronounced accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of our financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. We continually evaluates these estimates based on historical experience and other assumptions that we believe to be reasonable under the circumstances.

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

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable. Such circumstances could include, but are not limited to: (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss is recognized.

The impairment loss is calculated as the amount by which the carrying value of the asset exceeded its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

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

Item 8.        Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2009, 2008 and 2007.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures .   Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Additionally, based on management’s evaluation, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosures.

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

As of December 31, 2009, management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2009, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.

This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting.  Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting .   There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Rodney Christianson
Rodney Christianson, Chief Executive Officer
(Principal Executive Officer)

Item 9B.     Other Information.

None.

PART III

Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to an Information Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2009).

Part IV

Item 15.      Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)(1)       Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2009.  The financial statements appear on page F-3 of this Report.

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

SIGNATURES

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date: March 26, 2010	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer

Date: March 26, 2010	/s/ Mark Hyde
Mark Hyde
Controller, Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date: March 26, 2010	/s/ Rodney G. Christianson
Rodney G. Christianson
Chief Executive Officer
(Principal Executive Officer)
SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date: March 26, 2010	/s/ Mark Hyde
Mark Hyde
Controller, Principal Accounting Officer

Date: March 26, 2010	/s/ Paul Barthel
Paul Barthel, Manager

Date: March 26, 2010	/s/ Alan Christensen
Alan Christensen, Manager

Date: March 26, 2010	/s/ Dean Christopherson
Dean Christopherson, Manager

Date: March 26, 2010	/s/ David Driessen
David Driessen, Manager

Date: March 26, 2010	/s/ Paul Dummer
Paul Dummer, Manager

Date: March 26, 2010	/s/ Wayne Enger
Wayne Enger, Manager

Date: March 26, 2010	/s/ Dan Feige
Dan Feige, Manager

Date: March 26, 2010	/s/ Ronald J. Gorder
Ronald J. Gorder, Manager

Date: March 26, 2010	/s/ Marvin Hope
Marvin Hope, Manager

Date: March 26, 2010	/s/ James Jepsen
James Jepsen, Manager

Date: March 26, 2010	/s/ Jerome Jerzak
Jerome Jerzak, Manager

Date: March 26, 2010	/s/ Peter Kontz
Peter Kontz, Manager

Date: March 26, 2010	/s/ Bryce Loomis
Bryce Loomis, Manager

Date: March 26, 2010	/s/ Robert Nelsen
Robert Nelsen, Manager

Date: March 26, 2010	/s/ Robert Nelson
Robert Nelson, Manager

Date: March 26, 2010	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Date: March 26, 2010	/s/ Randy Tauer
Randy Tauer, Manager

Date: March 26, 2010	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Date: March 26, 2010	/s/ Lyle Trautman
Lyle Trautman, Manager

Date: March 26, 2010	/s/ Ardon Wek
Ardon Wek, Manager

Date: March 26, 2010	/s/ Gary Wertish
Gary Wertish, Manager

EXHIBIT INDEX**

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization.		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated.		Exhibit 99.1 to the Registrant’s Form 8-K filed on June 28, 2007.

3.1(iii)	Articles of Amendment to Articles of Organization.		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002.

4.1	Form of Class A Unit Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995.		Exhibit 10.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.2	Urethane Soy Systems Company, Inc. Stock Purchase Agreement dated May 30, 2000.		Exhibit 10.5 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.3	Vegetable Oil Supply Agreement with Urethane Soy Systems Company, Inc. dated August 2, 1999 and January 10, 2001.		Exhibit 10.6 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.4	Track Lease Agreement with DM&E Railroad dated October 15, 1996.		Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.5	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002. (File No. 333-75804)

10.6	Stock Purchase Agreement with Urethane Soy Systems, Co. and certain shareholders.		Exhibit 10.16 to the Registrant’s Form 8-K filed with the Commission on January 14, 2003.

10.7	Rodney Christianson Employment Agreement dated February 1, 2008.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission May 14, 2008.

10.8	First Amended and Restated Deferred Compensation Plan for the benefit of Rodney Christianson, dated February 1, 2004.		Exhibit 10.15 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.9	Thomas Kersting Employment Agreement dated May 20, 1996.		Exhibit 10.18 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003.

10.10	Deferred Compensation Plan for the benefit of Thomas Kersting, dated February 13, 2001.		Exhibit 10.20 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003.

10.11	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003.		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.12	Security Agreement with CoBank dated June 17, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.13	Master Loan Agreement with CoBank dated October 6, 2005.		Exhibit 10.21 to the Registrant’s Form 10-K filed with the Commission on March 31, 2006.

10.14	Heads of Agreement with Transocean dated April 28, 2006		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on May 15, 2006.

10.15	Amendment to Master Loan Agreement dated September 16, 2009		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 12, 2009.

10.16	Statused Term Loan Supplement dated September 16, 2009.		Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 12, 2009.

10.17	Statused Revolving Credit Supplement dated September 16, 2009		Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on November 12, 2009.

21.1	Subsidiaries of the Company.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification.	X

32.1	Section 1350 Certification.	X

** Documents can be found at www.sec.gov

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009, 2008, AND 2007

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have audited the accompanying consolidated statements of operations, changes in members' equity and cash flows of South Dakota Soybean Processors, LLC (the “Company”) for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of South Dakota Soybean Processors, LLC for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Gordon, Hughes & Banks

Greenwood Village, Colorado
March 21, 2008

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008

	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$69,791	$9,332
Trade accounts receivable, less allowance for uncollectible accounts (2009 - $92,000; 2008 - $78,000)	19,222,873	18,939,727
Inventories	35,822,294	22,621,675
Margin deposits	362,609	-
Prepaid expenses	576,846	544,105
Total current assets	56,054,413	42,114,839

PROPERTY AND EQUIPMENT	55,218,551	54,344,281
Less accumulated depreciation	(32,497,138)	(31,038,838)
Total property and equipment, net	22,721,413	23,305,443

OTHER ASSETS
Investments in cooperatives	7,848,625	8,055,962
Notes receivable - members	148,898	148,898
Patents and other intangible assets, net	786,581	5,640,572
Total other assets	8,784,104	13,845,432

Total assets	$87,559,930	$79,265,714

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2009 AND 2008

	2009	2008
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$4,589,459	$2,408,396
Current maturities of long-term debt	2,850,000	819,017
Note payable - seasonal loan	14,252,224	-
Accounts payable	650,573	1,117,600
Accrued commodity purchases	22,943,887	25,174,258
Margin deposit deficit	-	252,281
Accrued expenses	2,709,172	1,890,668
Accrued interest	130,750	88,281
Total current liabilities	48,126,065	31,750,501

LONG-TERM LIABILITIES
Long-term debt, less current maturities	8,000,000	9,300,000
Deferred compensation	69,573	107,405
Total long-term liabilities	8,069,573	9,407,405

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $2,259 at December 31, 2009 and 2008, consisting of 70,750 Class A capital units	140,491	140,491

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding	31,223,801	37,967,317

Total liabilities, temporary equity and members' equity	$87,559,930	$79,265,714

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007

NET REVENUES	$268,272,561	$360,114,676	$247,741,767

COST OF REVENUES
Cost of product sold	235,657,564	314,142,855	207,484,862
Production	14,941,429	17,840,158	15,840,012
Freight and rail	15,957,569	18,586,803	17,064,268
Brokerage fees	404,778	350,215	312,275
Total cost of revenues	266,961,340	350,920,031	240,701,417

GROSS PROFIT	1,311,221	9,194,645	7,040,350

OPERATING EXPENSES
Administration	5,098,672	6,041,727	3,938,405
Impairment charges	4,507,289	-	-
Total operating expenses	9,605,961	6,041,727	3,938,405

OPERATING PROFIT (LOSS)	(8,294,740)	3,152,918	3,101,945

OTHER INCOME (EXPENSE)
Interest expense	(1,144,923)	(2,331,105)	(2,105,676)
Other non-operating income	2,338,080	2,415,944	3,107,907
Patronage dividend income	358,367	248,580	49,240
Total other income (expense)	1,551,524	333,419	1,051,471

INCOME (LOSS) BEFORE INCOME TAXES	(6,743,216)	3,486,337	4,153,416

INCOME TAX EXPENSE (BENEFIT)	300	300	(7,160)

NET INCOME (LOSS)	$(6,743,516)	$3,486,037	$4,160,576

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$(0.22)	$0.11	$0.14

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENT OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	Class A Units
	Units	Amount

BALANCES, JANUARY 1, 2007	30,419,000	$39,404,013

Net income	-	4,160,576

Distributions to members	-	(6,400,000)

BALANCES, DECEMBER 31, 2007	30,419,000	37,164,589

Net income	-	3,486,037

Recognition of capital units previously recorded as temporary equity	-	1,082,750

Distributions to members	-	(3,766,059)

BALANCES, DECEMBER 31, 2008	30,419,000	37,967,317

Net loss	-	(6,743,516)

BALANCES, DECEMBER 31, 2009	30,419,000	$31,223,801

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(6,743,516)	$3,486,037	$4,160,576
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	2,587,230	2,530,644	2,689,574
Loss on impairment of intangible assets	4,507,289	-	-
(Gain) loss on sales of property and equipment	69,501	(29,000)	552
Gain on equity method investment	-	-	(577,240)
Non-cash patronage dividends	(125,428)	(123,540)	(24,611)
Change in current assets and liabilities	(16,005,653)	24,806,173	(29,453,823)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	(15,710,577)	30,670,314	(23,204,972)

INVESTING ACTIVITIES
Proceeds from investments in cooperatives	277,713	420,120	-
Retirement of patronage dividends	55,053	376,517	27,922
Patent costs	(129,312)	(117,577)	(99,806)
Proceeds from sales of property and equipment	12,431	29,000	6,855
Purchase of property and equipment	(1,609,119)	(1,121,806)	(1,002,652)
NET CASH (USED FOR) INVESTING ACTIVITIES	(1,393,234)	(413,746)	(1,067,681)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	2,181,063	600,797	(2,538,488)
Net (payments) proceeds from seasonal borrowings	14,252,224	(23,448,082)	23,448,082
Distributions to members	-	(3,766,059)	(6,400,000)
Decrease in member loans	-	314,983	232,695
Proceeds from long-term debt	4,967,079	-	1,300,000
Principal payments on long-term debt	(4,236,096)	(3,958,122)	(77,155)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	17,164,270	(30,256,483)	15,965,134

NET CHANGE IN CASH AND CASH EQUIVALENTS	60,459	85	(8,307,519)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,332	9,247	8,316,766

CASH AND CASH EQUIVALENTS, END OF YEAR	$69,791	$9,332	$9,247

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

	2009	2008	2007

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:
Interest	$1,102,454	$2,252,199	$2,131,587

Income taxes	$-	$-	$-

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

The Company holds a 100% equity interest in Urethane Soy Systems Company (“USSC”), which is responsible for marketing, formulation and technical support of Soyol® (a polyol made from soybean oil) and related systems.  The Company consolidates the operations of USSC.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

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

Inventories

Finished goods (soybean meal, oil, refined oil, and hulls) and raw materials (soybeans) are valued at estimated market value.  This accounting policy is in accordance with the guidelines described in AICPA Accounting Standards Codification (ASC) 905, Agriculture (formerly AICPA Statement of Position No. 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives). Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

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

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable.  Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which the asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.  The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it.  Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized.  The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value.  The fair value is measured based on quoted market prices, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows.  The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the assets being evaluated.  These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.  During the year ended December 31, 2009, the Company recorded an impairment loss of $4,507,289 related to an intangible asset.

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

The Company’s “Shipping and Handling Costs” policy is in accordance with ASC 605, Revenue Recognition (formerly EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs).

Advertising costs

Advertising and promotion costs are expensed as incurred. The Company incurred $143,181, $111,641, and $121,643 of advertising costs in the years ended December 31, 2009, 2008, and 2007, respectively.

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has adopted the provisions of FASB Accounting Standards Codification Topic ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes), on January 1, 2007. The implementation of this standard had no impact on the financial statements. As of both the date of adoption, and as of December 31, 2009, the unrecognized tax benefit accrual was zero.

The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

As of December 31, 2009, the tax basis of the Company’s net assets exceeds the book value of those assets by approximately $5.9 million.

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

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events).  ASC 855 establishes general accounting standards  to account for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events”. More specifically, these changes require the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  For public entities, financial statements are considered “issued” when they are widely distributed to shareholders and other financial users for general use and reliance in a form and format that complies with GAAP.  The Company adopted the provisions of this standard on June 30, 2009.  The Company has evaluated subsequent events through March 25, 2010, which is the date they issued their financial statements, and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

NOTE 2 -  INVENTORIES

	2009	2008

Finished goods	$9,434,625	$5,960,820
Raw materials	26,302,069	16,598,148
Supplies & miscellaneous	85,600	62,707

Totals	$35,822,294	$22,621,675

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

NOTE 3 -  MARGIN DEPOSITS

The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal.  Consistent with its inventory accounting policy, these contracts are recorded at market value.  At December 31, 2009, the Company’s futures contracts all mature within twelve months.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -  INVESTMENTS IN COOPERATIVES

	2009	2008
Investments in associated cooperative companies:
Minnesota Soybean Processors	$3,820,437	$3,820,437
Cenex Harvest States	3,003,452	3,336,217
CoBank	1,024,736	899,308
	$7,848,625	$8,055,962

In August 2004, the Company exchanged a storage facility with a net book value of $2,322,561 for 1,400,400 Class A shares in Minnesota Soybean Processors (MnSP), a Minnesota cooperative association.  The shares approximate 6.95% of MnSP’s outstanding equity.  In 2004, the Company also acquired 287,500 8% Class B Non-Cumulative Convertible preferred shares in MnSP for $575,000.  Prior to September 1, 2007, the Company accounted for its 6.95% investment in MnSP using the equity method due to the related nature of operations and the Company’s ability to influence management decisions of MnSP.  The Company recognized gains (losses) of $0, $0, and $577,240 in 2009, 2008, and 2007, respectively, which is included in other non-operating income (expense).  On September 1, 2007, the services and management agreement between the two companies was terminated.  Commencing on that date, the Company ceased the accounting for its investment in MnSP under the equity method, and began accounting for the investment at cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.

NOTE 5 -  PROPERTY AND EQUIPMENT

	2009
		Accumulated		2008
	Cost	Depreciation	Net	Net

Land	$443,816	$-	$443,816	$237,643
Land improvements	201,820	(29,416)	172,404	184,016
Buildings and improvements	14,537,143	(4,998,482)	9,538,661	9,912,140
Machinery and equipment	38,319,400	(26,681,332)	11,638,068	11,828,809
Company vehicles	200,432	(142,867)	57,565	86,202
Furniture and fixtures	1,052,572	(645,041)	407,531	490,105
Construction in progress	463,368	-	463,368	566,528

Totals	$55,218,551	$(32,497,138)	$22,721,413	$23,305,443

NOTE 6 -  PATENTS AND OTHER INTANGIBLE ASSETS

On January 1, 2003, the Company acquired an additional 54% interest in the outstanding common stock of USSC to bring its total ownership interest to approximately 58%.  The results of USSC’s operations have been consolidated in the Company’s financial statements since that date.  The acquisition of a controlling interest in USSC allows the Company to develop and market soy-based polyurethane products.  Subsequently, through the participation in additional equity offering, conversion of notes payable, and stock swaps, SDSP has increased its majority ownership in USSC to 100% as of December 31, 2009.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price of USSC resulted in an assignment of $7,401,245 to patents.  None of these patent costs recognized for financial reporting purposes is expected to be deductible for tax purposes.  The patents are being amortized using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the original file date.  Amortization expense was $476,013, $446,518, and $434,245 for the years ended December 31, 2009, 2008, and 2007, respectively.

In 2009, the Company performed an impairment test of the carrying value of the patents to determine if any impairment existed.  The Company determined that the sum of the undiscounted cash flows attributable to the patents was less than its carrying value and that an impairment write-down was required.  Accordingly, the Company calculated the estimated fair value of the intangible asset by summing the present value of the expected cash flows over its remaining useful life.  The impairment was calculated by deducting the present value of the expected cash flows from the carrying value.  This assessment resulted in an impairment write-down of $4,507,289, which was included in “Impairment Charges” in the accompanying Statement of Operations for the year ended December 31, 2009.

The following table provides information regarding the Company’s other intangible assets as of December 31, 2009 and 2008:

			Accumulated
Intangible Assets	Life	Cost	Amortization	Net

As of December 31, 2009:
Patents	16-20 Yrs.	$917,670	$(158,062)	$759,608
Loan Origination Costs	10 Yrs.	46,625	(45,722)	903
Trademarks		26,070	-	26,070

		$990,365	$(203,784)	$786,581

As of December 31, 2008:
Patents	16-20 Yrs.	$8,194,952	$(2,576,728)	$5,618,224
Loan Origination Costs	10 Yrs.	46,625	(45,000)	1,625
Trademarks		20,723	-	20,723

		$8,262,300	$(2,621,728)	$5,640,572

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense related to patents, loan origination costs and trademarks is expected to be approximately:

For the years ending December 31:
2010	$66,630
2011	66,089
2012	65,908
2013	65,908
2014	65,908
Thereafter	456,138

Total	$786,581

NOTE 7 -  NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires August 1, 2010. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. On September 16, 2009, the Company amended its Master Loan Agreement.  Under the amendment, the Company may borrow up to $30 million. Interest accrues at a variable rate (3.24% at December 31, 2009).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases.  There were advances outstanding of $14,252,224 and $0 at December 31, 2009 and 2008, respectively.  The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $15,748,000 as of December 31, 2009.

NOTE 8 -  LONG-TERM DEBT

	2009	2008

Revolving term loan from CoBank, interest at variable rates (3.49% and 3.50% at December 31, 2009 and 2008, respectively), secured by substantially all property and equipment. Loan matures September 20, 2013.	$10,600,000	$9,869,017

Note payable to Richard Kipphart, issued February 13, 2002, with quarterly interest payments at 15% which began on June 30, 2002, and are paid in quarterly installments thereafter. No prepayment of principal is allowed prior to maturity. Note matured on February 13, 2005.	250,000	250,000
	10,850,000	10,119,017
Less current maturities	(2,850,000)	(819,017)

Totals	$8,000,000	$9,300,000

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company entered into an agreement as of March 26, 2007 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 8.  Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $13,200,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months.  These payments were waived for the September 2007 and March 2008 periods.  The principal balance outstanding on the revolving term loan was $10,600,000 and $9,869,017 as of December 31, 2009 and 2008, respectively.  There were no remaining commitments available to borrow on the revolving term loan as of December 31, 2009.  Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2009.

The minimum principal payments on long-term debt obligations will be as follows:

For the years ending December 31:
2010	$2,850,000
2011	2,600,000
2012	2,600,000
2013	2,800,000

Total	$10,850,000

NOTE 9 -  EMPLOYEE BENEFIT PLANS

The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents.  The Company matches a percentage of employees’ contributed earnings.  The amounts charged to expense under this plan were approximately $90,000, $91,000, and $66,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company has a deferred compensation plan for key employees.  The agreements provide benefits, which vest over a three-year period.  The Company shall pay the employees in five equal annual installments upon retirement.  The future payments have been discounted at 8%.  The amount recognized as expense (benefit) during the years ended December 31, 2009, 2008, and 2007 was $(37,832), $(3,335), and $30,389, respectively.  The Company made payments of approximately $0, $10,600, and $10,600 during the years ended December 31, 2009, 2008, and 2007, respectively. Deferred compensation payable is recorded at $69,573 and $107,405 as of December 31, 2009 and 2008, respectively.

NOTE 10 -  COMMITMENTS

Operating Leases

The Company has operating leases for 267 rail cars from GE Capital.  The leases require monthly payments of $106,665.  The Company also leases 90 rail cars from Trinity Capital.  This lease requires monthly payments of $34,470.  The Company also leases 66 rail cars from AIG Rail Services.  This lease requires monthly payments of $25,608.  The leases began between 1996 and 2004 and have terms ranging from 10-18 years.  Lease expense for all rail cars was $2,050,039, $2,001,287, and $1,998,223 for the years ended December 31, 2009, 2008, and 2007, respectively.  The Company generates revenues from the use of 322 of these rail cars on other railroads.  Such revenues were $1,599,166, $1,500,463, and $1,528,301 for the years ended December 31, 2009, 2008, and 2007, respectively.

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

In June 2008, the Company entered into a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (“H&I”).  This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland and Arlington, South Dakota at established rates per bushel.  The agreement provides for an annual minimum payment of $250,000.  The agreement is effective from September 1, 2008 through August 31, 2011.  Expenses under this agreement were $535,995, $467,229, and $464,793 for the years ended December 31, 2009, 2008, and 2007, respectively.

The Company also has a number of other operating leases for machinery and equipment. Rental expense under these other operating leases was $780,592, $233,460, and $32,386 for the years ended December 31, 2009, 2008, and 2007, respectively.

The following is a schedule of future minimum payments required under these operating commitments.

	Rail Cars	Other	Total
Year ended December 31:
2010	$2,000,916	$404,602	$2,405,518
2011	2,000,916	385,867	2,386,783
2012	2,000,916	102,996	2,103,912
2013	2,000,916	13,362	2,014,278
2014	1,825,588	-	1,825,588
Thereafter	5,418,744	-	5,418,744

Totals	$15,247,996	$906,827	$16,154,823

Letter of Credit

At December 31, 2009 the Company had an outstanding irrevocable standby letter of credit in the amount of $395,000, expiring in October 2013.  The letter is being maintained as security for performance on a long-term contract with a natural gas supplier.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 -  CASH FLOW INFORMATION

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2009	2008	2007
(Increase) decrease in assets:
Trade accounts receivable	$(283,146)	$5,041,327	$(8,026,477)
Inventories	(13,200,619)	11,481,871	(18,289,751)
Margin account deposit	(614,890)	4,529,816	(3,355,328)
Prepaid expenses	(32,741)	20,273	32,590
	(14,131,396)	21,073,287	(29,638,966)

Increase (decrease) in liabilities:
Accounts payable	(467,027)	(606,694)	509,090
Accrued commodity purchases	(2,230,371)	4,086,315	186,279
Accrued expenses and interest	860,973	267,221	(529,995)
Deferred compensation	(37,832)	(13,956)	19,769
	(1,874,257)	3,732,886	185,143

Total	$(16,005,653)	$24,806,173	$(29,453,823)

NOTE 12 -  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009 and 2008, the value of the Company’s open futures, options and forward contracts was approximately $(846,617) and $1,362,559, respectively.

		Amounts As of December 31, 2009
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as
hedging instruments:
Commodity contracts	Current Assets	$932,777	$1,426,636

During the years ended December 31, 2009, 2008 and 2007, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative
	Activities for the Year Ending December 31:
	2009	2008	2007
Derivatives not designated as
hedging instruments:
Commodity contracts	$9,456,634	$(9,690,869)	$(7,271,829)

The Company recorded gains (losses) of $9,456,634, $(9,690,869), and $(7,271,829) in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 13 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2009 and 2008:

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$69,791	$-	$-	$69,791

Inventory	$269,437	$33,480,174	$-	$33,749,611

Margin deposits (deficits)	$362,609	$-	$-	$362,609

	Fair Value as of December 31, 2008
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$9,332	$-	$-	$9,332

Inventory	$1,362,559	$17,225,635	$-	$18,588,194

Margin deposits (deficits)	$(252,281)	$-	$-	$(252,281)

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company was reimbursed by MnSP for shared personnel costs, including labor and benefits, of $0, $0, and $1,049,150 under this arrangement for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009 and 2008, MnSP owed the Company $0.

In addition, the Company is providing up to $1 million in interest free loans to members of the Company who chose to invest in MnSP.  The loans are secured by members’ equity in the Company.  As of December 31, 2009 and 2008, the Company had outstanding notes receivable pursuant to this arrangement of $147,898.  These will be repaid as the Board of Managers approves distributions of prior earnings.

The Company and MnSP also purchase and sell processed products such as soybean meal, soybean oil, biodiesel, etc. For the years ended December 31, 2009, 2008, and 2007 the Company had sales to MnSP in the amount of $0, $0, and $124,429, respectively.  During the years ended December 31, 2009, 2008, and 2007, the Company also purchased products totaling $0, $0, and $3,924,624, respectively, from MnSP.

Occasionally the Company subleased rail cars to MnSP.  The Company charged MnSP $0, $0, and $125,013 for these subleases during the years ended December 31, 2009, 2008, and 2007, respectively.

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

The Company also grants credit to customers throughout the United States and Canada.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Accounts receivable are generally unsecured.  These receivables were $19,328,586 and $19,026,441 at December 31, 2009 and 2008, respectively.

Soybean meal sales accounted for approximately 65%, 53%, and 54% of total revenues for the years ended December 31, 2009, 2008, and 2007, respectively.  Soybean oil sales represented approximately 31%, 43%, and 42% of total revenues for the year ended December 31, 2009, 2008, and 2007, respectively  During the year ended December 31, 2008, the two largest customers accounted for 20% and 11% of sales revenue.  These customers owed the Company approximately $7,083,000 at December 31, 2008.

Net revenue by geographic area for the years ended December 31, 2009, 2008, and 2007 are as follows:

	2009	2008	2007

United States	$241,337,593	$331,991,930	$224,015,899
Canada	26,934,968	28,122,746	23,725,868

	$268,272,561	$360,114,676	$247,741,767

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Board of Managers approved a Form S-1 registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering.  The maximum offering under the statement was $11,250,000.  During 2005, the Company sold 2,190,500 member units for a total of $4,495,750, which is accounted for as temporary equity as described in Note 17. The offering allowed the investor to initially pay 50% and sign a note payable to the Company for the remaining portion. At December 31, 2009 and 2008, the Company had subscriptions receivable of $2,259, which is accounted for as a deduction from temporary equity until collected.

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

On January 31, 2007, the Company, along with other individuals, including the Company’s chief executive officer, commercial manager, a Board member, and a former Board member, were named as defendants in a lawsuit filed in the U.S District Court for the District of Minnesota. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that the Company breached a heads of agreement with Transocean dated April 28, 2006.  The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by the Company and Transocean as shareholders.  On March 18, 2010, the Company and Transocean reached a settlement on the lawsuit.  In exchange for the payment of $530,000 to Transocean, of which the Company is responsible for $330,000, and a right to receive a small ownership interest in the Company, or acquired facility, if the Company were to acquire an interest in a biodiesel or related facility, the Company and all other defendants were released by Transocean from all claims.  The Company has recorded $330,000 as a current liability and administrative expense on the consolidated financial statements as of December 31, 2009.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (“SEC”) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period re-audited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to re-audit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or member’s equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of December 31, 2009 and 2008, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under ASC 450, Contingencies (formerly FAS 5). Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets.  Amounts recorded as temporary equity totaled $140,491 as of December 31, 2009 and December 31, 2008, consisting of 70,750 Class A capital units.

NOTE 18 -  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2009, 2008 and 2007.  This information has been prepared on the same basis as the consolidated financial statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with consolidated financial statements and related notes thereto.  The operating results for any quarter are not necessarily indicative of results for any future period or the full year.

Unaudited Consolidated Statements of Operations

	First	Second	Third	Fourth
For the Year Ended December 31, 2009:
Net revenues	$60,957,712	$60,496,800	$77,880,978	$68,937,071
Gross profit	(2,151,841)	(389,312)	766,479	3,085,895
Operating profit (loss)	(3,552,282)	(1,438,822)	(411,626)	(2,892,010)
Income (loss) before income taxes	(2,880,109)	(1,124,111)	(190,678)	(2,548,318)
Net income (loss)	(2,880,409)	(1,124,111)	(190,678)	(2,548,318)
Basic and diluted earnings (loss) per unit	$(0.09)	$(0.04)	$(0.01)	$(0.08)

For the Year Ended December 31, 2008:
Net revenues	$87,268,414	$101,249,185	$102,168,282	$69,428,795
Gross profit	3,526,521	3,643,872	382,889	1,641,363
Operating profit (loss)	1,992,032	2,199,466	(1,286,259)	247,679
Income (loss) before income taxes	2,057,341	2,170,925	(1,237,809)	495,880
Net income (loss)	2,057,341	2,170,625	(1,237,809)	495,880
Basic and diluted earnings (loss) per unit	$0.07	$0.07	$(0.04)	$0.02

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Year Ended December 31, 2007:
Net revenues	$51,542,154	$59,976,616	$60,587,433	$75,635,564
Gross profit	370,550	1,482,288	3,216,480	1,971,032
Operating profit (loss)	(609,861)	590,820	2,360,090	760,896
Income (loss) before income taxes	(117,698)	934,846	2,600,421	735,847
Net income (loss)	(110,538)	934,846	2,600,421	735,847
Basic and diluted earnings (loss) per unit	$(0.00)	$0.03	$0.09	$0.02

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

Under the date of March 25, 2010, we reported on the consolidated balance sheets of South Dakota Soybean Processors, LLC as of December 31, 2009 and 2008, and the related consolidated statements of operations, members' equity, and cash flows for the years ended December 31, 2009 and 2008. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULE

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

Under the date of March 21, 2008, we reported on the consolidated statements of operations, members’ equity, and cash flows of South Dakota Soybean Processors, LLC for the year ended December 31, 2007.  In connection with our audit of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index.  The financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedules based on our audit.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Gordon, Hughes & Banks, LLP

Greenwood Village, Colorado
March 21, 2008

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Charged
		(Credited) to
	Balance at	Costs and		Balance at
	Beginning of	Expenses		End of
Description	Period	Additions	Deductions	Period

Deducted from asset accounts:
Year ended December 31, 2007:
Allowance for doubtful accounts	$43,338	$152,000	$(19,554)	$175,784

Deducted from asset accounts:
Year ended December 31, 2008:
Allowance for doubtful accounts	$175,784	$60,656	$(158,365)	$78,075

Deducted from asset accounts:
Year ended December 31, 2009:
Allowance for doubtful accounts	$78,075	$242,358	$(228,804)	$91,629