Form 10-Q
period 2010-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2010-05-11
CIK 1163609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 11, 2010, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 AND 2009

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of March 31, 2010 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2009, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2010, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Eide Bailly LLP

May 10, 2010
Sioux Falls, South Dakota

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	December 31,
	(Unaudited)	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$150	$69,791
Trade accounts receivable, less allowance for uncollectible accounts of $7,000 and $92,000 at March 31, 2010 and December 31, 2009, respectively	19,958,050	19,222,873
Inventories	25,207,249	35,822,294
Margin deposits	366,895	362,609
Prepaid expenses	494,830	576,846
Total current assets	46,027,174	56,054,413

PROPERTY AND EQUIPMENT	55,520,194	55,218,551
Less accumulated depreciation	(33,021,467)	(32,497,138)
Total property and equipment, net	22,498,727	22,721,413

OTHER ASSETS
Investments in cooperatives	7,922,574	7,848,625
Notes receivable - members	148,898	148,898
Patents and other intangible assets, net	805,771	786,581
Total other assets	8,877,243	8,784,104

Total assets	$77,403,144	$87,559,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS – continued

	March 31,
	2010	December 31,
	(Unaudited)	2009
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$1,359,025	$4,589,459
Current maturities of long-term debt	2,850,000	2,850,000
Note payable - seasonal loan	20,102,233	14,252,224
Accounts payable	750,076	650,573
Accrued commodity purchases	11,903,339	22,943,887
Accrued expenses	2,023,545	2,709,172
Accrued interest	151,320	130,750
Total current liabilities	39,139,538	48,126,065

LONG-TERM LIABILITIES
Long-term debt, less current maturities	6,700,000	8,000,000
Deferred compensation	51,111	69,573
Total long-term liabilities	6,751,111	8,069,573

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of $2,259, consisting of 70,750 Class A capital units	140,491	140,491

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding	31,372,004	31,223,801

Total liabilities, temporary equity and members' equity	$77,403,144	$87,559,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

	2010	2009

NET REVENUES	$66,930,758	$60,957,712

COST OF REVENUES
Cost of product sold	58,119,064	55,347,159
Production	3,911,379	3,970,800
Freight and rail	4,005,112	3,739,710
Brokerage fees	98,363	51,884
Total cost of revenues	66,133,918	63,109,553

GROSS PROFIT (LOSS)	796,840	(2,151,841)

OPERATING EXPENSES
Administration	1,056,128	1,400,441
OPERATING PROFIT (LOSS)	(259,288)	(3,552,282)

OTHER INCOME (EXPENSE)
Interest expense	(330,881)	(239,405)
Other non-operating income	527,190	553,211
Patronage dividend income	211,282	358,367
Total other income (expense)	407,591	672,173

INCOME (LOSS) BEFORE INCOME TAXES	148,303	(2,880,109)

INCOME TAX EXPENSE	100	300

NET INCOME (LOSS)	$148,203	$(2,880,409)

BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	$0.00	$(0.09)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED EARNINGS (LOSS) PER CAPITAL UNIT	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$148,203	$(2,880,409)
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	546,566	645,155
Loss on sales of property and equipment	15,348	9,737
Non-cash patronage dividends	(73,949)	(125,428)
Change in current assets and liabilities	(1,666,966)	(7,933,047)
NET CASH (USED FOR) OPERATING ACTIVITIES	(1,030,798)	(10,283,992)

INVESTING ACTIVITIES
Retirement of patronage dividends	-	55,052
Patent costs	(36,081)	(26,997)
Proceeds from sales of property and equipment	-	12,431
Purchase of property and equipment	(322,337)	(308,273)
NET CASH (USED FOR) INVESTING ACTIVITIES	(358,418)	(267,787)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	(3,230,434)	679,401
Net (payments) proceeds from seasonal borrowings	5,850,009	7,832,213
Proceeds from long-term debt	-	2,030,983
Principal payments on long-term debt	(1,300,000)	-
NET CASH FROM FINANCING ACTIVITIES	1,319,575	10,542,597

NET CHANGE IN CASH AND CASH EQUIVALENTS	(69,641)	(9,182)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,791	9,332

CASH AND CASH EQUIVALENTS, END OF PERIOD	$150	$150

	2010	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$310,311	$247,440

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements as of and for the periods ended March 31, 2010 and 2009 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2009 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. The effects of all intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2009, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010.

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

Recent Accounting Pronouncements

In February 2010, Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for a Securities Exchange Commission (SEC) filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of Generally Accepted Accounting Principles (GAAP). All of the amendments in ASU 2010-09 are effective immediately. The Company adopted ASU 2010-09 in March 2010, and it did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU No. 10-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The Company adopted ASU 2010-06 in March 2010, and it did not have a material impact on the Company’s consolidated financial statements.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 -   INVENTORIES

Inventories consist of the following at March 31, 2010 and December 31, 2009:

	2010	2009

Finished goods	$11,169,019	$9,434,625
Raw materials and other	14,038,230	26,387,669

Totals	$25,207,249	$35,822,294

NOTE 3 -    NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires August 1, 2010. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. Under this agreement, the Company may borrow up to $30 million. Interest accrues at a variable rate (3.25% at March 31, 2010).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases.  There were advances outstanding of $20,102,233 and $14,252,224 at March 31, 2010 and December 31, 2009, respectively.  The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $9,898,000 as of March 31, 2010.

NOTE 4 -    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

As of March 31, 2010 and December 31, 2009, the value of the Company’s open futures, options and forward contracts was approximately $(78,021) and $(493,859), respectively.

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	March 31, 2010	March 31, 2010
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$1,361,625	$1,439,646

(Continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Balance Sheet	Asset Derivatives	Liability Derivatives
	Classification	December 31, 2009	December 31, 2009
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$932,777	$1,426,636

During the three months ending March 31, 2010 and 2009, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on
	Derivative Activities for the Three-Month
	Periods Ending March 31:
	2010	2009
Derivatives not designated as hedging instruments:
Commodity contracts	$2,324,414	$(1,366,008)

The Company recorded gains (losses) of $2,324,414 and $(1,366,008) in cost of goods sold related to its commodity derivative instruments for the three months ended March 31, 2010 and 2009, respectively.

NOTE 5 -   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(Continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2010 and December 31, 2009:

	Fair Value as of March 31, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$35,436	$23,092,473	$-	$23,127,909

Margin deposits (deficits)	$366,895	$-	$-	$366,895

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$269,437	$33,480,174	$-	$33,749,611

Margin deposits (deficits)	$362,609	$-	$-	$362,609

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

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2010, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2009.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2009.

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

Soybean processing is basically a commodity driven business and is cyclical in nature. Our industry is dependent on the annual soybean crop production (supply side) and world economic growth (demand side for food). Soybean processing is a highly consolidated industry with four companies in the U.S. controlling approximately 84% of the soybean processing industry and approximately 87% of the soybean oil refining capacity for food applications. We compete in this industry by producing high quality products and operating a highly efficient operation at the lowest possible cost.

In efforts to increase the value of the products we produce, we continue to invest in our subsidiary, Urethane Soy Systems Company (USSC), for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. For the three months ended March 31, 2010, USSC achieved a substantial improvement in its gross margin, compared to the same period of 2009, and increased sales volume by 50% in a depressed market. Despite our efforts though, USSC continues to operate at a loss.

In terms of overall operations between periods, we generated a net profit of approximately $148,000 for the three months ended March 31, 2010, compared to a net loss of $2.9 million for the same period in 2009, an increase of $3.0 million, or $0.48 per bushel processed.  Profits increased primarily due to an increase of $2.9 million in gross profits and a decrease of $0.3 million in operating expenses. A small South American soybean crop in 2009 combined with a lower U.S. dollar resulted in a strong export demand of U.S. soybean meal in the first quarter of 2010. The higher margins were partially offset by a high moisture soybean crop, which reduced the product yield we achieve per bushel.

We anticipate that our margins will be under continued pressure through the balance of the crop year (September 2010) due to lower export demand and low product yields.  Economic uncertainty, domestically and internationally, will continue to contribute to price volatility in the commodity and petroleum markets. An effective use of risk management and operating prudently will likely be our best tools for handling these challenges.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2010 and 2009

	Quarter Ended March 31, 2010		Quarter Ended March 31, 2009
		% of		% of
	$	Revenue	$	Revenue

Revenue	$66,930,758	100.0	$60,957,712	100.0
Cost of revenues	(66,133,918)	(98.8)	(63,109,553)	(103.5)
Administrative expenses	(1,056,128)	(1.6)	(1,400,441)	(2.3)
Other income (expense)	407,591	0.6	672,173	1.1
Income tax expense	(100)	0.0	(300)	(0.0)

Net income (loss)	$148,203	0.2	$(2,880,409)	(4.7)

Revenue – Revenue increased $6.0 million, or 9.8%, for the first quarter of 2010, compared to the same period in 2009.  The increase in revenues is primarily due to an increase in the sales volume of soybean oil along with an increase in the average sales price of soybean oil.  Poor oil prices in the first quarter of 2009 caused us to reduce slightly our oil sales during that quarter in order to maximize profits.  The average sales price of our soybean oil increased approximately 18% in the first quarter of 2010, compared to the same period in 2009.  The principal cause for the price improvement is record export sales of soybeans to China and strong international demand for soybean products.

Gross Profit/Loss – For the first quarter of 2010, we generated a gross profit of $0.8 million, compared to $2.1 million loss for the first quarter of 2009.  The $2.9 million change in gross profit (loss) is primarily attributed to an improved local basis in terms of the relationship between soybeans and soybean meal along with higher oil content in the soybeans delivered to our plant.  Because the USDA projected a tight soybean carryout for the 2008-2009 crop year, our soybean suppliers were reluctant sellers in 2009, which increased the cost of purchasing soybeans relative to the CBOT price and thus lowered our crush margins in 2009 compared to 2010.  In addition, soybeans harvested locally in the fall of 2008 had a higher moisture and lower oil content than an average crop, which decreased the amount of soybean meal and oil produced from a bushel of soybeans in 2009.  While the higher moisture is still present in this year’s crop, the oil content has returned to near-average levels, which increases the amount of oil available for us to sell.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $344,000, or 24.6%, for the first quarter of 2010, compared to the same period in 2009.  Approximately 30% of this decrease is due to a decrease in amortization expense of our patents, 28% due to a decrease in professional fees, and 25% due to a decrease in bad debt expense.  In late 2009, we elected to impair the value of our patents, which were being amortized over the life of the patents at a rate of $103,000 per quarter.  Because of the impairment, no further amortization is necessary in 2010, including during the first quarter 2010.

Interest Expense – Interest expense increased by $91,000, or 38.2%, for the first quarter of 2010, compared to the same period in 2009.  This increase is due to increased debt levels resulting from increased inventory quantities.  The average debt level during the first quarter of 2010 is approximately $32.8 million, compared to an average debt level of approximately $17.9 million during the same period in 2009.

Other Non-Operating Income – Other non-operating income decreased by approximately $173,000 for the first quarter of 2010, compared to the same period in 2009.  This decrease is largely due to a decrease in patronage allocations from CoBank in 2010, compared to 2009.

Net Income/Loss – The $3.0 million improvement in net income (loss) for the first quarter of 2010, compared to the same period in 2009, is primarily attributable to increases in crush margins and a decrease in administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2010, we had working capital, defined as current assets less current liabilities, of approximately $6.9 million, compared to working capital of $7.7 million on March 31, 2009.  Working capital decreased between periods primarily due to $2.6 million in payments on long-term debt. Despite this decrease, we anticipate that at least through 2010 we will have sufficient cash flows from operations and our revolving debt to fund working capital, cover operating expenses and capital expenditures, and meet debt service obligations.

A summary of our cash flow from operating, investing and financing activities for each of the three-month periods ended March 31, 2010 and 2009:

	2010	2009

Net cash (used for) operating activities	$(1,030,798)	$(10,283,992)
Net cash (used for) investing activities	(358,418)	(267,787)
Net cash from financing activities	1,319,575	10,542,597

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. The $9.3 million decrease in cash flows used for operating activities is primarily attributed to an improvement in net income and a larger decrease in inventory during the three months ended March 31, 2010, compared to the same period in 2009.

Cash Flows from Investing Activity

Cash flows used for investing activities remained relatively constant for the first quarter of 2010, compared to the same period in 2009.

Cash Flows from Financing Activity

The $9.2 million decrease in cash flows from financing activities is principally due to a decrease in borrowings during the three months ended March 31, 2010, compared to the same period in 2009.  The decrease in seasonal and long-term borrowings in the first three months of 2010, compared to the same period in 2009, is largely due to an improvement in net income along with a decrease in inventory quantities.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations.  The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $9.3 million, and then pay down the principal whenever excess cash is available.  Repaid amounts may be borrowed up to the available credit line. The available credit line is scheduled to be reduced by $1.3 million every six months until maturity on September 20, 2013. The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed.  The principal balance outstanding on the revolving term loan is $9.3 million and $11.9 million as of March 31, 2010 and 2009, respectively.  There are no remaining funds available to borrow on the revolving term loan as of March 31, 2010.

The second credit line is a revolving working capital loan that matures on August 1, 2010.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $30 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.  The principal balance on the working capital loan is approximately $20.1 million and $7.8 million as of March 31, 2010 and 2009, respectively.  The remaining available funds to borrow on the revolving working capital loan are $9.9 million as of March 31, 2010.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.50% and 3.26% as of March 31, 2010 and 2009, respectively.  As of March 31, 2010 and 2009, the interest rate on the working capital loan is 3.25% and 3.26%, respectively.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  We were in compliance with all covenants and conditions with CoBank as of March 31, 2010.

We also have another long-term note payable totaling $250,000, with an annual interest rate of 15.0% as of March 31, 2010. We have not made any principal payments on this other long-term obligation during the three months ended March 31, 2010 and 2009 and the date of this filing.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, and AIG Rail Services for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $0.5 million for each of the three-month periods ended March 31, 2010 and 2009. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $0.4 million for each of the three months ended March 31, 2010 and 2009.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $49,000 and $69,000 for the three-month periods ended March 31, 2010 and 2009, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 of our Financial Statements under Part I, Item 1, for a discussion on the impact, if any, of the recently pronounced accounting standards.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2010, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2009 Annual Report on Form 10-K.

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

Dated: May 11, 2010
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