Form 10-Q
period 2010-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2010-08-16
CIK 1163609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 16, 2010, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 AND 2009

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Index to Financial Statements

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	1

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	2
Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30,
2010 and 2009 (unaudited)	4
Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30,
2010 and 2009 (unaudited)	5
Notes to Condensed Consolidated Financial Statements	6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of June 30, 2010 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

August 16, 2010
Sioux Falls, South Dakota

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,785	$69,791
Trade accounts receivable, less allowance for uncollectible
accounts of $34,000 and $7,000 at June 30, 2010 and
December 31, 2009, respectively	22,401,397	19,222,873
Inventories	15,085,121	35,822,294
Margin deposits	775,463	362,609
Prepaid expenses	363,268	576,846
Total current assets	38,657,034	56,054,413

PROPERTY AND EQUIPMENT	56,742,998	55,218,551
Less accumulated depreciation	(33,516,929)	(32,497,138)
Total property and equipment, net	23,226,069	22,721,413

OTHER ASSETS
Investments in cooperatives	7,922,574	7,848,625
Notes receivable - members	148,898	148,898
Patents and other intangible assets, net	845,771	786,581
Total other assets	8,917,243	8,784,104

Total assets	$70,800,346	$87,559,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS – continued

	June 30,
	2010	December 31,
	(Unaudited)	2009
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$4,759,035	$4,589,459
Current maturities of long-term debt	250,000	2,850,000
Note payable - seasonal loan	7,865,039	14,252,224
Accounts payable	658,911	650,573
Accrued commodity purchases	15,453,672	22,943,887
Accrued expenses	1,634,687	2,709,172
Accrued interest	128,821	130,750
Total current liabilities	30,750,165	48,126,065

LONG-TERM LIABILITIES
Long-term debt, less current maturities	9,923,200	8,000,000
Deferred compensation	50,645	69,573
Total long-term liabilities	9,973,845	8,069,573

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, net of subscriptions receivable of
$2,259, consisting of 70,750 Class A capital units	140,491	140,491

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and
outstanding	29,935,845	31,223,801

Total liabilities, temporary equity and members' equity	$70,800,346	$87,559,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

	Three Months Ended June 30:		Six Months Ended June 30:
	2010	2009	2010	2009

NET REVENUES	$67,332,470	$60,496,800	$134,263,228	$121,454,512

COST OF REVENUES
Cost of product sold	59,813,765	53,171,137	117,932,829	108,518,296
Production	3,718,392	3,910,371	7,629,771	7,881,171
Freight and rail	4,249,872	3,720,785	8,254,984	7,460,495
Brokerage fees	130,648	83,819	229,011	135,703
Total cost of revenues	67,912,677	60,886,112	134,046,595	123,995,665

GROSS PROFIT (LOSS)	(580,207)	(389,312)	216,633	(2,541,153)

OPERATING EXPENSES
Administration	1,247,444	1,049,510	2,303,572	2,449,951
OPERATING LOSS	(1,827,651)	(1,438,822)	(2,086,939)	(4,991,104)

OTHER INCOME (EXPENSE)
Interest expense	(284,846)	(244,672)	(615,727)	(484,077)
Other non-operating income	676,338	559,383	1,203,528	1,112,594
Patronage dividend income	-	-	211,282	358,367
Total other income (expense)	391,492	314,711	799,083	986,884

LOSS BEFORE
INCOME TAXES	(1,436,159)	(1,124,111)	(1,287,856)	(4,004,220)

INCOME TAX EXPENSE	-	-	100	300

NET LOSS	$(1,436,159)	$(1,124,111)	$(1,287,956)	$(4,004,520)

BASIC AND DILUTED LOSS
PER CAPITAL UNIT	$(0.05)	$(0.04)	$(0.04)	$(0.13)

WEIGHTED AVERAGE NUMBER OF
UNITS OUTSTANDING FOR
CALCULATION OF BASIC AND
DILUTED LOSS
PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES
Net loss	$(1,287,956)	$(4,004,520)
Charges and credits to net loss not affecting cash:
Depreciation and amortization	1,091,321	1,293,427
Loss on sales of property and equipment	15,627	9,737
Non-cash patronage dividends	(73,949)	(133,359)
Change in current assets and liabilities	8,782,154	(20,500,237)
NET CASH FROM (USED FOR) OPERATING ACTIVITIES	8,527,197	(23,334,952)

INVESTING ACTIVITIES
Retirement of patronage dividends	-	55,052
Patent costs	(80,655)	(78,993)
Proceeds from sales of property and equipment	-	12,431
Purchase of property and equipment	(1,576,939)	(762,449)
NET CASH (USED FOR) INVESTING ACTIVITIES	(1,657,594)	(773,959)

FINANCING ACTIVITIES
Change in excess of outstanding checks over
bank balances	169,576	2,173,299
Net (payments) proceeds from seasonal borrowings	(6,387,185)	19,904,473
Payments for debt issue costs	(13,200)	-
Proceeds from long-term debt	623,200	2,030,984
Principal payments on long-term debt	(1,300,000)	-
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(6,907,609)	24,108,756

NET CHANGE IN CASH AND CASH EQUIVALENTS	(38,006)	(155)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,791	9,332

CASH AND CASH EQUIVALENTS, END OF PERIOD	$31,785	$9,177

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for:	2010	2009

Interest	$617,656	$466,594

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -    BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements as of and for the periods ended June 30, 2010 and 2009 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2009 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In February 2010, Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for a Securities Exchange Commission (SEC) filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of Generally Accepted Accounting Principles (GAAP). All of the amendments in ASU 2010-09 are effective immediately. The Company adopted ASU 2010-09 in March 2010, and it did not have a material impact on the Company’s condensed consolidated interim financial statements.

In January 2010, the FASB issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements, and describe the reasons for the transfers. Also, it requires additional disclosure regarding purchases, sales, issuances and settlements of Level 3 measurements. ASU 10-06 is effective for interim and annual periods beginning after December 15, 2009, except for the additional disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010. The Company adopted ASU 2010-06 in March 2010, and it did not have a material impact on the Company’s condensed consolidated interim financial statements.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which will require more information about credit quality. ASU 2010-20 requires an entity to provide additional disclosures including, but not limited to, a roll forward schedule of the allowance for credit losses, the aging of past due financing receivables at the end of the period, the nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses, the nature and extent of troubled debt restructurings that occurred within the last year that have defaulted in the current reporting period and their impact on the allowance for credit losses, and any impaired financing receivables presented by class. The extensive new disclosures of information will become effective for both interim and annual reporting periods ending after December 15, 2010 for public companies. Specific items regarding activity that occurred before the issuance of the ASU, such as the allowance roll forward and modification disclosures will be required for periods beginning after December 15, 2010 for public companies. The Company is currently in the process of assessing the impact of this pronouncement on the condensed consolidated financial statements.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a material impact on the Company’s financial condition or results of operations.

NOTE 2 -    INVENTORIES

Inventories consist of the following at June 30, 2010 and December 31, 2009:

	2010	2009

Finished goods	$5,443,370	$8,813,404
Raw materials and other	9,641,751	27,008,890

Totals	$15,085,121	$35,822,294

NOTE 3 -    NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires July 1, 2011. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. Under this agreement, the Company may borrow up to $30 million. Interest accrues at a variable rate (3.70% at June 30, 2010).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases.  There were advances outstanding of $7,865,039 and $14,252,224 at June 30, 2010 and December 31, 2009, respectively.  The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $22,135,000 as of June 30, 2010.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -    LONG-TERM DEBT

	2010	2009

Revolving term loan from CoBank, interest at variable rates (3.95%
and 3.49% at June 30, 2010 and December 31, 2009, respectively), secured by substantially all property and equipment. Loan
matures March 20, 2017.	$9,923,200	$10,600,000

Note payable to Richard Kipphart, issued February 13,
2002, with quarterly interest payments at 15% which
began on June 30, 2002, and are paid in quarterly installments thereafter. No prepayment of principal is allowed prior
to maturity. Note matured on February 13, 2005.	250,000	250,000
	10,173,200	10,850,000
Less current maturities	(250,000)	(2,850,000)

Totals	$9,923,200	$8,000,000

The Company entered into an agreement as of May 18, 2010 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 3.  Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $16,800,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting March 20, 2011 until maturity on March 20, 2017, though the payment for March 20, 2011 has been waived under the amendment to the loan agreement dated August 12, 2010 (see below for further details).  The principal balance outstanding on the revolving term loan was $9,923,200 and $10,600,000 as of June 30, 2010 and December 31, 2009, respectively.  There was $6,876,800 of remaining commitments available to borrow on the revolving term loan as of June 30, 2010.  Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  The Company is in violation of one of its loan covenants with CoBank as of June 30, 2010 but received a waiver from CoBank through September 30, 2010 provided working capital does not decrease below $5.0 million during that time.  The loan covenant requires the Company to maintain a minimum working capital of $7.5 million at fiscal year-end (December 31st) and $6.0 million at the end of each other period for which financial statements are to be furnished.  At June 30, 2010, working capital computed per the agreement with CoBank was approximately $5.5 million.

In light of the waiver of August 12, 2010, the Company entered into an amendment of our loan agreements with CoBank on August 12, 2010. Under the amendment, a number of the material terms were changed. The Company may not declare and issue distributions to our members in any given year in excess of 35% (previously 50%) of our consolidated net income for the prior fiscal year without the consent of CoBank. Also under the amendment, the interest rate on the revolving term loan is increased from LIBOR (One-Month LIBOR Index Rate) plus 3.6% to LIBOR (One-Month LIBOR Index Rate) plus 4.1%, and the next $1.3 million quarterly payment, which was due on March 20, 2011, is deferred until September 20, 2011. The interest rate on the seasonal loan is increased under the amendment from LIBOR (One-Month LIBOR Index Rate) plus 3.35% to LIBOR (One-Month LIBOR Index Rate) plus 3.85%.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The minimum principal payments on long-term debt obligations, assuming the Company will advance the remaining amounts on the revolving term loan, are expected to be as follows:

For the years ending June 30:
2011	$250,000
2012	2,600,000
2013	2,600,000
2014	2,600,000
2015	2,600,000
Thereafter	6,400,000

Total	$17,050,000

NOTE 5 -    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In March 2008, FASB issued ASC 815, Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities). ASC 815 requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The guidance requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As ASC 815 is only disclosure related, it did not have an impact on our financial position, results of operations or cash flows.

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices.  The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts.  Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments.  These contracts are recorded on the Company’s condensed consolidated balance sheets at fair value as discussed in Note 6, Fair Value of Financial Instruments.

As of June 30, 2010 and December 31, 2009, the value of the Company’s open futures, options and forward contracts was approximately $(443,991) and $(493,859), respectively.

		Asset	Liability
	Balance Sheet	Derivatives as of	Derivatives as of
	Classification	June 30, 2010	June 30, 2010
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$1,343,542	$1,787,533

		Asset	Liability
	Balance Sheet	Derivatives as of	Derivatives as of
	Classification	Dec. 31, 2009	Dec. 31, 2009
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$932,777	$1,426,636

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three-month and six-month periods ending June 30, 2010 and 2009, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on		Net Gain (Loss) Recognized on
	Derivative Activities for the		Derivative Activities for the
	Three-Months Ended:		Six-Months Ended:
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Derivatives not designated as hedging instruments:
Commodity contracts	$1,172,532	$3,882,414	$3,496,947	$5,248,422

The Company recorded gains of $3,496,947 and $5,248,422 in cost of goods sold related to its commodity derivative instruments for the six months ended June 30, 2010 and 2009, respectively.

NOTE 6 -    FAIR VALUE OF FINANCIAL INSTRUMENTS

In February 2006, FASB issued ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurement).  ASC 820 defines fair value, establishes a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, this guidance establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  The adoption of ASC 820 had an immaterial impact on the Company’s financial statements.  The three levels of hierarchy and examples are as follows

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange and commodity derivative contracts listed on the Chicago Mercantile Exchange Group, Inc. (“CME”).

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2010 and December 31, 2009:

	Fair Value as of June 30, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(86,200)	$12,804,188	$-	$12,717,989

Margin deposits	$775,463	$-	$-	$775,463

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$269,437	$33,480,174	$-	$33,749,611

Margin deposits	$362,609	$-	$-	$362,609

The fair value of the Company’s long-term debt approximates the carrying value.  The interest rates on the long-term debt are similar to rates the Company would be able to obtain currently in the market.

The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements.  The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CME.  The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CME and adjusts for the local market adjustments derived from other grain terminals in our area.

NOTE 7 -    COMMITMENTS

As of August 16, 2010, the Company had approximately $3.1 million for construction and acquisiton of property and equipment, all of which is expected to be inincurred by May 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and six-month periods ended June 30, 2010, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2009.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2009.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 27 million bushels of soybeans annually to produce approximately 600,000 tons of high protein soybean meal and 300 million pounds of crude soybean oil. Our production represents approximately 1.5% of the total soybean processing capacity in the United States. In addition to our processing plant, we operate a soybean oil refinery in Volga where we produce partially refined soybean oil. The partially refined soybean oil is sold to customers in the food, chemical and industrial sectors. Under certain market conditions we may issue warehouse receipts for crude oil according to the terms and conditions of the Chicago Mercantile Exchange Group (CME) soybean oil contract.  Other activities that generate income are our investment in Minnesota Soybean Processors (MnSP), as well as through management and consulting agreements.

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

In efforts to increase the value of the products we produce, we continue to invest in our subsidiary, Urethane Soy Systems Company (USSC), for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. For the six months ended June 30, 2010, USSC achieved a 45% growth in sales volume and an improvement in its gross margin, compared to the same period of 2009. Sales of polyol and OEM (original equipment manufacturer) also increased in 2010; however, spray foam sales decreased due to the poor housing market.  Despite our efforts though, USSC continues to operate at a loss.

In terms of overall operations between periods, we generated a net loss of approximately $1.3 million for the six months ended June 30, 2010, compared to net loss of $4.0 million for the same period in 2009, an improvement of $2.7 million, or $0.22 per bushel processed.  The improved results are primarily due to an increase of $2.8 million in gross profits for the first half of 2010.  A small South American soybean crop in 2009, combined with a weaker U.S. dollar, resulted in a strong export demand of U.S. soybean meal in the first quarter of 2010.  Margins declined in the second quarter as South America’s soybean crop and soybean products competed for the export market.  The high moisture 2009 soybean crop, which reduces the product yield, adversely affected our soy processing unit.

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

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2010 and 2009

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
		% of		% of
	$	Revenue	$	Revenue

Revenue	$67,332,470	100.0	$60,496,800	100.0
Cost of revenues	(67,912,677)	(100.9)	(60,886,112)	(100.7)
Administrative expenses	(1,247,444)	(1.8)	(1,049,510)	(1.7)
Other income (expense)	391,492	0.6	314,711	0.5
Income tax expense	—	0.0	—	—

Net (loss)	$(1,436,159)	(2.1)	$(1,124,111)	(1.9)

Revenue – Revenue increased $6.8 million, or 11.3%, for the second quarter of 2010, compared to the same period in 2009.  The increase in revenues is primarily due to an increase in the sales volume of soybean oil as well as an increase in the average sales price of soybean oil.  Because of lower oil prices in the second quarter of 2009, in contrast to 2010, we slightly reduced our oil sales during the second quarter of 2009 in order to maximize profits.  As for prices, the average sales price of our soybean oil increased approximately 13% in the second quarter of 2010, compared to the same period in 2009.  The principal cause for the price improvement is record export sales of soybeans to China and strong international demand for soybean products.

Gross Profit/Loss – For the second quarter of 2010, we generated a gross loss of $0.6 million, compared to a gross loss of $0.4 million for the second quarter of 2009.  The $0.2 million change in gross loss is primarily attributed to a higher moisture content of soybeans delivered to our facility.  Higher moisture content in soybeans impacts our gross profit by decreasing the amount of soybean meal produced from a bushel of soybeans.  Partially offsetting the decreased margins from increased moisture content is the return to near-average oil content levels in the 2010 soybean crop which increased the amount of oil available for us to sell.

Administrative Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $198,000, or 18.9%, for the second quarter of 2010, compared to the same period in 2009.  Most of this increase is due to an increase in our operating expenses associated with USSC.  Partially offsetting this increase in administrative expenses is a decrease in amortization expense of our patents.  In late 2009, we elected to impair the value of our patents, which were being amortized over the life of the patents at a rate of $103,000 per quarter.  Because of the impairment, no further amortization is necessary in 2010, including in the second quarter of 2010.

Interest Expense – Interest expense increased by $40,000, or 16.4%, for the second quarter of 2010, compared to the same period in 2009.  This increase is due to increased debt levels resulting from an increase in inventory quantity.  The average debt level during the second quarter of 2010 is approximately $23.1 million, compared to an average debt level of approximately $19.2 million for the same period in 2009.

Other Non-Operating Income – Other non-operating income increased by approximately $117,000 for the second quarter of 2010, compared to the same period in 2009.  This increase is largely due to an increase in grant funds received as part of our research to develop our soybean oil-based polyol into different product applications.

Net Income/Loss – The $0.3 million decrease in net loss for the second quarter of 2010, compared to the same period in 2009, is primarily attributable to a decrease in gross profit associated with higher moisture content in soybeans processed and an increase in administrative expenses.

Comparison of the six months ended June 30, 2010 and 2009

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
		% of		% of
	$	Revenue	$	Revenue

Revenue	$134,263,228	100.0	$121,454,512	100.0
Cost of revenues	(134,046,595)	(99.8)	(123,995,665)	(102.1)
Administrative expenses	(2,303,572)	(1.7)	(2,449,951)	(2.0)
Other income (expense)	799,083	0.5	986,884	0.8
Income tax expense	(100)	(0.0)	(300)	(0.0)

Net loss	$(1,287,956)	(1.0)	$(4,004,520)	(3.3)

Revenue – Revenue increased $12.8 million, or 10.5%, for the six-month period ended June 30, 2010 compared to the same six-month period in 2009.  The increase in revenues is primarily due to an increase in the sales volume of soybean oil along with an increase in the average sales price of soybean oil.  Because of low oil prices in the first half of 2009, in contrast to 2010, we reduced our oil sales in 2009 in order to maximize profits.  As for prices, the average sales price of our soybean oil increased approximately 16% in the first half of 2010, compared to the same period in 2009.  The principal cause for the price improvement is record export sales of soybeans to China and strong international demand for soybean products.

Gross Profit/Loss – For the first two quarters of 2010, we generated a gross profit of $0.2 million compared to a gross loss of $2.5 million for the same period in 2009.  The $2.7 million change in gross profit (loss) is primarily attributed to the return to near-average oil content levels in the 2010 soybean crop, which increased the amount of oil available for us to sell.  Partially offsetting this increase in gross profit is the impact from a higher moisture content in the soybeans delivered to our facility, which decreases the amount of soybean meal produced from a bushel of soybeans.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $146,000, or 6.0%, for the six-month period ended June 30, 2010 compared to the same period in 2009.  This decrease is primarily due to a $207,000 decrease in amortization expense of our patents.  In late 2009, we elected to impair the value of our patents, which were being amortized over the life of the patents.  Because of the impairment, no further amortization is necessary in 2010.  Partially offsetting the decrease in administrative expenses is an increase in the operating costs associated with USSC.

Interest Expense – Interest expense increased by $132,000, or 27.2%, for the six months ended June 30, 2010, compared to the same period in 2009.  This increase is due to increased debt levels resulting from an increased inventory quantity in the first six months of 2010.  The average debt level during the first six months of 2010 is approximately $27.9 million, compared to an average debt level of approximately $18.6 million for the same period in 2009.

Other Non-Operating Income – Other non-operating income decreased by $56,000, or 3.8% for the six-month period ended June 30, 2010, compared to the same period in 2009.  This decrease is due to a $147,000 decrease in patronage dividends received from CoBank in the first half of 2010, compared to the same period in 2009.  Partially offsetting this decrease in other non-operating income is an increase in grant funds received as part of our research to develop soybean oil-based polyol into different product applications.

Net Income/Loss – The $2.7 million change in net loss for the six-month period ended June 30, 2010, compared to the same period in 2009, is primarily attributable to an increase in gross profit and a decrease in administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2010, we had working capital, defined as current assets less current liabilities, of approximately $7.9 million, compared to working capital of $7.0 million on June 30, 2009.  Working capital increased between periods primarily due to the restructuring of loans with CoBank in May 2010.  In May, we amended our master loan agreement to increase our revolving term loan from $9.3 million to $16.8 million to fund various capital improvements.  One modification under this amendment was to waive one of the $1.3 million debt payments, which had been scheduled for September 2010.   Despite this increase, we anticipate that through the remainder of 2010 we will have sufficient cash flows from operations and our revolving debt to fund working capital, cover operating expenses and capital expenditures, and meet debt service obligations.

A summary of our cash flow from operating, investing and financing activities for each of the six-month periods ended June 30, 2010 and 2009:

	2010	2009

Net cash from (used for) operating activities	$8,527,197	$(23,334,952)
Net cash (used for) investing activities	(1,657,594)	(773,959)
Net cash from (used for) financing activities	(6,907,609)	24,108,756

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. The $31.9 million increase in cash flows from (used for) operating activities is primarily attributed to a $20.7 million decrease in inventory during the six months ended June 30, 2010, compared to an increase of $8.1 million during the same period in 2009.

Cash Flows from Investing Activities

The $0.9 million increase in cash flows used for investing activities is principally due to an increase in the amount of purchases of property and equipment.

Cash Flows from (Used For) Financing Activities

The $31.0 million change in cash flows from (used for) financing activities is principally due to a decrease in borrowings during the six months ended June 30, 2010, compared to the same period in 2009.  The decrease in seasonal and long-term borrowings in the six months of 2010, compared to the same period in 2009, is largely due to a decrease in inventory quantity.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations.  The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $16.8 million, and then pay down the principal whenever excess cash is available.  Repaid amounts may be borrowed up to the available credit line. The available credit line is scheduled to be reduced by $1.3 million every six months starting March 20, 2011 until maturity on March 20, 2017, though the payment for March 20, 2011 has been waived under the amendment to the loan agreement dated August 12, 2010 (see below for further details). The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed.  The principal balance outstanding on the revolving term loan is $9.9 million and $11.9 million as of June 30, 2010 and 2009, respectively.  There are $6.9 million of remaining funds available to borrow on the revolving term loan as of June 30, 2010.

The second credit line is a revolving working capital loan that matures on July 1, 2011.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $30 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.  The principal balance on the working capital loan is approximately $7.9 million and $19.9 million as of June 30, 2010 and 2009, respectively.  The remaining available funds to borrow on the revolving working capital loan are $22.1 million as of June 30, 2010.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.95% and 3.06% as of June 30, 2010 and 2009, respectively.  As of June 30, 2010 and 2009, the interest rate on the working capital loan is 3.70% and 3.06%, respectively.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  We were in violation of a covenant with CoBank, the working capital requirement covenant, as of June 30, 2010 but received a waiver from CoBank on August 12, 2010. . The covenant required us to maintain a minimum working capital of $7.5 million at fiscal year-end (December 31st) and $6.0 million at the end of each other period for which financial statements are to be furnished.  At June 30, 2010, however, working capital as defined under the agreement with CoBank was approximately $5.5 million.

In light of the waiver of August 12, 2010, we entered into an amendment of our loan agreements with CoBank on August 12, 2010. Under the amendment, we made a number of the material changes to the terms of the agreements. We may not declare and issue distributions to our members in any given year in excess of 35% (previously 50%) of our consolidated net income for the prior fiscal year without the consent of CoBank. Also under the amendment, the interest rate on the revolving term loan is increased from LIBOR (One-Month LIBOR Index Rate) plus 3.6% to LIBOR (One-Month LIBOR Index Rate) plus 4.1%, and the next $1.3 million quarterly payment, which was due on March 20, 2011, is deferred until September 20, 2011. The interest rate on the revolving working capital loan is increased under the amendment from LIBOR (One-Month LIBOR Index Rate) plus 3.35% to LIBOR (One-Month LIBOR Index Rate) plus 3.85%.

We also have another long-term note payable totaling $250,000, with an annual interest rate of 15.0% as of June 30, 2010. We have not made any principal payments on this other long-term obligation during the six months ended June 30, 2010 and 2009 and the date of this filing.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, and AIG Rail Services for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $1.0 million for each of the six-month periods ended June 30, 2010 and 2009. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $0.7 million and $0.8 million for each of the six months ended June 30, 2010 and 2009.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $101,000 and $117,000 for the six-month periods ended June 30, 2010 and 2009, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

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

 Commodities Risk & Risk Management. To reduce the price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight or options futures contract) on a regulated commodity futures exchange, the CME. While hedging activities reduce the risk of loss from changing market prices, such activities also limit the gain potential which otherwise could result from these significant fluctuations in market prices. Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time. Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions. We do not anticipate that our hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a cash contract.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

 From time to time in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual dispute. Currently, we are not involved in any legal proceeding that we believe is material. In the event we become involved in a legal proceeding, we carry insurance that provides protection against general commercial liability claims, claims against our directors, officers and employees, business interruption, automobile liability, and workers’ compensation claims. We are not currently involved in any material legal proceeding and are not aware of any potential claims.

Item 1A.	Risk Factors.

During the quarter ended June 30, 2010, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

On June 15, 2010, we held our 2010 annual meeting of members in Brookings, South Dakota.  At the meeting, Paul Barthel, Dean Christopherson, Wayne Enger, Marvin Hope, Randy Tauer, Delbert Tschakert, and Ardon Wek were reelected to the board of managers. In addition, Alan Christensen, David Driessen, Dan Feige, Paul Dummer, Ronald Gorder, Jerome Jerzak, Peter Kontz, Bryce Loomis, Robert Nelsen, Robert Nelson, Maurice Odenbrett, Lyle Trautman, Gary Wertish and Ardon Wek, will continue on the board until their terms expire, they are reelected, or their earlier resignation or other vacancy event.

VOTE TABULATION FOR BOARD OF MANAGER NOMINEES

Nominee	For	Abstentions
District One
Marvin Hope	Unanimous
District 2
Delbert Tschakert	Unanimous
District 3
Ardon Wek	Unanimous
District 4
Paul Barthel	Unanimous
District 5
Dean Christopherson	Unanimous
District 6
Randy Tauer	Unanimous
District 7
Wayne Enger	Unanimous

Item 5.	Other Information

On August 12, 2010, we entered into an amendment of our loan agreements with CoBank of Greenwood Village, Colorado. The amendment modifies a number of material terms to our master loan agreement, revolving term loan supplement and revolving working capital loan supplement. Under the amendment, we may not declare and issue distributions to our members in any given year in excess of 35% (previously 50%) of our consolidated net income for the prior fiscal year without the consent of CoBank.  Also under the amendment, the interest rate on the revolving term loan is increased from LIBOR (One-Month LIBOR Index Rate) plus 3.6% to LIBOR (One-Month LIBOR Index Rate) plus 4.1%, and the $1.3 million quarterly payment, the next of which was due on March 20, 2011, is deferred until September 20, 2011. The interest rate on the revolving working capital loan is increased under the amendment from LIBOR (One-Month LIBOR Index Rate) plus 3.35% to LIBOR (One-Month LIBOR Index Rate) plus 3.85%.

All other material terms and conditions under the master loan agreement and related agreements are the same following these amendments. The amendments to the master loan agreement and related agreements are filed as exhibits to this report.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: August 16, 2010
	By	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10/1	Master Loan Agreement dated May 3, 2010
10/2	Statused Revolving Credit Supplement dated May 3, 2010
10.3	Revolving Term Loan Supplement dated May 3, 2010
10.4	Revolving Credit Supplement – Letter of Credit dated May 3, 2010
10.5	Amendment to Master Loan Agreement dated August 12, 2010
10.6	Statused Revolving Credit dated August 12, 2010
10.7	Revolving Term Loan Supplement dated August 12, 2010
10.8	Revolving Credit Supplement –Letter of Credit dated August 12, 2010
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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