Form 10-Q
period 2010-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2010-11-10
CIK 1163609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 10, 2010, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010 AND 2009

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of September 30, 2010 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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

November 9, 2010
Sioux Falls, South Dakota

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	December 31,
	(Unaudited)	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,532	$69,791
Trade accounts receivable, less allowance for uncollectible accounts of $23,000 and $56,000 at September 30, 2010 and December 31, 2009, respectively	17,745,011	19,222,873
Inventories	23,423,529	35,822,294
Margin deposits	2,708,404	362,609
Prepaid expenses	239,991	576,846
Total current assets	44,119,467	56,054,413

PROPERTY AND EQUIPMENT	58,252,818	55,218,551
Less accumulated depreciation	(33,886,032)	(32,497,138)
Total property and equipment, net	24,366,786	22,721,413

OTHER ASSETS
Investments in cooperatives	7,922,574	7,848,625
Notes receivable - members	148,898	148,898
Patents and other intangible assets, net	857,684	786,581
Total other assets	8,929,156	8,784,104

Total assets	$77,415,409	$87,559,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS – continued

	September 30,
	2010	December 31,
	(Unaudited)	2009
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$1,914,479	$4,589,459
Current maturities of long-term debt	250,000	2,850,000
Note payable - seasonal loan	6,836,814	14,252,224
Accounts payable	511,699	650,573
Accrued commodity purchases	24,686,257	22,943,887
Accrued expenses	1,983,699	2,709,172
Accrued interest	141,872	130,750
Total current liabilities	36,324,820	48,126,065

LONG-TERM LIABILITIES
Long-term debt, less current maturities	11,258,200	8,000,000
Deferred compensation	51,619	69,573
Total long-term liabilities	11,309,819	8,069,573

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, consisting of 0 and 70,750
Class A capital units at September 30, 2010 and December 31, 2009, respectively	-	140,491

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding	29,780,770	31,223,801

Total liabilities, temporary equity and members' equity	$77,415,409	$87,559,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

	Three Months Ended September 30:		Nine Months Ended September 30:
	2010	2009	2010	2009

NET REVENUES	$70,434,421	$77,880,978	$204,697,649	$199,335,490

COST OF REVENUES
Cost of product sold	62,326,100	69,918,841	180,258,929	178,437,137
Production	3,537,968	3,213,340	11,167,739	11,094,511
Freight and rail	4,017,311	3,872,284	12,272,295	11,332,779
Brokerage fees	116,044	110,034	345,055	245,737
Total cost of revenues	69,997,423	77,114,499	204,044,018	201,110,164

GROSS PROFIT (LOSS)	436,998	766,479	653,631	(1,774,674)

OPERATING EXPENSES
Administration	1,084,055	1,178,105	3,387,627	3,628,056
OPERATING LOSS	(647,057)	(411,626)	(2,733,996)	(5,402,730)

OTHER INCOME (EXPENSE)
Interest expense	(326,568)	(319,686)	(942,295)	(803,763)
Other non-operating income	678,059	540,634	1,881,587	1,653,228
Patronage dividend income	-	-	211,282	358,367
Total other income (expense)	351,491	220,948	1,150,574	1,207,832

LOSS BEFORE INCOME TAXES	(295,566)	(190,678)	(1,583,422)	(4,194,898)

INCOME TAX EXPENSE	-	-	100	300

NET LOSS	$(295,566)	$(190,678)	$(1,583,522)	$(4,195,198)

BASIC AND DILUTED LOSS PER CAPITAL UNIT	$(0.01)	$(0.01)	$(0.05)	$(0.14)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED LOSS PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND 2009

	2010	2009
OPERATING ACTIVITIES
Net loss	$(1,583,522)	$(4,195,198)
Charges and credits to net loss not affecting cash:
Depreciation and amortization	1,628,424	1,934,966
Loss on sales of property and equipment	17,557	9,737
Non-cash patronage dividends	(73,949)	(125,428)
Change in current assets and liabilities	12,738,878	2,494,145
NET CASH FROM OPERATING ACTIVITIES	12,727,388	118,222

INVESTING ACTIVITIES
Proceeds from investments in cooperatives	-	277,713
Retirement of patronage dividends	-	55,052
Patent costs	(111,630)	(97,861)
Proceeds from sales of property and equipment	-	12,431
Purchase of property and equipment	(3,237,627)	(1,028,383)
NET CASH (USED FOR) INVESTING ACTIVITIES	(3,349,257)	(781,048)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	(2,674,980)	(1,471,391)
Net (payments) proceeds from seasonal borrowings	(7,415,410)	1,394,052
Payments for debt issue costs	(13,200)	-
Proceeds from long-term debt	1,958,200	4,967,079
Principal payments on long-term debt	(1,300,000)	(4,236,096)
NET CASH FROM (USED FOR) FINANCING ACTIVITIES	(9,445,390)	653,644

NET CHANGE IN CASH AND CASH EQUIVALENTS	(67,259)	(9,182)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	69,791	9,332

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,532	$150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:	2010	2009

Interest	$931,173	$794,367

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements as of and for the periods ended September 30, 2010 and 2009 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2009 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

NOTE 2 -   INVENTORIES

Inventories consist of the following at September 30, 2010 and December 31, 2009:

	2010	2009

Finished goods	$8,780,374	$8,813,404
Raw materials and other	14,643,155	27,008,890

Totals	$23,423,529	$35,822,294

NOTE 3 -   NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires July 1, 2011. The purpose of the credit agreement is to finance the inventory and accounts receivable of the Company. Prior to the amendment discussed in Note 8, the Company could borrow up to $30 million under this agreement. Interest accrues at a variable rate (4.11% at September 30, 2010).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases.  There were advances outstanding of $6,836,814 and $14,252,224 at September 30, 2010 and December 31, 2009, respectively.  The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $23,163,000 as of September 30, 2010.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -   LONG-TERM DEBT

	2010	2009

Revolving term loan from CoBank, interest at variable rates (4.36% and 3.49% at September 30, 2010 and December 31, 2009, respectively), secured by substantially all property and equipment. Loan matures September 20, 2017.	$11,258,200	$10,600,000

Note payable to Richard Kipphart, issued February 13, 2002, with monthly installments of $20,000, interest at 5%, and to maturity. Note matures on January 15, 2012.	250,000	250,000
	11,508,200	10,850,000
Less current maturities	(250,000)	(2,850,000)

Totals	$11,258,200	$8,000,000

The Company entered into an agreement as of August 12, 2010 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 3.  Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $16,800,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2011 until maturity on September 20, 2017.  The principal balance outstanding on the revolving term loan was $11,258,200 and $10,600,000 as of September 30, 2010 and December 31, 2009, respectively.  There was $5,541,800 of remaining commitments available to borrow on the revolving term loan as of September 30, 2010.  Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios.

The minimum principal payments on long-term debt obligations, assuming the Company will advance the remaining amounts available on the revolving term loan, are expected to be as follows:

For the years ending September 30:
2011	$1,550,000
2012	2,600,000
2013	2,600,000
2014	2,600,000
2015	2,600,000
Thereafter	5,100,000

Total	$17,050,000

NOTE 5 -   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2010 and December 31, 2009, the value of the Company’s open futures, options and forward contracts was approximately $675,000 and $(493,859), respectively.

		Asset	Liability
	Balance Sheet	Derivatives as of	Derivatives as of
	Classification	September 30, 2010	September 30, 2010
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$4,766,216	$4,091,216

		Asset	Liability
	Balance Sheet	Derivatives as of	Derivatives as of
	Classification	Dec. 31, 2009	Dec. 31, 2009
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$932,777	$1,426,636

During the three-month and nine-month periods ending September 30, 2010 and 2009, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on		Net Gain (Loss) Recognized on
	Derivative Activities for the		Derivative Activities for the
	Three-Months Ended:		Nine-Months Ended:
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Derivatives not designated as hedging instruments:
Commodity contracts	$(751,337)	$4,816,815	$2,745,610	$10,065,237

The Company recorded gains of $2,745,610 and $10,065,237 in cost of revenues related to its commodity derivative instruments for the nine months ended September 30, 2010 and 2009, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2010 and December 31, 2009:

	Fair Value as of September 30, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(663,013)	$21,859,023	$-	$21,196,010

Margin deposits	$2,708,404	$-	$-	$2,708,404

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$269,437	$33,480,174	$-	$33,749,611

Margin deposits	$362,609	$-	$-	$362,609

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

NOTE 7 -   COMMITMENTS

As of September 30, 2010, the Company had unpaid commitments of approximately $2.5 million for construction and acquisition of property and equipment, all of which is expected to be incurred by May 2011.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 -   SUBSEQUENT EVENT

On October 14, 2010 the Company entered into an amendment of the Master Loan Agreement with CoBank for the purpose of amending our revolving working capital (seasonal) loan. Under the amendment, the amount that the Company may borrow on the seasonal loan is increased from $30 million to $40 million. In addition, the Company’s covenant for working capital is changed.  Prior to the amendment, the minimum working capital requirement was $7.5 million at the end of each fiscal year and $6.0 million at the end of each other period for which financial statements are required to be furnished. After the amendment, the minimum working capital requirement will remain at $7.5 million at the end of each fiscal year and $6.0 million at the end of each other period for which financial statements are required to be furnished including November 30, 2010. Beginning on January 31, 2011, however, and for every period for which financial statements are required to be furnished, the minimum working capital for these periods is increased from $6.0 million to $7.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and nine-month periods ended September 30, 2010, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2009.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2009.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 27 million bushels of soybeans annually to produce approximately 600,000 tons of high protein soybean meal and 300 million pounds of crude soybean oil. Our production represents approximately 1.5% of the total soybean processing capacity in the U.S. In addition to our processing plant, we operate a soybean oil refinery in Volga where we produce partially refined soybean oil. The partially refined soybean oil is sold to customers in the food, chemical and industrial sectors. Under certain market conditions we may issue warehouse receipts for crude oil according to the terms and conditions of the Chicago Mercantile Exchange Group (CME) soybean oil contract.  Other activities that generate income are our investment in Minnesota Soybean Processors (MnSP), as well as through management and consulting agreements.

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

In efforts to increase the value of the products we produce, we continue to invest in our subsidiary, Urethane Soy Systems Company (USSC), for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. For the nine months ended September 30, 2010, USSC had a 25% improvement in its gross margin, compared to the same period of 2009. Sales to the OEM (original equipment manufacturer) increased in 2010. Spray foam sales, however, decreased due to the poor housing market. USSC continues to operate at a loss.

In terms of overall operations between periods, we generated a net loss of approximately $1.6 million for the nine months ended September 30, 2010, compared to a net loss of $4.2 million for the same period in 2009, an improvement of $2.6 million, or $0.15 per bushel processed.  The improved results are primarily due to an increase of $2.4 million in gross profits for the nine months of 2010.  A small South American soybean crop in 2009, combined with a weaker U.S. dollar, resulted in strong exports of soybean meal from the U.S. in the first quarter of 2010.  Margins declined in the second and third quarter of 2010 as South America’s soybean crop and soybean products became more competitive with the U.S. export market.  The high moisture content of the soybean crop in 2009, which reduces the product yield, adversely affected our soy processing unit in 2010.

The 2010 U.S. soybean crop is at a record volume and has returned to normal moisture levels. As a result, we anticipate that our process yields will return to historical levels. However, economic uncertainty, domestically and internationally, will continue to contribute to price volatility in the commodity and petroleum markets. An effective use of risk management and operating prudently will likely be our best tools for handling these challenges.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2010 and 2009

	Quarter Ended September 30, 2010		Quarter Ended September 30, 2009
		% of		% of
	$	Revenue	$	Revenue

Revenue	$70,434,421	100.0	$77,880,978	100.0
Cost of revenues	(69,997,423)	(99.4)	(77,114,499)	(99.0)
Administrative expenses	(1,084,055)	(1.5)	(1,178,105)	(1.5)
Other income (expense)	351,491	0.5	220,948	0.3
Income tax expense	—	0.0	—	—

Net (loss)	$(295,566)	(0.4)	$(190,678)	(0.2)

Revenue – Revenue decreased $7.4 million, or 9.6%, for the third quarter of 2010, compared to the same period in 2009.  The decrease in revenues is primarily due to decreases in the average sales price of soybean meal and sales volume of soybean oil.  The average sales price of our soybean meal decreased approximately 14% in the third quarter of 2010, compared to the same period in 2009.  The decrease is primarily due to an increase in supply of soybeans from a favorable soybean crop in South America.  In addition, because of lower oil prices due to decreased export demand of soybean oil in the second quarter of 2009, in contrast to 2010, we slightly reduced our oil sales during the second quarter of 2009 in order to maximize profits.  As margins began to improve during the third quarter of 2009, we increased sales volume to reduce our increased oil supply.

Gross Profit/Loss – For the third quarter of 2010, we generated a gross profit of $0.4 million, compared to a gross profit of $0.8 million for the third quarter of 2009.  The $0.4 million decrease in gross profit is primarily attributed to a higher moisture content of soybeans delivered to our facility.  Higher moisture content in soybeans adversely impacts our gross profit by decreasing the amount of soybean meal produced from a bushel of soybeans.

Administrative Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $94,000, or 8.0%, for the third quarter of 2010, compared to the same period in 2009.  Most of this decrease is due to a decrease in amortization expense of our patents.  In late 2009, we elected to impair the value of our patents which were being amortized over the life of the patents at a rate of $103,000 per quarter.  Because of the impairment, no further amortization has been necessary in 2010, including the third quarter of 2010.

Interest Expense – Interest expense remained relatively unchanged for the third quarter of 2010, compared to the same period in 2009.  The average debt level for the third quarter of 2010 decreased approximately $5.8 million, compared to the same period in 2009; however, this was offset by an increase in the interest rate on our senior debt during these same periods.

Other Non-Operating Income – Other non-operating income increased by approximately $137,000, or 25.4%, for the third quarter of 2010, compared to the same period in 2009.  This increase is largely due to an increase in grant funding received for the research and development of our soybean oil-based polyol into different product applications.

Net Income/Loss – The $0.1 million increase in net loss for the third quarter of 2010, compared to the same period in 2009, is primarily attributable to a decrease in gross profit associated with higher moisture content in the soybeans we processed, partially offset by a decrease in administrative expenses and an increase in other non-operating income.

Comparison of the nine months ended September 30, 2010 and 2009

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
		% of		% of
	$	Revenue	$	Revenue

Revenue	$204,697,649	100.0	$199,335,490	100.0
Cost of revenues	(204,044,018)	(99.7)	(201,110,164)	(100.9)
Administrative expenses	(3,387,627)	(1.7)	(3,628,056)	(1.8)
Other income (expense)	1,150,574	0.6	1,207,832	0.6
Income tax expense	(100)	(0.0)	(300)	(0.0)

Net loss	$(1,583,522)	(0.8)	$(4,195,198)	(2.1)

Revenue – Revenue increased $5.4 million, or 2.7%, for the nine-month period ended September 30, 2010 compared to the same nine-month period in 2009.  The increase in revenues is primarily due to an increase in the sales volumes of soybean oil, along with an increase in the average sales price of soybean oil.  Because the volume of bushels processed increased 2.4% in the nine-month period ended September 30, 2010, compared to the same period in 2009, the amount of product available to sell also increased.  As for prices, the average sales price of our soybean oil increased approximately 15% in the first nine months of 2010, compared to the same period in 2009.  The principal cause for the price improvement is a record export in sales of soybeans to China and strong international demand for soybean products.

Gross Profit/Loss – For the first three quarters of 2010, we generated a gross profit of $0.7 million compared to a gross loss of $1.8 million for the same period in 2009.  The $2.5 million change in gross profit (loss) is primarily attributed to an improvement in demand for soybean products internationally.  Partially offsetting this increase is the adverse impact caused by higher moisture content in the soybeans delivered to our facility. Higher moisture content decreases the amount of soybean meal produced from a bushel of soybeans.

Administrative Expense – Administrative expense, including all selling, general and administrative expenses, decreased $240,000, or 6.6%, for the nine-month period ended September 30, 2010 compared to the same period in 2009.  This decrease is primarily due to decreases in amortization expense of our patents and bad debt expense.  In late 2009, we elected to impair the value of our patents, which were being amortized over the life of the patents.  Because of the impairment, no further amortization has been completed in 2010.  Partially offsetting the decrease in administrative expenses is an increase in the operating costs associated with USSC.

Interest Expense – Interest expense increased by $139,000, or 17.2%, for the nine months ended September 30, 2010, compared to the same period in 2009.  This increase is due to increased debt levels resulting from an increase in inventory quantity in the first nine months of 2010.  The average debt level during the first three quarters of 2010 is approximately $25.6 million, compared to an average debt level of approximately $21.5 million for the same period in 2009.

Other Non-Operating Income – Other non-operating income decreased by $57,000, or 4.7% for the nine-month period ended September 30, 2010, compared to the same period in 2009.  This decrease is due to a $147,000 decrease in patronage dividends received from CoBank in the first three quarters of 2010, compared to the same period in 2009.  Partially offsetting this decrease is an increase in grant funding received for the research and development of soybean oil-based polyol into different product applications.

Net Income/Loss – The $2.6 million change in net loss for the nine-month period ended September 30, 2010, compared to the same period in 2009, is primarily attributable to an increase in gross profit and a decrease in administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2010, we had working capital, defined as current assets less current liabilities, of approximately $7.8 million, compared to working capital of $5.9 million on September 30, 2009.  Working capital increased between periods primarily due to the restructuring of loans with CoBank in May and August 2010.  In the restructuring which we accomplished through amendments in May and August, we increased our revolving term loan from $9.3 million to $16.8 million to fund various capital improvements.  One amendment involved the waiver of two of the $1.3 million debt payments on our revolving term loan, which had been scheduled for payment in September 2010 and March 2011.  For the remainder of the year, we anticipate that we will have sufficient cash flows from operations and our revolving debt to fund working capital, cover operating expenses and capital expenditures, and meet debt service obligations.

A summary of our cash flow from operating, investing and financing activities for each of the nine-month periods ended September 30, 2010 and 2009:

	2010	2009

Net cash from operating activities	$12,727,388	$118,222
Net cash (used for) investing activities	(3,349,257)	(781,048)
Net cash from (used for) financing activities	(9,445,390)	653,644

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. The $12.6 million increase in cash flows from operating activities is primarily attributed to a $1.7 million increase in accrued commodity purchases during the nine months ended September 30, 2010, compared to a decrease of $10.8 million during the same period in 2009.

Cash Flows from Investing Activities

The $2.6 million increase in cash flows used for investing activities is principally due to an increase in the purchase of property and equipment in 2010 for plant operations.

Cash Flows from (Used For) Financing Activities

The $10.1 million change in cash flows from (used for) financing activities is principally due to a decrease in borrowings during the nine months ended September 30, 2010, compared to the same period in 2009.  The decrease in seasonal and long-term borrowings in 2010, compared to 2009, is largely due to a decrease in inventory quantity.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations.  The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $16.8 million, and then pay down the principal whenever excess cash is available.  Repaid amounts may be borrowed up to the available credit line. The available credit line is scheduled to be reduced by $1.3 million every six months starting September 20, 2011 until maturity on September 20, 2017. The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed.  The principal balance outstanding on the revolving term loan is $11.3 million and $10.6 million as of September 30, 2010 and 2009, respectively.  Under this loan, we have an additional $5.5 million in available funds to borrow as of September 30, 2010.

The second credit line is a revolving working capital (seasonal) loan that matures on July 1, 2011.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line was $30 million at September 30, 2010; however, on October 14, 2010, we entered into an amendment with CoBank to increase this credit line to $40 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.  The principal balance on the working capital loan is approximately $6.8 million and $1.4 million as of September 30, 2010 and 2009, respectively. Under this loan, we have an additional $23.2 million in available funds to borrow as of September 30, 2010.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.36% and 3.25% as of September 30, 2010 and 2009, respectively.  As of September 30, 2010 and 2009, the interest rate on the working capital loan is 4.11% and 3.25%, respectively.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  We were in compliance with all covenants and conditions with CoBank as of September 30, 2010.

We also have another note payable totaling $250,000, with an annual interest rate of 5.0%. We have not made any principal payments on this obligation during the nine-month periods ended September 30, 2010 and 2009.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, and AIG Rail Services for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $1.6 million and $1.5 million for the nine-month periods ended September 30, 2010 and 2009, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $1.1 million and $1.2 million for each of the nine months ended September 30, 2010 and 2009, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $154,000 and $191,000 for the nine-month periods ended September 30, 2010 and 2009, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2010, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.	Other Information.

None

Item 6.	Exhibits.

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: November 10, 2010
	By	/s/ Rodney Christianson
Rodney G. Christianson
Chief Executive Officer

EXHIBIT INDEX
TO
FORM 10-Q
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amendment to Master Loan Agreement dated October 14, 2010
10.2	Monitored Revolving Credit Supplement dated October 14, 2010
31	Rule 13a-14(a)/15d-14(a) Certification
32	Section 1350 Certification

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