Form 10-K
period 2010-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2011-03-30
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
☐    Yes        ☒    No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒    Yes        ☐    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐   Yes        ☐    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of accelerated filer, large accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act.

☐ Large Accelerated Filer	☐ Accelerated Filer	☐ Non-Accelerated Filer	☒ Smaller Reporting Company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐    Yes       ☒    No

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2010 was approximately $22,039,500. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Information Statement for 2011 Annual Meeting of Members.

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other reports issued by South Dakota Soybean Processors, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report. As stated elsewhere in this report such factors include, among others:

•	Changes in the weather or general economic conditions impacting the availability and price of soybeans and natural gas;

•	Changes in business strategy, capital improvements or development plans;

•	Changes in the availability of credit and interest rates;

•	Damage to or loss of our facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;
•	Global, national and regional agricultural, economic, financial and commodities market, political, social, and health conditions;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	The availability of additional capital to support capital improvements, development and projects;

•	Changes in perception of food quality and safety; and

•	Other factors discussed under the item below entitled “Risk Factors.”

We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

PART I

Item 1.        Business.

Overview

South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant, a soybean oil refinery, and a bio-based polyurethane production facility in Volga, South Dakota. We are owned by approximately 2,200 members. Our members principally reside in South Dakota and neighboring states, many of whom deliver and sell soybeans to our plant for processing.

Our core business consists of processing locally grown soybeans into soybean meal and soybean oil. Approximately 80% of a bushel of soybeans (60 pounds) is processed into soybean meal or hulls, and the remaining 20% is extracted as oil. We sell the soybean meal primarily to resellers, feed mills, and livestock producers as livestock feed. We market and sell multiple grades of soybean oil – crude, refined, and a soy-based polyol.  Crude and refined soybean oil are marketed and sold to the food, biodiesel and chemical industries. Our soy-based polyol, Soyol®, and its resin systems, are sold to the polyurethane industry.  Under certain market conditions, we may register and deliver warehouse receipts for crude oil according to the terms and conditions of a Chicago Mercantile Exchange (CME) soybean oil futures contract.

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

We began producing crude soybean oil, soybean meal and soybean hulls in late 1996. Since then we have made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we acquired ownership and management control of Urethane Soy Systems Company (USSC), a company to which we sell refined oil and Soyol ® which in turn sells such products and Soyol® -based polyurethane products to its customers.  We currently own 100% of USSC. We anticipate completing construction of a deodorizer at our facility during the second quarter of 2011. Once completed we will have the capacity to deodorize our refined oil which will allow us to sell refined oil directly to customers in the food industry.

Industry Information

The soybean processing industry converts soybeans into soybean meal, soybean hulls and soybean oil. A bushel of soybeans typically yields approximately 44 pounds of meal, 4 pounds of hulls, and 11 pounds of crude oil when processed.  While the meal and hulls are mostly consumed by animals, food ingredients are the primary end use for the oil. Crude soybean oil is generally refined for use as salad and cooking oil, baking and frying fat, and to a more limited extent, for industrial uses. Increasingly, the sale of soybean oil for human consumption is impacted by the regulation of trans-fat. Trans-fat is created by the hydrogenation process of products such as soybean oil and plant oils. Since 2006, the U.S. Food and Drug Administration has required that food processors disclose the level of trans-fatty acids contained in their products. In addition, various local governments in the U.S. have enacted, or are considering enacting, restrictions on the use of trans-fats in restaurants. As a result, many food manufacturers have reduced the amount of hydrogenated soybean oil they include in their products or switched to other oils containing lower amounts of trans-fat.

Soybean production is concentrated in the central U.S., Brazil, Argentina and China. In the 2010 harvest season, the U.S. produced approximately 3.33 billion bushels of soybeans or approximately 36% of estimated world production. The USDA estimates that approximately 50% of soybeans produced in the U.S. are processed domestically, 48% are exported as whole soybeans, and 2% are retained for seed and residual use. Historically, there has been an adequate supply of soybeans produced in South Dakota and upper Midwest for the soybean processing industry. In 2010, farm producers in South Dakota produced 157 million bushels of soybeans, and producers in the top five producing states produced the following:

State	Production (bushels)
Iowa	496 million
Illinois	466 million
Minnesota	328 million
Nebraska	267 million
Indiana	258 million

Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Soybean meal is predominantly consumed by poultry and swine in the U.S. On average, exports of soybean meal account for 20% to 25% of total production.

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

The soybean industry continues diligently to introduce soy-based products as bio-based substitutes for various petroleum-based products. Such products include biodiesel, soy ink, lubricants, candles and plastics. Biodiesel, a substitute for standard, petroleum-based diesel fuel, experienced steady growth in the U.S. until 2008. Since then, however, the biodiesel market has been stagnant resulting from overcapacity in the industry, price volatility in the petroleum oil market, and volatile input costs.

Products & Services

Soybean Processing

We process soybeans at our crushing plant to extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of a soybean bushel is processed and sold as soybean meal or hulls. The remaining percentage of the soybean is extracted as crude soybean oil. The crude soybean oil may be sold directly to customers or we may process the crude into refined oil and a soy-based polyol for future sale.

Polyurethane

We produce a bio-based polyol called Soyol® which is used in industrial applications for the polyurethane industry. Soyol® is made from specially refined crude soybean oil, and is a key chemical compound that, upon reaction with other ingredients, forms polyurethane plastics. Soyol® is a renewable replacement for petrochemical based polyols. Polyurethanes are used in a variety of products such as insulation in buildings and appliances; seating; carpet backing and padding; shoe soles; roof coatings; mattresses and pillows; rigid panels; and bumpers and interiors in cars, tractors and trucks. We sell Soyol® to USSC which, in turn, markets and sells to its customers Soyol® and polyurethane resin systems incorporating Soyol®. Our resin systems include a spray-on insulation product called SoyTherm™, a spray-based coating product for various applications (such as bedliners) called BioTuff™, and several others. While our primary marketing focus has been with spray applications, we also market our systems to original equipment manufacturers (“OEM”).

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

Raw Materials and Suppliers

We procure soybeans from local soybean producers and elevators. In 2010, soybean production in South Dakota was approximately 157 million bushels, compared to 175 million bushels in 2009, 138 million bushels in 2008 and 133.5 million bushels in 2007. Of this amount, we processed 25.2 million bushels in 2010, compared to 24.5 million bushels of soybeans in 2009, 26.5 million bushels in 2008 and 26.6 million bushels in 2007. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.

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

Employees

We currently employ approximately 83 individuals, all but 7 of whom are full-time. We have no unions or other collective bargaining agreements.

Sales, Marketing and Customers

Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. Our meal market is local (typically within 200 miles of our Volga facility), Western U.S., and Canada. We have two significant meal customers, Commodity Specialists Company, with facilities in Shawnee Mission, Kansas, and Minneapolis, Minnesota, and Archer Daniels Midland Company (ADM), with a facility in Mankato, Minnesota, to which our product is delivered. Our crude soybean oil is primarily sold to various companies in the refining industry which typically process the oil for human consumption. We anticipate that following the completion of construction of a new deodorizer, we will be able to sell refined oil directly to the food industry for human consumption. Our Soyol® and polyurethane resin systems incorporating Soyol® are primarily sold to companies within the housing and auto industries.

The table presented below represents the percentage of sales by quantity of product sold within various markets for 2010.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil	Poly- urethane

Local	34%	23%	57%	24%
Other U.S. States	47%	77%	43%	75%
Export	18%	—	—	1%

Over half of our products are shipped by rail, the service of which is provided by the Canadian Pacific (CP) rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP) rail lines. All of our assets and operations are domiciled in the U.S., and all of the products sold are produced in the U.S.

Dependence upon a Single Customer

None.

Competition

We are in direct competition with several other soybean processing companies in the U.S., many of which have significantly greater resources than we do. The U.S. soybean processing industry is comprised primarily of 16 different companies operating 64 plants in the U.S. It is a mature, consolidated and vertically-integrated industry with four companies controlling nearly 84% of the processing industry. Those four companies are Archer Daniels Midland (ADM), Bunge, Cargill and Ag Processing (AGP). The U.S. vegetable oil (including soybean oil) refining industry is divided between oilseed processors and independent vegetable oil refiners. The oilseed processors operate approximately 83% of the vegetable oil refining capacity in the U.S., and ADM, Bunge, Cargill and AGP operate approximately 68% of the oil refining capacity. The three largest independent vegetable oil refiners are ACH Foods (in joint venture with ADM), Smuckers (Proctor & Gamble), and ConAgra (Hunt-Wesson).

We are the only soybean processing plant that currently operates in South Dakota. We believe that our processing facility represents approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. We plan to maintain our competitive position in the market by producing high quality products and operating a highly efficient operation at the lowest possible cost, and adding value to our products. We plan to increase our cost efficiency by adding value to our products by investing in further processing of our products, and developing and reviewing new applications for our products in the plastics and energy fields.

Our primary competitors in soy-based polyols are Biobased Technology and Cargill Inc. We also face strong competition from suppliers in the polyurethane market, specifically from BASF, Bayer, Dow Chemical and Huntsman, each of which has significantly greater resources than we or USSC.

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

Item 1A.     Risk Factors.

We are affected by changes in commodity prices.   Our revenues, earnings and cash flows are affected by market prices for commodities such as crude petroleum oil, natural gas, soybeans, and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of supply, government regulation and policies, and general political and economic conditions. In addition, we are exposed to the risk of nonperformance by counterparties to contracts. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than the current market prices.

 We are subject to global and regional economic downturns and risks relating to turmoil in global financial markets. The level of demand for our products is increasingly affected by regional and global demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities which could adversely affect our business and results of operations. Additionally, weak global economic conditions and turmoil in global financial markets, including constraints on the availability of credit, have in the past adversely affected, and may in the future continue to adversely affect, the financial condition and creditworthiness of some of our customers, suppliers and other counterparties which in turn may negatively impact our financial condition and results of operations.

We could be affected by higher than anticipated operating costs, including but not limited to increased prices for soybeans. In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the ongoing operation of our soybean processing and refining plant or our interest in USSC caused by a variety of factors, many of which are beyond our control. These cost increases could arise from an inadequate local supply of soybeans and resulting increased price that is not accompanied by an increase in the price for soybean oil and meal. Labor costs can also increase over time, particularly if there is any shortage of labor, or shortage of persons with the skills necessary to operate our facility. Adequacy and cost of electric and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail transportation may affect our profitability with respect to the transportation of soybean meal, oil and other products to our customers.

It may become more difficult to sell our soybean oil for human consumption. The U.S. Food and Drug Administration requires food manufacturers to disclose the levels of trans-fatty acids contained in their products. In addition, various local governments in the U.S. are considering, and some have enacted, restrictions on the use of trans-fats in restaurants. Several food processors have either switched or indicated an intention to switch to edible oil products with lower levels of trans-fatty acids. Because processing soybean oil, particularly hydrogenation, creates trans-fat, it may be difficult to sell our oil to customers engaged in the food industry which could adversely affect our revenues and profits.

Hedging transactions involve risks that could harm our profitability. To reduce our price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) for soybeans, soybean meal and crude soybean oil on the Chicago Mercantile Exchange. While hedging activities reduce our risk of loss from changing market values, such activities also limit the gain potential which otherwise could result from those market fluctuations. Our policy is to maintain hedged positions within limits, but we can be long or short at any time. In addition, at any one time, our inventory and purchase contracts for delivery to the plant may be substantial, which could limit our ability to adjust our hedged positions. If our risk management policies and procedures that guide our net position limits are inadequate, we could suffer adverse financial consequences.

We have made a significant investment in our subsidiary, USSC, which has a history of operating losses. We are the sole owner of USSC, a company engaged primarily in research and development of Soyol® and Soyol®-based resin systems. To date, USSC has generated limited revenues and significant losses. If USSC continues to be unprofitable, our operations overall will be adversely affected, consequently diminishing our earnings and the value of our investment in USSC. The ability to commercialize Soyol® depends upon, among other things, the performance of the product as compared to alternative polyols, successful completion of ongoing development activities, the ability to market the product, and the relative cost to the customer of Soyol® as compared to alternative polyols. If Soyol® is not successfully commercialized and fails to achieve market acceptance, USSC will likely not achieve or sustain profitable operations and we may be required to abandon or reduce our investment in USSC.

The success of our subsidiary, USSC, is dependent upon market acceptance of Soyol ®. USSC’s future success, if any, is significantly dependent on the acceptance of Soyol® in the markets to which Soyol® is targeted. Since the introduction of Soyol®, USSC has had limited success in marketing to manufacturers the use of Soyol® as a replacement for petroleum-based polyols. Common acceptance of USSC’s technology is dependent upon among other things, the ease of use, reliability, price and increased consumer demand for bio-based products. Even if the advantages of Soyol® are established, we are unable to predict how quickly, if ever, Soyol® will be generally accepted by manufacturers as a substitute for petroleum-based polyols.

We are dependent on our management and other key personnel, and loss of their services may adversely affect our business. Our success and business strategy is dependent in large part on our ability to attract and retain key management and operating personnel. This can present particular challenges for us because we operate in a specialized industry and because our business is located in a rural area. Such individuals are in high demand and are often subject to competing employment offers in the agricultural value-added industries. In particular, our success is dependent on our ability to retain the services of Mr. Christianson, our CEO, Mr. Hyde, our CFO, and Mr. Kersting, our Commercial Manager. The loss of the services of Messrs. Christianson, Hyde or Kersting or the failure of such individuals to perform their job functions in a satisfactory manner would have a material adverse effect on our business operations and prospects.

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

Because soybean processing and refining is energy intensive, our business will be materially harmed if energy prices increase substantially. Electricity prices have steadily increased the last few years, and natural gas prices have fluctuated historically. Currently, natural gas prices are at record low levels. If the trend in electricity prices continues, any significant increase in the price of natural gas will increase our energy costs and adversely affect our profitability and operating results.
.
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

            We are subject to industry-specific risks which could adversely affect our operating results. We are subject to risks which include, but are not limited to, product quality or contamination; shifting consumer preferences; federal, state, and local food processing regulations; socially unacceptable farming practices; environmental, health and safety regulations; and customer product liability claims.  The liability which could result from certain of these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by us.  The occurrence of any of the matters described above could adversely affect our revenues and operating results. Our products are used as ingredients in livestock and poultry feed.  Thus, we are subject to risks associated with the outbreak of disease in livestock and poultry, including, but not limited to, mad-cow disease and avian influenza.  The outbreak of disease could adversely affect demand for our products used as ingredients in livestock and poultry feed.  A decrease in demand for these products could adversely affect our revenues and operating results.

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

We conduct our operations principally at our facility in Volga, South Dakota. We own the land, consisting of 106 acres, on which all of the infrastructure and physical properties rest. Our facilities consist of a soybean processing plant, a soybean oil refinery and deodorizer, a bio-based polyurethane production facility, a quality control laboratory, and administrative and operations buildings.

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

Item 4.	(Removed and Reserved).

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2011, the total number of capital units outstanding is 30,419,000, all of which is owned and held by 2,196 members.

Trading Activity

Our capital units are not traded on an exchange or The NASDAQ Stock Market. Rather, our capital units are traded on a “qualified matching service” as defined by the publicly-traded partnership rules of the federal tax code. Under the qualified matching service, bids for capital units submitted by interested buyers and sellers are matched on the basis of rules and conditions set forth under the federal tax code and by us, all trades being subject to approval by our board of managers. Our qualified matching service is operated through Variable Investment Advisors, Inc., of Sioux Falls, South Dakota, a registered broker-dealer operating a registered alternative trading system with the SEC. The following table contains historical information by quarter for the past two years regarding the trading of capital units through the qualified matching service:
Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Traded
First Quarter 2009	$1.00	$1.22	$1.20	12,250
Second Quarter 2009	$0.95	$0.96	$0.95	7,500
Third Quarter 2009	$0.90	$0.96	$0.94	15,500
Fourth Quarter 2009	$0.87	$0.89	$0.88	4,500
First Quarter 2010	$—	$—	$—
Second Quarter 2010	$0.55	$0.95	$0.72	14,000
Third Quarter 2010	$0.60	$0.75	$0.66	12,500
Fourth Quarter 2010	$—	$—	$—	—

(1)	The qualified matching service prohibits firm bids; therefore, the prices reflect actual sale prices of the capital units.

There were no issuer purchases of equity securities during the fourth quarter ending December 31, 2010.

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

Distributions

In 2010 and 2009, we made no cash distributions to our members.  Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement. In addition, distributions are subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements for the years ended December 31, 2010, 2009 and 2008 included in Item 8 of this report were audited by Eide Bailly LLP.

	2010	2009	2008	2007	2006

Bushels Processed	25,227,040	24,482,087	26,470,827	26,649,061	27,775,724

Statement of Operations Data:
Revenues	$287,544,751	$268,272,561	$360,114,676	$247,741,767	$212,721,926
Costs & Expenses:
Cost of goods sold	(285,109,962)	(266,961,340)	(350,920,031)	(240,701,417)	(203,525,766)
Operating Expenses	(4,189,696)	(9,605,961)	(6,041,727)	(3,938,405)	(3,487,773)
Operating Profit (Loss)	(1,754,907)	(8,294,740)	3,152,918	3,101,945	5,708,387
Non-Operating Income	2,754,024	2,696,447	2,664,524	3,157,147	2,574,350
Interest Expense	(1,496,650)	(1,144,923)	(2,331,105)	(2,105,676)	(629,070)
Income Tax Expense	(100)	(300)	(300)	7,160	(2,308)
Net Income (Loss)	$(494,633)	$(6,743,516)	$3,486,037	$4,160,576	$7,651,359

Weighted Average Capital Units Outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net Income (Loss) per Capital Unit	$(0.016)	$(0.222)	$0.115	$0.137	$0.252

Balance Sheet Data:
Working Capital	$9,432,006	$7,928,348	$10,364,338	$11,624,347	$11,951,704
Net Property, Plant & Equipment	26,462,672	22,721,413	23,305,443	24,267,041	25,526,402
Total Assets	102,546,916	87,559,930	79,265,714	102,362,137	82,070,372
Long-Term Obligations	13,940,549	8,069,573	9,407,405	12,022,549	12,007,955
Members’ Equity	30,869,659	31,364,292	38,107,808	38,383,991	40,409,808

Other Data:
Capital Expenditures	$5,860,583	$1,609,119	$1,121,806	1,002,652	$660,397
Impairment Charges	$—	$4,507,289	$—	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Executive Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 27 million bushels of soybeans annually to produce approximately 680 tons of high protein soybean meal and 310 million pounds of crude soybean oil. Our production represents approximately 1.3% of the total soybean processing capacity in the U.S.  In addition to our processing plant, we operate a soybean oil refinery in Volga where we produce partially refined soybean oil. The partially refined soybean oil is sold to customers in the food, chemical and industrial sectors. In 2011, we will enter the soybean food industry following the addition of a deodorizer to our Volga facility. This investment opens a new customer base for our products. Under certain market conditions we may issue warehouse receipts for crude oil according to the terms and conditions of the CME soybean oil contract.  Other activities that generate income are our management and consulting agreements.

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

In efforts to increase the value of the products produced, we continue to invest in our subsidiary, USSC, for the research, marketing and development of soy-based polyol and soy-based polyurethane systems. USSC’s technical staff and research lab facilities are located in Volga. In 2010, our marketing focus included spray applications for insulation, auto industry, original equipment manufacturers (OEMs) market, and polyurethane system houses, while our research expanded into the slab stock market segment.

Overall, we generated a net loss of $0.5 million in 2010, compared to a net loss of $6.7 million for the same period in 2009, an improvement of $6.2 million, or $0.25 per bushel processed.  The increase is primarily due to a $4.5 million non-cash patent impairment charge in 2009 in our polyurethane segment, improved international demand for our products in our soy processing segment, and a decrease of $0.6 million in administrative expenses (legal fees) in 2010 compared to the same period in 2009. Offsetting this improvement was the adverse impact of higher moisture content in soybeans delivered to our facility during the first nine months of 2010. Higher moisture content significantly decreases the amount of soybean meal produced from a bushel of soybeans.

We anticipate a return to profitability in 2011 but below average levels historically. Variables, including the uncertainty of the world economy, global and national financial markets, valuation of the U.S. dollar and euro and other factors, could temper or delay the return, however. An effective use of risk management and operating prudently will be one of our best tools for handling these variables.

Results of Operations

Comparison of Years Ended December 31, 2010 and 2009

	Year Ended December 31, 2010		Year Ended December 31, 2009
	$	% of Revenue	$	% of Revenue

Revenue	$287,544,751	100.0	$268,272,561	100.0
Cost of revenues	(285,109,962)	(99.5)	(266,961,340)	(99.5)
Operating expenses	(4,189,696)	(3.6)	(9,605,961)	(3.6)
Other income (expense)	1,260,374	0.6	1,551,524	0.6
Income tax expense	(100)	0.0	(300)	0.0

Net income (loss)	$(494,633)	(2.5)	$(6,743,516)	(2.5)

Revenue – Consolidated revenues increased $19.3 million, or 7.2%, for the year ended December 31, 2010, compared to 2009.

Revenues from our soy processing segment, after elimination of all intersegment revenues, increased to $285.4 million in 2010 from $266.3 million in 2009, an increase of $19.1 million.  The increase in our soy processing segment is primarily due to an increase in the sales volumes of soybean oil, along with an increase in the average sales price of soybean oil.  Because the volume of bushels processed increased 3.0% in the year ended December 31, 2010, compared to the same period in 2009, the amount of product available to sell also increased.  In addition, soybeans harvested locally in the fall of 2009 (crushed by our plant primarily during first 9 months of 2010) had higher oil content than the soybeans crushed during most of 2009, which increased the amount of soybean oil produced from a bushel of soybeans in 2010.  As for prices, the average sales price of our soybean oil increased approximately 18% in 2010, compared to 2009.  The principal cause for the price improvement is a record export in sales of soybeans to China and strong international demand for soybean products.

The revenues from our polyurethane segment increased to $2.1 million in 2010 from $1.9 million in 2009.  The increase is due to an increase in the average sales price of polyol products (Soyol® and resin systems).  The sales price of our soy-based polyol products is determined predominantly by the average price of our soybean oil from the soy processing segment.  As indicated above, the average sales price of soybean oil increased by approximately 18% in 2010, compared to 2009.

Gross Profit/Loss – For the year ended December 31, 2010, we generated a consolidated gross profit of $2.4 million compared to $1.3 million in 2009.

Gross profit in our soy processing segment increased to $3.1 million in 2010 from $1.8 million in 2009, an increase of $1.3 million.  The increase in gross profit is primarily attributed to an improved demand internationally for soybean products, resulting largely from a weak U.S. dollar.  Partially offsetting this increase is the adverse impact of higher moisture content in the soybeans delivered to our facility during the first nine months of 2010. Higher moisture content decreases the amount of soybean meal produced from a bushel of soybeans.

Our polyurethane segment reported a gross loss of $0.6 million in 2010, compared to a gross loss of $0.5 million in 2009, an increase in gross loss of $0.1 million.  The increase in gross loss is largely due to the increase in the cost of soybean oil used to make the polyol.

Operating Expense – Consolidated operating expenses, including all selling, general and administrative expenses, and impairment charges, decreased $5.4 million, or 56%, for the year ended December 31, 2010, compared to 2009.

The soy processing segment reported operating expenses of $2.6 million in 2010, compared to $3.2 million in 2009, a $0.6 million decrease.  This decrease is primarily caused by reductions in professional fees and bad debt expense in 2010, compared to 2009. The decrease in professional fees in 2010 is largely due to a decrease in legal fees stemming from a matter that was settled in 2009.

Operating expenses within the polyurethane segment were $1.6 million in 2010, compared to $6.4 million in 2009, a decrease of $4.8 million.  The decrease is principally due to a $4.5 million impairment on our patents in 2009, and a decrease in amortization expense on our patents in 2010, compared to 2009.

Interest Expense – Interest expense increased by $349,000, or 30%, from 2009 to 2010. This increase is due to increased debt levels resulting from an increase in inventory quantity in 2010.  The average debt level in 2010 was approximately $30.0 million, compared to an average debt level of approximately $21.5 million for the same period in 2009.  Additionally, the increase in interest expense is due to an increase in interest rates on our senior debt.  The interest rate on our revolving long-term debt was 4.37% and 3.49% as of December 31, 2010 and 2009, respectively.

Other Non-Operating Income – Other non-operating income remained relatively constant for the year ended December 31, 2010, compared to the year ended December 31, 2009.

Net Income/Loss – Our consolidated net loss decreased to $0.5 million in 2010 from $6.7 million in 2009, an improvement of $6.2 million.

The soy processing segment recorded a net income of $1.8 million in 2010, compared to $0.5 million in 2009.  The $1.3 million improvement is largely due to an increase in gross profit and decrease in administrative expenses.  Partially offsetting this improvement in net income is an increase in interest expenses during 2010, compared to 2009.

Net income (loss) in the polyurethane segment was $(2.3) million in 2010, compared to $(7.2) million in 2009. The $4.9 million change is primarily attributable to the $4.5 million patent impairment charge in 2009.

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

Revenue – Consolidated revenues decreased $91.8 million, or 25.5%, for the year ended December 31, 2009, compared to 2008.

Revenues from our soy processing segment decreased to $266.3 million in 2009 from $357.7 million in 2008, a decrease of $91.4 million.  The decrease in revenues is primarily due to decreases in the average sales price and volume of all major soybean products (meal, hulls and oil).  The average sales prices of soybean products decreased approximately 18.7% in 2009, compared to 2008.  The principal cause for this decrease is a reduction in the price of crude petroleum oil and its refined products.  In addition to the decrease in sales price, we experienced an 8.4% decrease in the sales volume of soybean products in 2009 compared to 2008.  The decrease in sales volume of soybean products is attributed to a decrease in the amount of soybeans crushed, higher moisture content in the local 2008 and 2009 soybean crops, lower oil content in the local 2008 soybean crop, and changes in customer demand for our soybean oil.  As a result of a tight local soybean crop, we decreased the amount of soybeans crushed at our facility by approximately 7.5% during 2009, compared to 2008, reducing the amount of our products available to be sold.  In addition, soybeans harvested locally in the fall of 2008 had higher moisture and lower oil content than the average crop historically, which decreased the amount of soybean meal and oil produced from a bushel of soybeans in 2009.  Finally, because of a reduction in sales volume of refined and bleached soybean oil to a former major customer, we were required to seek an expanded customer base for our soybean oil. The demand for our oil from this new customer base, however, fluctuated dramatically due to price volatility and resulted in a decrease in revenues.

The revenues from our polyurethane segment decreased to $1.9 million in 2009 from $2.4 million in 2008. This decrease is due to a decrease in the sales volume of soy-based resin systems, primarily caused by the economic downturn that occurred in the U.S. in late 2008. Our primary marketing focus has been in the housing and auto industries, both of which suffered financially when the economic crisis began in late 2008 and continued in 2009.

Gross Profit/Loss – For the year ended December 31, 2009, we generated a consolidated gross profit of $1.3 million compared to $9.2 million for the year ended December 31, 2008.

Gross profit in our soy processing segment decreased to $1.8 million in 2009 from $10.1 million in 2008, a decrease of $8.3 million.  The decrease in gross profit is primarily attributed to the negative impact of soybean basis on crush margins, higher moisture and lower oil content from the crop of soybeans harvested locally in 2008, and a 7.5% reduction in the volume of soybeans crushed.  As a result of the USDA projecting a tight soybean carryout for 2008-2009, our soybean suppliers became reluctant sellers in 2009, which increased the cost of purchasing soybeans in relation to the posted price on the CME. As a result, our crush margins were lowered which eventually led to a decrease in volume of soybeans crushed.  Offsetting in part this decrease in gross profit is a decrease in production costs of $2.9 million for the year ending December 31, 2009, compared to 2008.  Production costs decreased primarily due to a decrease in energy costs.

Our polyurethane segment reported a gross loss of $0.5 million in 2009, compared to $0.9 million in 2008, an improvement of $0.4 million.  The improvement in gross margin is largely due to the decrease in the cost of soybean oil used to make the polyol.

Operating Expense – Our consolidated operating expenses, including all selling, general and administrative expenses, and impairment charges, increased $3.6 million, or 59.0%, for the year ended December 31, 2009, compared to 2008.

The soy processing segment reported operating expenses of $3.2 million in 2009, compared to $3.6 million in 2008, a $0.4 million decrease.  This decrease in operating expenses in the soy processing segment is largely due to decreases in professional fees and personnel costs in 2009, compared to 2008.  The decrease is partially offset by at $122,000 increase in bad debts in 2009, compared to 2008.

Operating expenses within the polyurethane segment were $6.4 million in 2009, compared to $2.4 million in 2008, an increase of $4.0 million. This increase is primarily caused by a $4.5 million impairment on our patents in 2009 and an increase in bad debt expense in 2009.  With respect to the impairment, we determined that the undiscounted cash flows attributable to the patents in our subsidiary, USSC, were less than its carrying value as of December 31, 2009.  Our primary marketing focus has been in the housing and auto industries, both of which suffered financially during the economic crisis starting in 2008. While we maintained our sales volume in 2009, the lack of growth, combined with the uncertainty of the recovery of the housing and auto industries in the near future, caused us to recognize an impairment of the value of USSC’s patents.  Partially offsetting this increase in operating expenses in the polyurethane segment were decreases in personnel costs, research & development costs, and professional fees in 2009, compared to 2008.

Interest Expense – Interest expense decreased by $1.2 million, or 50.9%, in 2009 compared to the same period in 2008.  This decrease is due to lowered debt levels resulting from lower soybean prices, inventory quantities, and accounts receivable, as well as lower interest rates on our senior debt.  The average debt level in 2009 is approximately $21.4 million, compared to an average debt level of approximately $35.2 million in 2008.  Similarly, the annual interest rate on our seasonal loan is 3.24% and 3.50% as of December 31, 2009 and 2008, respectively.

Other Non-Operating Income – Other non-operating income remained relatively constant for the year ended December 31, 2009, compared to the year ended December 31, 2008.

Net Income/Loss – We recorded a consolidated net loss of $6.7 million in 2009, compared to a net income of $3.5 million in 2008.

The soy processing segment recorded a net income of $0.5 million in 2009, compared to $7.3 million in 2008.  The $6.8 million decrease is primarily attributable to a decrease in crush margins, partially offset by decreases in production, administrative and interest expenses.

Net income (loss) in the polyurethane segment was $(7.2) million in 2009, compared to $(3.8) million in 2008, a deterioration of $3.4 million. The change is primarily attributable to the $4.5 million patent impairment charge on our patents in 2009, partially offset by decreases in personnel and professional expenses in 2009, compared to 2008.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2010, we had working capital, defined as current assets less current liabilities, of approximately $9.4 million, compared to working capital of $7.9 million on December 31, 2009.  Working capital increased between periods primarily due to the restructuring of loans with CoBank in May and August 2010.  In the restructuring, we increased the maximum amount we can borrow on our revolving term loan from $9.3 million to $16.8 million to fund various capital improvements.  The restructuring also involved a waiver by CoBank of two $1.3 million debt payments on our revolving term loan, which had been originally scheduled for payment in September 2010 and March 2011 but is now scheduled for September 2011 due to the waiver. Based on our current operating plans, we believe we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

Comparison of the years ended December 31, 2010 and 2009

	2010	2009

Net cash used for operating activities	$(4,937,888)	$(15,710,577)
Net cash used for investing activities	(5,977,833)	(1,393,234)
Net cash from financing activities	10,937,530	17,164,270

Cash Flows From (Used For) Operating Activities

Cash flows from (used for) operating activities are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions.  The $10.8 million decrease in cash flows used for operating activities from 2009 to 2010 is primarily attributed to a decrease in net loss and a large fluctuation in inventory in 2010, compared to 2009.  During 2010, we increased inventories by $6.8 million, compared to $13.2 million in 2009.  In addition, the decrease in cash flows used for operating activities is due to an increase of $4.9 million in accrued commodity purchases in 2010, compared to a $2.2 million decrease in 2009.

Cash Flows from Investing Activity

The $4.6 million increase in cash used for investing activities from 2009 to 2010 is primarily attributed to an increase in the amount of purchases of property and equipment.  Property and equipment purchases were $5.9 million in 2010, compared to $1.6 million in 2009.  In 2010, we began construction on a refinery expansion project by building a deodorizer which will allow us to produce food-grade oil.  Total expenditures on this project in 2010 were approximately $4.9 million.

Cash Flows from Financing Activity

The $6.2 million decrease in cash flows from financing activities from 2009 to 2010 is principally due to a decrease in borrowings during 2010, compared to 2009.  During the year ended December 31, 2010, our borrowings increased by $11.0 million, compared to a $17.2 million increase during the same period in 2009.  This change is largely due to fluctuations in inventories, accounts receivable and accrued commodity purchases caused by the large fluctuations in commodity prices over the last few years.

Comparison of the years ended December 31, 2009 and 2008

	2009	2008

Net cash from (used for) operating activities	$(15,710,577)	$30,670,314
Net cash from (used for) investing activities	(1,393,234)	(413,746)
Net cash from (used for) financing activities	17,164,270	(30,256,483)

Cash Flows from Operating Activities

The $46.4 million change in cash flows from (used for) operating activities from 2008 to 2009 is primarily attributed to a decrease in net income and a large fluctuation in inventory in 2009, compared to 2008.  During 2009, we increased inventories by $13.2 million, compared to an $11.5 million decrease in 2008.

Cash Flows from Investing Activity

The $1.0 million increase in cash used for investing activities from 2008 to 2009  is primarily attributed to a decrease in the amount received in 2009 from our investment in MnSP, as well as an increase in the amount of purchases of property and equipment.  Following a mandatory unit retain investment of $420,000 in MnSP by us in 2006, MnSP repaid us in 2008 the unit retains, compared to making no payment in 2009.  Property and equipment purchases for general capital improvements were $1.6 million in 2009, compared to $1.1 million in 2008.

Cash Flows from Financing Activity

The $47.4 million change in cash flows from (used for) financing activities from 2008 to 2009 is principally due to a $42.4 million change in borrowings and a $3.8 million decrease in distributions to members during 2009, compared to 2008.  During the year ended December 31, 2009, our borrowings increased by $15.0 million, compared to a $27.4 million decrease during the same period in 2008.  This change is largely due to fluctuations in inventories and accounts receivable due to the large fluctuations in commodity prices over the previous two years.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations.  The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $16.8 million, and then pay down the principal whenever excess cash is available.  Repaid amounts may be borrowed up to the available credit line. The available credit line is scheduled to be reduced by $1.3 million every six months starting September 20, 2011 until maturity on March 20, 2017. The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed.  The principal balance outstanding on the revolving term loan is $13.9 million and $10.6 million as of December 31, 2010 and 2009, respectively.  Under this loan, we have an additional $2.9 million in available funds to borrow as of December 31, 2010.

The second credit line is a revolving working capital (seasonal) loan that matures on July 1, 2011.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $40 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.  The principal balance on the working capital loan is approximately $24.8 million and $14.3 million as of December 31, 2010 and 2009, respectively. Under this loan, we have an additional $15.2 million in available funds to borrow as of December 31, 2010.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.37% and 3.49% as of December 31, 2010 and 2009, respectively.  As of December 31, 2010 and 2009, the interest rate on the working capital loan is 4.12% and 3.24%, respectively.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  We were in compliance with all covenants and conditions with CoBank as of December 31, 2010. We may not be in compliance, however, with one of our covenants in the near future, namely the covenant for working capital where a minimum of $7 million is required at the end of each month. We are currently negotiating with CoBank in effort to remain in compliance or obtain a waiver therefrom which we believe will be successful.

We also have another note payable totaling $250,000, with an annual interest rate of 5.0%. We made principal payments on this obligation totaling $12,000 and $0 during the years ended December 31, 2010 and 2009, respectively.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, AIG Rail Services, and GATX Corporation for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $2.1 million for each of the years ended December 31, 2010 and 2009, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $1.5 million and $1.6 million for the years ended December 31, 2010 and 2009, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $202,000 and $263,000 for the years ended December 31, 2010 and 2009, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Recent Accounting Pronouncements

See page F-11, Note 1 of our audited financial statements for a discussion on the impact, if any, of the recently pronounced accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Preparation of our financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. We continually evaluate these estimates based on historical experience and other assumptions that we believe to be reasonable under the circumstances.

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

Inventory Valuation

We account for our inventories at estimated market value. These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing, and have predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Processed product price estimates are determined by the ending sales contract price as of the close of the final day of the period. This price is determined by the average closing price on the Chicago Mercantile Exchange, net of the local basis, for the last three business days of the period and the first two business days of the subsequent period. Changes in the market values of these inventories are recognized as a component of cost of goods sold.

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

Item 7A.     Quantitative and Qualitative Disclosure about Market Risk.

Commodities Risk & Risk Management. To reduce the price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight or options futures contract) on a regulated commodity futures exchange, the Chicago Mercantile Exchange. While hedging activities reduce the risk of loss from changing market prices, such activities also limit the gain potential which otherwise could result from these significant fluctuations in market prices. Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time. Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions. Management does not anticipate that its hedging activity will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a cash contract.

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

Item 8.        Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2010, 2009 and 2008.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.   Our management, including our Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Additionally, based on management’s evaluation, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

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

As of December 31, 2010, management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2010, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.

This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting.  Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting.   There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

Item 9B.     Other Information.

None.

PART III

Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to an Information Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2010).

Part IV

Item 15.      Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)(1)       Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2010.  The financial statements appear on page F-2 of this Report.

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

SIGNATURES

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date: March 30, 2011	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2011	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

Date: March 30, 2011	/s/ Paul Barthel
Paul Barthel, Manager

Date: March 30, 2011	/s/ Alan Christensen
Alan Christensen, Manager

Date: March 30, 2011
Dean Christopherson, Manager

Date: March 30, 2011	/s/ David Driessen
David Driessen, Manager

Date: March 30, 2011	/s/ Paul Dummer
Paul Dummer, Manager

Date: March 30, 2011	/s/ Wayne Enger
Wayne Enger, Manager

Date: March 30, 2011	/s/ Dan Feige
Dan Feige, Manager

Date: March 30, 2011	/s/ Ronald Gorder
Ronald J. Gorder, Manager

Date: March 30, 2011	/s/ Marvin Hope
Marvin Hope, Manager

Date: March 30, 2011	/s/ James Jepsen
James Jepsen, Manager

Date: March 30, 2011	/s/ Jerome Jerzak
Jerome Jerzak, Manager

Date: March 30, 2011	/s/ Peter Kontz
Peter Kontz, Manager

Date: March 30, 2011	/s/ Bryce Loomis
Date: March 30, 2011	Bryce Loomis, Manager /s/ Robert Nelsen
Robert Nelsen, Manager

Date: March 30, 2011	/s/ Robert Nelson
Robert Nelson, Manager

Date: March 30, 2011	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Date: March 30, 2011	/s/ Randy Tauer
Randy Tauer, Manager

Date: March 30, 2011	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Date: March 30, 2011	/s/ Lyle Trautman
Lyle Trautman, Manager

Date: March 30, 2011	/s/ Ardon Wek
Ardon Wek, Manager

Date: March 30, 2011
Gary Wertish, Manager

EXHIBIT INDEX**

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization.		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated.		Exhibit 99.1 to the Registrant’s Form 8-K filed on June 28, 2007.

3.1(iii)	Articles of Amendment to Articles of Organization.		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002.

4.1	Form of Class A Unit Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995.		Exhibit 10.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.2	Urethane Soy Systems Company, Inc. Stock Purchase Agreement dated May 30, 2000.		Exhibit 10.5 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.3	Vegetable Oil Supply Agreement with Urethane Soy Systems Company, Inc. dated August 2, 1999 and January 10, 2001.		Exhibit 10.6 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.4	Track Lease Agreement with DM&E Railroad dated October 15, 1996.		Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.5	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002. (File No. 333-75804)

10.6	Stock Purchase Agreement with Urethane Soy Systems, Co. and certain shareholders.		Exhibit 10.16 to the Registrant’s Form 8-K filed with the Commission on January 14, 2003.

10.7	Rodney Christianson Employment Agreement dated February 1, 2008.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission May 14, 2008.

10.8	First Amended and Restated Deferred Compensation Plan for the benefit of Rodney Christianson, dated February 1, 2004.		Exhibit 10.15 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.9	Thomas Kersting Employment Agreement dated May 20, 1996.		Exhibit 10.18 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003.

10.10	Deferred Compensation Plan for the benefit of Thomas Kersting, dated February 13, 2001.		Exhibit 10.20 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003.

10.11	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003.		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.12	Security Agreement with CoBank dated June 17, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.13	Master Loan Agreement with CoBank dated May 3, 2010.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2010.

10. 14	Amendment to Master Loan Agreement with CoBank dated August 12, 2010.		Exhibit 10.5 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2010.

10. 15	Amendment to Master Loan Agreement with CoBank dated October 14, 2010.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 10, 2010.

10. 16	Statused Revolving Credit Supplement dated October 14, 2010.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 10, 2010

10. 17	Statused Revolving Credit Supplement – Letter of Credit dated August 12, 2010.		Exhibit 10.8 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2010.

10.18	Revolving Term Loan Supplement dated August 12, 2010.		Exhibit 10.7 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2010.

21.1	Subsidiaries of the Company.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification.	X

32.1	Section 1350 Certification.	X

** Documents can be found at www.sec.gov

      SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

            CONSOLIDATED FINANCIAL STATEMENTS

            DECEMBER 31, 2010, 2009, AND 2008

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2010, 2009, and 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC as of December 31, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years ended December 31, 2010, 2009, and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Sioux Falls, South Dakota
March 30, 2011

www.eidebailly.com

200 E. 10th St., Ste. 500  |  P.O. Box 5125  |  Sioux Falls, SD 57117-5125  |  T 605.339.1999  |  F 605.339.1306  |  EOE

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$91,600	$69,791
Trade accounts receivable, less allowance for
uncollectible accounts (2010 - $35,000; 2009 - $92,000)	21,613,858	19,222,873
Inventories	42,616,963	35,822,294
Margin deposits	2,331,414	362,609
Prepaid expenses	514,879	576,846
Total current assets	67,168,714	56,054,413

PROPERTY AND EQUIPMENT	60,858,944	55,218,551
Less accumulated depreciation	(34,396,272)	(32,497,138)
Total property and equipment, net	26,462,672	22,721,413

OTHER ASSETS
Investments in cooperatives	7,922,574	7,848,625
Notes receivable - members	148,898	148,898
Patents and other intangible assets, net	844,058	786,581
Total other assets	8,915,530	8,784,104

Total assets	$102,546,916	$87,559,930

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED BALANCE SHEETS (continued)
DECEMBER 31, 2010 AND 2009

	2010	2009
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$1,734,940	$4,589,459
Current maturities of long-term debt	233,421	2,850,000
Note payable - seasonal loan	24,790,669	14,252,224
Accounts payable	1,126,303	650,573
Accrued commodity purchases	27,854,623	22,943,887
Accrued expenses	1,841,052	2,709,172
Accrued interest	155,700	130,750
Total current liabilities	57,736,708	48,126,065

LONG-TERM LIABILITIES
Long-term debt, less current maturities	13,883,383	8,000,000
Deferred compensation	57,166	69,573
Total long-term liabilities	13,940,549	8,069,573

COMMITMENTS AND CONTINGENCIES

TEMPORARY EQUITY, consisting of 0 and 70,750 Class A
capital units at December 31, 2010 and 2009, respectively	—	142,750

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and
outstanding, net of subscriptions receivable of $2,259
at December 31, 2010 and 2009	30,869,659	31,221,542

Total liabilities, temporary equity and members' equity	$102,546,916	$87,559,930

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008

NET REVENUES	$287,544,751	$268,272,561	$360,114,676

COST OF REVENUES
Cost of product sold	252,779,884	235,657,564	314,142,855
Production	14,783,145	14,941,429	17,840,158
Freight and rail	17,054,961	15,957,569	18,586,803
Brokerage fees	491,972	404,778	350,215
Total cost of revenues	285,109,962	266,961,340	350,920,031

GROSS PROFIT	2,434,789	1,311,221	9,194,645

OPERATING EXPENSES
Administration	4,189,696	5,098,672	6,041,727
Impairment charges	—	4,507,289	—
Total operating expenses	4,189,696	9,605,961	6,041,727

OPERATING PROFIT (LOSS)	(1,754,907)	(8,294,740)	3,152,918

OTHER INCOME (EXPENSE)
Interest expense	(1,493,650)	(1,144,923)	(2,331,105)
Other non-operating income	2,542,742	2,338,080	2,415,944
Patronage dividend income	211,282	358,367	248,580
Total other income (expense)	1,260,374	1,551,524	333,419

INCOME (LOSS) BEFORE
INCOME TAXES	(494,533)	(6,743,216)	3,486,337

INCOME TAX EXPENSE	(100)	(300)	(300)

NET INCOME (LOSS)	$(494,633)	$(6,743,516)	$3,486,037

BASIC AND DILUTED EARNINGS
(LOSS) PER CAPITAL UNIT	$(0.02)	$(0.22)	$0.11

WEIGHTED AVERAGE NUMBER OF UNITS
OUTSTANDING FOR CALCULATION
OF BASIC AND DILUTED EARNINGS
(LOSS) PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these consolidated financial statements.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	Class A Units
	Units	Amount

BALANCES, JANUARY 1, 2008	30,419,000	$37,164,589

Net income	—	3,486,037

Recognition of capital units previously recorded as
temporary equity	—	1,080,491

Distributions to members	—	(3,766,059)

BALANCES, DECEMBER 31, 2008	30,419,000	37,965,058

Net loss	—	(6,743,516)

BALANCES, DECEMBER 31, 2009	30,419,000	31,221,542

Net loss	—	(494,633)

Recognition of capital units previously recorded as
temporary equity	—	142,750

BALANCES, DECEMBER 31, 2010	30,419,000	$30,869,659

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(494,633)	$(6,743,516)	$3,486,037
Charges and credits to net income (loss)
not affecting cash:
Depreciation and amortization	2,158,052	2,587,230	2,530,644
Loss on impairment of intangible assets	—	4,507,289	—
(Gain) loss on sales of property and equipment	34,245	69,501	(29,000)
Non-cash patronage dividends	(73,949)	(125,428)	(123,540)
Change in current assets and liabilities	(6,561,603)	(16,005,653)	24,806,173
NET CASH FROM (USED FOR)
OPERATING ACTIVITIES	(4,937,888)	(15,710,577)	30,670,314

INVESTING ACTIVITIES
Proceeds from investments in cooperatives	—	277,713	420,120
Retirement of patronage dividends	—	55,053	376,517
Patent costs	(117,250)	(129,312)	(117,577)
Proceeds from sales of property and equipment	—	12,431	29,000
Purchase of property and equipment	(5,860,583)	(1,609,119)	(1,121,806)
NET CASH (USED FOR) INVESTING ACTIVITIES	(5,977,833)	(1,393,234)	(413,746)

FINANCING ACTIVITIES
Change in excess of outstanding checks over
bank balances	(2,854,519)	2,181,063	600,797
Net (payments) proceeds from seasonal borrowings	10,538,445	14,252,224	(23,448,082)
Distributions to members	—	—	(3,766,059)
Decrease in member loans	—	—	314,983
Payments for debt issue costs	(13,200)	—	—
Proceeds from long-term debt	4,579,200	4,967,079	—
Principal payments on long-term debt	(1,312,396)	(4,236,096)	(3,958,122)
NET CASH FROM (USED FOR)
FINANCING ACTIVITIES	10,937,530	17,164,270	(30,256,483)

NET CHANGE IN CASH AND
CASH EQUIVALENTS	21,809	60,459	85

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR	69,791	9,332	9,247

CASH AND CASH EQUIVALENTS,
END OF YEAR	$91,600	$69,791	$9,332

The accompanying notes are an integral part of these consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION
Cash paid during the year for:	2010	2009	2008

Interest	$1,468,700	$1,102,454	$2,252,199

Income taxes	$—	$—	$—

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

Cash and cash equivalents

The Company considers all highly liquid investment instruments with maturities of three months or less at the time of acquisition to be cash equivalents.

Accounts receivable

Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms.  Accounts considered uncollectible are written off.  The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of December 31, 2010, 2009, and 2008:

		Charged
		(Credited) to
	Balance at	Costs and		Balance at
	Beginning of	Expenses		End of
Description	Period	Additions	Deductions	Period

Allowance for doubtful accounts deducted
from assets for the year ended:
December 31, 2008:	$175,784	$60,656	$(158,365)	$78,075

December 31, 2009:	$78,075	$242,358	$(228,804)	$91,629

December 31, 2010:	$91,629	$121,894	$(178,534)	$34,989

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Finished goods (soybean meal, oil, refined oil, and hulls) and raw materials (soybeans) are valued at estimated market value.  This accounting policy is in accordance with the guidelines described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 905, Agriculture (formerly AICPA Statement of Position No. 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives). Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

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

Advertising costs

Advertising and promotion costs are expensed as incurred. The Company incurred $136,697, $143,181, and $111,641 of advertising costs in the years ended December 31, 2010, 2009, and 2008, respectively.

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

The Company has evaluated the provisions of FASB ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes) for uncertain tax positions.  As of December 31, 2010, the unrecognized tax benefit accrual was zero.

The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

As of December 31, 2010, the tax basis of the Company’s net assets exceeds the book value of those assets by approximately $9.1 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2007.  We currently have no tax years under examination.

Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent accounting pronouncements

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events).  ASC 855 establishes general accounting standards to account for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise know as “subsequent events”.  More specifically, these changes require the disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued.  For public entities, financial statements are considered “issued” when they are widely distributed to shareholders and other financial users for general use and reliance in the form and format that complied with GAAP.  The Company adopted the provisions of this standard on June 30, 2009.

In February 2010, Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for a Securities Exchange Commission (SEC) filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of Generally Accepted Accounting Principles (GAAP). All of the amendments in ASU 2010-09 are effective immediately. The Company adopted ASU 2010-09 in March 2010.  We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or be disclosed in the notes of our financial statements.

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

In July 2010, the FASB issued Accounting Standards Update 2010-20 (ASU 2010-20), Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires more information about credit quality. ASU 2010-20 requires an entity to provide additional disclosures including, but not limited to, a roll forward schedule of the allowance for credit losses, the aging of past due financing receivables at the end of the period, the nature and extent of troubled debt restructurings that occurred during the period and their impact on the allowance for credit losses, the nature and extent of troubled debt restructurings that occurred within the last year that have defaulted in the current reporting period and their impact on the allowance for credit losses, and any impaired financing receivables presented by class. The Company adopted ASU 2010-20 in December 2010.

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a material impact on the Company’s financial condition or results of operations.

NOTE 2 - INVENTORIES

	2010	2009

Finished goods	$12,698,000	$9,434,625
Raw materials	29,809,256	26,302,069
Supplies & miscellaneous	109,707	85,600

Totals	$42,616,963	$35,822,294

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

NOTE 3 - MARGIN DEPOSITS

The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal.  Consistent with its inventory accounting policy, these contracts are recorded at market value.  At December 31, 2010, the Company’s futures contracts all mature within twelve months.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INVESTMENTS IN COOPERATIVES

	2010	2009
Investments in associated cooperative companies:
Minnesota Soybean Processors	$3,820,437	$3,820,437
Cenex Harvest States	3,003,452	3,003,452
CoBank	1,098,685	1,024,736
	$7,922,574	$7,848,625

In August 2004, the Company exchanged a storage facility with a net book value of $2,322,561 for 1,400,400 Class A shares in Minnesota Soybean Processors (MnSP), a Minnesota cooperative association.  The shares approximate 6.95% of MnSP’s outstanding equity.  In 2004, the Company also acquired 287,500 8% Class B Non-Cumulative Convertible preferred shares in MnSP for $575,000.

NOTE 5 - PROPERTY AND EQUIPMENT

	2010
		Accumulated		2009
	Cost	Depreciation	Net	Net

Land	$443,816	$—	$443,816	$443,816
Land improvements	296,189	(45,144)	251,045	172,404
Buildings and improvements	14,547,517	(5,408,370)	9,139,147	9,538,661
Machinery and equipment	39,438,297	(28,058,697)	11,379,600	11,638,068
Company vehicles	204,682	(163,595)	41,087	57,565
Furniture and fixtures	1,051,258	(720,466)	330,792	407,531
Construction in progress	4,877,185	—	4,877,185	463,368

Totals	$60,858,944	$(34,396,272)	$26,462,672	$22,721,413

Depreciation of property and equipment amounts to $2,085,079, $2,111,217, and $2,084,126 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The allocation of the purchase price of USSC resulted in an assignment of $7,401,245 to patents.  None of these patent costs recognized for financial reporting purposes is expected to be deductible for tax purposes.  The patents are being amortized using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the original file date.  Amortization expense was $72,973, $476,013, and $446,518 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

The following table provides information regarding the Company’s other intangible assets as of December 31, 2010 and 2009:

			Accumulated
Intangible Assets	Life	Cost	Amortization	Net

As of December 31, 2010:
Patents	16-20 Yrs.	$1,029,523	$(229,187)	$800,336
Loan Origination Costs	10 Yrs.	19,700	(7,446)	12,254
Trademarks		31,468	—	31,468

		$1,080,691	$(236,633)	$844,058

As of December 31, 2009:
Patents	16-20 Yrs.	$917,670	$(158,062)	$759,608
Loan Origination Costs	10 Yrs.	46,625	(45,722)	903
Trademarks		26,070	—	26,070

		$990,365	$(203,784)	$786,581

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future amortization expense related to patents, loan origination costs and trademarks is expected to be approximately:

For the years ending December 31:
2011	$76,617
2012	76,437
2013	76,437
2014	76,437
2015	76,437
Thereafter	461,693

Total	$844,058

NOTE 7 - NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires July 1, 2011. The Company may borrow up to $40 million under this agreement to finance inventory and accounts receivable. Interest accrues at a variable rate (4.12% at December 31, 2010).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases.  There were advances outstanding of $24,790,669 and $14,252,224 at December 31, 2010 and 2009, respectively.  The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $15,209,000 as of December 31, 2010.

NOTE 8 - LONG-TERM DEBT

	2010	2009

Revolving term loan from CoBank, interest at variable rates (4.37%
and 3.49% at December 31, 2010 and 2009, respectively),
secured by substantially all property and equipment. Loan
matures September 20, 2017.	$13,879,200	$10,600,000

Note payable to Richard Kipphart, issued February 13,
2002, interest rate of 5%, monthly installments of $20,000,
matures on January 15, 2012.	237,604	250,000
	14,116,804	10,850,000
Less current maturities	(233,421)	(2,850,000)

Totals	$13,883,383	$8,000,000

The Company entered into an agreement as of August 12, 2010 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 7.  Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $16,800,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2011 until maturity on September 20, 2017.  The principal balance outstanding on the revolving term loan was $13,879,200 and $10,600,000 as of December 31, 2010 and 2009, respectively.  There was $2,920,800 of remaining commitments available to borrow on the revolving term loan as of December 31, 2010.  Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  As of December 31, 2010 and the date of this filing, the Company is in compliance with those covenants.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The minimum principal payments on long-term debt obligations, assuming the Company will advance the remaining amounts available on the revolving term loan, are expected to be as follows:

For the years ending December 31:
2011	$1,533,421
2012	2,604,183
2013	2,600,000
2014	2,600,000
2015	2,600,000
Thereafter	5,100,000

Total	$17,037,604

NOTE 9 - EMPLOYEE BENEFIT PLANS

The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents.  The Company matches a percentage of employees’ contributed earnings.  The amounts charged to expense under this plan were approximately $74,000, $90,000, and $91,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company has a deferred compensation plan for key employees.  The agreements provide benefits, which vest over a three-year period.  The Company shall pay the employees in five equal annual installments upon retirement.  The future payments have been discounted at 8%.  The amount recognized as expense (benefit) during the years ended December 31, 2010, 2009, and 2008 was $(12,407), $(37,832), and $(3,335), respectively.  The Company made payments of approximately $0, $0, and $10,600 during the years ended December 31, 2010, 2009, and 2008, respectively. Deferred compensation payable is recorded at $57,166 and $69,573 as of December 31, 2010 and 2009, respectively.

NOTE 10 - COMMITMENTS

Operating Leases

The Company has operating leases for 266 rail cars from GE Capital.  The leases require monthly payments of $106,250.  The Company also leases 88 rail cars from Trinity Capital.  This lease requires monthly payments of $33,704.  The Company also leases 64 rail cars from AIG Rail Services.  This lease requires monthly payments of $24,832.  The Company also leases 15 rail cars from GATX Corporation.  This lease requires monthly payments of $6,375.The leases began between 1996 and 2010 and have terms ranging from 2-18 years.  Lease expense for all rail cars was $2,094,353, $2,050,039, and $2,001,287 for the years ended December 31, 2010, 2009, and 2008, respectively.  The Company generates revenues from the use of 322 of these rail cars on other railroads.  Such revenues were $1,477,159, $1,599,166, and $1,500,463 for the years ended December 31, 2010, 2009, and 2008, respectively.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, the Company entered into a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (“H&I”).  This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland and Arlington, South Dakota at established rates per bushel.  The agreement provides for an annual minimum payment of $250,000.  The agreement is effective from September 1, 2008 through August 31, 2011.  Expenses under this agreement were $681,249, $535,995, and $467,229 for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company also has a number of other operating leases for machinery and equipment. Rental expense under these other operating leases was $319,316, $780,592, and $233,460 for the years ended December 31, 2010, 2009, and 2008, respectively.

The following is a schedule of future minimum payments required under these operating commitments.

	Rail Cars	Other	Total
Year ended December 31:
2011	$2,053,932	$172,617	$2,226,549
2012	2,015,682	124,374	2,140,056
2013	1,977,432	30,090	2,007,522
2014	1,805,208	16,193	1,821,401
2015	1,581,720	10,427	1,592,147
Thereafter	3,770,792	927	3,771,719

Totals	$13,204,766	$354,628	$13,559,394

Letter of Credit

At December 31, 2010 the Company had an outstanding irrevocable standby letter of credit in the amount of $307,000, expiring in October 2013.  The letter is being maintained as security for performance on a long-term contract with a natural gas supplier.

NOTE 11 - CASH FLOW INFORMATION

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2010	2009	2008
(Increase) decrease in assets:
Trade accounts receivable	$(2,390,985)	$(283,146)	$5,041,327
Inventories	(6,794,669)	(13,200,619)	11,481,871
Margin account deposit	(1,968,805)	(614,890)	4,529,816
Prepaid expenses	61,967	(32,741)	20,273
	(11,092,492)	(14,131,396)	21,073,287

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009	2008
Increase (decrease) in liabilities:
Accounts payable	475,730	(467,027)	(606,694)
Accrued commodity purchases	4,910,736	(2,230,371)	4,086,315
Accrued expenses and interest	(843,170)	860,973	267,221
Deferred compensation	(12,407)	(37,832)	(13,956)
	4,530,889	(1,874,257)	3,732,886

Total	$(6,561,603)	$(16,005,653)	$24,806,173

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

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices.  The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts.  Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments.  These contracts are recorded on the Company’s consolidated balance sheets at fair value as discussed in Note 13, Fair Value of Financial Instruments.

As of December 31, 2010 and 2009, the value of the Company’s open futures, options and forward contracts was approximately $(803,242) and $(846,617), respectively.

		Amounts As of December 31, 2010
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as
hedging instruments:
Commodity contracts	Current Assets	$4,489,163	$5,292,405

		Amounts As of December 31, 2009
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as
hedging instruments:
Commodity contracts	Current Assets	$932,777	$1,426,636

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended December 31, 2010, 2009 and 2008, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative
	Activities for the Year Ending December 31:
	2010	2009	2008
Derivatives not designated as
hedging instruments:
Commodity contracts	$(6,467,684)	$9,456,634	$(9,690,869)

The Company recorded gains (losses) of $(6,467,684), $9,456,634, and $(9,690,869) in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2010, 2009, and 2008, respectively.

NOTE 13 - FAIR VALUE OF FINANCIAL INSTRUMENTS

In February 2006, FASB issued ASC 820, Fair Value Measurements and Disclosures (formerly SFAS No. 157, Fair Value Measurement).  ASC 820 defines fair value, establishes a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, this guidance establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  The adoption of ASC 820 had an immaterial impact on the Company’s financial statements.  The three levels of hierarchy and examples are as follows

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange and commodity derivative contracts listed on the Chicago Mercantile Exchange (CME).

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

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2010 and 2009:

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$91,600	$—	$—	$91,600
Inventory	$(1,168,677)	$41,459,163	$—	$40,290,486
Margin deposits (deficits)	$2,331,414	$—	$—	$2,331,414

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value as of December 31, 2009
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$69,791	$—	$—	$69,791
Inventory	$269,437	$33,480,174	$—	$33,749,611
Margin deposits (deficits)	$362,609	$—	$—	$362,609

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

The Company has patronage investments in other cooperatives and common stock in a privately held entity.  There is no market for their patronage credits or the entity’s common shares, and it is impracticable to estimate fair value of the Company’s investments.  These investments are carried on the balance sheet at original cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.

NOTE 14 - BUSINESS CREDIT RISK AND CONCENTRATIONS

The Company also grants credit to customers throughout the United States and Canada.  The Company evaluates each customer’s credit worthiness on a case-by-case basis.  Accounts receivable are generally unsecured.  These receivables were $22,048,339 and $19,328,586 at December 31, 2010 and 2009, respectively.

Soybean meal sales accounted for approximately 57%, 65%, and 53% of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively.  Soybean oil sales represented approximately 39%, 31%, and 43% of total revenues for the years ended December 31, 2010, 2009, and 2008, respectively  During the year ended December 31, 2008, the two largest customers accounted for 20% and 11% of sales revenue.  These customers owed the Company approximately $7,083,000 at December 31, 2008.

Net revenue by geographic area for the years ended December 31, 2010, 2009, and 2008 are as follows:

	2010	2009	2008

United States	$256,534,569	$241,337,593	$331,991,930
Canada	31,010,182	26,934,968	28,122,746

	$287,544,751	$268,272,561	$360,114,676

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

The Board of Managers approved a Form S-1 registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering.  The maximum offering under the statement was $11,250,000.  During 2005, the Company sold 2,190,500 member units for a total of $4,495,750, which was accounted for as temporary equity as described in Note 16. The offering allowed the investor to initially pay 50% and sign a note payable to the Company for the remaining portion. At December 31, 2009 and 2008, the Company had subscriptions receivable of $2,259, which is accounted for as a deduction from temporary equity until collected.

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

On January 31, 2007, the Company, along with other individuals, including the Company’s chief executive officer, commercial manager, a Board member, and a former Board member, were named as defendants in a lawsuit filed in the U.S District Court for the District of Minnesota. The plaintiffs, Transocean Group Holdings PTY Ltd. and Transocean Global Biofuels PTY Ltd., of Sydney, Australia (“Transocean”), allege that the Company breached a heads of agreement with Transocean dated April 28, 2006.  The heads of agreement concerned the potential development and operation of a biodiesel refinery through a company called High Plains Biofuels, Inc., to be owned by the Company and Transocean as shareholders.  On March 18, 2010, the Company and Transocean reached a settlement on the lawsuit.  In exchange for the payment of $530,000 to Transocean, of which the Company is responsible for $330,000, and a right to receive a small ownership interest in the Company, or acquired facility, if the Company were to acquire an interest in a biodiesel or related facility, the Company and all other defendants were released by Transocean from all claims.  The Company has recorded $330,000 as a current liability and administrative expense on the consolidated financial statements as of December 31, 2009.  In March 2010 the Company paid the settlement amount to the plaintiffs.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 7, 2005, the Company received notification from the Securities and Exchange Commission (SEC) that the Company’s filings were under review. During the course of the review, the SEC requested additional information about the Company’s change in auditors for the audit of its financial statements for the year ended December 31, 2004 as disclosed in the Company’s 8-K filing dated January 18, 2005. After considering such information, management determined that the independence of the audit firm, Eide Bailly LLP, with respect to its audit of financial statements for the year ended December 31, 2003 was compromised and decided to have the financial statements for that period re-audited.  As a result, in the latter part of 2005 the Company’s Board of Managers engaged Gordon, Hughes, & Banks LLP to re-audit the financial statements for the year ended December 31, 2003. The re-audit produced an unqualified opinion and there was no effect on previously reported net income or members’ equity. During early 2005, prior to receiving notice of the SEC review, the Company solicited investors through an S-1 registration statement which included the 2003 audit opinion letter from Eide Bailly LLP and the audited financial statements for the year ended December 31, 2003.  Because the independence of Eide Bailly was compromised for that period, the registration statement did not meet the requirements of federal securities law. The financial statements included in the Company’s periodic reports for such periods, as amended, are now compliant with the independent auditor requirements of applicable securities law, but there remains a possibility that claims could be made against the Company relating to the inclusion in the offering materials of the original audit opinion letter. As of December 31, 2010 and 2009, the Company has not recorded a provision for this matter, as management believes the likelihood of claims being asserted by investors in the offering is remote under ASC 450, Contingencies (formerly FAS 5). Management believes that any liability the Company may incur would not have a material adverse effect on its financial condition or its results of operations.  Due to the circumstances described above, the Company has recorded the net proceeds received to date, reduced by an amount that no longer qualifies as a possible claim under federal and state securities laws, as temporary equity in the accompanying consolidated balance sheets.  Amounts recorded as temporary equity totaled $0 and $142,750, consisting of 0 and 70,750 Class A capital units, as of December 31, 2010 and 2009, respectively.

NOTE 17 - COMMITMENTS

As of December 31, 2010, the Company had unpaid commitments of approximately $600,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by May 2011.

NOTE 18 - BUSINESS SEGMENT INFORMATION

The Company organizes its business units into two reportable segments: soybean processing and polyurethane.  Separate management of each segment is required because each segment is subject to different marketing, production, and technology strategies.  The soybean processing segment purchases soybeans and processes them in primarily three products: soybean meal, oil and hulls.  The polyurethane segment manufactures a soy-based polyol, which is called Soyol®, and its resin system and sells them to the polyurethane industry.  The segments’ accounting policies are the same as those described in the summary of significant accounting polices.  Market prices are used to report intersegment sales.

Segment information for the years ended December 31, 2010 and 2009 are as follows:

	Soybean
	Processing	Polyurethane	Total
For the Year Ended December 31, 2010:
Sales to external customers	$285,397,350	$2,147,401	$287,544,751
Intersegment sales	319,390	—	319,390
Depreciation and amortization	1,954,333	203,719	2,158,052
Interest expense	1,218,948	274,702	1,493,650
Segment profit (loss)	1,838,946	(2,333,579)	(494,633)
Segment assets	98,255,606	4,291,310	102,546,916
Expenditures for segment assets	5,737,375	123,208	5,860,583

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Soybean
	Processing	Polyurethane	Total
For the Year Ended December 31, 2009:
Sales to external customers	$266,273,740	$1,998,821	$268,272,561
Intersegment sales	106,575	-	106,575
Depreciation and amortization	1,982,912	604,318	2,587,230
Interest expense	904,314	240,609	1,144,923
Segment profit (loss)	495,327	(7,238,843)	(6,743,516)
Segment assets	83,522,727	4,037,203	87,559,930
Expenditures for segment assets	1,306,150	302,969	1,609,119

For the Year Ended December 31, 2008:
Sales to external customers	$357,735,802	$2,378,874	$360,114,676
Intersegment sales	304,573	-	304,573
Depreciation and amortization	1,952,981	577,663	2,530,644
Interest expense	1,976,674	354,431	2,331,105
Segment profit (loss)	6,951,604	(3,465,567)	3,486,037
Segment assets	75,345,094	3,920,620	79,265,714
Expenditures for segment assets	1,038,723	83,083	1,121,806

NOTE 19 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2010, 2009, and 2008.  This information has been prepared on the same basis as the consolidated financial statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with consolidated financial statements and related notes thereto.  The operating results for any quarter are not necessarily indicative of results for any future period or the full year.

Unaudited Consolidated Statements of Operations

	First	Second	Third	Fourth
For the Year Ended December 31, 2010:
Net revenues	$66,930,758	$67,332,470	$70,434,421	$82,847,102
Gross profit	796,840	(580,207)	436,998	1,781,158
Operating profit (loss)	(259,288)	(1,827,651)	(647,057)	979,089
Income (loss) before income taxes	148,303	(1,436,159)	(295,566)	1,088,889
Net income (loss)	148,203	(1,436,159)	(295,566)	1,088,889
Basic and diluted earnings (loss) per unit	$0.00	$(0.05)	$(0.01)	$0.04

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