Form 10-Q
period 2011-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2011-05-16
CIK 1163609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 16, 2011, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of March 31, 2011 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2010, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2011, we expressed an unqualified opinion on those financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

May 16, 2011
Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,345	$91,600
Trade accounts receivable, less allowance for uncollectible accounts of $52,000 and $35,000 at March 31, 2011 and December 31, 2010, respectively	33,100,063	21,613,858
Inventories	29,564,020	42,616,963
Margin deposits	1,113,559	2,331,414
Prepaid expenses	419,046	514,879
Total current assets	64,202,033	67,168,714

PROPERTY AND EQUIPMENT	62,188,405	60,858,944
Less accumulated depreciation	(34,918,329)	(34,396,272)
Total property and equipment, net	27,270,076	26,462,672

OTHER ASSETS
Investments in cooperatives	7,948,261	7,922,574
Notes receivable - members	148,898	148,898
Patents and other intangible assets, net	847,086	844,058
Total other assets	8,944,245	8,915,530

Total assets	$100,416,354	$102,546,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	March 31,
	2011	December 31,
	(Unaudited)	2010
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$3,217,821	$1,734,940
Current maturities of long-term debt	1,322,536	233,421
Note payable - seasonal loan	25,859,205	24,790,669
Accounts payable	2,090,387	1,126,303
Accrued commodity purchases	22,154,863	27,854,623
Accrued expenses	1,875,518	1,841,052
Accrued interest	164,603	155,700
Total current liabilities	56,684,933	57,736,708

LONG-TERM LIABILITIES
Long-term debt, less current maturities	14,200,000	13,883,383
Deferred compensation	44,007	57,166
Total long-term liabilities	14,244,007	13,940,549

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding, net of subscriptions receivable of $2,259 at March 31, 2011 and December 31, 2010	29,487,414	30,869,659

Total liabilities and members' equity	$100,416,354	$102,546,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

	2011	2010

NET REVENUES	$100,794,182	$66,930,758

COST OF REVENUES
Cost of product sold	93,458,040	58,119,064
Production	3,712,518	3,911,379
Freight and rail	4,268,387	4,005,112
Brokerage fees	82,807	98,363
Total cost of revenues	101,521,752	66,133,918

GROSS PROFIT (LOSS)	(727,570)	796,840

OPERATING EXPENSES
Administration	959,068	1,056,128

OPERATING LOSS	(1,686,638)	(259,288)

OTHER INCOME (EXPENSE)
Interest expense	(538,115)	(330,881)
Other non-operating income	550,601	527,190
Patronage dividend income	292,207	211,282
Total other income (expense)	304,693	407,591

INCOME (LOSS) BEFORE
INCOME TAXES	(1,381,945)	148,303

INCOME TAX EXPENSE	(300)	(100)

NET INCOME (LOSS)	$(1,382,245)	$148,203

BASIC AND DILUTED EARNINGS
(LOSS) PER CAPITAL UNIT	$(0.05)	$0.00

WEIGHTED AVERAGE NUMBER OF UNITS
OUTSTANDING FOR CALCULATION
OF BASIC AND DILUTED EARNINGS
(LOSS) PER CAPITAL UNIT	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND 2010

	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$(1,382,245)	$148,203
Charges and credits to net income (loss) not affecting cash:
Depreciation and amortization	541,550	546,566
(Gain) loss on sales of property and equipment	-	15,348
Non-cash patronage dividends	(102,272)	(73,949)
Change in current assets and liabilities	(1,825,040)	(1,666,966)
NET CASH (USED FOR) OPERATING ACTIVITIES	(2,768,007)	(1,030,798)

INVESTING ACTIVITIES
Retirement of patronage dividends	76,585	-
Patent costs	(22,521)	(36,081)
Purchase of property and equipment	(1,329,461)	(322,337)
NET CASH (USED FOR) INVESTING ACTIVITIES	(1,275,397)	(358,418)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	1,482,881	(3,230,434)
Net proceeds (payments) from seasonal borrowings	1,068,536	5,850,009
Proceeds from long-term debt	1,463,000	-
Principal payments on long-term debt	(57,268)	(1,300,000)
NET CASH FROM FINANCING ACTIVITIES	3,957,149	1,319,575

NET CHANGE IN CASH AND CASH EQUIVALENTS	(86,255)	(69,641)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	91,600	69,791

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,345	$150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
	2011	2010
Cash paid during the year for:

Interest	$529,212	$310,311

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements as of and for the periods ended March 31, 2011 and 2010 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2010 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. The effects of all intercompany accounts and transactions have been eliminated.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a material impact on the Company’s financial condition or results of operations.

NOTE 2 -  ACCOUNTS RECEIVABLE

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of March 31, 2011 and December 31, 2010:

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Allowance for doubtful accounts deducted from assets for the period ended:
December 31, 2010:	$91,629	$121,894	$(178,534)	$34,989

March 31, 2011:	$34,989	$30,000	$(13,312)	$51,677

NOTE 3 -  INVENTORIES

Inventories consist of the following at March 31, 2011 and December 31, 2010:

	2011	2010

Finished goods	$7,198,766	$12,698,000
Raw materials	22,255,547	29,809,256
Supplies & miscellaneous	109,707	109,707

Totals	$29,564,020	$42,616,963

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

NOTE 4 -  NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires July 1, 2011. The Company may borrow up to $40 million under this agreement to finance inventory and accounts receivable. Interest accrues at a variable rate (4.10% at March 31, 2011).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases.  There were advances outstanding of $25,859,205 and $24,790,669 at March 31, 2011 and December 31, 2010, respectively.  The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $14,141,000 as of March 31, 2011.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 -  LONG-TERM DEBT

	2011	2010

Revolving term loan from CoBank, interest at variable rates (4.35% and 4.37% at March 31, 2011 and December 31, 2010, respectively), secured by substantially all property and equipment. Loan matures September 20, 2017.	$15,342,200	$13,879,200

Note payable to Richard Kipphart, issued February 13, 2002, interest rate of 5%, monthly installments of $20,000, matures on January 15, 2012.	180,336	237,604
	15,522,536	14,116,804
Less current maturities	(1,322,536)	(233,421)

Totals	$14,200,000	$13,883,383

The Company entered into an agreement as of August 12, 2010 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 4.  Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $16,800,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2011 until maturity on September 20, 2017.  The principal balance outstanding on the revolving term loan was $15,342,200 and $13,879,200 as of March 31, 2011 and December 31, 2010, respectively.  There was $1,457,800 of remaining commitments available to borrow on the revolving term loan as of March 31, 2011.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  The Company is in violation of one of its loan covenants with CoBank as of March 31, 2011.  The loan covenant requires the Company to maintain a minimum working capital of $7.5 million at fiscal year-end (December 31st) and $7.0 million at the end of each other period for which financial statements are to be furnished.  At March 31, 2011, working capital computed per the agreement with CoBank was approximately $5.4 million.  On May 12, 2011 CoBank granted a waiver of this working capital requirement provided that working capital does not go below $4.75 million.

The minimum principal payments on long-term debt obligations, assuming the Company will advance the remaining amounts available on the revolving term loan, are expected to be as follows:

For the twelve-month periods ending March 31:
2012	$2,780,336
2013	2,600,000
2014	2,600,000
2015	2,600,000
2016	2,600,000
Thereafter	3,800,000

Total	$16,980,336

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

ASC 815, Derivatives and Hedging requires enhanced disclosures about how these instruments and activities affect the entity’s financial position, financial performance and cash flows. The guidance requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments.

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices.  The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts.  Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments.  These contracts are recorded on the Company’s consolidated balance sheets at fair value as discussed in Note 7, Fair Value of Financial Instruments.

As of March 31, 2011 and December 31, 2010, the value of the Company’s open futures, options and forward contracts was approximately $254,229 and $(803,242), respectively.

		Amounts As of March 31, 2011
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$2,788,054	$2,533,825

		Amounts As of December 31, 2010
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$4,489,163	$5,292,405

During the three-month periods ended March 31, 2011 and 2010, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on
	Derivative Activities for the Three-
	Month Periods Ending March 31:
	2011	2010
Derivatives not designated as hedging instruments:
Commodity contracts	$(1,221,313)	$2,324,414

The Company recorded gains (losses) of $(1,221,313) and $2,324,414 in cost of goods sold related to its commodity derivative instruments for the three-month periods ended March 31, 2011 and 2010, respectively.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC 820, Fair Value Measurements and Disclosures defines fair value, establishes a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, this guidance establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  The adoption of ASC 820 had an immaterial impact on the Company’s financial statements.  The three levels of hierarchy and examples are as follows

•
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange and commodity derivative contracts listed on the Chicago Mercantile Exchange (“CME”).

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

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2011 and December 31, 2010:

	Fair Value as of March 31, 2011
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$5,345	$-	$-	$5,345
Inventory	$490,046	$26,805,600	$-	$27,295,646
Margin deposits	$1,113,559	$-	$-	$1,113,559

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$91,600	$-	$-	$91,600
Inventory	$(1,168,677)	$41,459,163	$-	$40,290,486
Margin deposits	$2,331,414	$-	$-	$2,331,414

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

NOTE 8 -  COMMITMENTS

As of March 31, 2011, the Company had unpaid commitments of approximately $300,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by May 2011.

NOTE 9 -  BUSINESS SEGMENT INFORMATION

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

Segment information for the three months ended March 31, 2011 and 2010 are as follows:

	Soybean
	Processing	Polyurethane	Total
For the Three Months Ended March 31, 2011:
Sales to external customers	$100,290,316	$503,866	$100,794,182
Intersegment sales	-	-	-
Depreciation and amortization	485,410	56,140	541,550
Interest expense	448,297	89,818	538,115
Segment profit (loss)	(933,290)	(448,955)	(1,382,245)
Segment assets	96,270,631	4,145,723	100,416,354
Expenditures for segment assets	1,329,461	-	1,329,461

	Soybean
	Processing	Polyurethane	Total
For the Three Months Ended March 31, 2010:
Sales to external customers	$66,453,374	$477,384	$66,930,758
Intersegment sales	43,116	-	43,116
Depreciation and amortization	500,386	46,180	546,566
Interest expense	262,900	67,981	330,881
Segment profit (loss)	689,254	(541,051)	148,203
Segment assets	98,370,500	4,176,416	102,546,916
Expenditures for segment assets	158,976	163,361	322,337

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 -  SUBSEQUENT EVENT

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2011, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2010.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2010.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 27 million bushels of soybeans annually to produce approximately 600,000 tons of high protein soybean meal and 300 million pounds of crude soybean oil. Our production represents approximately 1.3% of the total soybean processing capacity in the U.S. In addition to our processing plant, we operate a soybean oil refinery in Volga where we produce partially refined soybean oil. The partially refined soybean oil is sold to customers in the food, chemical and industrial sectors. In the second quarter of 2011, we will enter the soybean food industry following the addition of a deodorizer to our Volga facility, which will open a new customer base for our products.  Also, under certain market conditions we may issue warehouse receipts for crude soybean oil according to the terms and conditions of a Chicago Mercantile Exchange Group (CME) soybean oil contract.

Soybean processing is basically a commodity driven business and is cyclical in nature. Our industry is dependent on the annual soybean crop production (supply side) and world economic growth (demand side for food). Soybean processing is a highly consolidated industry with four companies in the U.S. controlling approximately 84% of the soybean processing industry and approximately 75% of the soybean oil refining capacity for food applications. We compete in this industry by producing high quality products and operating a highly efficient operation at the lowest possible cost.

In addition to soybean processing, we continue to invest in our polyurethane segment through our wholly-owned subsidiary, Urethane Soy Systems Company (USSC), in effort to increase the value of our products.  USSC is engaged in the business of researching, marketing and developing soy-based polyol and soy-based polyurethane systems. A few examples of these soy-based systems include a spray-on insulation product called SoyTherm™, an elastomeric coating material for several different applications (such as bedliners) called BioTuff™, and several others sold to original equipment manufacturers (OEM).

In the first quarter of 2011, we recorded a consolidated net loss of nearly $1.4 million.  This loss consists of $1.0 million loss from our soy processing segment and $0.4 million loss from our polyurethane segment.

Our soy processing segment recorded a $1.0 million net loss during the three months ended March 31, 2011, mainly due to lower crush margins caused by excess world supply of soybean meal and oil.  A bright spot during the quarter is the beginning of a rebound in the biodiesel market.   Because of favorable economics and the U.S. Congress’ decision to renew the biodiesel blenders’ credit in January, demand for soybean oil increased in the biodiesel market. If this trend continues, we anticipate that it will reduce the excess supply of soybean oil in the U.S.  In contrast, an area of concern in 2011 is the impact of excess moisture and flooding locally which could delay planting of soybeans this spring or reduce the number of acres able to be planted.   Any material decrease in soybean yields in 2011 could cause extreme volatility within the markets.

During the first quarter of 2011, our polyurethane segment sustained net losses of nearly $0.4 million. In effort to improve this segment, we have taken over the last few months substantial, cost-reducing measures, including decreasing personnel and lowering research and development costs.

We still anticipate a return to profitability in 2011 but below average levels historically. Variables, including the uncertainty in the world economy, global and national financial markets, a weak U.S. dollar, and other factors, could delay the return.  An effective use of risk management and operating conservatively will be one of our best tools for handling these variables.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2011 and 2010

	Quarter Ended March 31, 2011		Quarter Ended March 31, 2010
	$	% of Revenue	$	% of Revenue

Revenue	$100,794,182	100.0	$66,930,758	100.0
Cost of revenues	(101,521,752)	(100.7)	(66,133,918)	(98.8)
Operating expenses	(959,068)	(1.0)	(1,056,128)	(1.6)
Other income (expense)	304,693	0.3	407,591	0.6
Income tax expense	(300)	0.0	(100)	0.0

Net income (loss)	$(1,382,245)	(1.4)	$148,203	0.2

Revenue – Consolidated revenue increased $33.9 million, or 50.6%, for the first quarter of 2011, compared to the same period in 2010.

Revenues from our soy processing segment, after elimination of all intersegment revenues, increased to $100.3 million in the first quarter of 2011 from $66.5 million during the same period in 2010, an increase of $33.8 million. The increase in revenues within our soy processing segment is primarily due to a 35% increase in the sales volume of soybean oil and increases in the average sales price of soybean meal and oil.  The increase in the sales volume of soybean oil is primarily due to stronger demand for oil from the U.S. biodiesel market. The average sales price of our soybean meal and oil increased approximately 19% and 52%, respectively, in the first quarter of 2011, compared to the same period in 2010.  These increases are primarily attributable to a weak U.S. dollar, which caused substantial price increases in nearly all commodities, including soybean meal and oil.  The increase in sales prices also occurred because of an improvement in oil basis levels, largely resulting from a rebound in the biodiesel market.  Partially offsetting the increase in revenue is the adverse effect of a 5% decrease in the volume of soybeans processed during the first three months of 2011, compared to 2010, due to poor crush margins.  The decrease in the volume of soybeans processed decreases the quantity of soybean products available for sale to our customers.

The revenues from our polyurethane segment remained relatively constant at approximately $0.5 million for the first quarter of 2011 and 2010.

Gross Profit/Loss – For the first quarter of 2011, we generated a consolidated gross loss of $0.7 million, compared to a gross profit of $0.8 million for the first quarter of 2010.

In the first quarter of 2011, the soy processing segment reported a gross loss of $0.7 million, compared to a gross profit of $0.9 million in the same period in 2010.  The $1.6 million decrease in gross profit (loss) is primarily attributed to excess supply of oil and meal throughout the world which adversely pressured crush margins.  In 2010, the soybean crush companies in the U.S. exported approximately 28% of their meal production.  But in the first quarter of 2011, exports decreased to more historical levels, thus placing more pressure on crushing volumes and margins.  According to the National Oilseed Processors Association, crush volume in the U.S. for February 2011 was 124.9 million bushels, the lowest crush volume reported since 2007.

Gross profit (loss) from our polyurethane segment remained relatively constant at approximately $(0.1) million during the first quarter of 2011 and 2010.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $97,000, or 9.2%, for the first quarter of 2011, compared to the same period in 2010.

The soy processing segment reported operating expenses of $0.7 million in the first quarters of 2011 and 2010.

Operating expenses within the polyurethane segment decreased to $0.3 million in the first three-month period of 2011, compared to $0.4 million in the same period in 2010.  This decrease in operating expenses is primarily due to decreases in personnel costs.

Interest Expense – Interest expense increased by $0.2 million, or 62.6%, during the first quarter of 2011, compared to the same period in 2010.  The average debt level for the first quarter of 2011 increased approximately $11.3 million, compared to the same period in 2010. Additionally, the increase in interest expense is due to an increase in interest rates on our senior debt.  The interest rate on our revolving long-term debt was 4.35% and 3.50% as of March 31, 2011 and 2010, respectively.

Other Non-Operating Income – Other non-operating income increased by approximately $0.1 million, or 14.1%, for the first quarter of 2011, compared to the same period in 2010.  This increase is largely due to an increase on patronage allocations received from CoBank in 2011, compared to 2010.

Net Income/Loss – During the first quarter of 2011, consolidated net loss was $1.4 million, compared to a consolidated net income of $0.1 million during the same period in 2010.

The soy processing segment reported a net loss of $0.9 million during the first quarter of 2011, compared to a net income of $0.7 million in the same period in 2010.  The $1.6 million decrease in net profit (loss) is primarily attributable to a decrease in gross profit associated with excess supply of soybean meal and oil which minimized crush margins, partially offset by a decrease in operating expenses and an increase in other non-operating income.

The polyurethane segment reported a net loss of $0.4 million during the quarter ended March 31, 2011, compared to $0.5 million during the same period in 2010.  The $0.1 million decrease in net loss with this segment pertains mainly to a decrease in operating expenses resulting from decreases in personnel costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2011, we had working capital, defined as current assets less current liabilities, of approximately $7.5 million, compared to working capital of $6.9 million on March 31, 2010.  Working capital increased between periods primarily due to the restructuring of loans with CoBank in May and August 2010.  In the restructuring, we increased the maximum amount we can borrow on our revolving term loan from $9.3 million to $16.8 million to fund various capital improvements.  The restructuring also involved a waiver by CoBank of two $1.3 million debt payments on our revolving term loan, which had been originally scheduled for payment in September 2010 and March 2011.  Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

A summary of our cash flow from operating, investing and financing activities for each of the three-month periods ended March 31, 2011 and 2010:

	2011	2010

Net cash (used for) operating activities	$(2,768,007)	$(1,030,798)
Net cash (used for) investing activities	(1,275,397)	(358,418)
Net cash from financing activities	3,957,149	1,319,575

Cash Flows Used For Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions.  The $1.7 million increase in cash flows used for operating activities is primarily attributed to a $1.5 million decrease in net profit (loss) during the three months ended March 31, 2011, compared to the same period in 2010.

Cash Flows Used For Investing Activities

The $0.9 million increase in cash flows used for investing activities is principally due to an increase in the purchase of property and equipment in 2011. Property and equipment purchases were $1.3 million in the first quarter of 2011, compared to only $0.3 million during the first quarter of 2010.  These purchases were primarily attributable to the construction of a deodorizer to our refinery which will allow us to produce food-grade soybean oil.

Cash Flows From Financing Activities

The $2.6 million change in cash flows from financing activities is principally due to an increase in borrowings during the three months ended March 31, 2011, compared to the same period in 2010.  The increase in seasonal and long-term borrowings in 2011, compared to 2010, is largely due to an increase in inventory and accounts receivable resulting from an increase in commodity prices, as well as for financing the construction of the deodorizer to our refinery.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations.  The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $16.8 million, and then pay down the principal whenever excess cash is available.  Repaid amounts may be borrowed up to the available credit line. The available credit line is scheduled to be reduced by $1.3 million every six months starting September 20, 2011 until maturity on September 20, 2017. The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed.  The principal balance outstanding on the revolving term loan is $15.3 million and $9.3 million as of March 31, 2011 and 2010, respectively.  Under this loan, we have an additional $1.5 million in available funds to borrow as of March 31, 2011.

The second credit line is a revolving working capital (seasonal) loan that matures on July 1, 2011.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $40 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.  The principal balance on the working capital loan is approximately $25.9 million and $20.1 million as of March 31, 2011 and 2010, respectively. Under this loan, we have an additional $14.1 million in available funds to borrow as of March 31, 2011.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.35% and 3.50% as of March 31, 2011 and 2010, respectively.  As of March 31, 2011 and 2010, the interest rate on the working capital loan is 4.10% and 3.25%, respectively.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  We were in violation of the working capital covenant as of March 31, 2011. The covenant requires us to maintain a minimum working capital of $7.5 million at our fiscal year-end, which is December 31st, and $7.0 million at the end of each other period for which financial statements are to be furnished.  At March 31, 2011, however, working capital as defined under the agreement with CoBank was approximately $5.4 million.  On May 12, 2011 CoBank granted a waiver of this working capital requirement. We plan to enter into an amended loan agreement with CoBank shortly which will modify the working capital covenant minimum.

We also have another note payable totaling $250,000, with an annual interest rate of 5.0%. The principal balance on this note is approximately $180,000 and $250,000 as of March 31, 2011 and 2010, respectively.  We made principal payments totaling $57,000 and $0 on this obligation during the three-month periods ended March 31, 2011 and 2010, respectively.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, and AIG Rail Services for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $0.5 million for each of the three-month periods ended March 31, 2011 and 2010. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $0.4 million for each of the three months ended March 31, 2011 and 2010.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $41,000 and $49,000 for the three-month periods ended March 31, 2011 and 2010, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

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

Inventory Valuation

We account for our inventories at estimated net realizable market value. These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing, and have predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Processed product price estimates are determined by the ending sales contract price as of the close of the final day of the period. This price is determined by the closing price on the Chicago Mercantile Exchange (CME), net of the local basis, for the last three business days of the period and the first two business days of the subsequent period. Changes in the market values of these inventories are recognized as a component of cost of goods sold.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended March 31, 2011, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information

None

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: May 16, 2011
	By	/s/ Thomas L. Kersting
Thomas L. Kersting
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