Form 10-K/A
period 2010-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2011-06-30
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1.)

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Information Statement for 2011 Annual Meeting of Members.

Explanatory Footnote Regarding Amendment No. 1.

This amendment is filed to include the signature and certifications of our principal executive officer, Mr. Thomas Kersting, and to amend the signature and certification of our principal financial officer/principal accounting officer, Mr. Mark Hyde.

Mr. Kersting’s signature and certifications were omitted in our Annual Report on Form 10-K for the year ended December 31, 2010, but are now found in the signature block below and in Exhibits 31.1 and 32.1 of this amendment. Mr. Hyde’s signature and certifications in our Annual Report are amended to reflect Mr. Hyde as serving the dual position of principal financial officer and principal accounting officer, and are found in the signature block below and in Exhibits 31.2 and 32.2 of this amendment.

This Amendment does not reflect events that have occurred after March 30, 2011, the date upon which the Annual Report on Form 10-K was originally filed with the Securities and Exchange Commission. Accordingly, this Amendment should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

SIGNATURES

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Date: June 30, 2011	/s/ Thomas Kersting
Thomas Kersting
Chief Executive Officer (Principal Executive Officer)

Date: June 30, 2011	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 30, 2011	/s/ Thomas Kersting
Thomas Kersting
Chief Executive Officer (Principal Executive Officer)

Date: June 30, 2011	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 30, 2011	/s/ Paul Barthel
Paul Barthel, Manager

Date: June 30, 2011	/s/ Alan Christensen
Alan Christensen, Manager

Date: June 30, 2011	/s/ Dean Christopherson
Dean Christopherson, Manager

Date: June 30, 2011
David Driessen, Manager

Date: June 30, 2011	/s/ Paul Dummer
Paul Dummer, Manager

Date: June 30, 2011	/s/ Wayne Enger
Wayne Enger, Manager

Date: June 30, 2011	/a/ Dan Feige
Dan Feige, Manager

Date: June 30, 2011	/s/ Ronald J. Gorder
Ronald J. Gorder, Manager

Date: June 30, 2011	/s/ Marvin Hope
Marvin Hope, Manager

Date: June 30, 2011
Kent Howell, Manager

Date: June 30, 2011	/s/ James Jepsen
James Jepsen, Manager

Date: June 30, 2011	/s/ Jerome Jerzak
Jerome Jerzak, Manager

Date: June 30, 2011	/s/ Peter Kontz
Peter Kontz, Manager

Date: June 30, 2011	/s/ Robert Nelsen
Robert Nelsen, Manager

Date: June 30, 2011	/s/ Robert Nelson
Robert Nelson, Manager

Date: June 30, 2011
Maurice Odenbrett, Manager

Date: June 30, 2011	/s/ Randy Tauer
Randy Tauer, Manager

Date: June 30, 2011	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Date: June 30, 2011	/s/ Lyle Trautman
Lyle Trautman, Manager

Date: June 30, 2011	/s/ Ardon Wek
Ardon Wek, Manager

Date: June 30, 2011	/s/ Gary Wertish
Gary Wertish, Manager

EXHIBIT INDEX**

31.1	Rule 13a-14(a)/15d-14(a) Certification.	X

31.2	Rule 13a-14(a)/15d-14(a) Certification.	X

32.1	Section 1350 Certification.	X

32.2	Section 1350 Certification.	X

** Documents can be found at www.sec.gov