Form 10-Q/A
period 2011-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2011-06-30
CIK 1163609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)
(Mark One )

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

COMMISSION FILE NO . 000-50253

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

This amendment is filed to include the signature and amend the certifications of our principal financial officer, Mr. Mark Hyde, to our Quarterly Report on Form 10-Q for the period ended March 31, 2011. It is also amended to include the signed report of our independent accounting firm, Eide Bailly LLP, regarding our consolidated balance sheet as of March 31, 2011 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2011 and 2010.

Mr. Hyde’s signature on our Quarterly Report on Form 10-Q for the period ended March 31, 2011, was omitted and his certifications on Exhibit 31.2 and 32.2 did not reflect his dual position as principal financial officer and principal accounting officer. Mr. Hyde’s signature is now included in the signature block below, in his dual position as chief financial officer and principal accounting officer, and his certifications are amended in Exhibit 31.2 and 32.2 to reflect Mr. Hyde’s dual role as our principal financial and accounting officer. In addition, the signed report of our independent accounting firm, Eide Bailly LLP, regarding our consolidated balance sheet as of March 31, 2011 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2011 and 2010, is included in Part I, Item 1, page 4, below.

This Amendment does not reflect events that have occurred after May 16, 2011, the date upon which the Quarterly Report on Form 10-Q was originally filed with the Securities and Exchange Commission, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the initial filing.

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

/s/ Eide Bailly LLP
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

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  The Company is in violation of one of its loan covenants with CoBank as of March 31, 2011.  The loan covenant requires the Company to maintain a minimum working capital of $7.5 million at fiscal year-end (December 31 st ) and $7.0 million at the end of each other period for which financial statements are to be furnished.  At March 31, 2011, working capital computed per the agreement with CoBank was approximately $5.4 million.  On May 12, 2011 CoBank granted a waiver of this working capital requirement provided that working capital does not go below $4.75 million.

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

NOTE 9 -  BUSINESS SEGMENT INFORMATION

The Company organizes its business units into two reportable segments: soybean processing and polyurethane.  Separate management of each segment is required because each segment is subject to different marketing, production, and technology strategies.  The soybean processing segment purchases soybeans and processes them in primarily three products: soybean meal, oil and hulls.  The polyurethane segment manufactures a soy-based polyol, which is called Soyol ® , and its resin system and sells them to the polyurethane industry.  The segments’ accounting policies are the same as those described in the summary of significant accounting polices.  Market prices are used to report intersegment sales.

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

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: June 30, 2011
	By	/s/ Thomas L. Kersting
Thomas L. Kersting
Chief Executive Officer (Principal Executive Officer)

Dated: June 30, 2011
	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
TO
FORM 10-Q/A
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

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