Form 10-Q
period 2011-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2011-08-15
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 15, 2011, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011 AND 2010

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of June 30, 2011 and the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010 and related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Eide Bailly LLP
August 15, 2011
Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$73,086	$91,600
Trade accounts receivable, less allowance for uncollectible
accounts of $72,000 and $35,000 at June 30, 2011 and
December 31, 2010, respectively	23,354,960	21,613,858
Inventories	22,432,763	42,616,963
Margin deposits	1,870,346	2,331,414
Prepaid expenses	353,426	514,879
Total current assets	48,084,581	67,168,714

PROPERTY AND EQUIPMENT	62,885,119	60,858,944
Less accumulated depreciation	(35,435,935)	(34,396,272)
Total property and equipment, net	27,449,184	26,462,672

OTHER ASSETS
Investments in cooperatives	7,948,261	7,922,574
Notes receivable - members	148,898	148,898
Patents and other intangible assets, net	850,025	844,058
Total other assets	8,947,184	8,915,530

Total assets	$84,480,949	$102,546,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	June 30,	December 31,
	2011	2010
	(Unaudited)
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$1,937,360	$1,734,940
Current maturities of long-term debt	1,835,059	233,421
Note payable - seasonal loan	19,620,202	24,790,669
Accounts payable	607,075	1,126,303
Accrued commodity purchases	16,596,014	27,854,623
Accrued expenses	1,547,002	1,841,052
Accrued interest	119,461	155,700
Total current liabilities	42,262,173	57,736,708

LONG-TERM LIABILITIES
Long-term debt, less current maturities	14,200,000	13,883,383
Deferred compensation	60,138	57,166
Total long-term liabilities	14,260,138	13,940,549

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding, net of subscriptions receivable of $2,259 at June 30, 2011 and December 31, 2010	27,958,638	30,869,659

Total liabilities and members' equity	$84,480,949	$102,546,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

	Three Months Ended June 30:		Six Months Ended June 30:
	2011	2010	2011	2010
NET REVENUES	$99,019,381	$67,332,470	$199,813,563	$134,263,228

COST OF REVENUES
Cost of product sold	91,933,284	59,813,765	185,391,324	117,932,829
Production	4,052,324	3,718,392	7,764,842	7,629,771
Freight and rail	3,896,170	4,249,872	8,164,557	8,254,984
Brokerage fees	129,963	130,648	212,770	229,011
Total cost of revenues	100,011,741	67,912,677	201,533,493	134,046,595

GROSS PROFIT (LOSS)	(992,360)	(580,207)	(1,719,930)	216,633

OPERATING EXPENSES
Administration	868,751	1,247,444	1,827,819	2,303,572

OPERATING LOSS	(1,861,111)	(1,827,651)	(3,547,749)	(2,086,939)

OTHER INCOME (EXPENSE)
Interest expense	(279,382)	(284,846)	(817,497)	(615,727)
Other non-operating income	611,717	676,338	1,162,318	1,203,528
Patronage dividend income	-	-	292,207	211,282
Total other income (expense)	332,335	391,492	637,028	799,083

LOSS BEFORE INCOME TAXES	(1,528,776)	(1,436,159)	(2,910,721)	(1,287,856)

INCOME TAX EXPENSE	-	-	(300)	(100)

NET LOSS	$(1,528,776)	$(1,436,159)	$(2,911,021)	$(1,287,956)

BASIC AND DILUTED LOSS PER
CAPITAL UNIT	$(0.05)	$(0.05)	$(0.10)	$(0.04)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED LOSS PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND 2010

	2011	2010
OPERATING ACTIVITIES
Net loss	$(2,911,021)	$(1,287,956)
Charges and credits to net loss not affecting cash:
Depreciation and amortization	1,145,359	1,091,321
Loss on sales of property and equipment	11,321	15,627
Non-cash patronage dividends	(102,272)	(73,949)
Change in current assets and liabilities	6,960,465	8,782,154
NET CASH FROM OPERATING ACTIVITIES	5,103,852	8,527,197
INVESTING ACTIVITIES
Retirement of patronage dividends	76,585	-
Patent costs	(45,194)	(80,655)
Purchase of property and equipment	(2,103,965)	(1,576,939)
NET CASH USED FOR INVESTING ACTIVITIES	(2,072,574)	(1,657,594)
FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	202,420	169,576
Net proceeds (payments) from seasonal borrowings	(5,170,467)	(6,387,185)
Payments for debt issue costs	-	(13,200)
Proceeds from long-term debt	2,053,000	623,200
Principal payments on long-term debt	(134,745)	(1,300,000)
NET CASH FROM USED FOR FINANCING ACTIVITIES	(3,049,792)	(6,907,609)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(18,514)	(38,006)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	91,600	69,791
CASH AND CASH EQUIVALENTS, END OF YEAR	$73,086	$31,785

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:	2011	2010

Interest	$853,736	$617,656

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements as of and for the periods ended June 30, 2011 and 2010 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2010 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or retained earnings.

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

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of June 30, 2011 and December 31, 2010:

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts deducted from assets for the period ended:
December 31, 2010:	$91,629	$121,894	$(178,534)	$34,989

June 30, 2011:	$34,989	$50,000	$(13,312)	$71,677

NOTE 3 - INVENTORIES

Inventories consist of the following at June 30, 2011 and December 31, 2010:

	2011	2010

Finished goods	$8,139,500	$12,698,000
Raw materials	14,182,726	29,809,256
Supplies & miscellaneous	110,537	109,707

Totals	$22,432,763	$42,616,963

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

NOTE 4 - NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires June 1, 2012. The Company may borrow up to $40 million under this agreement to finance inventory and accounts receivable. Interest accrues at a variable rate (4.19% at June 30, 2011).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases.  There were advances outstanding of $19,620,202 and $24,790,669 at June 30, 2011 and December 31, 2010, respectively.  The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $20,380,000 as of June 30, 2011.

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LONG-TERM DEBT

	2011	2010

Revolving term loan from CoBank, interest at variable rates (4.44% and 4.37% at June 30, 2011 and December 31, 2010, respectively), secured by substantially all property and equipment. Loan matures September 20, 2017.	$15,932,200	$13,879,200
Note payable to Richard Kipphart, issued February 13, 2002, interest rate of 5%, monthly installments of $20,000, matures on January 15, 2012.	102,859	237,604
	16,035,059	14,116,804
Less current maturities	(1,835,059)	(233,421)

Totals	$14,200,000	$13,883,383

The Company entered into an agreement as of May 16, 2011 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 4.  Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $16,800,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2011 until maturity on September 20, 2017.  The principal balance outstanding on the revolving term loan was $15,932,200 and $13,879,200 as of June 30, 2011 and December 31, 2010, respectively.  There was $867,800 of remaining commitments available to borrow on the revolving term loan as of June 30, 2011.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  The Company was in compliance with all covenants and conditions with CoBank as of June 30, 2011 and the date of this filing.

The minimum principal payments on long-term debt obligations are expected to be as follows:

For the twelve-month periods ending June 30:
2012	$1,835,059
2013	2,600,000
2014	2,600,000
2015	2,600,000
2016	2,600,000
Thereafter	3,800,000
Total	$16,035,059

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

As of June 30, 2011 and December 31, 2010, the value of the Company’s open futures, options and forward contracts was approximately $1,090,465 and $(803,242), respectively.

		Amounts As of June 30, 2011
Balance Sheet		Asset	Liability
Classification		Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,883,009	$2,792,544

		Amounts As of December 31, 2010
Balance Sheet		Asset	Liability
Classification		Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$4,489,163	$5,292,405

During the three-month and six-month periods ended June 30, 2011 and 2010, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the Three- Month Periods Ending June 30:		Net Gain (Loss) Recognized on Derivative Activities for the Six- Month Periods Ending June 30:
	2011	2010	2011	2010
Derivatives not designated as hedging instruments:
Commodity contracts	$1,031,501	$1,172,532	$(189,812)	$3,496,947

The Company recorded gains (losses) of $(189,812) and $3,496,947 in cost of goods sold related to its commodity derivative instruments for the six-month periods ended June 30, 2011 and 2010, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2011 and December 31, 2010:

	Fair Value as of June 30, 2011
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$1,090,464	$18,278,099	$-	$19,368,563
Margin deposits	$1,870,346	$-	$-	$1,870,346

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(803,242)	$41,093,728	$-	$40,290,486
Margin deposits	$2,331,414	$-	$-	$2,331,414

The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements.  The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CME; therefore, the Company has recorded them in Level 1.  In certain circumstances, the net value of these commodity derivative instruments could be negative.  The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CME and adjusts for the local market adjustments derived from other grain terminals in our area; thus, the Company considers these assets to be Level 2.

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

NOTE 8 - BUSINESS SEGMENT INFORMATION

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

Segment information for the three-month and six month periods ended June 30, 2011 and 2010 are as follows:

	Soybean
	Processing	Polyurethane	Total
For the Three Months Ended June 30, 2011:
Sales to external customers	$98,556,065	$463,316	$99,019,381
Intersegment sales	108,741	-	108,741
Depreciation and amortization	548,040	55,769	603,809
Interest expense	184,469	94,913	279,382
Segment loss	(1,172,078)	(356,698)	(1,528,776)
Segment assets	80,465,922	4,015,027	84,480,949
Expenditures for segment assets	774,504	-	774,504

For the Three Months Ended June 30, 2010:
Sales to external customers	$66,696,825	$635,645	$67,332,470
Intersegment sales	143,724	-	143,724
Depreciation and amortization	497,082	47,673	544,755
Interest expense	207,396	77,450	284,846
Segment loss	(706,011)	(730,148)	(1,436,159)
Segment assets	97,914,705	4,632,211	102,546,916
Expenditures for segment assets	1,253,264	1,338	1,254,602

(continued on next page)

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Soybean
	Processing	Polyurethane	Total
For the Six Months Ended June 30, 2011:
Sales to external customers	$198,846,380	$967,183	$199,813,563
Intersegment sales	209,061	-	209,061
Depreciation and amortization	1,033,450	111,909	1,145,359
Interest expense	632,766	184,731	817,497
Segment loss	(2,105,368)	(805,653)	(2,911,021)
Expenditures for segment assets	2,103,965	-	2,103,965

For the Six Months Ended June 30, 2010:
Sales to external customers	$133,150,199	$1,113,029	$134,263,228
Intersegment sales	232,001	-	232,001
Depreciation and amortization	997,468	93,853	1,091,321
Interest expense	470,295	145,432	615,727
Segment loss	(16,758)	(1,271,198)	(1,287,956)
Expenditures for segment assets	1,412,239	164,700	1,576,939

Due to a history of losses within the polyurethane segment, the Company is currently planning to exit the polyurethane industry.  As of the date of this filing, the Company is currently researching every available option regarding its assets and its 100% ownership interest in USSC.

NOTE 9 - SUBSEQUENT EVENT

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and six-month periods ended June 30, 2011, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2010.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2010.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 27 million bushels of soybeans annually to produce approximately 600,000 tons of high protein soybean meal and 300 million pounds of crude soybean oil. Our production represents approximately 1.3% of the total soybean processing capacity in the U.S. In addition to our processing plant, we operate a soybean oil refinery in Volga where we refine the crude soybean oil for customers in the food, chemical and industrial sectors. In the second quarter of 2011, we completed construction of a deodorizer to our refinery, which allows us to produce food-grade soybean oil and will open a new customer base for our products.  Also, under certain market conditions we may issue warehouse receipts for crude soybean oil according to the terms and conditions of a Chicago Mercantile Exchange Group (CME) soybean oil contract.

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

In addition to soybean processing, we operate in the polyurethane segment through our wholly-owned subsidiary, Urethane Soy Systems Company (USSC).  USSC is engaged in the business of researching, marketing and developing soy-based polyol and soy-based polyurethane systems. Finished products include a spray-on insulation product called SoyTherm™, an elastomeric coating material for several different applications (such as bedliners) called BioTuff™, and several others sold to original equipment manufacturers (OEM).

In the six months ended June 30, 2011, we recorded a consolidated net loss of nearly $2.9 million.  This loss consists of $2.1 million loss from our soy processing segment and $0.8 million loss from our polyurethane segment.

The $2.1 million net loss from our soy processing segment during the six months ended June 30, 2011, is mainly due to lower crush margins resulting from an excess in world supply of soybean meal.  The supply of soybean meal, a feedstock for cattle, hogs and poultry, increased because of a decrease in livestock supply in the U.S.  Livestock production has decreased the last few years because of a decrease in demand from the average U.S. consumer who, due to the recent economic downturn and dietary changes, have decreased their overall meat consumption.  In contrast, the biodiesel market, a major purchaser of crude oil, helped offset the impact of soybean meal. Since the beginning of 2011, the biodiesel market has steadily improved because of more favorable economics and U.S. Congress’ decision to renew the biodiesel blenders’ credit in January 2011. Within our polyurethane segment, we sustained a net loss of nearly $0.8 million because of declining sales.  Because of a history of losses within this segment, we are currently planning to exit this segment before the end of this year. We have not yet decided, however, what to do with our assets or 100% equity interest in USSC, and are researching all options.

We continue to anticipate a return to profitability in 2011 but at levels below historical averages. Key variables, including the uncertainty in the world economy, global and national financial markets, a weak U.S. dollar, and other factors, could delay or hamper the return.  An effective use of risk management and operating conservatively will be our best tools for handling these variables.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2011 and 2010

	Quarter Ended June 30, 2011		Quarter Ended June 30, 2010
	$	% of Revenue	$	% of Revenue

Revenue	$99,019,381	100.0	$67,332,470	100.0
Cost of revenues	(100,011,741)	(101.0)	(67,912,677)	(100.9)
Operating expenses	(868,751)	(0.9)	(1,247,444)	(1.8)
Other income (expense)	332,335	0.4	391,492	0.6
Income tax expense	—	0.0	—	—

Net (loss)	$(1,528,776)	(1.5)	$(1,436,159)	(2.1)

Revenue – Consolidated revenue increased $31.7 million, or 47.1%, for the second quarter of 2011, compared to the same period in 2010.

Revenues from our soy processing segment increased to $98.6 million in the second quarter of 2011 from $66.7 million during the same period in 2010, an increase of $31.9 million. The increase in revenues within our soy processing segment is primarily due to an increase in the average sales price of soybean meal and oil and an increase in the sales volume of soybean oil.  The average sales price of our soybean meal and oil increased approximately 21% and 63%, respectively, in the second quarter of 2011, compared to the same period in 2010.  These increases are primarily attributable to a weak U.S. dollar, which caused substantial price increases in nearly all commodities, including soybean meal and oil.  The increase in sales prices also occurred because of an improvement in oil basis levels, largely resulting from a rebound in the biodiesel market. Sales volume of soybean oil increased 11% between quarters primarily due to stronger demand for oil from the biodiesel market.

The revenues from our polyurethane segment decreased to $0.5 million during the second quarter of 2011 from $0.6 million during the same period in 2010.  The decrease in revenues within our polyurethane segment is largely due to a reduction in sales as we started to make plans to exit this segment.

Gross Profit/Loss – For the second quarter of 2011, we generated a consolidated gross loss of $1.0 million, compared to $0.6 million for the second quarter of 2010.

In the second quarter of 2011, we generated a gross loss from our soy processing segment of $0.7 million, compared to $0.4 million in the same period in 2010.  The $0.3 million increase in gross loss is primarily attributed to excess supply of oil and meal throughout the world which adversely pressured crush margins.  In 2010, soybean crush companies in the U.S. exported approximately 28% of their meal production.  But in the second quarter of 2011, exports decreased to more historical levels, thus placing more pressure on crushing volumes and margins.

We generated a gross loss from our polyurethane segment of $0.3 million during the second quarter of 2011, compared to $0.1 million during the same period in 2010.  As our sales revenues decreased during the second quarter of 2011 following plans to exit the polyurethane segment, we did not experience a proportionate reduction in our production costs.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $379,000, or 30.4%, for the second quarter of 2011, compared to the same period in 2010.

Operating expenses within the soy processing segment remained relatively constant at approximately $0.7 million for each of the second quarters of 2011 and 2010.

Operating expenses within the polyurethane segment decreased to $0.2 million in the three-month period ended June 30, 2011, compared to $0.6 million in the same period in 2010.  This decrease in operating expenses is primarily due to decreases in personnel costs.

Interest Expense – Interest expense remained relatively constant at $0.3 million during the second quarter of 2011, compared to the same period in 2010.

Other Non-Operating Income – Other non-operating income decreased by approximately $0.1 million, or 9.6%, for the three-month period ended June 30, 2011, compared to the same period in 2010.

Other non-operating income within the soy processing segment remained relatively constant at approximately $0.6 million for both three-month periods ended June 30, 2011 and 2010.

Other non-operating income within the polyurethane segment decreased $0.1 million as a result of decreases in grant income related to research and development in the second quarter of 2011, compared to the same period in 2010.  As a result of our plans to exit the polyurethane business, we elected not to pursue additional research and development, thus reducing our grant income.

Net Income/Loss – We generated a consolidated net loss of $1.5 million during the three month period ended June 30, 2011, compared to a consolidated net loss of $1.4 million during the same period in 2010.

Net loss within the soy processing segment increased to a net loss of $1.2 million during the second quarter of 2011, compared to a net loss of $0.7 million in the same period in 2010.  The $0.5 million increase in net loss is primarily attributable to a decrease in gross profit associated with excess supply of soybean meal and oil which minimized crush margins.

Net loss within the polyurethane segment decreased to $0.4 million during the quarter ended June 30, 2011, compared to $0.7 million during the same period in 2010.  The $0.3 million decrease in net loss is mainly due to a decrease in operating expenses resulting from a decrease in personnel costs.

Comparison of the six months ended June 30, 2011 and 2010

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	$	% of Revenue	$	% of Revenue

Revenue	$199,813,563	100.0	$134,263,228	100.0
Cost of revenues	(201,533,493)	(100.9)	(134,046,595)	(99.8)
Operating expenses	(1,827,819)	(0.9)	(2,303,572)	(1.7)
Other income (expense)	637,028	0.3	799,083	0.5
Income tax expense	(300)	0.0	(100)	(0.0)

Net income (loss)	$(2,911,021)	(1.5)	$(1,287,956)	(1.0)

Revenue – Consolidated revenue increased $65.6 million, or 48.8%, for the first six months of 2011, compared to the same period in 2010.

Revenues from our soy processing segment, after elimination of all intersegment revenues, increased to $198.8 million in the six months ended June 30, 2011 from $133.2 million during the same period in 2010, an increase of $65.6 million. The increase in revenues within our soy processing segment is primarily due to an increase in the average sales price of soybean meal and oil and a 21% increase in the sales volume of soybean oil.  The average sales price of our soybean meal and oil increased approximately 20% and 58%, respectively, in the first six months of 2011, compared to the same period in 2010.  These increases are primarily attributable to a weak U.S. dollar, which caused substantial price increases in nearly all commodities including soybean meal and oil.  The increase in sales prices also occurred because of an improvement in oil basis levels, largely resulting from a rebound in the biodiesel market. The increase in the sales volume of soybean oil is primarily due to stronger demand for oil from the biodiesel market.

The revenues from our polyurethane segment decreased to $1.0 million during the six-month period ended June 30, 2011 from $1.1 million during the same period in 2010.  The decrease in revenues within our polyurethane segment is largely due to a reduction in sales as we began to make plans to exit this segment.

Gross Profit/Loss – During the first six months of 2011, we generated a consolidated gross loss of $1.7 million, compared to a gross profit of $0.2 million during the same period in 2010.

In the six months ended June 30, 2011, we generated a gross loss from our soy processing segment of $1.4 million, compared to a gross profit of $0.5 million in the same period in 2010.  The $1.7 million decline in gross profit (loss) is primarily attributed to an excess supply of oil and meal throughout the world which adversely pressured crush margins in 2011.  In 2010, soybean crush companies in the U.S. exported approximately 28% of their meal production.  But in the six months of 2011, exports decreased to more historical levels, thus placing more pressure on crushing volumes and margins.

We generated a gross loss from our polyurethane segment of $0.3 million during each of the first six-month periods of 2011 and 2010.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $476,000, or 21%, for the six-month period ended June 30, 2011, compared to the same period in 2010.

Operating expenses within the soy processing segment remained relatively constant at approximately $1.3 million for  each of the six-month periods ended June 30, 2011 and 2010.

Operating expenses within the polyurethane segment decreased to $0.5 million in the six-month period ended June 30, 2011, compared to $1.0 million in the same period in 2010.  This decrease is primarily due to decreases in personnel costs.

Interest Expense – Interest expense increased to $0.8 million during the six months ended June 30, 2011, compared to $0.6 million in the same period in 2010.  This increase is due to increased debt levels resulting from an increase in inventory quantity and our refinery expansion project.  The average debt level during the six-month period ended June 30, 2011 is approximately $37.4 million, compared to an average debt level of $27.9 million for the same period in 2010.

Other Non-Operating Income – Other non-operating income increased by approximately $0.1 million, or 2.8%, for the six-month period ended June 30, 2011, compared to the same period in 2010.

Other non-operating income within the soy processing segment was approximately $1.4 million during the six-month period ended June 30, 2011, compared to $1.3 million during the same period in 2010.  This increase is largely due to an increase in patronage allocations received from CoBank in 2011, compared to 2010.

Other non-operating income within the polyurethane segment remained relatively constant at $0.1 million for each of the six-month periods ended June 30, 2011 and 2010.

Net Income/Loss – We generated a consolidated net loss of $2.9 million during the six-month period ended June 30, 2011, compared to a consolidated net loss of $1.3 million during the same period in 2010.

We generated a net loss of $2.1 million in our soy processing segment during the first six months of 2011, compared to a net loss of $0.0 million in the same period in 2010.  The $2.1 million decrease in net profit (loss) is primarily attributable to a decrease in gross profit associated with excess supply of soybean meal and oil which minimized crush margins.

We generated a net loss of $0.8 million in our polyurethane segment during the six-month period ended June 30, 2011, compared to $1.3 million during the same period in 2010.  The $0.5 million decrease in net loss within the segment is mainly to a decrease in operating expenses resulting from a decrease in personnel costs.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2011, we had working capital, defined as current assets less current liabilities, of approximately $5.8 million, compared to working capital of $7.9 million on June 30, 2010.  Working capital decreased between periods primarily due to net loss.  Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

A summary of our cash flow from operating, investing and financing activities for each of the six-month periods ended June 30, 2011 and 2010:

	2011	2010

Net cash from operating activities	$5,103,852	$8,527,197
Net cash (used for) investing activities	(2,072,574)	(1,657,594)
Net cash (used for) financing activities	(3,049,792)	(6,907,609)

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions.  The $3.4 million decrease in cash flows from operating activities is primarily attributed to a $1.6 million decrease in net profit (loss) during the six months ended June 30, 2011, compared to the same period in 2010.  In addition to the decrease in net income, we had an $11.3 million decrease in accrued commodity purchases during the six months ended June 30, 2011, compared to only $7.5 million during the same period in 2010.

Cash Flows Used For Investing Activities

The $0.4 million increase in cash flows used for investing activities is principally due to an increase in the purchase of property and equipment in 2011. Property and equipment purchases were $2.1 million in the six months ended June 30, 2011, compared to $1.6 million during the same period in 2010.  These purchases were primarily attributable to the construction of a deodorizer to our refinery which will allow us to produce food-grade soybean oil.

Cash Flows Used For Financing Activities

The $3.9 million decrease in cash flows used for financing activities is principally due to an increase in long-term borrowings used for financing the construction of the deodorizer in our oil refinery during the six months ended June 30, 2011, compared to the same period in 2010.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations.  The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $16.8 million, and then pay down the principal whenever excess cash is available.  Repaid amounts may be borrowed up to the available credit line. The available credit line is scheduled to be reduced by $1.3 million every six months starting September 20, 2011 until maturity on September 20, 2017. The final payment at maturity will be equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed.  The principal balance outstanding on the revolving term loan is $15.9 million and $9.9 million as of June 30, 2011 and 2010, respectively.  Under this loan, we have an additional $0.9 million in available funds to borrow as of June 30, 2011.

The second credit line is a revolving working capital (seasonal) loan that matures on June 1, 2012.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $40 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.  The principal balance on the working capital loan is approximately $19.6 million and $7.9 million as of June 30, 2011 and 2010, respectively. Under this loan, we have an additional $20.4 million in available funds to borrow as of June 30, 2011.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.44% and 3.95% as of June 30, 2011 and 2010, respectively.  As of June 30, 2011 and 2010, the interest rate on the working capital loan is 4.19% and 3.70%, respectively.  Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  We were in compliance with all covenants and conditions with CoBank as of June 30, 2011.

We also have another note payable totaling $250,000, with an annual interest rate of 5.0%. The principal balance on this note is approximately $103,000 and $250,000 as of June 30, 2011 and 2010, respectively.  We made principal payments totaling $135,000 and $0 on this obligation during the six-month periods ended June 30, 2011 and 2010, respectively.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, and Flagship Rail Service, LLC for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $1.1 million and $1.0 million for the six-month periods ended June 30, 2011 and 2010, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $0.7 million for each of the six months ended June 30, 2011 and 2010.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $128,000 and $101,000 for the six-month periods ended June 30, 2011 and 2010, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.Risk Factors.

During the quarter ended June 30, 2011, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2010 Annual Report on Form 10-K.

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

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: August 15, 2011
	By:	/s/ Thomas Kersting
Thomas J. Kersting
Chief Executive Officer (Principal Executive Officer)

Dated: August 15, 2011	By:	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
TO
FORM 10-Q
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

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