Form 10-Q
period 2011-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2011-11-21
CIK 1163609

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 14, 2011, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011 AND 2010

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Index to Financial Statements

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	4

FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	5
Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended
September 30, 2011 and 2010 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30,
2011 and 2010 (unaudited)	8
Notes to Condensed Consolidated Financial Statements	9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of September 30, 2011 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2011 and 2010 and the related condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

Eide Bailly LLP

November 21, 2011
Greenwood Village, Colorado

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$132,475	$91,600
Trade accounts receivable, less allowance for uncollectible accounts of $63,000 and $35,000 at September 30, 2011 and December 31, 2010, respectively	22,670,077	21,613,858
Inventories	21,245,601	42,616,963
Trading securities	77,599	-
Margin deposits	3,403,831	2,331,414
Prepaid expenses	245,807	514,879
Total current assets	47,775,390	67,168,714

PROPERTY AND EQUIPMENT	63,229,128	60,858,944
Less accumulated depreciation	(36,048,689)	(34,396,272)
Total property and equipment, net	27,180,439	26,462,672

OTHER ASSETS
Investments in cooperatives	7,870,663	7,922,574
Notes receivable - members	148,898	148,898
Patents and other intangible assets, net	833,039	844,058
Total other assets	8,852,600	8,915,530

Total assets	$83,808,429	$102,546,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)

	September 30,
	2011	December 31,
	(Unaudited)	2010
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
Excess of outstanding checks over bank balance	$8,786,994	$1,734,940
Current maturities of long-term debt	611,200	233,421
Note payable - seasonal loan	9,790,099	24,790,669
Accounts payable	585,201	1,126,303
Accrued commodity purchases	20,173,752	27,854,623
Accrued expenses	1,778,081	1,841,052
Accrued interest	104,959	155,700
Total current liabilities	41,830,286	57,736,708

LONG-TERM LIABILITIES
Long-term debt, less current maturities	14,200,000	13,883,383
Deferred compensation	61,294	57,166
Total long-term liabilities	14,261,294	13,940,549

COMMITMENTS AND CONTINGENCIES

MEMBERS' EQUITY
Class A Units, no par value, 30,419,000 units issued and outstanding, net of subscriptions receivable of $2,259 at September 30, 2011 and December 31, 2010	27,716,849	30,869,659

Total liabilities and members' equity	$83,808,429	$102,546,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

	Three Months Ended September 30:		Nine Months Ended September 30:
	2011	2010	2011	2010

NET REVENUES	$95,915,853	$70,434,421	$295,729,416	$204,697,649

COST OF REVENUES
Cost of product sold	86,873,334	62,326,100	272,264,658	180,258,929
Production	3,795,406	3,537,968	11,560,248	11,167,739
Freight and rail	4,898,718	4,017,311	13,063,275	12,272,295
Brokerage fees	175,232	116,044	388,002	345,055
Total cost of revenues	95,742,690	69,997,423	297,276,183	204,044,018

GROSS PROFIT (LOSS)	173,163	436,998	(1,546,767)	653,631

OPERATING EXPENSES
Administration	605,185	1,084,055	2,433,004	3,387,627

OPERATING LOSS	(432,022)	(647,057)	(3,979,771)	(2,733,996)

OTHER INCOME (EXPENSE)
Interest expense	(465,263)	(326,568)	(1,282,760)	(942,295)
Other non-operating income	655,496	678,059	1,817,814	1,881,587
Patronage dividend income	-	-	292,207	211,282
Total other income (expense)	190,233	351,491	827,261	1,150,574

LOSS BEFORE INCOME TAXES	(241,789)	(295,566)	(3,152,510)	(1,583,422)

INCOME TAX EXPENSE	-	-	(300)	(100)

NET LOSS	$(241,789)	$(295,566)	$(3,152,810)	$(1,583,522)

BASIC AND DILUTED LOSS PER CAPITAL UNIT	$(0.01)	$(0.01)	$(0.10)	$(0.05)

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING FOR CALCULATION OF BASIC AND DILUTED LOSS PER CAPITAL UNIT	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

	2011	2010
OPERATING ACTIVITIES
Net loss	$(3,152,810)	$(1,583,522)
Charges and credits to net loss not affecting cash:
Depreciation and amortization	1,778,194	1,628,424
Loss on sales of property and equipment	11,321	17,557
Non-cash patronage dividends	(102,272)	(73,949)
Change in current assets and liabilities	11,180,241	12,738,878
NET CASH FROM OPERATING ACTIVITIES	9,714,674	12,727,388

INVESTING ACTIVITIES
Retirement of patronage dividends	76,585	-
Patent costs	(48,290)	(111,630)
Purchase of property and equipment	(2,447,974)	(3,237,627)
NET CASH USED FOR INVESTING ACTIVITIES	(2,419,679)	(3,349,257)

FINANCING ACTIVITIES
Change in excess of outstanding checks over bank balances	7,052,054	(2,674,980)
Net proceeds (payments) from seasonal borrowings	(15,000,570)	(7,415,410)
Payments for debt issue costs	-	(13,200)
Proceeds from long-term debt	2,232,000	1,958,200
Principal payments on long-term debt	(1,537,604)	(1,300,000)
NET CASH USED FOR FINANCING ACTIVITIES	(7,254,120)	(9,445,390)

NET CHANGE IN CASH AND CASH EQUIVALENTS	40,875	(67,259)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	91,600	69,791

CASH AND CASH EQUIVALENTS, END OF YEAR	$132,475	$2,532

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:	2011	2010

Interest	$1,333,501	$931,173

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	PRINCIPAL ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

The financial statements as of and for the periods ended September 30, 2011 and 2010 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2010 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation.  These reclassifications had no effect on previously reported results of operations or members’ equity.

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of September 30, 2011 and December 31, 2010:

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
Description	Period	Expenses	Deductions	Period

Allowance for doubtful accounts deducted from assets for the period ended:
December 31, 2010:	$91,629	$121,894	$(178,534)	$34,989

September 30, 2011:	$34,989	$68,000	$(39,818)	$63,171

NOTE 3 -	INVENTORIES

Inventories consist of the following at September 30, 2011 and December 31, 2010:

	2011	2010

Finished goods	$18,934,234	$12,698,000
Raw materials	2,200,830	29,809,256
Supplies & miscellaneous	110,537	109,707

Totals	$21,245,601	$42,616,963

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value.  In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts.  Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 -	PROPERTY AND EQUIPMENT

	2011
		Accumulated		2010
	Cost	Depreciation	Net	Net

Land	$443,816	$-	$443,816	$443,816
Land improvements	296,189	(59,025)	237,164	251,045
Buildings and improvements	16,559,332	(5,740,343)	10,818,989	9,139,147
Machinery and equipment	43,872,650	(29,353,617)	14,519,033	11,379,600
Company vehicles	145,975	(124,021)	21,954	41,087
Furniture and fixtures	1,161,038	(771,683)	389,355	330,792
Construction in progress	750,128	-	750,128	4,877,185

Totals	$63,229,128	$(36,048,689)	$27,180,439	$26,462,672

Depreciation of property and equipment amounts to $1,718,886 and $1,574,697 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 5 -	NOTES PAYABLE – SEASONAL LOAN

The Company has entered into a revolving credit agreement with CoBank, which expires June 1, 2012. The Company may borrow up to $40 million under this agreement to finance inventory and accounts receivable. Interest accrues at a variable rate (4.24% at September 30, 2011).  Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases.  There were advances outstanding of $9,790,099 and $24,790,669 at September 30, 2011 and December 31, 2010, respectively.  The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $30,210,000 as of September 30, 2011.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 -	LONG-TERM DEBT

	2011	2010

Revolving term loan from CoBank, interest at variable rates (4.49% and 4.37% at September 30, 2011 and December 31, 2010, respectively), secured by substantially all property and equipment.
Loan matures March 20, 2018.	$14,811,200	$13,879,200

Note payable to Richard Kipphart, issued February 13, 2002, interest rate of 5%, monthly installments of $20,000. Note paid off in September 2011.	-	237,604
	14,811,200	14,116,804
Less current maturities	(611,200)	(233,421)

Totals	$14,200,000	$13,883,383

The Company entered into an agreement as of May 16, 2011 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 5.  Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $16,800,000 on the revolving term loan. Prior to the amendment on the Company's revolving term loan that became effective on November 10, 2011 (described below), the available commitment was scheduled to decrease in scheduled periodic increments of $1,300,000 every six months starting September 20, 2011 until maturity on September 20, 2017.  The principal balance outstanding on the revolving term loan was $14,811,200 and $13,879,200 as of September 30, 2011 and December 31, 2010, respectively.  There was $688,800 of remaining commitments available to borrow on the revolving term loan as of September 30, 2011.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  The Company is in violation of one of its loan covenants with CoBank as of September 30, 2011.  The loan covenant requires the Company to maintain a minimum working capital of $8.0 million at fiscal year-end (December 31st) and $6.5 million at the end of each other period for which financials are to be furnished.  On May 12, 2011 CoBank granted a waiver of this covenant violation through September 30, 2011 provided that working capital did not go below $4.75 million.

On November 10, 2011, the Company entered into an amendment of our loan agreements with CoBank.  Under the amendments, the interest rate on both loans increased by 0.35%, and the next $1.3 million debt payment, which was originally due on March 20, 2012, was deferred until March 20, 2018.  In addition, CoBank granted the Company a waiver of the working capital violation as of September 30, 2011 and October 31, 2011, as well as the anticipated non-compliance as of December 31, 2011, provided that working capital does not fall below $7.5 million at December 31, 2011.  The Company has reflected this amendment within the balance sheet as of September 30, 2011 and, as a result, the working capital calculated per the agreement with CoBank was $5.95 million as of September 30, 2011.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The minimum principal payments on long-term debt obligations are expected to be as follows:

For the twelve-month periods ending September 30:
2012	$611,200
2013	2,600,000
2014	2,600,000
2015	2,600,000
2016	2,600,000
Thereafter	3,800,000

Total	$14,811,200

NOTE 7 -	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices.  The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts.  Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments.  These contracts are recorded on the Company’s consolidated balance sheets at fair value as discussed in Note 8, Fair Value of Financial Instruments.

As of September 30, 2011 and December 31, 2010, the value of the Company’s open futures, options and forward contracts was approximately $1,128,898 and $(803,242), respectively.

		Amounts As of September 30, 2011
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$14,069,417	$12,940,519

		Amounts As of December 31, 2010
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$4,489,163	$5,292,405

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three-month and nine-month periods ended September 30, 2011 and 2010, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on		Net Gain (Loss) Recognized on
	Derivative Activities for the Three-		Derivative Activities for the Nine-
	Month Periods Ending September 30:		Month Periods Ending September 30:
	2011	2010	2011	2010
Derivatives not designated as hedging instruments:
Commodity contracts	$(817,036)	$(751,337)	$(1,006,848)	$2,745,610

The Company recorded gains (losses) of $(1,006,848) and $2,745,610 in cost of goods sold related to its commodity derivative instruments for the nine-month periods ended September 30, 2011 and 2010, respectively.

NOTE 8 -	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2011 and December 31, 2010:

	Fair Value as of September 30, 2011
	Level 1	Level 2	Level 3	Total

Financial assets:
Inventory	$1,128,898	$17,581,085	$-	$18,709,983
Trading securities	$77,599	$-	$-	$77,599
Margin deposits	$3,403,831	$-	$-	$3,403,831

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(803,242)	$41,093,728	$-	$40,290,486
Margin deposits	$2,331,414	$-	$-	$2,331,414

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

The Company organizes its business units into two reportable segments: soybean processing and polyurethane.  Separate management of each segment is required because each segment is subject to different marketing, production, and technology strategies.  The soybean processing segment purchases soybeans and processes them in primarily three products: soybean meal, oil and hulls.  The polyurethane segment manufactures a soy-based polyol, which is called Soyol®, and its resin system and sells them to the polyurethane industry.  The segments’ accounting policies are the same as those described in the summary of significant accounting policies.  Market prices are used to report intersegment sales.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the three-month and nine-month periods ended September 30, 2011 and 2010 are as follows:

	Soybean
	Processing	Polyurethane	Total
For the Three Months Ended September 30, 2011:
Sales to external customers	$95,520,510	$395,343	$95,915,853
Intersegment sales	79,671	-	79,671
Depreciation and amortization	577,116	55,718	632,834
Interest expense	371,990	93,273	465,263
Segment income (loss)	124,995	(366,784)	(241,789)
Segment assets	80,323,119	3,485,310	83,808,429
Expenditures for segment assets	344,008	-	344,008

For the Three Months Ended September 30, 2010:
Sales to external customers	$69,808,639	$625,782	$70,434,421
Intersegment sales	120,609	-	120,609
Depreciation and amortization	483,221	53,882	537,103
Interest expense	236,662	89,906	326,568
Segment income (loss)	352,995	(648,561)	(295,566)
Segment assets	98,156,719	4,390,197	102,546,916
Expenditures for segment assets	1,660,687	-	1,660,687

	Soybean
	Processing	Polyurethane	Total
For the Nine Months Ended September 30, 2011:
Sales to external customers	$294,366,890	$1,362,526	$295,729,416
Intersegment sales	288,732	-	288,732
Depreciation and amortization	1,610,567	167,627	1,778,194
Interest expense	1,003,981	278,779	1,282,760
Segment loss	(1,980,373)	(1,172,437)	(3,152,810)
Expenditures for segment assets	2,447,974	-	2,447,974

For the Nine Months Ended September 30, 2010:
Sales to external customers	$202,958,838	$1,738,811	$204,697,649
Intersegment sales	352,610	-	352,610
Depreciation and amortization	1,480,689	147,735	1,628,424
Interest expense	706,958	235,337	942,295
Segment income (loss)	336,237	(1,919,759)	(1,583,522)
Expenditures for segment assets	3,125,318	112,309	3,237,627

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

Except for the event listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

As discussed in Note 6, the Company entered into an amendment of our loan agreements with CoBank on November 10, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and nine-month periods ended September 30, 2011, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2010.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties.  Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2010.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 27 million bushels of soybeans annually to produce approximately 600,000 tons of high protein soybean meal and 300 million pounds of crude soybean oil. Our production represents approximately 1.3% of the total soybean processing capacity in the U.S. In addition to our processing plant, we operate a soybean oil refinery in Volga where we refine the crude soybean oil for customers in the food, chemical and industrial sectors. In the second quarter of 2011, we completed construction of a deodorizer to our refinery, which allows us to produce and sell food-grade soybean oil and opens a new customer base for our products.  Also, under certain market conditions we may issue warehouse receipts for crude soybean oil according to the terms and conditions of a Chicago Mercantile Exchange Group (CME) soybean oil contract.

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

In addition to soybean processing, we have operated in the polyurethane industry through our wholly-owned subsidiary, Urethane Soy Systems Company (USSC).  USSC has been engaged in the business of researching, marketing and developing soy-based polyol and soy-based polyurethane systems. Finished products include a spray-on insulation product called SoyTherm®, an elastomeric coating material for several different applications (such as bedliners) called BioTuff™, and several others sold to original equipment manufacturers (OEM).

In the nine months ended September 30, 2011, we recorded a consolidated net loss of nearly $3.2 million.  This loss consists of a $2.0 million loss from our soy processing segment and $1.2 million loss from our polyurethane segment.

Within our soy processing segment, we feel the pull of two opposing forces in the market – a decrease in demand for soybean meal and a strong demand for soybean oil.  On the meal side, high corn prices continue to adversely impact the demand for soybean meal.  Canola meal and distiller grains, which are selling at a significantly discounted price than normal, are experiencing an increase in demand from feeders consequently causing a decrease in demand for soybean meal.  In response, we have had to decrease production in our crush capacity in order to match the decrease in demand for meal.

Fortunately, with our refinery and deodorizer, we have been able to offset in part the impact from the meal side by taking advantage of an increasing demand for soybean oil, primarily from the biodiesel sector.  With stronger margins in the industry, more biodiesel plants, which were forced to shut down the last few years, are coming back online and purchasing more soybean oil.  This new demand is helping to alleviate some of the losses experienced earlier this year.

Where the markets head for the remaining portion of 2011 and 2012 is still a question mark.  The Renewable Fuel Standard (RFS) is still in play, requiring a percentage of renewable fuel be blended into transportation fuels.  It is uncertain, however, whether the blender’s credit will be extended after this year.  If the blender’s credit is not renewed, soybean oil prices are likely to drop and decrease our margins until the market adjusts to the situation.  As of today, however, the oil market looks positive with the USDA forecasting increased oil demand into next year.

In addition to the increased demand for our refined soybean oil from companies in the biodiesel sector, we are continuing to see new business from around the country as food companies seek alternative suppliers for refined oil.  In addition, the demand for lecithin and distillate, co-products of our oil refining process, remain at record levels.  The price of soybean hulls also has increased as livestock producers in the drought-ravaged Southwest look for additional sources of fiber for their animals.

Within our polyurethane segment, we sustained a net loss of nearly $1.2 million during the nine-month period ended September 30, 2011 because of declining sales.  Due to a history of losses within this segment, we plan to exit this segment before the end of this year. We are researching every available option regarding our 100% ownership interest in USSC and its assets.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2011 and 2010

	Quarter Ended September 30, 2011		Quarter Ended September 30, 2010
	$	% of Revenue	$	% of Revenue

Revenue	$95,915,853	100.0	$70,434,421	100.0
Cost of revenues	(95,742,690)	(99.8)	(69,997,423)	(99.4)
Operating expenses	(605,185)	(0.7)	(1,084,055)	(1.5)
Other income (expense)	190,233	0.2	351,491	0.5
Income tax expense	—	0.0	—	—

Net (loss)	$(241,789)	(0.3)	$(295,566)	(0.4)

Revenue – Consolidated revenue increased $25.5 million, or 36.2%, for the third quarter of 2011, compared to the same period in 2010.

Revenues from our soy processing segment increased to $95.5 million in the third quarter of 2011 from $69.8 million during the same period in 2010, an increase of $25.7 million. The increase in revenues within our soy processing segment is primarily due to an increase in the average sales price of soybean meal and oil.  Despite a reduction in demand for soybean meal, the average sales price of our soybean meal and oil increased approximately 12% and 61%, respectively, in the third quarter of 2011, compared to the same period in 2010.  These increases are primarily attributable to a weak U.S. dollar, which caused substantial price increases in nearly all commodities including soybean meal and oil.  The increase in sales prices also occurred because of an improvement in oil basis levels, largely resulting from a rebound in the biodiesel market.

The revenues from our polyurethane segment decreased to $0.4 million during the third quarter of 2011 from $0.6 million during the same period in 2010.  The decrease in revenues within this segment is largely due to an intentional reduction in sales as we continued to make plans to exit this segment.

Gross Profit/Loss – For the third quarter of 2011, we generated a consolidated gross profit of $0.2 million, compared to $0.4 million for the third quarter of 2010.

In the third quarter of 2011, we generated a gross profit from our soy processing segment of $0.4 million, compared to $0.7 million in the same period in 2010.  The $0.3 million decrease in gross profit is primarily attributed to lower customer demand for soybean meal. Canola meal and distiller grains, which are selling at a far discounted price than normal, are experiencing an increase in demand from feeders and consequently causing a decrease in demand for soybean meal.

We generated a gross loss from our polyurethane segment of $0.2 million during the third quarters of 2011 and 2010.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $479,000, or 44.2%, for the third quarter of 2011, compared to the same period in 2010.

In the third quarter of 2011, operating expenses within the soy processing segment decreased to $497,000, compared to $633,000 during the same period in 2010.  The $136,000 decrease is largely due to a reduction in personnel costs.

Operating expenses within the polyurethane segment decreased to $108,000 in the three-month period ended September 30, 2011, compared to $451,000 in the same period in 2010.  This decrease in operating expenses is a result of our plans to exit this segment.

Interest Expense – Interest expense increased to $465,000 during the third quarter of 2011, compared to $327,000 in the same period in 2010.   This increase is due to increased debt levels resulting from an increase in inventory quantity and our refinery expansion project.  The average debt level during the three-month period ended September 30, 2011 is approximately $33.9 million, compared to an average debt level of $21.1 million for the same period in 2010.

Other Non-Operating Income – Consolidated other non-operating income remained relatively constant at approximately $0.7 million for both three-month periods ended September 30, 2011 and 2010.

Other non-operating income within the soy processing segment remained relatively constant at approximately $0.7 million for both three-month periods ended September 30, 2011 and 2010.

Other non-operating income within the polyurethane segment decreased approximately $0.1 million as a result of decreases in grant income related to research and development in the third quarter of 2011, compared to the same period in 2010.  As a result of our plans to exit the polyurethane segment, we elected not to pursue additional research and development which reduced grant income.

Net Income/Loss – We generated a consolidated net loss of $0.2 million during the three month period ended September 30, 2011, compared to a consolidated net loss of $0.3 million during the same period in 2010.

Net income within the soy processing segment decreased to $0.1 million during the third quarter of 2011, compared to $0.4 million in the same period in 2010.  The $0.3 million decrease in net income is primarily attributable to a decrease in gross profit associated with a decrease in customer demand for soybean meal which minimized our crush margins.

The net loss within the polyurethane segment decreased to $0.4 million during the quarter ended September 30, 2011, compared to $0.7 million during the same period in 2010.  The $0.3 million decrease in net loss is mainly due to a decrease in operating expenses resulting from a decrease in personnel costs.

Comparison of the nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	$	% of Revenue	$	% of Revenue

Revenue	$295,729,416	100.0	$204,697,649	100.0
Cost of revenues	(297,276,183)	(100.6)	(204,044,018)	(99.7)
Operating expenses	(2,433,004)	(0.8)	(3,387,627)	(1.7)
Other income (expense)	827,261	0.3	1,150,574	0.6
Income tax expense	(300)	0.0	(100)	(0.0)

Net income (loss)	$(3,152,810)	(1.1)	$(1,583,522)	(0.8)

Revenue – Consolidated revenue increased $91.0 million, or 44.5%, for the first nine months of 2011, compared to the same period in 2010.

Revenues from our soy processing segment, after elimination of all intersegment revenues, increased to $294.4 million in the nine months ended September 30, 2011 from $203.0 million during the same period in 2010, an increase of $91.4 million. The increase in revenues within our soy processing segment is primarily due to an increase in the average sales price of soybean meal and oil and a 16% increase in the sales volume of soybean oil.  Despite a reduction in customer demand for soybean meal, the average sales price of our soybean meal and oil increased approximately 17% and 58%, respectively, in the first nine months of 2011, compared to the same period in 2010.  These increases are primarily attributable to a weak U.S. dollar, which caused substantial price increases in nearly all commodities including soybean meal and oil.  The increase in sales prices also occurred because of an improvement in oil basis levels, largely resulting from a rebound in the biodiesel market. The increase in the sales volume of soybean oil is primarily due to stronger demand for oil from the biodiesel market.

The revenues from our polyurethane segment decreased to $1.4 million during the nine-month period ended September 30, 2011 from $1.7 million during the same period in 2010.  The decrease in revenues within our polyurethane segment is largely due to a reduction in sales as we continue to execute plans to exit this segment.

Gross Profit/Loss – During the first nine months of 2011, we generated a consolidated gross loss of $1.5 million, compared to a gross profit of $0.7 million during the same period in 2010.

In the nine-month period ended September 30, 2011, we generated a gross loss from our soy processing segment of $1.0 million, compared to a gross profit of $1.1 million in the same period in 2010.  The $2.1 million decline in gross profit (loss) is primarily attributed to an excess supply of oil and meal throughout the world which decreased customer demand for soybean meal and adversely pressured crush margins in 2011.  In 2010, soybean crush companies in the U.S. exported approximately 28% of their meal production.  But in 2011 exports decreased to more historical levels, thus placing more pressure on crushing volumes and margins.

We generated a gross loss from our polyurethane segment of $0.5 million during each of the first nine-month periods of 2011 and 2010.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $955,000, or 28%, for the nine-month period ended September 30, 2011, compared to the same period in 2010.

Operating expenses within the soy processing segment decreased to $1.8 million during the nine-month period ended September 30, 2011, compared to $2.0 million in the same period in 2010.  This decrease in operating expenses is largely due to a reduction in personnel costs.

Operating expenses within the polyurethane segment decreased to $0.6 million in the nine-month period ended September 30, 2011, compared to $1.4 million in the same period in 2010.  This decrease in operating expenses is primarily a reflection of our plans to exit this segment.

Interest Expense – Consolidated interest expense increased to $1.3 million during the nine months ended September 30, 2011, compared to $0.9 million in the same period in 2010.  This increase is due to increased debt levels resulting from an increase in inventory quantity and our refinery expansion project.  The average debt level during the nine-month period ended September 30, 2011 is approximately $36.2 million, compared to an average debt level of $25.6 million for the same period in 2010.

Other Non-Operating Income – Consolidated other non-operating income remained relatively constant at $2.1 million during each of the nine-month periods ended September 30, 2011 and 2010.

Other non-operating income within the soy processing segment was approximately $1.8 million during the nine-month period ended September 30, 2011, compared to $1.7 million during the same period in 2010.  This increase is largely due to an increase in patronage allocations received from CoBank in 2011, compared to 2010.

Other non-operating income within the polyurethane segment decreased to $22,000 in the first nine months of 2011, compared to $216,000 during the same period in 2010.  The $194,000 decrease was largely a result of decreases in grant income related to research and development.  As a result of our plans to exit the polyurethane segment, we elected not to pursue additional research and development which reduced our grant income.

Net Income/Loss – We generated a consolidated net loss of $3.2 million during the nine-month period ended September 30, 2011, compared to $1.6 million during the same period in 2010.

We generated a net loss of $2.0 million in our soy processing segment during the first nine months of 2011, compared to a net profit of $0.3 million in the same period in 2010.  The $2.3 million decrease in net profit (loss) is primarily attributable to a decrease in gross profit associated with a decrease in customer demand for soybean meal which minimized crush margins.

We generated a net loss of $1.2 million in our polyurethane segment during the nine-month period ended September 30, 2011, compared to $1.9 million during the same period in 2010.  The $0.7 million decrease in net loss within the segment is mainly a result of our plans to exit this segment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2011, we had working capital, defined as current assets less current liabilities, of approximately $6.0 million, compared to working capital of $7.8 million on September 30, 2010.  Working capital decreased between periods primarily due to a net loss.  Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

A summary of our cash flow from operating, investing and financing activities for each of the nine-month periods ended September 30, 2011 and 2010:

	2011	2010

Net cash from operating activities	$9,714,674	$12,727,388
Net cash (used for) investing activities	(2,419,679)	(3,349,257)
Net cash (used for) financing activities	(7,254,120)	(9,445,390)

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions.  The $3.0 million decrease in cash flows from operating activities is primarily attributed to a $1.6 million decrease in net profit (loss) during the nine months ended September 30, 2011, compared to the same period in 2010.  In addition to the decrease in net profit (loss), we had a $21.4 million decrease in inventory during the first nine months of 2011, compared to only $12.4 million during the same period of 2010. These decreases are partially offset by a decrease in accrued commodity purchases. During the nine months ended September 30, 2011, accrued commodity purchases decreased $7.7 million, compared to an increase of $1.7 million during the same period in 2010.  The large fluctuations in inventory and accrued commodity purchases in 2011 were the result of the 2011 soybean crop harvest which primarily occurred in late-September compared to mid-October in 2010.

Cash Flows Used For Investing Activities

The $0.9 million decrease in cash flows used for investing activities is principally due to a decrease in the purchase of property and equipment in 2011. Property and equipment purchases were $2.4 million in the nine months ended September 30, 2011, compared to $3.2 million during the same period in 2010.  In 2010, we began construction of a deodorizer to our refinery which has allowed us to produce and sell food-grade soybean oil.  During the nine months ended September 30, 2011, we spent approximately $1.9 million on the deodorizer project, compared to $2.3 million during the same period in 2010.

Cash Flows Used For Financing Activities

The $2.2 million decrease in cash flows used for financing activities is principally due to a decrease in short-term borrowings as a result of a decrease in inventory during the nine-month period ended September 30, 2011.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations.  The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $16.8 million, and then pay down the principal whenever excess cash is available.  Repaid amounts may be borrowed up to the available credit line. Prior to the amendments of our revolving term loan agreement that became effective on November 10, 2011, the available credit line was scheduled to be reduced by $1.3 million every six months starting September 20, 2011 until maturity on September 20, 2017. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed.  The principal balance outstanding on the revolving term loan is $14.8 million and $11.3 million as of September 30, 2011 and 2010, respectively.  Under this loan, we have an additional $688,800 in available funds to borrow as of September 30, 2011.

The second credit line is a revolving working capital (seasonal) loan that matures on June 1, 2012.  The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $40 million.  Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line.  We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee.  The principal balance on the working capital loan is approximately $9.8 million and $6.8 million as of September 30, 2011 and 2010, respectively. Under this loan, we have an additional $30.2 million in available funds to borrow as of September 30, 2011.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.49% and 4.36% as of September 30, 2011 and 2010, respectively.  As of September 30, 2011 and 2010, the interest rate on the working capital loan is 4.24% and 4.11%, respectively.

Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios.  We were in violation of one of our loan covenants with CoBank as of September 30, 2011.  The loan covenant required us to maintain a minimum working capital of $8.0 million at fiscal year-end (December 31st) and $6.5 million at the end of each other period (monthly) for which financials are to be furnished.  On May 12, 2011, CoBank granted a waiver of this covenant violation through September 30, 2011 provided that working capital did not go below $4.75 million.

On November 10, 2011, we entered into an amendment of our loan agreement with CoBank.  Under the amendment, the interest rates on both loans with CoBank were increased by 0.35%, and the next $1.3 million semi-annual payment, which was due on March 20, 2012, was deferred until March 20, 2018.  In addition, CoBank granted us a waiver of our working capital violation as of September 30, 2011 and October 31, 2011, as well as our anticipated non-compliance as of December 31, 2011, provided that our working capital does not fall below $7.5 million as of December 31, 2011.  We have reflected this amendment in our balance sheet as of September 30, 2011 and, as a result, working capital as calculated under the agreement with CoBank was approximately $5.95 million as of September 30, 2011.

We also had another note payable totaling $250,000, with an annual interest rate of 5.0%. The principal balance on this note is $0 and $250,000 as of September 30, 2011 and 2010, respectively.  We made principal payments totaling $238,000 and $0 on this obligation during the nine-month periods ended September 30, 2011 and 2010, respectively.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, and Flagship Rail Services for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $1.6 million for each of the nine-month periods ended September 30, 2011 and 2010, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $1.1 million for each of the nine months ended September 30, 2011 and 2010.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $181,000 and $154,000 for the nine-month periods ended September 30, 2011 and 2010, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

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

Accounting for Derivative Instruments and Hedging Activities

We minimize the effects of changes in the price of agricultural commodities by using exchange-traded futures and options contracts to minimize our net positions in these inventories and contracts. We account for changes in market value on exchange-traded futures and option contracts, as well as our forward purchase and sales contracts, using quoted exchange prices for identical instruments. Changes in the market value of all these contracts are recognized in earnings as a component of cost of goods sold.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2011, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2010 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

None

Item 5.	Other Information

On November 10, 2011, we entered into amendments to our revolving working capital (seasonal) and revolving term loans with our lender, CoBank, ACB of Greenwood, Colorado.  See Part I, Item 2, “Indebtedness” above, the text of which is incorporated by reference.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC
Dated: November 21, 2011
	By	/s/ Thomas L. Kersting
Thomas L. Kersting
Chief Executive Officer (Principal Executive Officer)

Dated: November 21, 2011
	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
TO
FORM 10-Q
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Revolving Credit Supplement dated November 10, 2011
10.2	Revolving Term Loan Supplement dated November 10, 2011
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

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