Form 10-K
period 2011-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2012-03-30
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐    Yes       ☒    No

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2011 was approximately $16,152,950. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Information Statement for 2012 Annual Meeting of Members.

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

PART I

Item 1.        Business.

Overview

South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant and a soybean oil refinery in Volga, South Dakota. From 2003 to 2011, we operated a bio-based polyurethane facility until we closed its operations because of poor financial performance. We are owned by approximately 2,200 members. Our members principally reside in South Dakota and neighboring states, many of whom deliver and sell soybeans to our plant for processing.

Our core business consists of processing locally grown soybeans into soybean meal and soybean oil. Approximately 80% of a bushel of soybeans (60 pounds) is processed into soybean meal or hulls, and the remaining 20% is extracted as oil. We sell the soybean meal primarily to resellers, feed mills, and livestock producers as livestock feed. We market and sell multiple grades of soybean oil in either crude or refined format.  Crude and refined soybean oil are marketed and sold to the food, biodiesel and chemical industries.  Under certain market conditions, we may register and deliver warehouse receipts for crude oil according to the terms and conditions of a Chicago Mercantile Exchange (CME) soybean oil futures contract.

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

We began producing crude soybean oil, soybean meal and soybean hulls in late 1996. Since then we have made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we acquired ownership and management control of Urethane Soy Systems Company (USSC), a company that produced and sold various soybean oil-based polyurethane products. In December 2011, we closed USSC’s operations because of poor financial performance.   In May 2011, we completed the construction of a deodorizer at our facility, which gives us the capacity to deodorize our refined oil and sell directly to customers in the food industry.

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

 Soybean production is concentrated in the central U.S., Brazil, Argentina and China. In the 2011 harvest season, the U.S. produced approximately 3.056 billion bushels of soybeans or approximately 36% of estimated world production. The USDA estimates that approximately 52% of soybeans produced in the U.S. are processed domestically, 46% are exported as whole soybeans, and 2% are retained for seed and residual use. Historically, there has been an adequate supply of soybeans produced in South Dakota and upper Midwest for the soybean processing industry. In 2011, farm producers in South Dakota produced 150.5 million bushels of soybeans, ranking it seventh among the top producing states in the U.S. as represented in the following:

State	Production (bushels)
Iowa	466 million
Illinois	416 million
Minnesota	270 million
Nebraska	258 million
Indiana	238 million
Missouri	189 million
South Dakota	150 million

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

The soybean industry continues diligently to introduce soy-based products as bio-based substitutes for various petroleum-based products. Such products include biodiesel, soy ink, lubricants, candles and plastics. Biodiesel, a substitute for standard, petroleum-based diesel fuel, experienced steady growth in the U.S. until 2008. Between 2008 and 2010, the biodiesel market became stagnant as a result of overcapacity in the industry, price volatility in the petroleum oil market, and volatile input costs. In 2011, the biodiesel market began to grow again because of increased demand stemming from expansion of the Renewable Fuel Standard (RFS) program and resumption of the biodiesel blenders’ tax credit.

Products & Services

Soybean Processing

We process soybeans at our crushing plant to extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of a soybean bushel is processed and sold as soybean meal or hulls. The remaining percentage of the soybean is extracted as crude soybean oil. The crude soybean oil may be sold directly to customers or we may process the crude into refined oil for future sale.

Polyurethane

We previously produced a bio-based polyol called Soyol® which was used in industrial applications for the polyurethane industry. Soyol® was made from specially refined crude soybean oil which, upon reaction with other ingredients, formed polyurethane plastics. Soyol® was made as a renewable replacement for petrochemical based polyols. Polyurethanes are used in a variety of products such as insulation in buildings and appliances; seating; carpet backing and padding; shoe soles; roof coatings; mattresses and pillows; rigid panels; and bumpers and interiors in cars, tractors and trucks. We sold Soyol® to USSC which, in turn, marketed and sold to its customers Soyol® and polyurethane resin systems incorporating Soyol® . The resin systems included a spray-on insulation product called SoyTherm™, a spray-based coating product for various applications (such as bedliners) called BioTuff™, and several others. USSC’s operations were closed in December 2011because of a history of poor financial performance.

Raw Materials and Suppliers

We procure soybeans from local soybean producers and elevators. In 2011, soybean production in South Dakota was approximately 150 million bushels, compared to 157 million bushels in 2010, 175 million bushels in 2009, 138 million bushels in 2008 and 133.5 million bushels in 2007. Of this amount, we processed 24.4 million bushels in 2011, compared to 25.2 million bushels in 2010, 24.5 million bushels of soybeans in 2009, 26.5 million bushels in 2008 and 26.6 million bushels in 2007. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.

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

Employees

We currently employ approximately 80 individuals, all but eight of whom are full-time. We have no unions or other collective bargaining agreements.

Sales, Marketing and Customers

Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. Our meal market is local (typically within 200 miles of our Volga facility), Western U.S., and Canada. We have two significant meal customers, Commodity Specialists Company, with facilities in Shawnee Mission, Kansas, and Minneapolis, Minnesota, and Archer Daniels Midland Company (ADM), with a facility in Mankato, Minnesota, to which our product is delivered. Prior to the addition of our deodorizer in March 2011, we sold our oil primarily as crude soybean oil to various companies in the refining industry which typically processes the oil for human consumption. Following the installation of a new deodorizer in March 2011, we began selling refined oil directly to the food industry for human consumption and to the biodiesel industry. Our Soyol® and polyurethane resin systems incorporating Soyol® were primarily sold to companies within the housing and auto industries prior to our closing down of USSC’s operations in December 2011.

The table presented below represents the percentage of sales by quantity of product sold within various markets for 2011.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil	Poly- urethane

Local	39%	37%	39%	29%
Other U.S. States	42%	63%	61%	71%
Export	19%	--	--	--

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

We are the only soybean processing plant that currently operates in South Dakota. We believe that our processing facility represents approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. We plan to maintain our competitive position in the market by producing high quality products and operating a highly efficient operation at the lowest possible cost, and adding value to our products. In March 2011 we completed construction of a soybean oil deodorizer. The deodorization unit allows us to further refine the soybean oil into a fully-refined salad oil. This gives us a greatly expanded customer base to which to market the oil, increasing our competitive position in the processing industry.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to the Securities Exchange Act of 1934, as amended, are filed with the SEC. Such reports and other information filed by us with the SEC are available on the SEC website (www.sec.gov). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Our website is at www.sdsbp.com .

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

 We could be affected by higher than anticipated operating costs, including but not limited to increased prices for soybeans. In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the ongoing operation of our soybean processing and refining plant caused by a variety of factors, many of which are beyond our control. These cost increases could arise from an inadequate local supply of soybeans and resulting increased price that is not accompanied by an increase in the price for soybean oil and meal. Labor costs can also increase over time, particularly if there is any shortage of labor, or shortage of persons with the skills necessary to operate our facility. Adequacy and cost of electric and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail transportation may affect our profitability with respect to the transportation of soybean meal, oil and other products to our customers.

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

Our business is less diversified following the closing of USSC’s operations. After the closing of USSC’s operations in December 2011, we now produce and sell fewer products. Therefore, the success of our business rests solely on the soybean processing side of our operations. This lack of diversification may limit our ability to adapt to changing business conditions and could cause harm to our business.

We are dependent on our management and other key personnel, and loss of their services may adversely affect our business. Our success and business strategy is dependent in large part on our ability to attract and retain key management and operating personnel. This can present particular challenges for us because we operate in a specialized industry and because our business is located in a rural area. Such individuals are in high demand and are often subject to competing employment offers in the agricultural value-added industries. In particular, our success is dependent on our ability to retain the services of Mr. Kersting, our CEO and Mr. Hyde, our CFO. The loss of the services of Messrs. Hyde or Kersting or the failure of such individuals to perform their job functions in a satisfactory manner would have a material adverse effect on our business operations and prospects.

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

New environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of global climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. It is expected that some form of regulation will be forthcoming at the federal level in the U.S. with respect to emissions of GHGs, (including carbon dioxide, methane and nitrous oxides). Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect our operations and demand for our products. New legislation or regulator programs could require substantial expenditures for the installation and operation of equipment that we do not currently possess or substantial modifications to existing equipment.

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

We conduct our operations principally at our facility in Volga, South Dakota. We own the land, consisting of 106 acres, on which all of the infrastructure and physical properties rest. Our facilities consist of a soybean processing plant, a soybean oil refinery and deodorizer, a quality control laboratory, and administrative and operations buildings.

All of our tangible property, real and personal, serves as collateral for our debt instruments with our primary lender, CoBank, ACB, of Greenwood Village, Colorado, which is described below under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Indebtedness.”

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

As of March 1, 2012, the total number of capital units outstanding is 30,419,000, all of which is owned and held by 2,189 members.

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

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Traded
First Quarter 2010	$—	$—	$—
Second Quarter 2010	$0.55	$0.95	$0.72	14,000
Third Quarter 2010	$0.60	$0.75	$0.66	12,500
Fourth Quarter 2010	$—	$—	$—	—
First Quarter 2011	$0.70	$0.80	$0.75	13,500
Second Quarter 2011	$0.61	$0.61	$0.61	9,000
Third Quarter 2011	$0.55	$0.60	$0.59	20,000
Fourth Quarter 2011	$—	$—	$—	—

(1)	The qualified matching service prohibits firm bids; therefore, the prices reflect actual sale prices of the capital units.

There were no issuer purchases of equity securities during the fourth quarter ending December 31, 2011.

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

Distributions

In 2011 and 2010, we made no cash distributions to our members.  Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement. In addition, distributions are subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements for the years ended December 31, 2011, 2010 and 2009 included in Item 8 of this report were audited by Eide Bailly LLP.

	2011	2010	2009	2008	2007

Bushels Processed	24,370,299	25,227,040	24,482,087	26,470,827	26,649,061

Statement of Operations Data:
Revenues	$397,228,087	$285,189,823	$263,500,053	$361,779,902	$242,403,061
Costs & Expenses:
Cost of goods sold	(396,703,189)	(282,135,754)	(261,676,261)	(351,687,608)	(234,660,719)
Operating Expenses	(2,307,650)	(2,620,355)	(3,199,306)	(3,904,115)	(2,159,058)
Operating Profit (Loss)	(1,754,907)	433,714	(1,375,514)	6,188,179	5,583,284
Non-Operating Income	2,735,725	2,624,280	2,775,455	2,746,424	3,171,532
Interest Expense	(1,308,195)	(1,218,948)	(904,314)	(1,976,463)	(1,817,121)
Income Tax Expense	(300)	(100)	(300)	(300)	7,160
Income (loss) from continuing operations	(355,522)	1,838,946	495,327	6,957,840	6,944,855
Loss on discontinued operations	(3,592,800)	(2,333,579)	(7,238,843)	(3,471,803)	(2,784,279)
Net Income (Loss)	$(3,948,322)	$(494,633)	$(6,743,516)	$3,486,037	$4,160,576

Weighted Average Capital Units Outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net Income (Loss) per Capital Unit	$(0.130)	$(0.016)	$(0.222)	$0.115	$0.137

Balance Sheet Data:
Working Capital	$6,742,521	$9,432,006	$7,928,348	$10,364,338	$11,624,347
Net Property, Plant & Equipment	26,398,309	26,462,672	22,721,413	23,305,443	24,267,041
Total Assets	90,107,428	102,546,916	87,559,930	79,265,714	102,362,137
Long-Term Obligations	14,852,973	13,940,549	8,069,573	9,407,405	12,022,549
Members’ Equity	26,921,337	30,869,659	31,364,292	38,107,808	38,383,991

Other Data:
Capital Expenditures	$3,139,905	$5,860,583	$1,121,806	1,121,806	$1,002,652
Impairment Charges	$—	$—	$4,507,289	$—	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to soybean processing, we operated in the polyurethane industry through our wholly-owned subsidiary, Urethane Soy Systems Company (USSC), until its operations were closed in December 2011 because of poor financial performance. USSC was engaged in the business of researching, marketing and developing soy-based polyol and soy-based polyurethane systems. Finished products included a spray-on insulation product called SoyTherm®, an elastomeric coating material for several different applications (such as bedliners) called BioTuff™, and several others sold to original equipment manufacturers (OEM).

During the year ended December 31, 2011, we recorded a consolidated net loss of approximately $3.9 million. This loss consists of a $0.3 million loss from our soy processing segment and $3.6 million loss from our polyurethane segment. The loss from our polyurethane segment is primarily due to a $2.2 million impairment of the assets associated with this segment. Within our soy processing segment, the net loss is primarily attributable to a poor domestic demand for soybean meal. The poultry industry, which is the primary user of soybean meal in the U.S., is in the process of a reorganization as it struggles with tough margins. While the hog industry appears to be stable, it has been unable to offset the slowdown in demand from the poultry side.

There are traces of optimism, however. Soybean meal exports remain below last year’s levels but are showing signs of improvement. In addition, the recent break in soybean meal prices has made soybean meal regain a competitive advantage in certain rations, allowing it to recapture a share of the feed market from distillers grains.

In terms of the soybean processing industry as a whole, capacity utilization remains very low as a result of the poor domestic demand for soybean meal. Last month, USDA lowered its soybean crushing projection totals from 1.635 billion to 1.625 billion bushels. Further reductions are expected in future reports. Those numbers are telling, especially when you consider that just a few years ago processing was more than 1.8 billion bushels.

The news on soybean oil demand continues to be promising. While oil demand will likely be lower in the first quarter of 2012, due to seasonal shutdowns within the biodiesel industry, the expectation for the balance of the year is strong. USDA is forecasting 3.6 billion pounds of soybean oil moving into the biodiesel industry in 2012 compared to 2.55 billion in 2011.

Results of Operations

Comparison of Years Ended December 31, 2011 and 2010

	Year Ended December 31, 2011		Year Ended December 31, 2010
	$	% of Revenue	$	% of Revenue

Revenue	$397,228,087	100.0	$285,189,823	100.0
Cost of revenues	(396,703,189)	(99.9)	(282,135,754)	(98.9)
Operating expenses	(2,307,650)	(0.6)	(2,620,355)	(0.9)
Other income (expense)	1,427,530	0.4	1,405,322	0.5
Income tax expense	(300)	(0.0)	(100)	(0.0)
Income (loss) from continuing operations	(355,222)	0.2	1,839,046	0.6
Loss from discontinued operations	(3,592,800)	(0.9)	(2,333,579)	(0.8)

Net loss	$(3,948,322)	(1.0)	$(494,633)	(0.2)

Revenue – Revenue increased $112.0 million, or 39.3%, for the year ending December 31, 2011, compared to 2010. The increase in revenues is primarily due to an increase in the average sales price of soybean meal and oil and increased volume of soybean oil sales. Despite a reduction in demand for soybean meal, the average sales price of our soybean meal and oil increased approximately 9% and 51%, respectively, in 2011, compared to 2010. These increases are primarily attributable to a weak U.S. dollar, which caused substantial price increases in nearly all commodities including soybean meal and oil. The increase in sales prices and volume of soybean oil sales also occurred because of an improvement in oil basis levels, largely resulting from a rebound in the biodiesel market.

Gross Profit/Loss – We generated a gross profit of $0.5 million in 2011, compared to a gross profit of $3.1 million in 2010. The $2.6 million decrease in gross profit is primarily attributed to lower customer demand for soybean meal. Canola meal and distiller grains are continuing to sell at a far lower price than normal and are experiencing an increase in demand from feeders, which has consequently caused a decrease in the demand for soybean meal.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $313,000, or 11.9%, for the year ended December 31, 2011, compared to the same period in 2010. The decrease is largely due to a reduction in personnel costs and professional fees. The decrease in personnel costs is primarily due to the resignation of our former chief executive officer on March 28, 2011. Our new chief executive officer, Tom Kersting, who served previously as our commercial manager and has been employed with us since 1996, immediately assumed duties as chief executive officer, but has not entered into any new compensatory plan as a result of his additional responsibilities. The decrease in professional fees in 2011 is largely due to a decrease in legal fees stemming from the completion of a legal matter in the first quarter of 2010.

Interest Expense – Interest expense increased to $1.3 million during 2011, compared to $1.2 million in 2010. This increase is due to increased debt levels resulting from our refinery expansion project. The average debt level during the year ended December 31, 2011 is approximately $33.4 million, compared to an average debt level of $30.0 million for the same period in 2010.

Other Non-Operating Income – Other non-operating income increased to $2.7 million in 2011, compared to $2.6 million in 2010. The increase is primarily due to an increase in patronage allocations received from our interest in CoBank.

Loss from Discontinued Operations – In 2011, we decided to discontinue operations of our polyurethane segment, including our wholly-owned subsidiary USSC, and place USSC’s assets and business as available for sale. This decision was made primarily because of a history of significant operating losses. During the year ended December 31, 2011, we generated within this segment a loss of $3.6 million, compared to $2.3 million during the same period in 2010. The increase is primarily due to a $2.2 million impairment of the assets associated with the discontinuance of this segment, offset by a $1.3 million decrease in operating expenses resulting from the discontinuance of this segment.

Net Income/Loss – We generated a consolidated net loss of $3.9 million during 2011, compared to $0.5 million in 2010. The $3.4 million increase in net loss is primarily attributable to a reduction in customer demand for soybean meal, which minimized our crush margins, and a $2.2 million impairment on assets associated with the discontinuance of the polyurethane segment.

Comparison of Years Ended December 31, 2010 and 2009

	Year Ended December 31, 2010		Year Ended December 31, 2009
	$	% of Revenue	$	% of Revenue

Revenue	$285,189,823	100.0	$263,500,053	100.0
Cost of revenues	(282,135,754)	(98.9)	(261,676,261)	(98.9)
Operating expenses	(2,620,355)	(0.9)	(3,199,306)	(0.9)
Other income (expense)	1,405,322	0.5	1,871,141	0.5
Income tax expense	(100)	(0.0)	(300)	(0.0)
Income (loss) from continuing operations	1,839,046	0.6	495,627	0.6
Loss from discontinued operations	(2,333,579)	(0.8)	(7,238,843)	(0.8)

Net loss	$(494,633)	(0.2)	$(6,743,516)	(0.2)

Revenue – Revenues increased $21.7 million, or 8.2%, for the year ended December 31, 2010, compared to 2009.    The increase is primarily due to an increase in the sales volumes of soybean oil, along with an increase in the average sales price of soybean oil.  Because the volume of bushels processed increased 3.0% in the year ended December 31, 2010, compared to the same period in 2009, the amount of product available to sell also increased.  In addition, soybeans harvested locally in the fall of 2009 (crushed by our plant primarily during first 9 months of 2010) had higher oil content than the soybeans crushed during most of 2009, which increased the amount of soybean oil produced from a bushel of soybeans in 2010.  As for prices, the average sales price of our soybean oil increased approximately 18% in 2010, compared to 2009.  The principal cause for the price improvement is a record export in sales of soybeans to China and strong international demand for soybean products.

Gross Profit/Loss – For the year ended December 31, 2010, we generated a gross profit of $3.1 million compared to $1.8 million in 2009, an increase of $1.3 million.  The increase in gross profit is primarily attributed to an improved demand internationally for soybean products, resulting largely from a weak U.S. dollar.  Partially offsetting this increase is the adverse impact of higher moisture content in the soybeans delivered to our facility during the first nine months of 2010. Higher moisture content decreases the amount of soybean meal produced from a bushel of soybeans.

Operating Expense – Operating expenses, including all selling, general and administrative expenses, decreased $0.6 million, or 18%, for the year ended December 31, 2010, compared to 2009.   This decrease was primarily caused by reductions in professional fees and bad debt expense in 2010, compared to 2009. The decrease in professional fees in 2010 was largely due to a decrease in legal fees stemming from a matter in which a settlement was entered in 2009.

Interest Expense – Interest expense increased by $315,000, or 35%, from 2009 to 2010. This increase is due to increased debt levels resulting from an increase in inventory quantity in 2010.  The average debt level in 2010 was approximately $30.0 million, compared to an average debt level of approximately $21.5 million for the same period in 2009.  Additionally, the increase in interest expense is due to an increase in interest rates on our senior debt.  The interest rate on our revolving long-term debt was 4.37% and 3.49% as of December 31, 2010 and 2009, respectively.

Other Non-Operating Income – Other non-operating income remained relatively constant for the year ended December 31, 2010, compared to the year ended December 31, 2009.

Loss from Discontinued Operations – During the year ended December 31, 2010, we generated a loss of $2.3 million from discontinued operations of our polyurethane segment, compared to loss of $7.2 million during the same period in 2009. The decrease is primarily due to a $4.5 million impairment of our patents in the polyurethane segment in 2009 as well as a decrease in amortization expense on those patents in 2010 compared to 2009.

Net Income/Loss – Our net loss decreased to $0.5 million in 2010 from $6.7 million in 2009, an improvement of $6.2 million.  The improvement is primarily attributable to the $4.5 million patent impairment charge in 2009, an increase in gross profit, and decrease in administrative expenses.  Partially offsetting this improvement in net income is an increase in interest expenses during 2010, compared to 2009.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2011, we had working capital, defined as current assets less current liabilities, of approximately $6.7 million, compared to working capital of $11.3 million on December 31, 2010. Working capital decreased between periods primarily due to a net loss. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

Comparison of the years ended December 31, 2011 and 2010

	2011	2010

Net cash from (used for) operating activities	$24,431,048	$(4,959,696)
Net cash used for investing activities	(2,980,418)	(5,977,833)
Net cash from (used for) financing activities	(21,450,630)	10,937,530

Cash Flows From (Used For) Operating Activities

Cash flows from (used for) operating activities are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions.  The $29.4 million change in cash flows from (used for) operating activities from 2010 to 2011 is primarily attributed to a decrease in inventory and an increase in accrued commodity purchases in 2011, compared to 2010.  During 2011, we decreased inventories by $16.4 million, compared to a $6.8 million increase in 2010.  We also increased accrued commodity purchases by $13.3 million during 2011, compared to $4.8 million in 2010.

 Cash Flows from Investing Activity

 The $3.0 million decrease in cash flows used for investing activities is principally due to a decrease in the purchase of property and equipment in 2011. Property and equipment purchases were $3.1 million in 2011, compared to $5.6 million during 2010. In 2010, we began construction of a deodorizer to our refinery which has allowed us to produce and sell food-grade soybean oil. During the year ended December 31, 2011, we spent approximately $2.0 million on the deodorizer project, compared to $4.9 million during the same period in 2010.

Cash Flows from Financing Activity

The $32.4 million change in cash flows from (used for) financing activities is principally due to a decrease in short-term borrowings as a result of a decrease in inventory and increase in accrued commodity purchases during 2011, compared to 2010.

Comparison of the years ended December 31, 2010 and 2009

	2010	2009

Net cash used for operating activities	$(4,959,696)	$(15,780,219)
Net cash used for investing activities	(5,977,833)	(1,393,234)
Net cash from financing activities	10,937,530	17,164,270

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

Cash Flows from Investing Activity

The $4.6 million increase in cash used for investing activities from 2009 to 2010 is primarily attributed to an increase in the amount of purchases of property and equipment.  Property and equipment purchases were $5.9 million in 2010, compared to $1.6 million in 2009.  In 2010, we began construction on a refinery expansion project by building a deodorizer which will allow us to produce food-grade oil.  Total expenditures on this project were approximately $4.9 million in 2010.

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

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $16.8 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is scheduled to be reduced by $1.3 million every six months starting September 20, 2012 until maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $14.8 million and $13.9 million as of December 31, 2011 and 2010, respectively. Under this loan, we have an additional $695,800 in available funds to borrow as of December 31, 2011.

The second credit line is a revolving working capital (seasonal) loan that, prior to the amendment discussed below, matures on June 1, 2012. The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $40 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance on the working capital loan is $0 and approximately $24.8 million as of December 31, 2011 and 2010, respectively. Under this loan, we have an additional $40 million in available funds to borrow as of December 31, 2011.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.55% and 4.37% as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the interest rate on the working capital loan is 4.30% and 4.12%, respectively.

Both CoBank loans are secured by substantially all of our assets and are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. We were in violation of one of our loan covenants with CoBank as of December 31, 2011. Prior to the loan amendment discussed below, the loan covenant required us to maintain a minimum working capital of $8.0 million at fiscal year-end (December 31st) and $6.5 million at the end of each other period (monthly) for which financials are furnished. At December 31, 2011, working capital computed per the loan agreement with CoBank was approximately $6.7 million. CoBank granted a waiver of this covenant violation on March 12, 2012. On March 14, 2012, we entered into an amendment of our loan agreements with CoBank. Under the amendment, CoBank decreased the minimum working capital requirement for each period, other than our fiscal year-end, to $5.5 million. In addition, CoBank agreed to extend the maturity date on our seasonal loan to August 1, 2012 from June 1, 2012.

We also had another note payable totaling $250,000, with an annual interest rate of 5.0%. The principal balance on this note is $0 and $238,000 as of December 31, 2011 and 2010, respectively. We made principal payments totaling $238,000 and $12,000 on this obligation during the year ended December 31, 2011 and 2010, respectively.

Capital Expenditures

We invested approximately $3.1 million in capital expenditures for property and equipment during the year ended December 31, 2011, compared to approximately $5.6 million in capital expenditures during the year ended December 31, 2010.  In 2010, we began construction on a refinery expansion project by building a deodorizer allowing us to produce food-grade oil.  Total expenditures on this project in 2011 were approximately $2.0 million, compared to $4.9 million in 2010. Depending on our profitability in 2012, we anticipate spending between $1.0 million and $2.0 million on capital expenditures in 2012 to enhance the quality and efficiency of our soybean crushing facility.  Our principal sources of funds are anticipated to be cash flows from operating activities.

Off Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, Flagship Rail Services and GATX Corporation for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $2.2 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $1.5 million for each of the years ended December 31, 2011 and 2010.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $202,000 and $275,000 for the years ended December 31, 2011 and 2010, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We have a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Heartland, Inc. (H&I). This agreement is for the handling, storage and transportation of soybean to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota at established rates per bushel. The agreement provides for an annual minimum payment of $200,000. The agreement expires on August 31, 2014. Expenses under this agreement were $642,000 and $681,000 for the years ended December 31, 2011 and 2010, respectively.

Contractual Obligations

The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations (1)	$15,500,000	$1,300,000	$5,200,000	$5,200,000	$3,800,000

Operating Lease Obligations	12,354,000	2,285,000	4,162,000	3,116,000	2,791,000

Other Long-Term Liabilities (2)	679,000	212,000	424,000	24,000	19,000

Total	$28,533,000	$3,797,000	$9,386,000	$8,340,000	$6,610,000

(1) Represents principal payments under our notes payable, which are included on our Consolidated Balance Sheet.

(2) Represents obligations under our deferred compensation program, which are included on our Consolidated Balance Sheet, and under our Grain Storage and Transportation Agreement with H & I.

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

Item 8.        Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2011, 2010 and 2009.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.     Controls and Procedures.

Evaluation of Disclosure Controls and Procedures .   Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on this evaluation, our management has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Additionally, based on management’s evaluation, our disclosure controls and procedures were effective in ensuring that information required to be disclosed in our Exchange Act reports is accumulated and communicated to our management to allow timely decisions regarding required disclosures.

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

As a result of the audit of our financial statements, we determined that we had been inaccurately recording the timing of product sales sold with contract terms of ‘FOB Destination’. Contracts with terms of FOB Destination should have been recorded upon the arrival of the product at the agreed-upon destination. We, however, had been recording all sales upon shipment of the product, regardless of the contract terms. As a result of our evaluation of this error, we concluded that this error was material to the consolidated balance sheets and statements of operations for the years ended December 31, 2010 and 2009. Consequently, the consolidated financial statements for those periods were adjusted to reflect the correction of this error and additional internal controls have been implemented to prevent such error from occurring in the future. As of December 31, 2011, management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2011, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with the Finance/Audit Committee.

This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting.  Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting.   There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

Item 9B.     Other Information.

None.

PART III

Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to an Information Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2011).

Part IV

Item 15.      Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)(1)       Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2011.  The financial statements appear on page F-2 of this Report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN
Date: March 30, 2012	PROCESSORS, LLC
/s/ Thomas Kersting Thomas Kersting Chief Executive Officer (Principal Executive Officer)
Date: March 30, 2012	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2012	/s/ Thomas Kersting Thomas Kersting Chief Executive Officer (Principal Executive Officer)
Date: March 30, 2012	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)
Date: March 30, 2012	/s/ Paul Barthel
Paul Barthel, Manager

Date: March 30, 2012	/s/ Alan Christensen
Alan Christensen, Manager

Date: March 30, 2012	/s/ Dean Christopherson
Dean Christopherson, Manager

Date: March 30, 2012	/s/ David Driessen
David Driessen, Manager

Date: March 30, 2012	/s/ Paul Dummer
Paul Dummer, Manager

Date:
Wayne Enger, Manager

Date: March 30, 2012	/s/ Dan Feige
Dan Feige, Manager

Date: March 30, 2012	/s/ Ron Gorder
Ronald J. Gorder, Manager

Date: March 30, 2012	/s/ Marvin Hope
Marvin Hope, Manager

Date: March 30, 2012	/s/ Kent Howell
Kent Howell, Manager

Date: March 30, 2012	/s/ James Jepsen
James Jepsen, Manager

Date: March 30, 2012	/s/ Jerome Jerzak
Jerome Jerzak, Manager

Date: March 30, 2012	/s/ Peter Kontz
Peter Kontz, Manager

Date: March 30, 2012	/s/ Robert Nelsen
Robert Nelsen, Manager

Date: March 30, 2012	/s/ Robert Nelson
Robert Nelson, Manager

Date: March 30, 2012	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Date: March 30, 2012	/s/ Randy Tauer
Randy Tauer, Manager

Date: March 30, 2012	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Date: March 30, 2012	/s/ Lyle Trautman
Lyle Trautman, Manager

Date: March 30, 2012	/s/ Ardon Wek
Ardon Wek, Manager

Date: March 30, 2012	/s/ Gary Wertish
Gary Wertish, Manager

EXHIBIT INDEX**

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization.		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated.		Exhibit 99.1 to the Registrant’s Form 8-K filed on June 28, 2007.

3.1(iii)	Articles of Amendment to Articles of Organization.		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002.

4.1	Form of Class A Unit Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995.		Exhibit 10.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.2	Track Lease Agreement with DM&E Railroad dated October 15, 1996.		Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.3	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002. (File No. 333-75804)

10.4	Thomas Kersting Employment Agreement dated May 20, 1996.		Exhibit 10.18 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003.

10.5	Deferred Compensation Plan for the benefit of Thomas Kersting, dated February 13, 2001.		Exhibit 10.20 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003.

10.6	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003.		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.7	Security Agreement with CoBank dated June 17, 2004.	Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.8	Master Loan Agreement with CoBank dated May 3, 2010.	Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2010.

10. 9	Amendment to Master Loan Agreement with CoBank dated May 12, 2011.	Exhibit 10.1 to the Registrant’s Form 8-K/A filed with the Commission on June 30, 2011.

10. 10	Revolving Term Loan Supplement dated May 12, 2011.	Exhibit 10.2 to the Registrant’s Form 8K/A filed with the Commission on June 30, 2011.

10. 11	Revolving Credit Supplement dated May 12, 2011.	Exhibit 10.3 to the Registrant’s Form 8K/A filed with the Commission on June 30, 2011.

10. 12	Revolving Credit Supplement dated November 10, 2011.	Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 21, 2011.

10.13	Revolving Term Loan Supplement dated November 10, 2011.	Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 21, 2011.

10.14	Amendment to Master Loan Agreement with CoBank dated March 14, 2012		Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 16, 2012.

21.1	Subsidiaries of the Company.	X

31.1	Rule 13a-14(a)/15d-14(a) Certification.	X

32.1	Section 1350 Certification.	X

** Documents can be found at www.sec.gov

South Dakota Soybean Processors, LLC

Consolidated Financial Statements

December 31, 2011, 2010, and 2009

22

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2011, 2010, and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC as of December 31, 2011 and 2010 and the consolidated results of its operations and its cash flows for the years ended December 31, 2011, 2010, and 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, cut off errors related to product shipment resulted in certain errors to various current assets, current liabilities, revenue and expense accounts for years ended December 31, 2010 and 2009. These errors were discovered by the Company’s management during the current year. Accordingly, the 2010 and 2009 financial statements have been restated to correct these errors.

 /s/ Eide Bailly LLP

Greenwood Village, Colorado

March 30, 2012

South Dakota Soybean Processors, LLC

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010
Assets

Current assets
Cash and cash equivalents	$150	$150
Trade accounts receivable	18,630,340	15,022,187
Inventories	29,713,654	46,109,978
Margin deposits	5,618,466	2,331,414
Assets of discontinued division	889,739	4,319,431
Prepaid expenses	828,291	1,056,158
Total current assets	55,680,640	68,839,318

Property and equipment	61,123,893	58,885,966
Less accumulated depreciation	(34,725,584)	(33,444,455)
Total property and equipment, net	26,398,309	25,441,511

Other assets
Investments in cooperatives	7,870,663	7,922,574
Notes receivable - members	147,675	147,898
Other intangible assets, net	10,141	12,253
Total other assets	8,028,479	8,082,725

Total assets	$90,107,428	$102,363,554

The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC

Consolidated Balance Sheets (continued)

December 31, 2011 and 2010

	2011	2010
Liabilities and Members' Equity

Current liabilities
Excess of outstanding checks over bank balance	$4,386,782	$1,734,940
Current maturities of long-term debt	605,001	-
Note payable - seasonal loan	-	24,790,669
Accounts payable	1,145,795	1,009,773
Accrued commodity purchases	41,062,653	27,763,471
Accrued expenses	1,455,734	1,437,792
Accrued interest	278,666	443,095
Liabilities of discontinued division	3,488	377,789
Total current liabilities	48,938,119	57,557,529

Long-term liabilities
Long-term debt, less current maturities	14,200,000	13,879,200
Deferred compensation	47,972	57,166
Total long-term liabilities	14,247,972	13,936,366

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and
outstanding, net of subscriptions receivable of $2,259
at December 31, 2011 and 2010	26,921,337	30,869,659

Total liabilities and members' equity	$90,107,428	$102,363,554

The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009

Net revenues	$397,228,087	$285,189,823	$263,500,053

Cost of revenues:
Cost of product sold	362,144,771	250,684,465	231,609,053
Production	15,226,656	14,106,934	14,200,156
Freight and rail	18,864,807	16,854,639	15,475,875
Brokerage fees	466,955	489,716	391,177
Total cost of revenues	396,703,189	282,135,754	261,676,261

Gross profit	524,898	3,054,069	1,823,792

Operating expenses:
Administration	2,307,650	2,620,355	3,199,306

Operating income (loss)	(1,782,752)	433,714	(1,375,514)

Other income (expense):
Interest expense	(1,308,195)	(1,218,948)	(904,314)
Other non-operating income	2,443,518	2,412,998	2,417,088
Patronage dividend income	292,207	211,282	358,367
Total other income (expense)	1,427,530	1,405,332	1,871,141

Income (loss) from continuing operations
before income taxes	(355,222)	1,839,046	495,627

Income tax expense	(300)	(100)	(300)

Income (loss) from continuing operations	(355,522)	1,838,946	495,327

Loss on discontinued operations	(3,592,800)	(2,333,579)	(7,238,843)

Net loss	$(3,948,322)	$(494,633)	$(6,743,516)

Basic and diluted earnings (loss per capital unit):
Income (loss) from continuing operations	$(0.01)	$0.06	$0.02
Income (loss) from discontinuing operations	(0.12)	(0.08)	(0.24)
Net income (loss)	$(0.13)	$(0.02)	$(0.22)

Weighted average number of capital units
outstanding for calculation of basic and
diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC

Consolidated Statement of Changes in Members’ Equity

For the Years Ended December 31, 2011, 2010, and 2009

	Class A Units
	Units	Amount

Balances, January 1, 2009	30,419,000	$37,965,058

Net income	-	(6,743,516)

Balances, December 31, 2009	30,419,000	31,221,542

Net loss	-	(494,633)

Recognition of capital units previously recorded as
temporary equity	-	142,750

Balances, December 31, 2010	30,419,000	30,869,659

Net loss	-	(3,948,322)

Balances, December 31, 2011	30,419,000	$26,921,337

The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Operating activities
Net income (loss)	$(3,948,322)	$(494,633)	$(6,743,516)
Loss from discontinued operations	3,592,800	2,333,579	7,238,843
Income (loss) from continued operations	(355,522)	1,838,946	495,327
Charges and credits to net income (loss) from
continuing operations not affecting cash:
Depreciation and amortization	2,083,593	1,954,334	1,982,911
Loss on sales of property and equipment	13,216	17,557	69,501
Non-cash patronage dividends	(102,272)	(73,949)	(125,428)
Change in current assets and liabilities	23,008,509	(6,275,357)	(16,339,253)
Net cash from (used for) operating activities of
continuing operations	24,647,524	(2,538,469)	(13,916,942)
Net cash used for operating activities of
discontinued operations	(216,476)	(2,421,227)	(1,863,277)
Net cash from (used for) operating activities	24,431,048	(4,959,696)	(15,780,219)

Investing activities
Proceeds from investments in cooperatives	77,599	-	277,713
Retirement of patronage dividends	76,585	-	55,053
Decrease in member loans	223	-	-
Proceeds from sales of property and equipment	88,409	-	12,431
Purchase of property and equipment	(3,139,905)	(5,583,208)	(1,414,781)
Net cash used for investing activities of
continued operations	(2,897,089)	(5,583,208)	(1,069,584)
Net cash used for investing activities of
discontinued operations	(83,329)	(394,626)	(323,649)
Net cash used for investing activities	(2,980,418)	(5,977,834)	(1,393,233)

Financing activities
Change in excess of outstanding checks over
bank balances	2,651,842	(2,854,519)	2,201,354
Net (payments) proceeds from seasonal borrowings	(24,790,669)	10,538,445	14,252,224
Payments for debt issue costs	-	(13,200)	-
Proceeds from long-term debt	10,058,801	4,579,200	4,967,079
Principal payments on long-term debt	(9,133,000)	(1,300,000)	(4,236,096)
Net cash from (used for) financing activities
of continued operations	(21,213,026)	10,949,926	17,184,561
Net cash used for financing activities
of discontinued operations	(237,604)	(12,396)	(20,291)
Net cash from (used for) financing activities	(21,450,630)	10,937,530	17,164,270

The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC

Consolidated Statements of Cash Flows (continued)

For the Years Ended December 31, 2011, 2010, and 2009

	2011	2010	2009

Net change in cash and cash equivalents	$-	$-	$(9,182)

Cash and cash equivalents, beginning of year	150	150	9,332

Cash and cash equivalents, end of year	$150	$150	$150

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,472,624	$1,468,700	$1,102,454

Income taxes	$-	$-	$-

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

During 2011 the Company determined to discontinue operations of its polyurethane segment, including its wholly-owned subsidiary USSC, and put the assets and business up for sale. For all periods presented, amounts associated with the polyurethane segment have been classified as discontinued operations on the accompanying consolidated financial statements. See Note 5 for additional information.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents

The Company considers all highly liquid investment instruments with maturities of three months or less at the time of acquisition to be cash equivalents.

Accounts receivable

Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms, which is generally 30 days from invoice date. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of December 31, 2011, 2010, and 2009:

	2011	2010	2009

Balances, beginning of year	$-	$15,931	$17,628
Amounts charged (credited) to costs and expenses	(7,838)	1,894	122,358
Additions (deductions)	7,838	(17,825)	(124,055)

Balances, end of year	$-	$-	$15,931

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

In general cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

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

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which the asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the assets being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2011, 2010, and 2009, the Company recorded impairment losses of $383,268, $0, and $4,507,289, respectively, related to intangible assets.

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

Revenue Recognition

Revenue is recognized when the title to the related products is transferred to the customer. When a sales contract has delivery terms of ‘FOB Shipping Point’, revenue is recognized when the products are shipped. For those sales contracts with delivery terms of ‘FOB Destination’, revenue is not recognized until the products are delivered to the agreed-upon location. Revenues are presented net of discounts and sales allowances.

Freight

The Company presents all amounts billed to the customer for freight as a component of net revenue. Costs incurred for freight are reported as a component of cost of revenue.

The Company’s “Shipping and Handling Costs” policy is in accordance with ASC 605, Revenue Recognition (formerly EITF Issue 00-10, Accounting for Shipping and Handling Fees and Costs).

Advertising costs

Advertising and promotion costs are expensed as incurred. The Company incurred $25,000, $24,000, and $21,000 of advertising costs on continuing operations in the years ended December 31, 2011, 2010, and 2009, respectively.

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

Income taxes

As a limited liability company, the Company’s taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements.

The Company has evaluated the provisions of FASB ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes) for uncertain tax positions. As of December 31, 2011 and 2010, the unrecognized tax benefit accrual was zero.

The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

As of December 31, 2011, the tax basis of the Company’s net assets exceeds the book value of those assets by approximately $9.2 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2008.  We currently have no tax years under examination.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a material impact on the Company’s financial condition or results of operations.

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

Note 2 -              Correction of Prior Period

In accordance with the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), in 2009 and 2010 the Company recorded all product sales upon shipment of the product regardless of the contract terms. Those contracts with terms of ‘FOB Destination’ should have been recorded upon the arrival of the product at the agreed-upon location. As a result of the Company’s evaluation of this error under SAB 108, the Company determined that this error was material to the consolidated balance sheet and statements of operations for the years ended December 31, 2010 and 2009. Consequently, the consolidated financial statements for those periods were restated to reflect the correction of this error. In evaluating and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both quantitatively and qualitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99. The following table reflects the impact of the above error to the consolidated balance sheet and statements of operations as of and for the years ended December 31, 2010 and 2009:

	As Previously
	Reported	Adjustments	Adjusted
For the Year Ended December 31, 2010:
Trade accounts receivable	$21,212,620	$(6,190,433)	$15,022,187
Inventory	40,564,764	5,545,214	46,109,978
Prepaid expenses	503,149	553,009	1,056,158
Accrued expenses	1,530,002	(92,210)	1,437,792
Revenue	285,416,166	(226,343)	285,189,823
Cost of product sold	250,908,157	(223,692)	250,684,465
Freight and rail	16,857,291	(2,652)	16,854,639
Net income (loss)	(494,633)	-	(494,633)

For the Year Ended December 31, 2009:
Revenue	$266,345,369	$(2,845,316)	$263,500,053
Cost of product sold	234,151,101	(2,542,048)	231,609,053
Freight and rail	15,779,143	(303,268)	15,475,875
Net income (loss)	(6,743,516)	-	(6,743,516)

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

Note 3 -              Inventories

The Company’s inventories consist of the following as of December 31:

	2011	2010
Finished goods	$11,274,989	$16,854,275
Raw materials	18,342,887	29,145,996
Supplies & miscellaneous	95,778	109,707
Totals	$29,713,654	$46,109,978

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Note 4 -           Margin Deposits

The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2011, the Company’s futures contracts all mature within twelve months.

Note 5 -           Discontinued Operations

During 2011 the Company determined to discontinue operations of its polyurethane segment, including its wholly-owned subsidiary USSC, and put the assets and business up for sale. The Company decided to discontinue and sell this division primarily because it has incurred significant operating losses over the past several years. The Company anticipates selling USSC and/or its assets in 2012. Results of operations and the related charges for discontinued operations have been classified as “Loss on discontinued operations” on the accompanying consolidated statements of operations. Assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying consolidated balance sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations” accordingly. For comparative purposes, all prior periods presented have been restated to reflect the reclassifications on a consistent basis.

Sales revenue from the polyurethane segment for the years ended December 31, 2011, 2010, and 2009 were $1,495,257, $2,128,585 and $1,927,192, respectively. In conjunction with the discontinuance of operations, the Company recognized a loss on disposal of $1,104,000 in 2011 to write down the related carrying amounts to their fair values less estimated cost to sell. The losses from discontinued operations of this division were $3,592,799, $2,333,578 and $7,238,843 for the years ended December 31, 2011, 2010, and 2009, respectively.

Interest expense was allocated to discontinued operations based on the amount of debt related to the operations of the discontinued division. For the years ended December 31, 2011, 2010, and 2009, interest expense allocated to discontinued operations was $372,000, $275,000, and $241,000, respectively.

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued division” and “Liabilities of discontinued division,” respectively, in the accompanying balance sheets at December 31, 2011 and 2010, and consist of the following:

	2011	2010
Assets of discontinued division:
Cash	$36,061	$91,450
Accounts receivable, less allowance for
uncollectible accounts (2011 - $73,000; 2010 - $35,000)	126,543	310,086
Inventories	219,675	2,052,199
Prepaid expenses	6,460	11,730
Property and equipment, net	300,000	1,021,161
Notes receivable	1,000	1,000
Patents and other intangible assets, net	200,000	831,805
Total assets	$889,739	$4,319,431

	2011	2010
Liabilities of discontinued division:
Notes payable	$-	$237,604
Accounts payable	2,596	116,530
Accrued expenses	892	23,655
Total liabilities	$3,488	$377,789

Note 6 -           Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at December 31:

	2011	2010
Investments in associated cooperative companies:
Minnesota Soybean Processors
Common stock and Class A Preferred Shares	$3,245,437	$3,245,437
Class B Preferred Shares, 8% non-cumulative, convertible	575,000	575,000
CHS (formerly Cenex Harvest States)	2,849,269	3,003,452
CoBank	1,200,957	1,098,685
	$7,870,663	$7,922,574

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

Note 7 -           Property and Equipment

The following is a summary of property and equipment at December 31:

	2011
		Accumulated		2010
	Cost	Depreciation	Net	Net
Land	$443,816	$-	$443,816	$443,816
Land improvements	294,461	(62,920)	231,541	241,523
Buildings and improvements	16,464,267	(5,806,647)	10,657,620	9,047,049
Machinery and equipment	41,836,296	(28,164,657)	13,671,639	10,626,994
Company vehicles	60,017	(47,574)	12,443	7,740
Furniture and fixtures	903,921	(643,786)	260,135	197,204
Construction in progress	1,121,115	-	1,121,115	4,877,185

Totals	$61,123,893	$(34,725,584)	$26,398,309	$25,441,511

Depreciation of property and equipment of continued operations amounts to $2,081,481, $1,952,485, and $1,982,189 for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 8 -           Patents and Other Intangible Assets

On January 1, 2003, the Company acquired an additional 54% interest in the outstanding common stock of USSC to bring its total ownership interest to approximately 58%. The results of USSC’s operations have been consolidated in the Company’s financial statements since that date. The acquisition of a controlling interest in USSC allows the Company to develop and market soy-based polyurethane products. Subsequently, through the participation in additional equity offering, conversion of notes payable, and stock swaps, the Company has increased its majority ownership in USSC to 100% as of December 31, 2009.

The allocation of the purchase price of USSC shares on January 1, 2003 resulted in an assignment of $7,401,245 to patents. None of these patent costs recognized for financial reporting purposes is expected to be deductible for tax purposes; however, for book purposes the patents are being amortized using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the original file date. Amortization expense was $77,816, $72,973, and $476,013 for the years ended December 31, 2011, 2010, and 2009, respectively.

Annually, the Company performs an impairment test of the carrying value of the patents to determine if any impairment exists. In 2011 and 2009 the Company determined that the sum of the undiscounted cash flows attributable to the patents was less than its carrying value and that impairment write-downs were required. Accordingly, the Company calculated the estimated fair value of the intangible assets by summing the present value of the expected cash flows over its remaining useful life. The impairments were calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in impairment write-downs of $637,318, $0, and $4,507,289, which is included in “Loss on discontinued operations” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009, respectively.

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

The following table provides information regarding the Company’s other intangible assets as of December 31, 2010 and 2009:

			Accumulated
Intangible Assets	Life	Cost	Amortization	Net

As of December 31, 2011:
Loan Origination Costs	10 Yrs	$13,200	$(3,059)	$10,141

As of December 31, 2010:
Loan Origination Costs	10 Yrs	$19,700	$(7,447)	$12,253

Future amortization expense related to the loan origination costs is expected to be approximately:

For the years ending December 31:
2012	$1,932
2013	1,932
2014	1,932
2015	1,932
2016	1,932
Thereafter	481

Total	$10,141

Note 9 -           Notes Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank, which prior to the amendment described in Note 10, expires June 1, 2012. The Company may borrow up to $40 million under this agreement to finance inventory and accounts receivable. Interest accrues at a variable rate (4.30% at December 31, 2011). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $0 and $24,790,669 at December 31, 2011 and 2010, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $40,000,000 as of December 31, 2011.

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

Note 10 -        Long-Term Debt

	2011	2010

Revolving term loan from CoBank, interest at variable rates (4.55%
and 4.37% at December 31, 2011 and 2010, respectively),
secured by substantially all property and equipment. Loan
matures March 20, 2018	$14,805,001	$13,879,200
Less current maturities	(605,001)	-

Totals	$14,200,000	$13,879,200

The Company entered into an agreement as of November 10, 2011 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 9. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $15,500,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2012 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $14,805,001 and $13,879,200 as of December 31, 2011 and 2010, respectively. There was $695,800 of remaining commitments available to borrow on the revolving term loan as of December 31, 2011.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company is in violation of one of its loan covenants with CoBank as of December 31, 2011. Prior to the amendment described below, the loan covenant requires the Company to maintain a minimum working capital of $8.0 million at fiscal year-end (December 31st) and $6.5 million at the end of each other period for which financials are to be furnished to CoBank. At December 31, 2011, working capital computed per the agreement with CoBank was approximately $6.7 million. On March 12, 2012 CoBank granted a waiver of this covenant violation.

On March 14, 2012, the Company entered into an amendment of our loan agreements with CoBank. Under the amendments, CoBank decreased the minimum working capital requirement for each period other than fiscal year-end to $5.5 million. In addition, CoBank unilaterally extended the maturity date on the seasonal loan to August 1, 2012.

The minimum principal payments on long-term debt obligations, assuming the Company will advance the remaining amounts available on the revolving term loan, are expected to be as follows:

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

For the years ending December 31:
2012	$1,300,000
2013	2,600,000
2014	2,600,000
2015	2,600,000
2016	2,600,000
Thereafter	3,800,000
Total	$15,500,000

Note 11 -        Employee Benefit Plans

The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of employees’ contributed earnings. The amounts charged to expense under continuing operations under this plan were approximately $70,000, $66,000, and $78,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

The Company has a deferred compensation plan for key employees. The Company shall pay the employees in five equal annual installments upon retirement. The future payments have been discounted at 8%. The amount recognized as expense (benefit) during the years ended December 31, 2011, 2010, and 2009 was $2,633, $(12,407), and $(37,832), respectively. The Company made payments of approximately $11,827, $0, and $0 during the years ended December 31, 2011, 2010, and 2009, respectively. Deferred compensation payable is $47,972 and $57,166 as of December 31, 2011 and 2010, respectively.

Note 12 -        Commitments

Operating Leases

The Company has operating leases for 266 rail cars from GE Capital. The leases require monthly payments of $106,250. The Company also leases 107 rail cars from Trinity Capital. This lease requires monthly payments of $45,579. The Company also leases 64 rail cars from Flagship Rail Services. This lease requires monthly payments of $24,832. The Company also leases 15 rail cars from GATX Corporation. This lease requires monthly payments of $6,375.The leases began between 1996 and 2011 and have terms ranging from 2-18 years. Lease expense for all rail cars was $2,179,818, $2,094,353, and $2,050,039 for the years ended December 31, 2011, 2010, and 2009, respectively. The Company generates revenues from the use of 322 of these rail cars on other railroads. Such revenues were $1,453,374, $1,477,159, and $1,599,166 for the years ended December 31, 2011, 2010, and 2009, respectively.

On September 1, 2011, the Company renewed a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (“H&I”). This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000. The agreement expires on August 31, 2014. Expenses under the agreements with H&I were $642,341, $681,249, and $535,995 for the years ended December 31, 2011, 2010, and 2009, respectively.

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

The Company also has a number of other operating leases for machinery and equipment. Rental expense for continuing operations under these other operating leases was $193,570, $268,652 and $683,441 for the years ended December 31, 2011, 2010, and 2009, respectively.

The following is a schedule of future minimum payments required under these operating commitments.

	Rail Cars	Other	Total
Year ended December 31:
2012	$2,158,000	$327,000	$2,485,000
2013	2,120,000	254,000	2,374,000
2014	1,948,000	240,000	2,188,000
2015	1,724,000	34,000	1,758,000
2016	1,336,000	22,000	1,358,000
Thereafter	2,791,000	-	2,791,000

Totals	$12,077,000	$877,000	$12,954,000

Letter of Credit

At December 31, 2011 the Company had an outstanding irrevocable standby letter of credit in the amount of $212,000, expiring in October 2013. The letter is being maintained as security for performance on a long-term contract with a natural gas supplier.

Note 13 -        Cash Flow Information

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2011	2010	2009
(Increase) decrease in assets:
Trade accounts receivable	$(3,607,980)	$(2,089,919)	$2,524,173
Inventories	16,396,324	(6,831,791)	(15,886,334)
Margin account deposit	(3,287,052)	(1,968,805)	(614,890)
Prepaid expenses	227,867	(325,338)	36,555
	9,729,159	(11,215,853)	(13,940,496)

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

	2011	2010	2009
Increase (decrease) in liabilities:
Accounts payable	135,849	503,948	(577,586)
Accrued commodity purchases	13,299,182	4,819,584	(2,230,371)
Accrued expenses and interest	(146,487)	(370,629)	447,032
Deferred compensation	(9,194)	(12,407)	(37,832)
	13,279,350	4,940,496	(2,398,757)
Total	$23,008,509	$(6,275,357)	$(16,339,253)

Note 14 -        Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded on the Company’s consolidated balance sheets at fair value as discussed in Note 15, Fair Value of Financial Instruments.

As of December 31, 2011 and 2010, the value of the Company’s open futures, options and forward contracts was approximately $(3,235,056) and $(1,175,118), respectively.

		Amounts As of December 31, 2011
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as
hedging instruments:
Commodity contracts	Current Assets	$6,118,915	$9,353,971

		Amounts As of December 31, 2010
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as
hedging instruments:
Commodity contracts	Current Assets	$4,489,163	$5,664,281

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

During the years ended December 31, 2011, 2010 and 2009, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative
	Activities for the Year Ending December 31:
	2011	2010	2009
Derivatives not designated as
hedging instruments:
Commodity contracts	$(4,173,693)	$(6,395,157)	$9,374,009

The Company recorded gains (losses) of $(4,173,693), $(6,395,157), and $9,374,009 in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 15 -        Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, this guidance establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The three levels of hierarchy and examples are as follows

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

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2011 and 2010:

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$150	$-	$-	$150
Inventory	$(3,235,056)	$32,633,988	$-	$29,398,932
Margin deposits	$5,618,466	$-	$-	$5,618,466
Assets of discontinued division	$36,061	$-	$853,678	$889,739

	Fair Value as of December 31, 2010
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$150	$-	$-	$150
Inventory	$(1,175,118)	$47,010,818	$-	$45,835,700
Margin deposits	$2,331,414	$-	$-	$2,331,414
Assets of discontinued division	$91,450	$-	$4,227,981	$4,319,431

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

The assets of discontinued division represents a nonrecurring level 3 fair value measurement. The fair value measurements were based on management’s best estimate of fair market value, which includes comparisons to similar assets within the industry.

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

Note 16 -        Business Credit Risk and Concentrations

The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables from continuing operations were $18,840,434 and $15,113,339 at December 31, 2011 and 2010, respectively.

Soybean meal sales accounted for approximately 46%, 58%, and 66% of total revenues from continuing operations for the years ended December 31, 2011, 2010, and 2009, respectively. Soybean oil sales represented approximately 49%, 39%, and 31% of total revenues for the years ended December 31, 2011, 2010, and 2009, respectively.

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

Net revenue by geographic area for the years ended December 31, 2011, 2010, and 2009 are as follows:

	2011	2010	2009

United States	$362,014,278	$254,179,641	$236,565,085
Canada	35,213,809	31,010,182	26,934,968

	$397,228,087	$285,189,823	$263,500,053

Note 17 -        Members’ Equity

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

The Board of Managers approved a Form S-1 registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering. The maximum offering under the statement was $11,250,000. During 2005, the Company sold 2,190,500 member units for a total of $4,495,750, which was originally accounted for as temporary equity. The offering allowed the investor to initially pay 50% and sign a note payable to the Company for the remaining portion. At December 31, 2011 and 2010, the Company had subscriptions receivable of $2,259, which is accounted for as a deduction from members’ equity until collected.

Note 18 -        Contingencies

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

Note 19 -        Business Segment Information

The Company organizes its business units into two reportable segments: soybean processing and polyurethane. Separate management of each segment is required because each segment is subject to different marketing, production, and technology strategies. The soybean processing segment purchases soybeans and processes them in primarily three products: soybean meal, oil and hulls. The polyurethane segment, which is classified as a discontinued operation in 2011, manufactures a soy-based polyol called Soyol® and its resin system and sells them to the polyurethane industry. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. Market prices are used to report intersegment sales.

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

Segment information for the years ended December 31, 2011, 2010, and 2009 are as follows:

	Soybean
	Processing	Polyurethane	Total
For the Year Ended December 31, 2011:
Sales to external customers	$397,228,087	$1,495,257	$398,723,344
Intersegment sales	71,959	-	71,959
Depreciation and amortization	2,083,593	222,379	2,305,972
Interest expense	(1,308,195)	371,555	(936,640)
Segment profit (loss)	(355,522)	(3,592,800)	(3,948,322)
Segment assets	89,217,689	889,739	90,107,428
Expenditures for segment assets	3,139,905	-	3,139,905

	Soybean
	Processing	Polyurethane	Total
For the Year Ended December 31, 2010:
Sales to external customers	$285,189,823	$2,128,585	$287,318,408
Intersegment sales	319,390	-	319,390
Depreciation and amortization	1,954,334	203,719	2,158,053
Interest expense	1,218,948	274,702	1,493,650
Segment profit (loss)	1,838,946	(2,333,579)	(494,633)
Segment assets	98,072,244	4,291,310	102,363,554
Expenditures for segment assets	5,583,208	123,208	5,706,416

	Soybean
	Processing	Polyurethane	Total
For the Year Ended December 31, 2009:
Sales to external customers	$263,500,053	$1,927,192	$265,427,245
Intersegment sales	106,575	-	106,575
Depreciation and amortization	1,982,911	604,318	2,587,229
Interest expense	904,314	240,609	1,144,923
Segment profit (loss)	495,327	(7,238,843)	(6,743,516)
Segment assets	83,522,727	4,037,203	87,559,930
Expenditures for segment assets	1,414,781	302,969	1,717,750

Note 20 -        Quarterly Results of Operations (Unaudited)

The following table presents certain unaudited quarterly financial data for each of the quarters in the years ended December 31, 2011, 2010, and 2009. This information has been prepared on the same basis as the consolidated financial statements and includes, in the opinion of the Company, all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the quarterly results when read in conjunction with consolidated financial statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period or the full year.

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

Unaudited Consolidated Statements of Operations

	First	Second	Third	Fourth
For the Year Ended December 31, 2011:
Net revenues	$99,886,470	$98,839,629	$98,669,755	$99,832,233
Gross profit	(659,564)	(894,657)	325,734	1,753,385
Operating profit (loss)	(1,337,460)	(1,551,496)	(171,660)	1,277,864
Income (loss) from continuing
operations before income taxes	(932,990)	(1,172,078)	124,995	1,624,851
Loss from discontinued operations	(448,955)	(356,698)	(366,784)	(2,420,363)
Net income (loss)	(1,382,245)	(1,528,776)	(241,789)	(795,512)
Basic and diluted earnings (loss) per unit:
Income (loss)-continuing operations	$(0.03)	$(0.04)	$0.00	$0.05
Income (loss)-discontinuing operations	(0.01)	(0.01)	(0.01)	(0.08)
Total	$(0.05)	$(0.05)	$(0.01)	$(0.03)

	First	Second	Third	Fourth
For the Year Ended December 31, 2010:
Net revenues	$66,651,436	$66,193,438	$71,116,918	$81,228,031
Gross profit	922,601	(434,401)	651,289	1,914,580
Operating profit (loss)	217,700	(1,110,750)	(2,162)	1,328,926
Income (loss) from continuing
operations before income taxes	699,354	(716,012)	(35,231)	1,890,935
Loss from discontinued operations	(551,051)	(720,147)	(260,335)	(802,046)
Net income (loss)	148,203	(1,436,159)	(295,566)	1,088,889
Basic and diluted earnings (loss) per unit:
Income (loss)-continuing operations	$0.02	$(0.02)	$(0.00)	$0.06
Income (loss)-discontinuing operations	(0.02)	(0.02)	(0.01)	(0.03)
Total	$0.00	$(0.05)	$(0.01)	$0.04

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Consolidated Financial Statements

Unaudited Consolidated Statements of Operations

	First	Second	Third	Fourth
For the Year Ended December 31, 2009:
Net revenues	$60,579,540	$59,267,593	$76,367,044	$67,285,876
Gross profit	(2,035,735)	(283,700)	995,824	3,147,403
Operating profit (loss)	(2,976,992)	(866,686)	290,967	2,177,197
Income (loss) from continuing
operations before income taxes	(2,225,606)	(472,872)	590,429	2,603,676
Loss from discontinued operations	(654,503)	(651,239)	(781,107)	(5,151,994)
Net income (loss)	(2,880,409)	(1,124,111)	(190,678)	(2,548,318)
Basic and diluted earnings (loss) per unit:
Income (loss)-continuing operations	$(0.07)	$(0.02)	$0.02	$0.09
Income (loss)-discontinuing operations	(0.02)	(0.02)	(0.03)	(0.17)
Total	$(0.09)	$(0.04)	$(0.01)	$(0.08)

Certain reclassifications have been made to the quarterly consolidated statements of operations to conform to the annual presentations.

Note 21 -        Subsequent Event

Except for the event listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

As discussed in Note 10, the Company entered into an amendment of our loan agreements with CoBank on March 14, 2012.

