Form 10-Q
period 2012-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2012-05-15
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer or a small reporting Company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act. (Check one):

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 15, 2012, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

South Dakota Soybean Processors, LLC

Condensed Consolidated Financial Statements

March 31, 2012 and 2011

South Dakota Soybean Processors, LLC

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	4

Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	5
Condensed Consolidated Statements of Operations for the three-month periods ended
March 31, 2012 and 2011 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the three-month periods ended
March 31, 2012 and 2011 (unaudited)	8
Notes to Condensed Consolidated Financial Statements	10

Report of Independent Registered Public Accounting Firm

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of March 31, 2012 and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of South Dakota Soybean Processors, LLC as of December 31, 2011, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2012, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Eide Bailly LLP

May 15, 2012

Greenwood Village, Colorado

South Dakota Soybean Processors, LLC

Condensed Consolidated Balance Sheets

	March 31,
	2012	December 31,
	(Unaudited)	2011
Assets

Current assets
Cash and cash equivalents	$150	$150
Trade accounts receivable	24,373,440	18,630,340
Inventories	33,913,531	29,713,654
Margin deposits	1,607,421	5,618,466
Assets of discontinued division	749,777	889,739
Prepaid expenses	848,119	828,291
Total current assets	61,492,438	55,680,640

Property and equipment	61,170,888	61,123,893
Less accumulated depreciation	(35,138,360)	(34,725,584)
Total property and equipment, net	26,032,528	26,398,309

Other assets
Investments in cooperatives	8,197,832	7,870,663
Notes receivable - members	147,056	147,675
Other intangible assets, net	9,658	10,141
Total other assets	8,354,546	8,028,479

Total assets	$95,879,512	$90,107,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC

Condensed Consolidated Balance Sheets (continued)

	March 31,
	2012	December 31,
	(Unaudited)	2011
Liabilities and Members' Equity

Current liabilities
Excess of outstanding checks over bank balance	$6,281,231	$4,386,782
Current maturities of long-term debt	2,600,000	605,001
Note payable - seasonal loan	15,961,318	-
Accounts payable	874,427	1,145,795
Accrued commodity purchases	25,303,096	41,062,653
Accrued expenses	1,753,530	1,455,734
Accrued interest	275,769	278,666
Liabilities of discontinued division	6,049	3,488
Total current liabilities	53,055,420	48,938,119

Long-term liabilities
Long-term debt, less current maturities	12,900,000	14,200,000
Deferred liabilities	185,051	47,972
Total long-term liabilities	13,085,051	14,247,972

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding, net of subscriptions receivable of $2,259 at March 31, 2012 and December 31, 2011	29,739,041	26,921,337

Total liabilities and members' equity	$95,879,512	$90,107,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC

Condensed Consolidated Statements of Operations (Unaudited)

For the Three-Month Periods Ended March 31, 2012 and 2011

		2011
	2012	(Restated)

Net revenues	$85,890,884	$99,886,470

Cost of revenues:
Cost of product sold	73,428,149	92,001,924
Production	3,906,592	3,593,660
Freight and rail	5,726,864	4,868,314
Brokerage fees	106,330	82,136
Total cost of revenues	83,167,935	100,546,034

Gross profit (loss)	2,722,949	(659,564)

Operating expenses:
Administration	619,008	677,896

Operating income (loss)	2,103,941	(1,337,460)

Other income (expense):
Interest expense	(345,232)	(448,297)
Other non-operating income	365,835	560,560
Patronage dividend income	576,728	292,207
Total other income (expense)	597,331	404,470

Income (loss) from continuing operations before income taxes	2,701,272	(932,990)

Income tax expense	-	(300)

Income (loss) from continuing operations	2,701,272	(933,290)

Income (loss) from discontinued operations	116,432	(448,955)

Net income (loss)	$2,817,704	$(1,382,245)

Basic and diluted earnings (loss) per capital unit:
Income (loss) from continuing operations	$0.09	$(0.03)
Income (loss) from discontinued operations	0.00	(0.01)
Net income (loss)	$0.09	$(0.05)

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three-Month Periods Ended March 31, 2012 and 2011

		2011
	2012	(Restated)
Operating activities
Net income (loss)	$2,817,704	$(1,382,245)
(Income) loss from discontinued operations	(116,432)	448,955
Income (loss) from continued operations	2,701,272	(933,290)
Charges and credits to net income (loss) from continuing operations not affecting cash:
Depreciation and amortization	438,992	485,411
Gain on sales of property and equipment	(6,396)	-
Non-cash patronage dividends	(327,169)	(102,272)
Change in current assets and liabilities	(21,550,707)	(1,881,960)
Net cash used for operating activities of continuing operations	(18,744,008)	(2,432,111)
Net cash from (used for) operating activities of discontinued operations	258,955	(249,641)
Net cash used for operating activities	(18,485,053)	(2,681,752)

Investing activities
Retirement of patronage dividends	-	76,585
Decrease in member loans	619	-
Proceeds from sales of property and equipment	7,750	-
Purchase of property and equipment	(74,082)	(1,329,462)
Net cash used for investing activities of continued operations	(65,713)	(1,252,877)
Net cash used for investing activities of discontinued operations	-	(22,521)
Net cash used for investing activities	(65,713)	(1,275,398)

Financing activities
Change in excess of outstanding checks over bank balances	1,894,449	1,482,882
Net proceeds (payments) from seasonal borrowings	15,961,318	1,068,536
Proceeds from long-term debt	1,547,998	1,463,000
Principal payments on long-term debt	(852,999)	-
Net cash from financing activities of continuing operations	18,550,766	4,014,418
Net cash used for financing activities of discontinued operations	-	(57,268)
Net cash from financing activities	18,550,766	3,957,150

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	150	150

Cash and cash equivalents, end of period	$150	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

8

South Dakota Soybean Processors, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited) - continued

For the Three-Month Periods Ended March 31, 2012 and 2011

Supplemental disclosures of cash flow information
Cash paid during the period for:	2012	2011

Interest	$348,129	$491,475

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 1 - Principal Activity and Significant Accounting Policies

The financial statements as of and for the periods ended March 31, 2012 and 2011 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2011 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and Urethane Soy Systems Company (USSC), which is the Company’s wholly-owned subsidiary. The effects of all intercompany accounts and transactions have been eliminated. During 2011 the Company determined to discontinue operations of its polyurethane segment, including USSC, and put the assets and business up for sale. For all periods presented, amounts associated with the polyurethane segment have been classified as discontinued operations on the accompanying condensed consolidated financial statements.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

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

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 2 - Correction of Prior Period

In 2011 the Company recorded all product sales upon shipment of the product regardless of the contract terms. Those contracts with terms of ‘FOB Destination’ should have been recorded upon the arrival of the product at the agreed-upon location. As a result of the Company’s evaluation of this error under SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), the Company determined that this error was material to the condensed consolidated statement of operations for the three-month period ended March 31, 2011. Consequently, the condensed consolidated financial statements for that period were adjusted to reflect the correction of this error. In evaluating and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both quantitatively and qualitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99. The following table reflects the impact of the above error to the condensed consolidated statement of operations for the three-month period ended March 31, 2011:

	As Previously
	Reported	Adjustments	Adjusted
For the Three Months Ended March 31, 2011:
Revenue	$100,290,316	$(403,846)	$99,886,470
Cost of product sold	93,050,989	(1,049,065)	92,001,924
Freight and rail	4,223,095	645,219	4,868,314
Net income (loss)	(1,382,245)	-	(1,382,245)

Note 3 - Accounts Receivable

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

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Balances, beginning of period	$-	$-
Amounts charged (credited) to costs and expenses	-	(7,838)
Additions (deductions)	-	7,838

Balances, end of period	$-	$-

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 4 - Inventories

The Company’s inventories of continued operations consist of the following at March 31, 2012 and December 31, 2011:

	2012	2011

Finished goods	$1,836,483	$11,274,989
Raw materials	31,981,270	18,342,887
Supplies & miscellaneous	95,778	95,778

Totals	$33,913,531	$29,713,654

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Note 5 - Property and Equipment

	2012
		Accumulated		2011
	Cost	Depreciation	Net	Net

Land	$443,816	$-	$443,816	$443,816
Land improvements	294,461	(67,560)	226,901	231,541
Buildings and improvements	16,464,268	(5,909,376)	10,554,892	10,657,620
Machinery and equipment	42,329,222	(28,477,552)	13,851,670	13,671,639
Company vehicles	32,930	(25,528)	7,402	12,443
Furniture and fixtures	906,817	(658,344)	248,473	260,135
Construction in progress	699,374	-	699,374	1,121,115

Totals	$61,170,888	$(35,138,360)	$26,032,528	$26,398,309

Depreciation of property and equipment of continued operations amounts to $438,509 and $484,748 for the three months ended March 31, 2012 and 2011, respectively.

Note 6 - Note Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank, which expires August 1, 2012. The Company may borrow up to $40 million under this agreement to finance inventory and accounts receivable. Interest accrues at a variable rate (4.60% at March 31, 2012). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $15,961,318 and $0 at March 31, 2012 and December 31, 2011, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $24,039,000 as of March 31, 2012.

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 7 - Long-Term Debt

	2012	2011

Revolving term loan from CoBank, interest at variable rates (4.85% and 4.55% at March 31, 2012 and December 31, 2011, respectively), secured by substantially all property and equipment.
Loan matures March 20, 2018.	$15,500,000	$14,805,001
Less current maturities	(2,600,000)	(605,001)

Totals	$12,900,000	$14,200,000

The Company entered into a Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 6, with CoBank. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $15,500,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2012 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $15,500,000 and $14,805,001 as of March 31, 2012 and December 31, 2011, respectively. There were no remaining commitments available to borrow on the revolving term loan as of March 31, 2012.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2012.

The minimum principal payments on long-term debt obligations are expected to be as follows:

For the twelve-month periods ending March 31:
2013	$2,600,000
2014	2,600,000
2015	2,600,000
2016	2,600,000
2017	2,600,000
Thereafter	2,500,000

Total	$15,500,000

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 8 - Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded on the Company’s consolidated balance sheets at fair value as discussed in Note 9, Fair Value of Financial Instruments.

As of March 31, 2012 and December 31, 2011, the value of the Company’s open futures, options and forward contracts was approximately $(2,495,097) and $(3,235,056), respectively.

		Amounts As of March 31, 2012
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$7,998,492	$10,493,589

		Amounts As of December 31, 2011
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$6,118,915	$9,353,971

During the three-month periods ended March 31, 2012 and 2011, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on
	Derivative Activities for the Three-
	Month Periods Ending March 31:
	2012	2011
Derivatives not designated as hedging instruments:
Commodity contracts	$2,345,174	$(1,221,313)

The Company recorded gains (losses) of $2,345,174 and $(1,221,313) in cost of goods sold related to its commodity derivative instruments for the three-month periods ended March 31, 2012 and 2011, respectively.

Note 9 - Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, this guidance establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The adoption of ASC 820 had an immaterial impact on the Company’s financial statements. The three levels of hierarchy and examples are as follows:

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

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2012 and December 31, 2011:

	Fair Value as of March 31, 2012
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash & cash equivalents	$150	$-	$-	$150
Inventory	$(2,495,096)	$35,927,819	$-	$33,432,723
Margin deposits	$1,607,421	$-	$-	$1,607,421
Assets of discontinued division	$-	$-	$749,777	$749,777

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash & cash equivalents	$150	$-	$-	$150
Inventory	$(3,235,056)	$32,633,988	$-	$29,398,932
Margin deposits	$5,618,466	$-	$-	$5,618,466
Assets of discontinued division	$36,061	$-	$853,678	$889,739

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

Note 10 - Business Segment Information

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

Segment information for the three-month periods ended March 31, 2012 and 2011 are as follows:

	Soybean
	Processing	Polyurethane	Total
For the Three Months Ended March 31, 2012:
Sales to external customers	$85,890,884	$407,943	$86,298,827
Intersegment sales	1,089	-	1,089
Depreciation and amortization	438,992	-	438,992
Interest expense	345,232	-	345,232
Segment income (loss)	2,701,272	116,432	2,817,704
Segment assets	95,129,735	749,777	95,879,512
Expenditures for segment assets	74,082	-	74,082

For the Three Months Ended March 31, 2011 (restated):
Sales to external customers	$99,382,604	$503,866	$99,886,470
Intersegment sales	120,609	-	120,609
Depreciation and amortization	485,411	56,140	541,551
Interest expense	448,297	89,818	538,115
Segment income (loss)	(933,290)	(448,955)	(1,382,245)
Segment assets	96,243,735	4,172,619	100,416,354
Expenditures for segment assets	1,329,462	-	1,329,462

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

Note 11 - Subsequent Event

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2012, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2011.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2011.

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

In addition to soybean processing, we operated in the polyurethane industry through our wholly-owned subsidiary, Urethane Soy Systems Company (USSC), until its operations were closed in December 2011 because of a history of losses. USSC was engaged in the business of researching, marketing and developing soy-based polyol and soy-based polyurethane systems. Finished products include a spray-on insulation product called SoyTherm®, an elastomeric coating material for several different applications (such as truck bedliners) called BioTuff™, and several others sold to original equipment manufacturers (OEM).

In the quarter ended March 31, 2012, we recorded a consolidated net income of $2.8 million. Within our soy processing segment, we recorded a profit of $2.7 million during the first quarter of 2012 largely due to improved soybean quality and the increase in value of our soybean oil following the addition of the deodorizer. The quality of the local soybean crop from the 2011 harvest has been excellent, with the beans being low in moisture, sufficient in oil and protein content, and producing higher than historical yields. The addition of our deodorizer has increased the number of potential customers for our soybean oil and has helped to elevate the value of our oil and its by-products.

Upon the exit from our polyurethane segment last year, we vigorously explored every option regarding our 100% ownership interest in USSC and its assets. We eventually concluded that the sale of the entire polyurethane operation was not a viable option. As a result, we have been in the process of selling individual components of the operation below original cost, including inventory, laboratory and production equipment, patents and other intellectual property. The sales of the components generated income of $116,000 during the first quarter of 2012, which is largely due to sales at values higher than we estimated at the end of last year.

While our improved results during the quarter are encouraging, we remain cautious in our optimism. There are events that could change our profitability from our first quarter results. For example, there are concerns about the supply of soybeans until this fall’s harvest. In addition, we could see this summer a return in volatility in the commodities markets like in 2010. Higher soybean prices could lead to reduced demand for our meal and oil products. Despite our guarded optimism, we feel very good about the start of 2012. Our plant is performing well. We also are maximizing the quality of the beans through the hard work of our employees, and the addition of the deodorizer is starting to contribute to our bottom line.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2012 and 2011

	Quarter Ended March 31, 2012		Quarter Ended March 31, 2011 (Restated)
	$	% of Revenue	$	% of Revenue

Revenue	$85,890,884	100.0	$99,886,470	100.0
Cost of revenues	(83,167,935)	(96.8)	(100,546,034)	(100.7)
Operating expenses	(619,008)	(0.7)	(677,896)	(0.7)
Other income (expense)	597,331	0.7	404,470	0.4
Income tax expense	—	—	(300)	(0.0)
Income (loss) from continuing operations	2,701,272	3.2	(933,290)	(1.0)
Income (loss from discontinued operations	116,432	0.1	(448,955)	(0.4)

Net (loss)	$2,817,704	3.3	$(1,382,245)	(1.4)

Revenue – Consolidated revenue decreased $14.0 million, or 14.0%, for the first quarter of 2012, compared to the same period in 2011. The decrease in revenues is primarily due to a decrease in the average sales price of soybean meal. The average sales price of our soybean meal decreased approximately 15% in the first quarter of 2012, compared to the same period in 2011. The decrease is primarily due to a large U.S. soybean crop in the fall of 2011 and the anticipation of a large South American crop, both of which caused substantial price decreases in commodities including soybean meal.

Gross Profit/Loss – For the first quarter of 2012, we generated a consolidated gross profit of $2.7 million, compared to a $0.7 million gross loss for the first quarter of 2011. The $3.4 million improvement in gross profit is primarily attributed to improved soybean quality within our region and an improvement in value of our soybean oil following the addition of a deodorizer in the second quarter of 2011. While many U.S. soybean processors are dealing with poor soybean quality due to a hard freeze early last fall, the locally-grown beans that we received, and continue to receive, were low in moisture, sufficient in oil and protein content, and produced higher than historical yields. In addition, with our refinery and deodorizer in place, we have been in a good position to take advantage of strengthening demand for soybean oil by increasing the number of potential customers. Before the addition of the deodorizer to our facility, we were mostly limited to selling our oil to other oil refineries; but, in contrast to today, we can sell our oil to larger group of potential customers in the food, biodiesel and chemical industries as well as to other oil refineries. Furthermore, the demand for lecithin and distillate, refinery co-products that we produce and market, remain at record levels and continue to add positively to our gross margin.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $59,000, or 8.7%, for the first quarter of 2012, compared to the same period in 2011. The decrease is largely due to a reduction in personnel costs caused be the resignation of our former chief executive officer on March 28, 2011. Our new chief executive officer, Tom Kersting, who served previously as our commercial manager and has been employed with us since 1996, immediately assumed duties as chief executive officer, but has not entered into any new compensatory plan as a result of his additional responsibilities.

Interest Expense – Interest expense decreased to $345,000 during the first quarter of 2012, compared to $448,000 in the same period in 2011. This decrease is due to decreased debt levels resulting from an increase in soybeans delivered under our price-later program. The average debt level during the three-month period ended March 31, 2012 is approximately $24.5 million, compared to an average debt level of $44.1 million for the same period in 2011.

Other Non-Operating Income – Consolidated other non-operating income increased $90,000, or 10.5% for the quarter ended March 31, 2012, compared to the same period in 2011. The increase is primarily due to increases in patronage allocations received from our associated cooperatives, including CoBank and Minnesota Soybean Processors.

Income (Loss) from Discontinued Operations – In 2011, we decided to discontinue operations of our polyurethane segment, including our wholly-owned subsidiary USSC, and place the segment’s assets and business as available for sale. This decision was made primarily because of a history of significant operating losses. During the quarter ended March 31, 2012, we generated income of $116,000 within this segment, compared to a loss of $449,000 during the same period in 2011. The generation of net income during the quarter, which exceeded our estimates at December 31, 2011, is largely due to sales of assets from within this segment.

Net Income/Loss – We generated a consolidated net income of $2.8 million during the quarter ended March 31, 2012, compared to a consolidated net loss of $1.4 million during the same period in 2011. The $4.2 million improvement in net income is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and an improvement in value of our soybean oil following the addition of the deodorizer to our refinery.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2012, we had working capital, defined as current assets less current liabilities, of approximately $8.4 million, compared to working capital of $7.5 million on March 31, 2011. Working capital increased between periods primarily due to the restructuring of loans with CoBank in November 2011and an increase in net income. In the restructuring, CoBank deferred a $1.3 million debt payment, which would have been due on March 20, 2012, until March 20, 2018. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

A summary of our cash flow from operating, investing and financing activities for each of the three-month periods ended March 31, 2012 and 2011:

	2012	2011

Net cash (used for) operating activities	$(18,485,053)	$(2,681,752)
Net cash (used for) investing activities	(65,713)	(1,275,398)
Net cash from financing activities	18,550,766	3,957,150

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. The $15.8 million increase in cash flows used for operating activities is primarily attributed to a $15.8 million decrease in accrued commodity purchases during the quarter ended March 31, 2012, compared to $5.6 million during the same period in 2011. As a result of a large U.S. soybean crop in the fall of 2011 and the anticipation of a large South American crop, soybean prices decreased dramatically last fall. This decrease caused many of our soybean producers to sell their beans on our price-later program in hopes that soybean prices would increase in the future. During the first quarter of 2012, soybean prices increased upon reports that the South American crop would not be as large as previously estimated, which resulted in many producers pricing and requesting payment for soybeans delivered to us last fall. This increase in cash used for operating activities is partially offset by a $3.6 million improvement in net profit (loss) during the quarter ended March 31, 2012, compared to the same period in 2011.

Cash Flows Used For Investing Activities

The $1.2 million decrease in cash flows used for investing activities is principally due to a decrease in the purchase of property and equipment in 2012, compared to 2011. We purchased $75,000 in property and equipment in the three months ended March 31, 2012, compared to $1.3 million during the same period in 2011. In 2011, our purchase of property and equipment was higher because we were in the process of completing the construction of a deodorizer to our refinery, which was completed in the second quarter of 2011.

Cash Flows Used For Financing Activities

The $14.6 million increase in cash flows from financing activities is principally due to an increase in short-term borrowings as a result of a decrease in accrued commodity purchases, as explained above, during the quarter ended March 31, 2012, compared to the same period in 2011.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $15.5 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is scheduled to be reduced by $1.3 million every six months starting September 20, 2012 until maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $15.5 million and $15.3 million as of March 31, 2012 and 2011, respectively. There are no available funds to borrow under this loan as of March 31, 2012.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2012. The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $40 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance on the working capital loan is $16.0 and $25.9 million as of March 31, 2012 and 2011, respectively. Under this loan, we have an additional $24.0 million in available funds to borrow as of March 31, 2012.

Both CoBank loans are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.85% and 4.35% as of March 31, 2012 and 2011, respectively. As of March 31, 2012 and 2011, the interest rate on the working capital loan is 4.60% and 4.10%, respectively. We were in compliance with all covenants and conditions with CoBank as of March 31, 2012 and the date of this filing.

We also had another note payable totaling $250,000, with an annual interest rate of 5.0%. The principal balance on this note is $0 and $180,000 as of March 31, 2012 and 2011, respectively. We made principal payments totaling $0 and $57,000 on this obligation during the three-month periods ended March 31, 2012 and 2011, respectively.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases with GE Capital, Trinity Capital, Flagship Rail Services and GATX Corporation for hopper rail cars and oil tank cars. Total lease expenses under these arrangements are approximately $0.5 million for each of the three-month periods ended March 31, 2012 and 2011. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $0.4 million for each of the three-month periods ended March 31, 2012 and 2011.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $39,000 for each the three-month periods ended March 31, 2012 and 2011. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We have a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000 and expires on August 31, 2014. Expenses under this agreement were $299,000 and $188,000 for the quarters ended March 31, 2012 and 2011, respectively.

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

Changes in Internal Control Over Financial Reporting. During the first quarter ended March 31, 2012, we made a change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Following the audit of our financial statements for the year ended December 31, 2011, we determined that we had been inaccurately recording the timing of product sales with contract terms of ‘FOB Destination’. Contracts with terms of ‘FOB Destination’ should have been recorded upon the arrival of the product at the agreed-upon destination, but we had been inaccurately recording all sales upon shipment of the product, regardless of the contract terms. Consequently, the consolidated financial statements for the year ended December 31, 2011, as well as the interim periods presented in this report, were adjusted to reflect the correction of this error. To prevent this and other potential errors from occurring in the future, we changed our internal controls over financial reporting by thoroughly reviewing the delivery date on all ‘FOB Destination’ shipments and recording those sales only upon delivery of the product.

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

During the quarter ended March 31, 2012, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2010 Annual Report on Form 10-K.

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

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: May 15, 2012
	By	/s/ Thomas Kersting
Thomas Kersting
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2012
	By	/s/ Mark Hyde
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

