Form 10-Q
period 2012-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2012-08-14
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On August 14, 2012, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

South Dakota Soybean Processors, LLC

Condensed Consolidated Financial Statements

June 30, 2012 and 2011

South Dakota Soybean Processors, LLC

Report of Independent Registered Public Accounting Firm

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of June 30, 2012, the related condensed consolidated statements of operations for the three-month and six-month periods ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

Eide Bailly LLP

August 14, 2012

Greenwood Village, Colorado

South Dakota Soybean Processors, LLC

Condensed Consolidated Balance Sheets

	June 30,
	2012	December 31,
	(Unaudited)	2011
Assets

Current assets
Cash and cash equivalents	$150	$150
Trade accounts receivable	25,790,065	18,630,340
Inventories	33,231,844	29,713,654
Margin deposits	3,632,642	5,618,466
Assets of discontinued division	376,688	889,739
Prepaid expenses	711,532	828,291
Total current assets	63,742,921	55,680,640

Property and equipment	61,446,969	61,123,893
Less accumulated depreciation	(35,576,256)	(34,725,584)
Total property and equipment, net	25,870,713	26,398,309

Other assets
Investments in cooperatives	8,197,832	7,870,663
Notes receivable - members	147,056	147,675
Other intangible assets, net	9,176	10,141
Total other assets	8,354,064	8,028,479

Total assets	$97,967,698	$90,107,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC

Condensed Consolidated Balance Sheets (continued)

	June 30,
	2012	December 31,
	(Unaudited)	2011
Liabilities and Members' Equity

Current liabilities
Excess of outstanding checks over bank balance	$6,233,803	$4,386,782
Current maturities of long-term debt	2,600,000	605,001
Note payable - seasonal loan	16,300,153	-
Accounts payable	852,741	1,145,795
Accrued commodity purchases	23,524,995	41,062,653
Accrued expenses	1,659,105	1,455,734
Accrued interest	323,079	278,666
Liabilities of discontinued division	698	3,488
Total current liabilities	51,494,574	48,938,119

Long-term liabilities
Long-term debt, less current maturities	12,900,000	14,200,000
Deferred liabilities	169,954	47,972
Total long-term liabilities	13,069,954	14,247,972

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and
outstanding, net of subscriptions receivable of $2,259
at June 30, 2012 and December 31, 2011	33,403,170	26,921,337

Total liabilities and members' equity	$97,967,698	$90,107,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC

Condensed Consolidated Statements of Operations (Unaudited)

For the Three-Month and Six-Month Periods Ended June 30, 2012 and 2011

	Three Months Ended June 30:		Six Months Ended June 30:
	2012	2011 (Restated)	2012	2011 (Restated)

Net revenues	$104,849,177	$98,839,629	$190,740,061	$198,726,099

Cost of revenues:
Cost of product sold	89,932,695	91,761,740	163,360,844	183,763,664
Production	3,955,951	3,973,124	7,862,543	7,566,784
Freight and rail	6,340,545	3,871,785	12,067,409	8,740,099
Brokerage fees	120,157	127,637	226,487	209,773
Total cost of revenues	100,349,348	99,734,286	183,517,283	200,280,320

Gross profit (loss)	4,499,829	(894,657)	7,222,778	(1,554,221)

Operating expenses:
Administration	598,564	656,839	1,217,572	1,334,735

Operating income (loss)	3,901,265	(1,551,496)	6,005,206	(2,888,956)

Other income (expense):
Interest expense	(424,035)	(184,469)	(769,267)	(632,766)
Other non-operating income	348,049	563,887	713,884	1,124,447
Patronage dividend income	-	-	576,728	292,207
Total other income (expense)	(75,986)	379,418	521,345	783,888

Income (loss) from continuing operations before income taxes	3,825,279	(1,172,078)	6,526,551	(2,105,068)

Income tax expense	(1,000)	-	(1,000)	(300)

Income (loss) from continuing operations	3,824,279	(1,172,078)	6,525,551	(2,105,368)

Income (loss) from discontinued operations	(160,150)	(356,698)	(43,718)	(805,653)

Net income (loss)	$3,664,129	$(1,528,776)	$6,481,833	$(2,911,021)

Basic and diluted earnings (loss) per capital unit:
Income (loss) from continuing operations	$0.13	$(0.04)	$0.21	$(0.07)
Income (loss) from discontinued operations	(0.01)	(0.01)	(0.00)	(0.03)
Net income (loss)	$0.12	$(0.05)	$0.21	$(0.10)

Weighted average number of capital units outstanding for
calculation of basic and diluted earnings (loss) per
capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six-Month Periods Ended June 30, 2012 and 2011

		2011
	2012	(Restated)
Operating activities
Net income (loss)	$6,481,833	$(2,911,021)
(Income) loss from discontinued operations	43,718	805,653
Income (loss) from continued operations	6,525,551	(2,105,368)
Charges and credits to net income (loss) from continuing
operations not affecting cash:
Depreciation and amortization	883,478	1,033,450
Gain on sales of property and equipment	1,161	14,357
Non-cash patronage dividends	(327,169)	(102,272)
Change in current assets and liabilities	(26,036,278)	6,849,135
Net cash used for operating activities of continuing operations	(18,953,257)	5,689,302
Net cash from (used for) operating activities of
discontinued operations	375,271	(558,762)
Net cash (used for) provided by operating activities	(18,577,986)	5,130,540

Investing activities
Retirement of patronage dividends	-	76,585
Decrease in member loans	619	-
Proceeds from sales of property and equipment	-	5,734
Purchase of property and equipment	(356,078)	(2,117,873)
Net cash used for investing activities of continued operations	(355,459)	(2,035,554)
Net cash used for investing activities of discontinued operations	91,272	(45,194)
Net cash used for investing activities	(264,187)	(2,080,748)

Financing activities
Change in excess of outstanding checks over bank balances	1,847,021	202,420
Net proceeds (payments) from seasonal borrowings	16,300,153	(5,170,467)
Proceeds from long-term debt	1,547,999	2,053,000
Principal payments on long-term debt	(853,000)	-
Net cash from financing activities of continuing operations	18,842,173	(2,915,047)
Net cash used for financing activities of discontinued operations	-	(134,745)
Net cash from (used for) financing activities	18,842,173	(3,049,792)

Net change in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	150	150

Cash and cash equivalents, end of period	$150	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

South Dakota Soybean Processors, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited) - continued

For the Six-Month Periods Ended June 30, 2012 and 2011

Supplemental disclosures of cash flow information
Cash paid during the period for:	2012	2011

Interest	$724,854	$695,537

Income taxes	$-	$-

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 1 -           Principal Activity and Significant Accounting Policies

The financial statements as of and for the periods ended June 30, 2012 and 2011 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2011 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

Note 2 -           Correction of Prior Period

In 2011 the Company recorded all product sales upon shipment of the product regardless of the contract terms. Those contracts with terms of ‘FOB Destination’ should have been recorded upon the arrival of the product at the agreed-upon location. As a result of the Company’s evaluation of this error under SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), the Company determined that this error was material to the condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2011. Consequently, the condensed consolidated financial statements for those periods were adjusted to reflect the correction of this error. In evaluating and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both quantitatively and qualitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99. The following table reflects the impact of the above error to the condensed consolidated statement of operations for the three-month and six-month periods ended June 30, 2011:

(Continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

	As Previously
	Reported	Adjustments	Adjusted
For the Three Months Ended June 30, 2011:
Revenue	$98,556,064	$283,565	$98,839,629
Cost of product sold	91,478,175	283,565	91,761,740
Freight and rail	3,871,785	-	3,871,785
Net loss	(1,528,776)	-	(1,528,776)

For the Six Months Ended June 30, 2011:
Revenue	$198,846,380	$(120,281)	$198,726,099
Cost of product sold	184,529,164	(765,500)	183,763,664
Freight and rail	8,094,880	645,219	8,740,099
Net loss	(2,911,021)	-	(2,911,021)

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

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011

Balances, beginning of period	$-	$-
Amounts charged (credited) to costs and expenses	-	(7,838)
Additions (deductions)	-	7,838

Balances, end of period	$-	$-

(Continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 4 -              Inventories

The Company’s inventories of continued operations consist of the following at June 30, 2012 and December 31, 2011:

	2012	2011

Finished goods	$1,397,088	$11,274,989
Raw materials	31,738,978	18,342,887
Supplies & miscellaneous	95,778	95,778

Totals	$33,231,844	$29,713,654

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Note 5 -           Property and Equipment

	2012
		Accumulated		2011
	Cost	Depreciation	Net	Net

Land	$443,816	$-	$443,816	$443,816
Land improvements	294,461	(72,199)	222,262	231,541
Buildings and improvements	16,464,268	(6,012,105)	10,452,163	10,657,620
Machinery and equipment	42,495,017	(28,798,314)	13,696,703	13,671,639
Company vehicles	32,929	(28,311)	4,618	12,443
Furniture and fixtures	900,378	(665,327)	235,051	260,135
Construction in progress	816,100	-	816,100	1,121,115

Totals	$61,446,969	$(35,576,256)	$25,870,713	$26,398,309

Depreciation of property and equipment of continued operations amounts to $882,512 and $1,032,304 for the six months ended June 30, 2012 and 2011, respectively.

Note 6 -           Note Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank, which prior to the amendment disclosed in Note 11, expired August 1, 2012. The Company may borrow up to $40 million under this agreement to finance inventory and accounts receivable. Interest accrues at a variable rate (4.60% at June 30, 2012). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $16,300,153 and $0 at June 30, 2012 and December 31, 2011, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $23,700,000 as of June 30, 2012.

(Continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 7 -           Long-Term Debt

	2012	2011

Revolving term loan from CoBank, interest at variable rates (4.85%
and 4.55% at June 30, 2012 and December 31, 2011,
respectively), secured by substantially all property and equipment.
Loan matures March 20, 2018.	$15,500,000	$14,805,001
Less current maturities	(2,600,000)	(605,001)

Totals	$12,900,000	$14,200,000

The Company entered into a Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 6, with CoBank. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $15,500,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2012 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $15,500,000 and $14,805,001 as of June 30, 2012 and December 31, 2011, respectively. There were no remaining commitments available to borrow on the revolving term loan as of June 30, 2012.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of June 30, 2012.

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

(Continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

As of June 30, 2012 and December 31, 2011, the value of the Company’s open futures, options and forward contracts was approximately $(1,771,887) and $(3,235,056), respectively.

		Amounts As of June 30, 2012
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$9,067,338	$10,839,225

		Amounts As of December 31, 2011
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$6,118,915	$9,353,971

During the three-month and six-month periods ended June 30, 2012 and 2011, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on		Net Gain (Loss) Recognized on
	Derivative Activities for the Three-		Derivative Activities for the Six-
	Month Periods Ending June 30:		Month Periods Ending June 30:
	2012	2011	2012	2011
Derivatives not designated as hedging instruments: Commodity contracts	$2,066,421	$1,031,501	$4,411,595	$(189,812)

The Company recorded gains (losses) of $4,411,595 and $(189,812) in cost of goods sold related to its commodity derivative instruments for the six-month periods ended June 30, 2012 and 2011, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2012 and December 31, 2011:

	Fair Value as of June 30, 2012
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash & cash equivalents	$150	$-	$-	$150
Inventory	$(1,771,887)	$34,413,555	$-	$32,641,668
Margin deposits	$3,632,642	$-	$-	$3,632,642
Assets of discontinued
division	$-	$-	$376,688	$376,688

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash & cash equivalents	$150	$-	$-	$150
Inventory	$(3,235,056)	$32,633,988	$-	$29,398,932
Margin deposits	$5,618,466	$-	$-	$5,618,466
Assets of discontinued
division	$36,061	$-	$853,678	$889,739

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

Segment information for the three-month and six-month periods ended June 30, 2012 and 2011 are as follows:

	Soybean
	Processing	Polyurethane	Total
For the Three Months Ended June 30, 2012:
Sales to external customers	$104,849,177	$53,988	$104,903,165
Intersegment sales	-	-	-
Depreciation and amortization	444,486	-	444,486
Interest expense	424,035	-	424,035
Segment income (loss)	3,824,279	(160,150)	3,664,129
Segment assets	97,591,010	376,688	97,967,698
Expenditures for segment assets	356,078	-	356,078

For the Three Months Ended June 30, 2011 (restated):
Sales to external customers	$98,839,629	$463,317	$99,302,946
Intersegment sales	88,452	-	88,452
Depreciation and amortization	548,039	55,769	603,808
Interest expense	184,469	94,913	279,382
Segment income (loss)	(1,172,078)	(356,698)	(1,528,776)
Segment assets	80,432,110	4,015,027	84,447,137
Expenditures for segment assets	788,411	-	788,411

(Continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

	Soybean
	Processing	Polyurethane	Total
For the Six Months Ended June 30, 2012:
Sales to external customers	$190,740,061	$461,931	$191,201,992
Intersegment sales	1,089	-	1,089
Depreciation and amortization	883,478	-	883,478
Interest expense	769,267	-	769,267
Segment loss	6,525,551	(43,718)	6,481,833
Expenditures for segment assets	356,078	-	356,078

For the Six Months Ended June 30, 2011 (restated):
Sales to external customers	$198,726,099	$967,183	$199,693,282
Intersegment sales	209,061	-	209,061
Depreciation and amortization	1,033,450	111,909	1,145,359
Interest expense	632,766	184,731	817,497
Segment income (loss)	(2,105,368)	(805,653)	(2,911,021)
Expenditures for segment assets	2,117,873	-	2,117,873

Due to a history of losses within the polyurethane segment, the Company is currently planning to exit the polyurethane industry. As of the date of this filing, the Company is currently researching every available option regarding its assets and its 100% ownership interest in USSC.

Note 11 -        Subsequent Event

Except for the event listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

On July 23, 2012, the Company entered into an amendment of our loan agreements with CoBank. The amendment extended the maturity date of our seasonal loan from August 1, 2012 to August 1, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and six-month periods ended June 30, 2012, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2011.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2011.

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

In the six-month period ended June 30, 2012 we recorded a net income of $6.5 million largely due to improved soybean quality and meal demand. The quality of the local soybean crop from the 2011 harvest has been excellent, with the beans being very low in moisture, high in oil and protein content, and producing record yields for our facility. Demand for soybean meal has also increased in 2012 due to a reduction in the supply of distillers grains as a result of the recent decline in ethanol production. With the high price of corn, which is used to produce ethanol, and the relatively low price for petroleum, we expect distillers grains to continue to be a costly substitute to soybean meal. The price of canola meal, however, may decrease this fall due to a record crop, which may cause it to work its way into additional feed rations.

While our improved results during the first six months of 2012 are encouraging, we remain cautious in our optimism about the next six months. We are concerned about the quality and quantity of soybeans of this fall’s harvest, largely because of drought conditions currently in the area which could significantly reduce the supply for processing. On July 16, 2012 the U.S. Department of Agriculture downgraded the quality of the U.S. soybean crop, rating 30% of the soybeans as ‘poor’ or ‘very poor’. In addition, commodity prices have substantially increased as a result of the drought which could reduce demand for our meal and oil products.

Despite our guarded optimism, we are pleased by the start of 2012. Our plant is performing well. We also are maximizing the quality of the beans through the hard work of our employees, and the addition of the deodorizer is contributing nicely to our bottom line.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2012 and 2011

	Quarter Ended June 30, 2012		Quarter Ended June 30, 2011 (Restated)
	$	% of Revenue	$	% of Revenue

Revenue	$104,849,177	100.0	$98,839,629	100.0
Cost of revenues	(100,349,348)	(95.7)	(99,734,286)	(100.9)
Operating expenses	(598,564)	(0.6)	(656,839)	(0.7)
Other income (expense)	(75,986)	(0.1)	379,418	0.4
Income tax expense	(1,000)	(0.0)	--	--
Income (loss) from continuing operations	3,824,279	3.6	(1,172,078)	(1.2)
Income (loss) from discontinued operations	(160,150)	(0.1)	(356,698)	(0.3)

Net income (loss)	$3,664,129	3.5	$(1,528,776)	(1.5)

Revenue – Consolidated revenue increased $6.0 million, or 6.1%, for the second quarter of 2012, compared to the same period in 2011. The increase in revenues is primarily due to increases in sales volume of soybean meal and the average sales price of all soybean products (meal, oil, hulls and refined oil by-products). During the second quarter of 2012, we processed approximately 11.4% in additional soybeans than during the same period of 2011, which increased the amount of soybean products available to sell. The average sales price of our soybean products also increased approximately 6.8% in the three-month period ended June 30, 2012, compared to the same period in 2011. The increase in sale price is primarily due to the anticipation of a poor 2012 crop due to drought, which caused substantial price increases in many commodities including soybean meal, oil and hulls. The increase in revenue is partially offset by a decrease in sales volume of soybean oil due to a weaker demand for such oil from the biodiesel market. During the three-month period ended June 30, 2011, we purchased, refined and resold approximately 24 million pounds of soybean oil as a result of the strong demand at the time from biodiesel producers, compared to only 0.5 million during the same period in 2012.

Gross Profit/Loss – For the second quarter of 2012, we generated a consolidated gross profit of $4.5 million, compared to a $0.9 million gross loss for the same period in 2011. The $5.4 million improvement in gross profit is primarily attributed to improved soybean quality within our region and an improvement in demand for soybean meal. While much of the U.S. soybean processors are dealing with poor soybean quality due to a hard freeze early last fall, the locally-grown beans that we received, and continue to receive, were low in moisture, high in oil and protein content, and produced higher than historical yields. In addition to the improved soybean quality, demand for soybean meal has increased in the quarter ended June 30, 2012, compared the same period in 2011. As a result of a reduction in ethanol production, the supply of distillers grains, which is a substitute for soybean meal, has decreased, increasing the demand for soybean meal.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $58,000, or 8.9%, for the three-month period ended June 30, 2012, compared to the same period in 2011. The decrease is largely due to a reduction in personnel costs following the resignation of our former chief executive officer on March 28, 2011. Our new chief executive officer, Tom Kersting, who served previously as our commercial manager and had been employed with us since 1996, immediately assumed duties as chief executive officer but did not enter into any new compensatory plan as a result of his additional responsibilities.

Interest Expense – Interest expense increased to $424,000 during the three-month period ended June 30, 2012, compared to $184,000 in the same period in 2011. This increase is due to increased debt levels used for continuing operations resulting from increased inventory quantities and commodity prices. The average debt level during the three-month period ended June 30, 2012 is approximately $29.6 million, compared to $22.5 million for the same period in 2011. Similarly, interest rates on our seasonal and long-term loans increased during the second quarter of 2012, compared to the same period in 2011. As of June 30, 2012, the interest rate on our seasonal line of credit was 4.60%, compared to 4.19% as of June 30, 2011.

Other Non-Operating Income – Consolidated other non-operating income decreased $216,000, or 38.3%, for the three-month period ended June 30, 2012, compared to the same period in 2011. The decrease is primarily due to a decrease in oil storage income arising from our issuance of warehouse receipts on CME soybean oil contracts. We stored less oil on CME oil contracts in the three-month period ended June 30, 2012, because, after storing considerable oil in the three-month period ended June 30, 2011, the biodiesel market increased its demand for soybean oil during the second half of 2011. As a result, entities for which a CME contract was in effect began taking delivery on approximately half of the oil we had stored for the CME, thus reducing our oil storage income in 2012.

Income (Loss) from Discontinued Operations – In 2011, we decided to discontinue operations of our polyurethane segment, including our wholly-owned subsidiary USSC, and place the segment’s assets and business as available for sale. This decision was made primarily because of a history of significant operating losses. During the quarter ended June 30, 2012, we generated a loss of $160,000 within this segment, compared to $357,000 during the same period in 2011.

Net Income/Loss – We generated a consolidated net income of $3.7 million during the second quarter of 2012, compared to a consolidated net loss of $1.5 million during the same period in 2011. The $5.2 million improvement in net income is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and an improvement in soybean meal demand.

Comparison of the six months ended June 30, 2012 and 2011

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011 (Restated)
	$	% of Revenue	$	% of Revenue

Revenue	$190,740,061	100.0	$198,726,099	100.0
Cost of revenues	(183,517,283)	(96.2)	(200,280,320)	(100.8)
Operating expenses	(1,217,572)	(0.6)	(1,334,735)	(0.7)
Other income (expense)	521,345	0.2	783,888	0.4
Income tax expense	(1,000)	(0.0)	(300)	--
Income (loss) from continuing operations	6,525,551	3.4	(2,105,368)	(1.1)
Income (loss) from discontinued operations	(43,718)	(0.0)	(805,653)	(0.4)

Net income (loss)	$6,481,833	3.4	$(2,911,021)	(1.5)

Revenue – Consolidated revenue decreased $8.0 million, or 4.0%, for the six-month period ended June 30, 2012, compared to the same period in 2011. The decrease in revenues is primarily due to a decrease in sales volume of soybean oil due to a weaker demand for such oil from the biodiesel market. During the six-month period ended June 30, 2011, we purchased, refined and resold approximately 34 million pounds of soybean oil as a result of strong demand at the time from biodiesel producers, compared to only 0.8 million during the same period in 2012. The decrease in revenue is partially offset by increases in sales volume of soybean meal and the average sales price of soybean oil. During the first six months of 2012, we processed approximately 9.1% more soybeans than during the same period of 2011, which increased the amount of soybean products available to sell. The average sales price of our soybean oil also increased approximately 4.9% in the six-month period ended June 30, 2012, compared to the same period in 2011, largely due to an improvement in value of our soybean oil following the addition of the deodorizer to our refinery.

Gross Profit/Loss – We generated a consolidated gross profit of $7.2 million during the six-month period ended June 30, 2012, compared to a $1.6 million gross loss for the same period in 2011. The $8.8 million improvement in gross profit is primarily attributed to improved soybean quality within our region and an improvement in value of our soybean oil following the addition of a deodorizer in the second quarter of 2011. While much of the U.S. soybean processors are dealing with poor soybean quality due to a hard freeze early last fall, the locally-grown beans that we received, and continue to receive, were low in moisture, high in oil and protein content, and produced higher than historical yields. In addition to the improved soybean quality, demand for soybean meal has increased in the six months ended June 30, 2012, compared the same period in 2011. As a result of a reduction in ethanol production, the supply of distillers grains, which is a substitute for soybean meal, has decreased, increasing the demand for soybean meal.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $117,000, or 8.8%, for the six-month period ended June 30, 2012, compared to the same period in 2011. The decrease is largely due to a reduction in personnel costs following the resignation of our former chief executive officer on March 28, 2011. Our new chief executive officer, Tom Kersting, who served previously as our commercial manager and had been employed with us since 1996, immediately assumed duties as chief executive officer but did not enter into any new compensatory plan as a result of his additional responsibilities.

Interest Expense – Interest expense increased by $137,000 during the six-month period ended June 30, 2012, compared to the same period in 2011. This increase is due to increased interest rates on our senior debt with CoBank. As of June 30, 2012, the interest rate on our seasonal line of credit was 4.60%, compared to 4.19% as of June 30, 2011.

Other Non-Operating Income – Consolidated other non-operating income decreased $126,000, or 8.9% for the six-month period ended June 30, 2012, compared to the same period in 2011. The decrease is primarily due to a decrease in oil storage income arising from our issuance of warehouse receipts on a CME soybean oil contract. We stored less oil on a CME oil contract in the six-month period ended June 30, 2012 because, after storing considerable oil in the six month period ended June 30, 2011, the biodiesel market increased its demand for soybean oil during the second half of 2011. As a result, entities for which a CME contract was in effect began taking delivery on approximately half of the oil we had stored for the CME, thus reducing our oil storage income in 2012. The decrease in other non-operating income is partially offset by increases in patronage allocations received from our associated cooperatives, including CoBank and Minnesota Soybean Processors.

Income (Loss) from Discontinued Operations – In 2011, we decided to discontinue operations of our polyurethane segment, including our wholly-owned subsidiary USSC, and place the segment’s assets and business as available for sale. This decision was made primarily because of a history of significant operating losses. During the six-month period ended June 30, 2012, we generated a loss of $44,000 within this segment, compared to a loss of $806,000 during the same period in 2011.

Net Income/Loss – We generated a consolidated net income of $6.5 million during the six-month period ended June 30, 2012, compared to a consolidated net loss of $2.9 million during the same period in 2011. The $9.4 million improvement in net income is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and an improvement in soybean meal demand.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2012, we had working capital, defined as current assets less current liabilities, of approximately $12.2 million, compared to working capital of $5.8 million on June 30, 2011. Working capital increased between periods primarily due to an increase in net income and the restructuring of loans with CoBank in November 2011. In the restructuring, CoBank deferred a $1.3 million debt payment, which would have been due on March 20, 2012, until March 20, 2018. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

A summary of our cash flow from operating, investing and financing activities for each of the six-month periods ended June 30, 2012 and 2011:

	2012	2011

Net cash (used for) from operating activities	$(18,577,986)	$5,130,540
Net cash (used for) investing activities	(264,187)	(2,080,748)
Net cash from (used for) financing activities	18,842,173	(3,049,792)

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. The $23.7 million change in cash flows used for operating activities is primarily attributed to an increase in commodity prices and decrease in accrued commodity purchases in 2012, compared to 2011. During the six-month period ended June 30, 2012, we increased our inventory by $3.5 million, compared to a $19.2 million decrease during the same period in 2011, largely due to the steep increase in commodity prices. Commodity price rose because of a poorer South American crop than originally estimated and drought conditions straining most of the U.S.

In addition to the increase in commodity prices, accrued commodity purchases decreased by $17.5 million during the six months ended June 30, 2012, compared to $11.2 million during the same period in 2011. As a result of a large U.S. soybean crop in the fall of 2011 and the anticipation of a large South American crop, soybean prices decreased dramatically last fall. This decrease caused many of our soybean producers to sell soybeans to us last fall on our price-later program, presumably in hopes that soybean prices would increase in the future. During the six-month period ended June 30, 2012, soybean prices did in fact increase. This resulted in many producers locking in prices and requesting payment for soybeans previously delivered last fall. This increase in cash used for operating activities is partially offset by a $9.4 million improvement in net profit (loss) during the six months ended June 30, 2012, compared to the same period in 2011.

Cash Flows Used For Investing Activities

The $1.8 million decrease in cash flows used for investing activities is principally due to a decrease in the purchase of property and equipment in 2012, compared to 2011. We purchased $0.4 million in property and equipment in the six months ended June 30, 2012, compared to $2.1 million during the same period in 2011. In 2011, our purchase of property and equipment was higher because we were in the process of completing the construction of the deodorizer to our refinery, which was completed in the second quarter of 2011.

Cash Flows Used For Financing Activities

The $21.9 million change in cash flows from (used for) financing activities is principally due to an increase in short-term borrowings as a result of the increase in inventory and decrease in accrued commodity purchases, as noted above, during the six months ended June 30, 2012, compared to the same period in 2011.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $15.5 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is scheduled to be reduced by $1.3 million every six months starting on September 20, 2012 and ending at the credit line’s maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $15.5 million and $15.9 million as of June 30, 2012 and 2011, respectively. Under this loan, we have no available funds to borrow as of June 30, 2012.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2013. The primary purpose of this loan is to finance inventory and receivables. The maximum available under this credit line is $40 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance outstanding on the working capital loan is $16.3 and $19.6 million as of June 30, 2012 and 2011, respectively. Under this loan, we have an additional $23.7 million in available funds to borrow as of June 30, 2012.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.85% and 4.44% as of June 30, 2012 and 2011, respectively. As of June 30, 2012 and 2011, the interest rate on the working capital loan is 4.60% and 4.19%, respectively. We were in compliance with all covenants and conditions under the loans as of June 30, 2012 and the date of this filing.

We also had another note payable totaling $250,000, with an annual interest rate of 5.0%. The principal balance on this note is $0 and $103,000 as of June 30, 2012 and 2011, respectively. We made principal payments totaling $0 and $135,000 on this obligation during the six-month periods ended June 30, 2012 and 2011, respectively.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases for hopper rail cars and oil tank cars with GE Capital, Trinity Capital, Flagship Rail Services and GATX Corporation. Total lease expenses under these arrangements are approximately $1.1 million for each of the six-month periods ended June 30, 2012 and 2011. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $0.8 million and $0.7 million for the six-month periods ended June 30, 2012 and 2011, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $81,000 and $128,000 for the six-month periods ended June 30, 2012 and 2011, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We have a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000 and expires on August 31, 2014. Expenses under this agreement were $502,000 and $314,000 for the six months ended June 30, 2012 and 2011, respectively.

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

Inventory Valuation

We account for our inventories at estimated net realizable market value. These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing, and have predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Processed product price estimates are determined by the ending sales contract price as of the close of the final day of the period. This price is determined by the closing price on the Chicago Mercantile Exchange (CME), net of the local basis, for the last two business days of the period and the first business day of the subsequent period. Changes in the market values of these inventories are recognized as a component of cost of goods sold.

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

Changes in Internal Control Over Financial Reporting. There were no changes to internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

During the quarter ended June 30, 2012, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2011 Annual Report on Form 10-K.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Mine Safety Disclosures.

None.

Item 5.           Other Information.

None.

Item 6.           Exhibits.

See Exhibit Index.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA
SOYBEAN PROCESSORS, LLC

Dated: August 14, 2012
	By	/s/ Thomas Kersting
Thomas Kersting
Chief Executive Officer (Principal Executive Officer)
Dated: August 14, 2012
	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO

FORM 10-Q

OF

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Revolving Credit Loan Supplement dated July 23, 2012
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

(1) Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-75804).

(2) Incorporated by reference from the same numbered exhibit to the issuer’s Form 8-K filed on June 21, 2012.

(3) Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-Q filed on August 14, 2002.

(4) Incorporated by reference from the same numbered exhibit to the issuer’s Registration Statement on Form S-4 (File No. 333-75804).

