Form 10-Q
period 2012-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2012-11-14
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On November 14, 2012, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

South Dakota Soybean Processors, LLC

Condensed Consolidated Financial Statements

September 30, 2012 and 2011

South Dakota Soybean Processors, LLC

Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Managers

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have reviewed the condensed consolidated balance sheet of South Dakota Soybean Processors, LLC (the “Company”), as of September 30, 2012, the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

Eide Bailly LLP

November 14, 2012

Greenwood Village, Colorado

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	September 30,
	2012	December 31,
	(Unaudited)	2011
Assets

Current assets
Cash and cash equivalents	$50	$150
Trade accounts receivable	26,564,252	18,630,340
Inventories	99,591,827	29,713,654
Margin deposits	38,892	5,618,466
Assets of discontinued division	323,301	889,739
Prepaid expenses	677,227	828,291
Total current assets	127,195,549	55,680,640

Property and equipment	62,316,894	61,123,893
Less accumulated depreciation	(35,890,518)	(34,725,584)
Total property and equipment, net	26,426,376	26,398,309

Other assets
Investments in cooperatives	8,197,832	7,870,663
Notes receivable - members	147,056	147,675
Other intangible assets, net	8,693	10,141
Total other assets	8,353,581	8,028,479

Total assets	$161,975,506	$90,107,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets (continued)

	September 30,
	2012	December 31,
	(Unaudited)	2011
Liabilities and Members' Equity

Current liabilities
Excess of outstanding checks over bank balance	$18,285,816	$4,386,782
Current maturities of long-term debt	2,600,000	605,001
Note payable - seasonal loan	26,505,978	-
Accounts payable	1,124,430	1,145,795
Accrued commodity purchases	62,846,051	41,062,653
Accrued expenses	2,125,641	1,455,734
Accrued interest	422,314	278,666
Liabilities of discontinued division	735	3,488
Total current liabilities	113,910,965	48,938,119

Long-term liabilities
Long-term debt, less current maturities	11,600,000	14,200,000
Deferred liabilities	154,200	47,972
Total long-term liabilities	11,754,200	14,247,972

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding, net of subscriptions receivable of $2,259 at September 30, 2012 and December 31, 2011	36,310,341	26,921,337

Total liabilities and members' equity	$161,975,506	$90,107,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month and Nine-Month Periods Ended September 30, 2012 and 2011

	Three Months Ended September 30:		Nine Months Ended September 30:
	2012	2011 (Restated)	2012	2011 (Restated)

Net revenues	$103,535,868	$98,669,755	$294,275,929	$297,395,854

Cost of revenues:
Cost of product sold	90,108,261	89,577,774	253,469,105	273,341,438
Production	4,287,433	3,720,606	12,149,976	11,287,390
Freight and rail	5,516,331	4,882,098	17,583,740	13,622,197
Brokerage fees	133,241	163,543	359,728	373,316
Total cost of revenues	100,045,266	98,344,021	283,562,549	298,624,341

Gross profit (loss)	3,490,602	325,734	10,713,380	(1,228,487)

Operating expenses:
Administration	534,618	497,394	1,752,190	1,832,129

Operating income (loss)	2,955,984	(171,660)	8,961,190	(3,060,616)

Other income (expense):
Interest expense	(531,847)	(371,215)	(1,301,114)	(1,003,981)
Other non-operating income	546,585	667,870	1,260,469	1,792,317
Patronage dividend income	-	-	576,728	292,207
Total other income (expense)	14,738	296,655	536,083	1,080,543

Income (loss) from continuing operations before income taxes	2,970,722	124,995	9,497,273	(1,980,073)

Income tax expense	-	-	(1,000)	(300)

Income (loss) from continuing operations	2,970,722	124,995	9,496,273	(1,980,373)

Income (loss) from discontinued operations	(63,551)	(366,784)	(107,269)	(1,172,437)

Net income (loss)	$2,907,171	$(241,789)	$9,389,004	$(3,152,810)

Basic and diluted earnings (loss) per capital unit:
Income (loss) from continuing operations	$0.10	$0.00	$0.31	$(0.07)
Income (loss) from discontinued operations	(0.00)	(0.01)	(0.00)	(0.04)
Net income (loss)	$0.10	$(0.01)	$0.31	$(0.10)

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine-Month Periods Ended September 30, 2012 and 2011

		2011
	2012	(Restated)
Operating activities
Net income (loss)	$9,389,004	$(3,152,810)
(Income) loss from discontinued operations	107,269	1,172,437
Income (loss) from continued operations	9,496,273	(1,980,373)
Charges and credits to net income (loss) from continuing operations not affecting cash:
Depreciation and amortization	1,326,791	1,610,564
Gain on sales of property and equipment	1,161	14,357
Non-cash patronage dividends	(327,169)	(102,272)
Change in current assets and liabilities	(49,399,631)	10,573,559
Net cash used for operating activities of continuing operations	(38,902,575)	10,115,835
Net cash from (used for) operating activities of discontinued operations	365,144	(442,407)
Net cash (used for) provided by operating activities	(38,537,431)	9,673,428

Investing activities
Retirement of patronage dividends	-	76,585
Decrease in member loans	619	-
Proceeds from sales of property and equipment	-	5,734
Purchase of property and equipment	(1,354,571)	(2,461,882)
Net cash used for investing activities of continued operations	(1,353,952)	(2,379,563)
Net cash used for investing activities of discontinued operations	91,272	(39,745)
Net cash used for investing activities	(1,262,680)	(2,419,308)

Financing activities
Change in excess of outstanding checks over bank balances	13,899,034	7,052,054
Net proceeds (payments) from seasonal borrowings	26,505,978	(15,000,570)
Proceeds from long-term debt	1,547,999	2,232,000
Principal payments on long-term debt	(2,153,000)	(1,300,000)
Net cash from financing activities of continuing operations	39,800,011	(7,016,516)
Net cash used for financing activities of discontinued operations	-	(237,604)
Net cash from (used for) financing activities	39,800,011	(7,254,120)

Net change in cash and cash equivalents	(100)	-

Cash and cash equivalents, beginning of period	150	150

Cash and cash equivalents, end of period	$50	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

5

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited) - continued
For the Nine-Month Periods Ended September 30, 2012 and 2011

Supplemental disclosures of cash flow information
Cash paid during the period for:	2012	2011

Interest	$1,157,466	$1,021,687

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 1 -         Principal Activity and Significant Accounting Policies

The financial statements as of and for the periods ended September 30, 2012 and 2011 reflect, in the opinion of management of South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”), all normal recurring adjustments necessary for a fair statement of the financial position and results of operations and cash flows for the interim periods presented. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2011 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 2 -         Correction of Prior Period

In 2011 the Company recorded all product sales upon shipment of the product regardless of the contract terms. Those contracts with terms of ‘FOB Destination’ should have been recorded upon the arrival of the product at the agreed-upon location. As a result of the Company’s evaluation of this error under SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB 108), the Company determined that this error was material to the condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2011. Consequently, the condensed consolidated financial statements for those periods were adjusted to reflect the correction of this error. In evaluating and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both quantitatively and qualitatively as prescribed by the SEC’s Staff Accounting Bulletin No. 99. The following table reflects the impact of the above error to the condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2011:

	As Previously
	Reported	Adjustments	Adjusted
For the Three Months Ended September 30, 2011:
Revenue	$95,440,840	$3,228,915	$98,669,755
Cost of product sold	86,348,859	3,228,915	89,577,774
Freight and rail	4,882,098	-	4,882,098
Net loss	(241,789)	-	(241,789)

For the Nine Months Ended September 30, 2011:
Revenue	$294,287,220	$3,108,634	$297,395,854
Cost of product sold	270,878,023	2,463,415	273,341,438
Freight and rail	12,976,978	645,219	13,622,197
Net loss	(3,152,810)	-	(3,152,810)

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

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011

Balances, beginning of period	$-	$-
Amounts charged (credited) to costs and expenses	-	(7,838)
Additions (deductions)	-	7,838

Balances, end of period	$-	$-

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 4 -         Inventories

The Company’s inventories of continued operations consist of the following at September 30, 2012 and December 31, 2011:

	2012	2011

Finished goods	$15,484,546	$11,274,989
Raw materials	84,011,503	18,342,887
Supplies & miscellaneous	95,778	95,778

Totals	$99,591,827	$29,713,654

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Note 5 -         Property and Equipment

	2012
		Accumulated		2011
	Cost	Depreciation	Net	Net

Land	$443,816	$-	$443,816	$443,816
Land improvements	294,461	(76,838)	217,623	231,541
Buildings and improvements	16,464,268	(6,114,834)	10,349,434	10,657,620
Machinery and equipment	42,693,856	(28,987,925)	13,705,931	13,671,639
Company vehicles	32,929	(31,094)	1,835	12,443
Furniture and fixtures	914,945	(679,827)	235,118	260,135
Construction in progress	1,472,619	-	1,472,619	1,121,115

Totals	$62,316,894	$(35,890,518)	$26,426,376	$26,398,309

Depreciation of property and equipment of continued operations amounts to $1,326,791 and $1,610,564 for the nine months ended September 30, 2012 and 2011, respectively.

Note 6 -         Note Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank expires August 1, 2013. The Company, which prior to the amendment disclosed in Note 11, could borrow up to $40 million under this agreement to finance inventory and accounts receivable. Interest accrues at a variable rate (4.57% at September 30, 2012). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $26,505,978 and $0 at September 30, 2012 and December 31, 2011, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $13,500,000 as of September 30, 2012.

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 7 - Long-Term Debt

	2012	2011

Revolving term loan from CoBank, interest at variable rates (4.82% and 4.55% at September 30, 2012 and December 31, 2011, respectively), secured by substantially all property and equipment. Loan matures March 20, 2018.	$14,200,000	$14,805,001
Less current maturities	(2,600,000)	(605,001)

Totals	$11,600,000	$14,200,000

The Company entered into a Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 6, with CoBank. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $15,500,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2012 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $14,200,000 and $14,805,001 as of September 30, 2012 and December 31, 2011, respectively. There were no remaining commitments available to borrow on the revolving term loan as of September 30, 2012.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of September 30, 2012.

The minimum principal payments on long-term debt obligations are expected to be as follows:

For the twelve-month periods ending September 30:
2013	$2,600,000
2014	2,600,000
2015	2,600,000
2016	2,600,000
2017	2,600,000
Thereafter	1,200,000

Total	$14,200,000

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 8 -         Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded in inventory on the Company’s consolidated balance sheets at fair value as discussed in Note 9, Fair Value of Financial Instruments.

As of September 30, 2012 and December 31, 2011, the value of the Company’s open futures, options and forward contracts was approximately $3,922,787 and $(3,235,056), respectively.

		Amounts As of September 30, 2012
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,985,922	$2,063,135

		Amounts As of December 31, 2011
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$6,118,915	$9,353,971

During the three-month and nine-month periods ended September 30, 2012 and 2011, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on		Net Gain (Loss) Recognized on
	Derivative Activities for the Three-		Derivative Activities for the Nine-
	Month Periods Ending September 30:		Month Periods Ending September 30:
	2012	2011	2012	2011
Derivatives not designated as hedging instruments:
Commodity contracts	$(1,405,887)	$(817,036)	$3,005,708	$(1,006,848)

The Company recorded gains (losses) of $3,005,708 and $(1,006,848) in cost of goods sold related to its commodity derivative instruments for the nine-month periods ended September 30, 2012 and 2011, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2012 and December 31, 2011:

	Fair Value as of September 30, 2012
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash & cash equivalents	$50	$-	$-	$50
Inventory	$3,922,787	$95,091,520	$-	$99,014,307
Margin deposits	$38,892	$-	$-	$38,892
Assets of discontinued division	$-	$-	$323,301	$323,301

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash & cash equivalents	$150	$-	$-	$150
Inventory	$(3,235,056)	$32,633,988	$-	$29,398,932
Margin deposits	$5,618,466	$-	$-	$5,618,466
Assets of discontinued division	$36,061	$-	$853,678	$889,739

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

The carrying amount of accounts receivable approximates fair value due to the short term nature. The fair value of the Company’s long-term debt approximates the carrying value. The interest rates on the long-term debt are similar to rates the Company would be able to obtain currently in the market.

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

Segment information for the three-month and nine-month periods ended September 30, 2012 and 2011 are as follows:

	Soybean
	Processing	Polyurethane	Total
For the Three Months Ended September 30, 2012:
Sales to external customers	$103,535,868	$1,613	$103,537,481
Intersegment sales	-	-	-
Depreciation and amortization	443,313	-	443,313
Interest expense	531,847	-	531,847
Segment income (loss)	2,970,722	(63,551)	2,907,171
Segment assets	161,652,205	323,301	161,975,506
Expenditures for segment assets	1,354,571	-	1,354,571

For the Three Months Ended September 30, 2011 (restated):
Sales to external customers	$98,669,755	$395,343	$99,065,098
Intersegment sales	-	-	-
Depreciation and amortization	577,114	55,718	632,832
Interest expense	371,215	94,048	465,263
Segment income (loss)	124,995	(366,784)	(241,789)
Segment assets	80,260,216	3,496,186	83,756,402
Expenditures for segment assets	344,009	-	344,009

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Soybean
	Processing	Polyurethane	Total
For the Nine Months Ended September 30, 2012:
Sales to external customers	$294,275,929	$463,544	$294,739,473
Intersegment sales	1,089	-	1,089
Depreciation and amortization	1,326,791	-	1,326,791
Interest expense	1,301,114	-	1,301,114
Segment income (loss)	9,496,273	(107,269)	9,389,004
Expenditures for segment assets	1,354,571	-	1,354,571

For the Nine Months Ended September 30, 2011 (restated):
Sales to external customers	$297,395,854	$1,362,526	$298,758,380
Intersegment sales	209,061	-	209,061
Depreciation and amortization	1,610,564	167,627	1,778,191
Interest expense	1,003,981	278,779	1,282,760
Segment loss	(1,980,373)	(1,172,437)	(3,152,810)
Expenditures for segment assets	2,461,882	-	2,461,882

Due to a history of losses within the polyurethane segment, the Company decided to discontinue operations of its polyurethane segment. As of the date of this filing, the Company has sold most of this segment’s assets, including its intellectual property.

Note 11 -         Subsequent Event

Except for the event listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

On October 4, 2012, the Company entered into an amendment of the Master Loan Agreement with CoBank. The amendment increased the maximum amount available to borrow under the seasonal loan from $40 million to $50 million until May 1, 2013, at which time it will decrease back to $40 million. In addition, the interest rates on both loans decreased by 0.6%. Prior to the amendment, the interest rates on the seasonal and revolving term loans were subject to LIBOR (One-Month LIBOR Index Rate) plus 4.35% and 4.60%, respectively. Under the amendment, the interest rates on the seasonal and revolving term loans were subject to LIBOR (One-Month LIBOR Index Rate) plus 3.75% and 4.00%, respectively. Lastly, the working capital covenant was amended. Prior to the amendment, our minimum working capital covenant was $8.0 million at the end of each fiscal year and $5.5 million at the end of each other period for which financials are the be furnished. After the amendment, our minimum working capital covenant is increased to $11.0 million at the end of each fiscal year and $9.0 million at the end of each other period. All other material items and conditions under the Master Loan Agreement and subsequent amendments remained the same following this amendment.

As a result of history of significant operating losses from its subsidiary company, the Company’s Board of Managers unanimously approved the dissolution of USSC on October 16, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and nine-month periods ended September 30, 2012, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2011.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2011.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

Our core business and primary source of income generation is our soybean processing plant located in Volga, South Dakota. We process approximately 27 million bushels of soybeans annually, producing approximately 600,000 tons of high protein soybean meal and 300 million pounds of crude soybean oil. Our production represents approximately 1.3% of the total soybean processing capacity in the U.S. In addition to our processing plant, we operate a soybean oil refinery in Volga where we refine the crude soybean oil for customers in the food, chemical and industrial sectors. In the second quarter of 2011, we completed construction of a deodorizer to our refinery, which allows us to produce and sell food-grade soybean oil and opens a new customer base for our products. Also, under certain market conditions we may issue warehouse receipts for crude soybean oil according to the terms and conditions of a Chicago Mercantile Exchange Group (CME) soybean oil contract.

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

In the nine-month period ended September 30, 2012 we recorded a net income of $9.4 million attributable to a broad set of factors. Overall, all sectors of our plant have been contributing to a strong bottom line. First, we have been well positioned from a marketing perspective in how we buy beans and sell our products. The quality of the local soybean crop has improved over previous years, with beans being very low in moisture, higher in oil and protein content, and producing strong yields for our facility. Demand for soybean meal also has increased in 2012 due to a reduction in the supply of a competing feedstock, distillers grains, as a result of the recent decline in ethanol production. Second, we have experienced an improvement in plant efficiencies, where we have focused on yields and energy savings. Third, we have experienced a steady increase in customers, mostly in the food industry, resulting from the addition of a deodorizer to our soybean oil refinery. The food sector, unlike other sectors of the economy, has withstood the frail economy since 2008, allowing us a perfect opportunity to expand our product line.

While we are very pleased with our results, high soybean prices are a cause for concern; thus, we are guarded about future results. At this time, it is difficult to determine how the all-time high prices for soybeans and commodities in general will impact demand for our products going forward. We know that as prices rise, the function of the market is to cut off demand, resulting in problems for our customers in the livestock industry. While the impact on us has yet to be felt, we expect some livestock herd liquidations in the future as a result of high feed costs, especially in the short term. This could impact the demand for our soybean meal product. Nevertheless, with the high price of corn and the relatively low price for petroleum, we expect distillers grains to continue to be a costly substitute to soybean meal. The price of canola meal, however, may decrease this fall due to a projected record crop, which may cause it to work its way into additional feed rations.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2012 and 2011

	Quarter Ended September 30, 2012		Quarter Ended September 30, 2011 (Restated)
	$	% of Revenue	$	% of Revenue

Revenue	$103,535,868	100.0	$98,669,755	100.0
Cost of revenues	(100,045,266)	(96.6)	(98,344,021)	(99.7)
Operating expenses	(534,618)	(0.5)	(497,394)	(0.5)
Other income (expense)	14,738	0.0	296,655	0.3
Income tax expense	—	—	—	—
Income (loss) from continuing operations	2,970,722	2.9	124,995	0.1
Income (loss) from discontinued operations	(63,551)	(0.1)	(366,784)	(0.4)

Net income (loss)	$2,907,171	2.8	$(241,789)	(0.3)

Revenue – Consolidated revenue increased $4.9 million, or 4.9%, for the third quarter of 2012, compared to the same period in 2011. The increase in revenues is primarily due to an increase in average sales price of soybean meal and hulls along with an increase in sales volume of soybean meal and hulls. During the third quarter of 2012, we processed approximately 6.2% in additional soybeans than during the same period of 2011, which increased the amount of soybean products available to sell. The average sales price of our soybean products also increased approximately 34% in the three-month period ended September 30, 2012, compared to the same period in 2011. The increase in sale price was primarily due to a poor South American crop and the anticipated poor 2012 crop due to drought, which caused substantial price increases in many commodities including soybean meal and hulls. The increase in revenue is partially offset by a decrease in sales volume of soybean oil due to a weaker demand for oil from the biodiesel market. During the three-month period ended September 30, 2011, we purchased, refined and resold approximately 14 million pounds of soybean oil as a result of the strong demand from biodiesel producers, compared to only 0.6 million pounds during the same period in 2012.

Gross Profit/Loss – For the third quarter of 2012, we generated a consolidated gross profit of $3.5 million, compared to $0.3 million for the same period in 2011. The $3.2 million improvement in gross profit is primarily attributed to improved soybean quality within our region and an improvement in demand for soybean meal. While much of the U.S. soybean processors are dealing with poor soybean quality due to a hard freeze early last fall, the locally-grown beans we received were low in moisture, high in oil and protein content, and produced higher than historical yields. In addition to the improved soybean quality, demand for soybean meal increased in the quarter ended September 30, 2012, compared to the same period in 2011. As a result of a decrease in ethanol production, the supply of distillers grains, a competing feed substitute for soybean meal, decreased, therefore increasing the demand for soybean meal. The increase in gross profit is partially offset by a $0.6 million increase in production costs resulting from increased maintenance costs. During the third quarter of 2012, we performed an annual plant shut-down, halting production as well as inspecting and maintaining equipment, compared to last year when the annual plant shutdown was conducted during the second quarter.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, increased $37,000, or 7.5%, for the three-month period ended September 30, 2012, compared to the same period in 2011. The increase in administrative costs is mainly due to an increase in personnel costs.

Interest Expense – Interest expense increased to $532,000 during the three-month period ended September 30, 2012, compared to $371,000 in the same period in 2011. This increase is due to increased debt levels used for continuing operations, which resulted from increased inventory quantities and commodity prices. The average debt level during the three-month period ended September 30, 2012 is approximately $36.9 million, compared to $33.9 million for the same period in 2011. Similarly, interest rates on our seasonal and long-term loans increased during the third quarter of 2012, compared to the same period in 2011. As of September 30, 2012, the interest rate on our seasonal line of credit was 4.57%, compared to 4.24% as of September 30, 2011.

Other Non-Operating Income – Consolidated other non-operating income decreased $121,000, or 18.2%, for the three-month period ended September 30, 2012, compared to the same period in 2011. The decrease is primarily due to a decrease in oil storage income arising from our issuance of warehouse receipts on CME soybean oil contracts. We stored less oil on CME oil contracts in the three-month period ended September 30, 2012, compared to the same period in 2011, because the biodiesel market increased its demand for soybean oil during the second half of 2011. As a result, entities for which a CME contract was in effect took delivery on approximately half of the oil we had stored for the CME, thus reducing our oil storage income in the third quarter of 2012.

Income (Loss) from Discontinued Operations – In 2011, we decided to discontinue operations of our polyurethane segment, including our wholly-owned subsidiary USSC, and place for sale the segment’s assets and business. We made this decision because of a history of significant operating losses. During the quarter ended September 30, 2012, we generated a loss of $64,000 within this segment, compared to $367,000 during the same period in 2011. On October 16, 2012, we elected to permanently dissolve USSC.

Net Income/Loss – We generated a consolidated net income of $2.9 million during the third quarter of 2012, compared to a consolidated net loss of $0.2 million during the same period in 2011. The $3.1 million improvement in net income is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and an improvement in soybean meal demand.

Comparison of the nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011 (Restated)
	$	% of Revenue	$	% of Revenue

Revenue	$294,275,929	100.0	$297,395,854	100.0
Cost of revenues	(283,562,549)	(96.4)	(298,624,341)	(100.4)
Operating expenses	(1,752,190)	(0.6)	(1,832,129)	(0.6)
Other income (expense)	536,083	0.2	1,080,543	0.3
Income tax expense	(1,000)	(0.0)	(300)	—
Income (loss) from continuing operations	9,496,273	3.2	(1,980,073)	(0.7)
Income (loss) from discontinued operations	(107,269)	(0.0)	(1,172,437)	(0.4)

Net income (loss)	$9,389,004	3.2	$(3,152,810)	(1.1)

Revenue – Consolidated revenue decreased $3.1 million, or 1.0%, for the nine-month period ended September 30, 2012, compared to the same period in 2011. The decrease in revenues is primarily due to a decrease in sales volume of soybean oil due to a weaker demand for such oil from the biodiesel market. During the nine-month period ended September 30, 2011, we purchased, refined and resold approximately 48 million pounds of soybean oil as a result of the strong demand at the time from biodiesel producers, compared to only 1.4 million pounds during the same period in 2012.The decrease in revenues is partially offset by an increase in average sales price of soybean meal and hulls along with an increase in sales volume of soybean meal and hulls. During the nine-month period ended September 30, 2012, we processed approximately 8.2% in additional soybeans than during the same period of 2011, which increased the amount of soybean products available to sell. The average sales price of our soybean meal and hulls also increased approximately 9.5% in the nine-month period ended September 30, 2012, compared to the same period in 2011. The increase in sale price was primarily due to a poor South American crop and the anticipation of a poor 2012 crop due to drought, which caused substantial price increases in many commodities including soybean meal and hulls.

Gross Profit/Loss – We generated a consolidated gross profit of $10.7 million during the nine-month period ended September 30, 2012, compared to a $1.2 million gross loss for the same period in 2011. The $11.9 million improvement in gross profit is primarily attributed to improved soybean quality within our region and an improvement in value of our soybean oil following the addition of a deodorizer in the second quarter of 2011. While much of the U.S. soybean processors were dealing with poor soybean quality due to a hard freeze early last fall, the locally-grown beans we received were low in moisture, high in oil and protein content, and produced higher than historical yields. In addition to the improved soybean quality, demand for soybean meal increased in the nine months ended September 30, 2012, compared to the same period in 2011. As a result of a decrease in ethanol production, the supply of distillers grains decreased, therefore increasing the demand for soybean meal.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $80,000, or 4.4%, for the nine-month period ended September 30, 2012, compared to the same period in 2011. The decrease is largely due to a reduction in personnel costs following the resignation of our former chief executive officer on March 28, 2011. Our chief executive officer, Tom Kersting, who served previously as our commercial manager and had been employed with us since 1996, immediately assumed duties as new chief executive officer but did not enter into any new compensatory plan as a result of his additional responsibilities.

Interest Expense – Interest expense increased by $297,000 during the nine-month period ended September 30, 2012, compared to the same period in 2011. This increase is due to increased interest rates on our senior debt with CoBank. As of September 30, 2012, the interest rate on our seasonal line of credit was 4.57%, compared to 4.24% as of September 30, 2011.

Other Non-Operating Income – Consolidated other non-operating income decreased $247,000, or 11.9% for the nine-month period ended September 30, 2012, compared to the same period in 2011. The decrease is primarily due to a decrease in oil storage income arising from our issuance of warehouse receipts on a CME soybean oil contract. We stored less oil on a CME oil contract in the nine-month period ended September 30, 2012 because the biodiesel market increased its demand for soybean oil during the second half of 2011. As a result, entities for which a CME contract was in effect took delivery on approximately half of the oil we had stored for the CME, in effect decreasing our oil storage income in 2012. The decrease in other non-operating income is partially offset by an increase in patronage allocations received from our associated cooperatives, including CoBank and Minnesota Soybean Processors.

Income (Loss) from Discontinued Operations – In 2011, we decided to discontinue operations of our polyurethane segment, including our wholly-owned subsidiary USSC, and place for sale the segment’s assets and business. This decision was made primarily because of a history of significant operating losses. During the nine-month period ended September 30, 2012, we generated a loss of $107,000 within this segment, compared to a loss of $1,172,000 during the same period in 2011. On October 16, 2012, we elected to permanently dissolve USSC.

Net Income/Loss – We generated a consolidated net income of $9.4 million during the nine-month period ended September 30, 2012, compared to a consolidated net loss of $3.2 million during the same period in 2011. The $12.6 million improvement in net income is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and an improvement in soybean meal demand.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2012, we had working capital, defined as current assets less current liabilities, of approximately $13.3 million, compared to working capital of approximately $5.9 million on September 30, 2011. Working capital increased between periods primarily due to an increase in net income. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

A summary of our cash flow from operating, investing and financing activities for each of the nine-month periods ended September 30, 2012 and 2011:

	2012	2011

Net cash (used for) from operating activities	$(38,537,431)	$9,673,428
Net cash (used for) investing activities	(1,262,680)	(2,419,308)
Net cash from (used for) financing activities	39,800,011	(7,254,120)

Cash Flows from Operations

Cash flows from operations are generally affected by commodity prices and the seasonality of our business. These commodity prices are affected by a wide range of factors beyond our control, including weather, crop conditions, drought, the availability and the adequacy of supply and transportation, government regulations and policies, world events, and general political and economic conditions. The $48.2 million change in cash flows used for operating activities is primarily attributed to increases in inventory quantities, commodity prices, and accounts receivable in 2012, compared to 2011. During the nine-month period ended September 30, 2012, our inventory increased by $69.9 million, compared to a $21.4 million decrease during the same period in 2011, largely due to a steep increase in soybean inventory quantity and higher commodity prices. Soybean inventories increased dramatically in September 2012 due to an early harvest; by contrast, in 2011, soybean inventories increased in October because of a later harvest. Commodity prices increased in 2012 because of a poor South American crop and the effect of a drought straining most of the U.S.

In addition to the increases in inventory quantities and commodity prices, accounts receivable increased by $7.9 million during the nine-month period ended September 30, 2012, compared to $4.3 million during the same period in 2011. Accounts receivable increased largely due to the elevated commodity prices.

Partially offsetting the increases inventory quantities, commodity prices, and accounts receivable, is a $12.5 million improvement in net profit (loss) and a large change in accrued commodity purchases. Accrued commodity purchases increased by $21.8 million during the nine months ended September 30, 2012, compared to a decrease of $7.7 million during the same period in 2011. The increase in accrued commodity purchases is the result of an early harvest and a recent drop in soybean prices in September 2012. As soybean producers delivered their soybean crop to us in September 2012, the price of soybeans decreased, causing many producers to place delivered soybeans on our price-later program.

Cash Flows Used For Investing Activities

The $1.2 million decrease in cash flows used for investing activities is principally due to a decrease in the purchase of property and equipment in 2012, compared to 2011. We purchased $1.4 million in property and equipment in the nine months ended September 30, 2012, compared to $2.5 million during the same period in 2011. In 2011, we increased purchases of property and equipment because we were in the process of completing the construction of the deodorizer to our refinery, which we completed in the second quarter of 2011.

Cash Flows Used For Financing Activities

The $47.1 million change in cash flows from (used for) financing activities is principally due to an increase in short-term borrowings as a result of the increase in inventory and accounts receivable, as discussed above, during the nine months ended September 30, 2012.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $15.5 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is reduced by $1.3 million every six months from September 20, 2012 to the credit line’s maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $14.2 million and $15.5 million as of September 30, 2012 and 2011, respectively. Under this loan, there are no available funds to borrow as of September 30, 2012.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2013. The primary purpose of this loan is to finance inventory and receivables. Prior to the amendment below, the maximum available under this credit line was $40 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance outstanding on the working capital loan is $26.5 and $9.8 million as of September 30, 2012 and 2011, respectively. Under this loan, there is an additional $13.5 million in available funds to borrow as of September 30, 2012.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.82% and 4.49% as of September 30, 2012 and 2011, respectively. As of September 30, 2012 and 2011, the interest rate on the seasonal loan is 4.57% and 4.24%, respectively. We were in compliance with all covenants and conditions under the loans as of September 30, 2012 and the date of this filing.

On October 4, 2012, we entered into an amendment of the Master Loan Agreement with CoBank, the terms of which affect our revolving term loan and seasonal loan, as well as covenants. Under the revolving term loan, our variable interest rate is decreased by 0.6%. Prior to the amendment, the interest rate was subject to LIBOR (One-Month LIBOR Index Rate) plus 4.60%, adjusted weekly. Under the amendment, the variable rate is LIBOR (One-Month LIBOR Index Rate) plus 4.00%. Under the seasonal loan, the amount that we may borrow is increased from $40 million to $50 million until May 1, 2013, at which time it will decrease back to $40 million. In addition, the interest rate on the seasonal loan is decreased by 0.6%. Prior to the amendment, the variable interest rate was LIBOR (One-Month LIBOR Index Rate) plus 4.35%, adjusted weekly. Under the amendment, the variable rate option is LIBOR (One-Month LIBOR Index Rate) plus 3.75%. Finally, the working capital covenant under our Master Loan Agreement is amended. Prior to the amendment, our minimum working capital requirement was $8.0 million at the end of each fiscal year and $5.5 million at the end of each other period for which financial statements are required to be furnished. After the amendment, our minimum working capital requirement is increased to $11.0 million at the end of each fiscal year and $9.0 million at the end of each other period. All other material items and conditions under the Master Loan Agreement and subsequent amendments remain the same following this amendment.

We also had another note payable totaling $250,000, with an annual interest rate of 5.0%. The principal balance on this note is $0 as of September 30, 2012 and 2011. We made principal payments totaling $0 and $238,000 on this obligation during the nine-month periods ended September 30, 2012 and 2011, respectively.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases for hopper rail cars and oil tank cars with GE Capital, Trinity Capital, Flagship Rail Services and GATX Corporation. Total lease expenses under these arrangements are approximately $1.7 million and $1.6 million for the nine-month periods ended September 30, 2012 and 2011, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $1.2 million and $1.1 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $121,000 and $181,000 for the nine-month periods ended September 30, 2012 and 2011, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We have a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000 and expires on August 31, 2014. Expenses under this agreement were $736,000 and $342,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

Changes in Internal Control Over Financial Reporting. There were no changes to internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

During the quarter ended September 30, 2012, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2011 Annual Report on Form 10-K.

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

Dated: November 14, 2012
	By	/s/ Thomas Kersting
Thomas Kersting
Chief Executive Officer (Principal Executive Officer)
Dated: November 14, 2012
	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

TO

FORM 10-Q

OF

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amendment to Master Loan Agreement dated October 4, 2012
10.2	Revolving Credit Loan Supplement dated October 4, 2012
10.3	Revolving Term Loan Supplement dated October 4, 2012
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

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

