Form 10-K
period 2012-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2013-03-25
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐    Yes       ☒    No

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2012 was approximately $16,139,200. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Information Statement for 2013 Annual Meeting of Members.

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

Overview

South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant and a soybean oil refinery in Volga, South Dakota. From 2003 to 2011, we operated a bio-based polyurethane facility until the facility was closed because of poor financial performance. We are owned by approximately 2,200 members, most of whom reside in South Dakota and neighboring states and many of whom deliver and sell soybeans to our plant for processing.

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

We began producing crude soybean oil, soybean meal and soybean hulls in late 1996. Since then we have made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we acquired ownership and management control of Urethane Soy Systems Company (USSC), a company that produced and sold various soybean oil-based polyurethane products. In December 2011, USSC’s operations were closed because of poor financial performance. In May 2011, we completed the construction of a deodorizer at our facility, which allows us to deodorize refined oil and sell the oil directly to customers in the food industry.

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

Soybean production is concentrated in the central U.S., Brazil, Argentina and China. In the 2012 harvest season, the U.S. produced approximately 3.01 billion bushels of soybeans or approximately 40% of estimated world production. The USDA estimates that approximately 52% of soybeans produced in the U.S. are processed domestically, 46% are exported as whole soybeans, and 2% are retained for seed and residual use. Historically, there has been an adequate supply of soybeans produced in South Dakota and upper Midwest for the soybean processing industry. In 2012, farm producers in South Dakota produced 141.3 million bushels of soybeans, ranking it eighth among the top producing states in the U.S. as set forth in the following table:

State	Production (bushels)
Iowa	413 million
Illinois	383 million
Minnesota	300 million
Indiana	223 million
Nebraska	207 million
Ohio	206 million
Missouri	155 million
South Dakota	141 million

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

The soybean industry continues diligently to introduce soy-based products as bio-based substitutes for various petroleum-based products. Such products include biodiesel, soy ink, lubricants, candles and plastics. Biodiesel, a substitute for standard, petroleum-based diesel fuel, experienced steady growth in the U.S. until 2008. Between 2008 and 2010, the biodiesel market became stagnant as a result of overcapacity in the industry, price volatility in the petroleum oil market, and volatile input costs. In 2011, the biodiesel market began to grow again because of increased demand stemming from expansion of the Renewable Fuel Standard (RFS) program and resumption of the biodiesel blenders’ tax credit, which was even further expanded in 2012 and 2013.

Products & Services

Soybean Processing

We process soybeans at our crushing plant to extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of a soybean bushel is processed and sold as soybean meal or hulls. The remaining percentage of the soybean is extracted as crude soybean oil. The crude soybean oil may be sold directly to customers, or we may process the crude into refined oil for future sale.

Polyurethane

Until December 2011, we produced a bio-based polyol called Soyol® which was used in industrial applications for the polyurethane industry. Soyol® was made from specially refined crude soybean oil which, upon reaction with other ingredients, formed polyurethane plastics. Soyol® was made as a renewable replacement for petrochemical based polyols. Polyurethanes are used in a variety of products such as insulation in buildings and appliances; seating; carpet backing and padding; shoe soles; roof coatings; mattresses and pillows; rigid panels; and bumpers and interiors in cars, tractors and trucks. We sold Soyol® to USSC which, in turn, marketed and sold to its customers Soyol® and polyurethane resin systems incorporating Soyol®. The resin systems included a spray-on insulation product called SoyTherm™, a spray-based coating product for various applications (such as bedliners) called BioTuff™, and several others. USSC’s operations were closed in December 2011 because of poor financial performance, and USSC was formally dissolved on December 7, 2012.

Raw Materials and Suppliers

We procure soybeans from local soybean producers and elevators. In 2012, soybean production in South Dakota was approximately 141.3 million bushels, compared to 150 million bushels in 2011, 157 million bushels in 2010, 175 million bushels in 2009, and 138 million bushels in 2008. Of this amount, we processed 26.2 million bushels in 2012, compared to 24.4 million bushels in 2011, 25.2 million bushels in 2010, 24.5 million bushels of soybeans in 2009, 26.5 million bushels in 2008 and 26.6 million bushels in 2007. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.

Utilities

We use natural gas and electricity to operate the crushing and refining plants. Natural gas is used in the boilers for processing heat and for drying soybeans. NorthWestern Corporation of Sioux Falls, South Dakota, provides for the delivery of natural gas to us on an interruptible basis. We are at risk to adverse price fluctuations in the natural gas market, but we have the capability to use fuel oil and biofuel as a backup for natural gas if delivery is interrupted or market conditions dictate. We also employ forward contracting to offset some of this risk. Our electricity is supplied by the City of Volga, South Dakota.

Employees

We currently employ approximately 92 individuals, all but twelve of whom are full-time. We have no unions or other collective bargaining agreements.

Sales, Marketing and Customers

Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. Our meal market is local (typically within 200 miles of our Volga facility), Western U.S., and Canada. Prior to the addition of our deodorizer in March 2011, we sold our oil primarily as crude soybean oil to various companies in the refining industry which typically processes the oil for human consumption. Following the installation of a new deodorizer in March 2011, we began selling refined oil directly to the food industry for human consumption and to the biodiesel industry. Our Soyol® and polyurethane resin systems incorporating Soyol® were primarily sold to companies within the housing and auto industries prior to the closing of USSC’s operations in December 2011.

The table presented below represents the percentage of sales by quantity of product sold within various markets for 2012.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil

Local	38%	3%	25%
Other U.S. States	40%	93%	75%
Export	22%	3	--

Over half of our products are shipped by rail, the service of which is provided by the Canadian Pacific (CP) rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP) rail lines. All of our assets and operations are domiciled in the U.S., and all of the products sold are produced in the U.S.

Dependence upon a Single Customer

None.

Competition

We are in direct competition with several other soybean processing companies in the U.S., many of which have significantly greater resources than we do. The U.S. soybean processing industry is comprised primarily of 16 different companies operating 63 plants in the U.S. It is a mature, consolidated and vertically-integrated industry with four companies controlling nearly 84% of the processing industry. Those four companies are Archer Daniels Midland (ADM), Bunge, Cargill and Ag Processing (AGP). The U.S. vegetable oil (including soybean oil) refining industry is divided between oilseed processors and independent vegetable oil refiners. The oilseed processors operate approximately 83% of the vegetable oil refining capacity in the U.S., and ADM, Bunge, Cargill and AGP operate approximately 68% of the oil refining capacity. The three largest independent vegetable oil refiners are ACH Foods (in joint venture with ADM), Smuckers (Proctor & Gamble), and ConAgra (Hunt-Wesson).

We are the only soybean processing plant currently operating in South Dakota. We believe that our processing facility represents approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. We plan to maintain our competitive position in the market by producing high quality products and operating a highly efficient operation at the lowest possible cost, and adding value to our products. In May 2011 we completed construction of a soybean oil deodorizer. The deodorization unit allows us to further refine the soybean oil into a fully-refined salad oil. This gives us a greatly expanded customer base to which to market the oil, increasing our competitive position in the processing industry.

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

Hedging transactions involve risks that could harm our profitability. To reduce our price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight futures contract or an options futures contract) for soybeans, soybean meal and crude soybean oil on the Chicago Board of Trade. While hedging activities reduce our risk of loss from changing market values, such activities also limit the gain potential which otherwise could result from those market fluctuations. Our policy is to maintain hedged positions within limits, but we can be long or short at any time. In addition, at any one time, our inventory and purchase contracts for delivery to our facility may be substantial, which could limit our ability to adjust our hedged positions. If our risk management policies and procedures that guide our net position limits are inadequate, we could suffer adverse financial consequences.

Our business is less diversified following the closing of USSC’s operations. Since the closing of USSC’s operations in December 2011, the success of our business rests solely on the soybean processing side of our operations. This lack of diversification may limit our ability to adapt to changing business conditions and could cause harm to our business.

We are dependent on our management and other key personnel, and loss of their services may adversely affect our business. Our success and business strategy is dependent in large part on our ability to attract and retain key management and operating personnel. This can present particular challenges for us because we operate in a specialized industry and because our business is located in a rural area. Such individuals are in high demand and are often subject to competing employment offers in the agricultural value-added industries. In particular, our success is dependent on our ability to retain the services of Mr. Kersting, our CEO and Mr. Hyde, our CFO. The loss of the services of Messrs. Kersting or Hyde or the failure of such individuals to perform their job functions in a satisfactory manner would have a material adverse effect on our business operations and prospects.

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

Transportation costs are a factor in the price of soybean meal and oil, and increased transportation costs could adversely affect our profitability. Soybean meal and oil may be shipped by trucks, rail cars, and barges. Added transportation costs are a significant factor in the price of our products, and we may be more vulnerable to increases in transportation costs than other producers because our location in Volga is more remote than that of most of our competitors. Today, most of our products are sold FOB Volga, South Dakota, and those that are not have the full transportation cost added to the contract. Transportation costs do not currently affect our margin directly; however, the added costs could eventually affect demand for our products.

Increases in the production of soybean meal or oil could result in lower prices for soybean meal or oil and have other adverse effects. Existing soybean processing and refining plants could construct additions to increase their production and new soybean processing and refining plants could be constructed as well. If there is not a corresponding increase in the demand for soybean meal and oil, or if the increased demand is not significant, the increased production of soybean meal and oil may lead to lower prices for soybean meal and oil. The increased production of soybean meal and oil could have other adverse effects as well. For example, the increased production of soybean meal and oil could result in increased demand for soybeans which could in turn lead to higher prices for soybeans, resulting in higher costs of production and lower profits if we are not able to lock in satisfactory margins on future soybean purchases and soybean meal and oil sales.

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

Item 4.	Mine Safety Disclosures.

None.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2013, the total number of capital units outstanding is 30,419,000, all of which is owned and held by 2,187 members.

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

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Traded
First Quarter 2011	$0.70	$0.80	$0.75	13,500
Second Quarter 2011	$0.61	$0.61	$0.61	9,000
Third Quarter 2011	$0.55	$0.60	$0.59	20,000
Fourth Quarter 2011	$—	$—	$—	—
First Quarter 2012	$0.50	$0.55	$0.52	16,000
Second Quarter 2012	$0.45	$0.50	$0.47	24,500
Third Quarter 2012	$0.40	$0.55	$0.53	43,000
Fourth Quarter 2012	$0.55	$0.80	$0.63	30,000

(1)	The qualified matching service prohibits firm bids; therefore, the prices reflect actual sale prices of the capital units.

There were no issuer purchases of equity securities during the fourth quarter ending December 31, 2012.

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

Distributions

In 2012 and 2011, we made no cash distributions to our members. On February 7, 2013, our board of managers approved a cash distribution of approximately $5.1 million. The distribution was issued to our members on February 8, 2013 in accordance with our operating agreement and distribution policy. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement. In addition, distributions are subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Eide Bailly LLP.

	2012	2011	2010	2009	2008

Bushels Processed	26,228,731	24,370,299	25,227,040	24,482,087	26,470,827

Statement of Operations Data:
Revenues	$411,985,913	$397,228,087	$285,189,823	$263,500,053	$361,779,902
Costs & Expenses:
Cost of goods sold	(395,072,744)	(396,703,189)	(282,135,754)	(261,676,261)	(351,687,608)
Operating Expenses	(2,415,460)	(2,307,650)	(2,620,355)	(3,199,306)	(3,904,115)
Operating Profit (Loss)	14,497,709	(1,782,752)	433,714	(1,375,514)	6,188,179
Non-Operating Income	2,171,884	2,735,725	2,624,280	2,775,455	2,746,424
Interest Expense	(1,928,660)	(1,308,195)	(1,218,948)	(904,314)	(1,976,463)
Income Tax Expense	(1,000)	(300)	(100)	(300)	(300)
Income (loss) from continuing operations	14,739,933	(355,522)	1,838,946	495,327	6,957,840
Loss on discontinued operations	(236,800)	(3,592,800)	(2,333,579)	(7,238,843)	(3,471,803)
Net Income (Loss)	$14,503,133	$(3,948,322)	$(494,633)	$(6,743,516)	$3,486,037

Weighted Average Capital Units Outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net Income (Loss) per Capital Unit	$0.48	$(0.130)	$(0.016)	$(0.222)	$0.115

Balance Sheet Data:
Working Capital	$18,329,534	$6,742,521	$11,281,789	$7,928,348	$10,364,338
Net Property, Plant & Equipment	26,468,051	26,398,309	25,441,511	22,721,413	23,305,443
Total Assets	141,045,236	90,107,428	102,363,554	87,559,930	79,265,714
Long-Term Obligations	11,726,213	14,247,972	13,936,366	8,069,573	9,407,405
Members’ Equity	41,424,470	26,921,337	30,869,659	31,364,292	38,107,808

Other Data:
Capital Expenditures	$1,854,226	$3,139,905	$5,583,208	$1,121,806	1,121,806
Impairment Charges	$—	$637,318	$—	$4,507,289	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Executive Summary

For the year ended December 31, 2012, we recorded a consolidated income of $14.5 million – our best year ever. Several factors contributed to record profits, both within and outside our control. First, we benefitted from an excellent crop of soybeans harvested in 2011 and 2012. The quality of both crops, which we processed in 2012, was favorable in terms of moisture and oil/protein content, consequently improving our yields and margins on soybeans processed.

Second, we were aided by increased demand for our products. Exports of U.S. soybean meal, our primary product, increased due to last year’s drought in South America and reduced competition from a competing product, distillers grains, following a slowdown in the ethanol industry.

Third, we benefitted from lower costs of production in two major areas. The cost of natural gas, one of our major expenses, stayed relatively low compared to previous years. Favorable interest rates, which were lower than the long-term average, played a positive role, particularly when the cost to operate a crushing facility increased dramatically the last few years.

Finally, we benefitted from sound decisions at the management, operational and marketing levels. This year, following the first full year of operating a deodorizer and refinery for food-grade oil, we produced 88 million more pounds of food-quality salad oil – a definite boost to our margin structure. We also strove and met goals for product quality, production, and sanitation without increased costs, which allowed us to continue with our Safe Quality Food (SQF) program and certification. Our marketing team also performed exceptionally by positioning us well in the purchase of beans and sale of our products given market conditions.

While we are very pleased with our results for 2012, we are guarded about future results. First, the 2012 drought may make it difficult to purchase enough soybeans to crush at maximum capacity thus lowering our future potential income. In addition, the high commodity prices are a cause for concern. At this time, it is difficult to determine how the all-time high prices for soybeans and commodities experienced last summer in general will impact demand for our products going forward. We know that as prices rise, the function of the market is to cut off demand, resulting in problems for our customers in the livestock industry. Although the impact on us has yet to be felt, we expect some livestock herd liquidations in the future as a result of high feed costs, especially in the short term. This could impact the demand for our soybean meal product.

Results of Operations

Comparison of Years Ended December 31, 2012 and 2011

	Year Ended December 31, 2012		Year Ended December 31, 2011
	$	% of Revenue	$	% of Revenue

Revenue	$411,985,913	100.0	$397,228,087	100.0
Cost of revenues	(395,072,744)	(99.9)	(396,703,189)	(99.9)
Operating expenses	(2,415,460)	(0.6)	(2,307,650)	(0.6)
Other income (expense)	243,224	0.4	1,427,530	0.4
Income tax expense	(1,000)	(0.0)	(300)	(0.0)
Income (loss) from continuing operations	14,739,933	0.2	(355,522)	0.2
Loss from discontinued operations	(236,800)	(0.9)	(3,592,800)	(0.9)

Net income (loss)	$14,503,133	(1.0)	$(3,948,322)	(1.0)

Revenue – Consolidated revenue increased $14.8 million, or 3.7%, for the year ended December 31, 2012, compared to the same period in 2011. The increase in revenues is primarily due to an increase in the average sales price of soybean meal along with an increase in sales volume of soybean meal. During the year ended December 31, 2012, we processed approximately 7.6% in additional soybeans than during the same period of 2011, which increased the amount of soybean products available to sell. The average sales price of our soybean meal also increased approximately 20.3% in the year ended December 31, 2012, compared to the same period in 2011. The increase in sale price is primarily due to a poor South American crop and the anticipation of a poor 2012 domestic crop due to drought, which caused substantial price increases in many commodities including soybean meal and hulls. The increase in revenues is partially offset by a decrease in sales volume of soybean oil due to a weaker demand for such oil from the biodiesel market. During the year ended December 31, 2011, we purchased, refined, and resold approximately 48 million pounds of soybean oil as a result of the strong demand from biodiesel producers, compared to only 14.5 million pounds during the same period in 2012.

Gross Profit/Loss – We generated a consolidated gross profit of $16.9 million during the year ended December 31, 2012, compared to $0.5 million for the same period in 2011. The $16.4 million improvement is primarily attributed to improved soybean quality within our region and improved value of soybean oil following the addition of a deodorizer to our facility in the second quarter of 2011. While much of the soybean processors in the U.S. were dealing with poor soybean quality due to a hard freeze early last fall, the locally-grown beans we received were low in moisture, high in oil and protein content, and produced higher than historical yields. In addition, demand for soybean meal increased for the year ended December 31, 2012 because a competing product, distillers grains, experienced a decrease in supply following an ethanol production slowdown.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, increased $108,000, or 4.7%, for the year ended December 31, 2012, compared to 2011. The increase is largely due to an increase in personnel costs.

Interest Expense – Interest expense increased by $620,000, or 47.4%, for the year ended December 31, 2012, compared to 2011. Prior to our decision to discontinue our polyurethane segment in 2011, we allocated $0.4 million of interest expense to the polyurethane segment. Following discontinuation of this segment, we did not allocate any interest expense to that segment according to Generally Accepted Accounting Principles. In addition, the increase in interest expense is due to increased interest rates on our senior debt with CoBank. We were able, however, to reduce our interest rates in October 2012 when we entered into an amendment of our master loan agreement with CoBank.

Other Non-Operating Income – Consolidated other non-operating income decreased $564,000, or 20.6%, for the year ended December 31, 2012, compared to 2011. The decrease is primarily due to a decrease in oil storage income arising from our issuance of warehouse receipts on a CME soybean oil contract. We stored less oil on a CME oil contract in 2012 than in 2011 because the biodiesel market increased its demand for soybean oil during the second half of 2011. As a result, entities for which a CME contract was in effect took delivery on approximately half of the oil we had stored for the CME, in effect decreasing our oil storage income in 2012. The decrease in other non-operating income is partially offset by an increase in patronage allocations received from our associated cooperatives, including CoBank and Minnesota Soybean Processors.

Income (Loss) from Discontinued Operations – In 2011, we decided to discontinue operations of our polyurethane segment, including our wholly-owned subsidiary USSC, and placed for sale the segment’s assets and business. This decision was made primarily because of a history of significant operating losses. In 2012, we generated a loss of $237,000, compared to a loss of $3,593,000 in 2011. On December 7, 2012, we dissolved USSC.

Net Income/Loss – We generated a consolidated net income of $14.5 million during the year ended December 31, 2012, compared to a consolidated net loss of $3.9 million during the same period in 2011. The $18.4 million improvement in net income is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and an improvement in soybean meal demand.

Comparison of Years Ended December 31, 2011 and 2010

	Year Ended December 31, 2011		Year Ended December 31, 2010
	$	% of Revenue	$	% of Revenue

Revenue	$397,228,087	100.0	$285,189,823	100.0
Cost of revenues	(396,703,189)	(99.9)	(282,135,754)	(98.9)
Operating expenses	(2,307,650)	(0.6)	(2,620,355)	(0.9)
Other income (expense)	1,427,530	0.4	1,405,322	0.5
Income tax expense	(300)	(0.0)	(100)	(0.0)
Income (loss) from continuing operations	(355,522)	0.2	1,838,946	0.6
Loss from discontinued operations	(3,592,800)	(0.9)	(2,333,579)	(0.8)

Net loss	$(3,948,322)	(1.0)	$(494,633)	(0.2)

Revenue – Revenue increased $112.0 million, or 39.3%, for the year ending December 31, 2011, compared to 2010. The increase in revenues is primarily due to an increase in the average sales price of soybean meal and oil and increased sales volume of soybean oil. Despite a reduction in demand for soybean meal, the average sales price of our soybean meal and oil increased approximately 9% and 51%, respectively, in 2011, compared to 2010. These increases are primarily attributable to a weak U.S. dollar, which caused substantial price increases in nearly all commodities including soybean meal and oil. The increase in sales prices and sale volume of soybean oil also occurred because of an improvement in oil basis levels, largely resulting from a rebound in the biodiesel market.

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

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $313,000, or 11.9%, for the year ended December 31, 2011, compared to the same period in 2010. The decrease is largely due to a reduction in personnel costs and professional fees. The decrease in personnel costs is primarily due to the resignation of our former chief executive officer on March 28, 2011. Our chief executive officer, Tom Kersting, who served previously as our commercial manager, immediately assumed duties as new chief executive officer but did not enter into any new compensatory plan as a result of his additional responsibilities. The decrease in professional fees in 2011 is largely due to a decrease in legal fees stemming from the completion of a legal matter in the first quarter of 2010.

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

Loss from Discontinued Operations – In 2011, we decided to discontinue operations of our polyurethane segment, including our wholly-owned subsidiary USSC, and place for sale the segment’s assets and business. This decision was made primarily because of a history of significant operating losses. During the year ended December 31, 2011, we generated within this segment a loss of $3.6 million, compared to a loss of $2.3 million during the same period in 2010. The increase in losses is primarily due to a $2.2 million impairment of the assets associated with the discontinuance of this segment, offset by a decrease of $1.3 million in operating expenses resulting from the segment’s discontinuance.

Net Income/Loss – We generated a consolidated net loss of $3.9 million during 2011, compared to a net loss of $0.5 million in 2010. The $3.4 million increase in net loss is primarily attributable to a reduction in customer demand for soybean meal, which minimized our crush margins, and a $2.2 million impairment on assets associated with the discontinuance of the polyurethane segment.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2012, we had working capital, defined as current assets less current liabilities, of approximately $18.3 million, compared to working capital of $6.7 million on December 31, 2011. Working capital increased between periods primarily due to an increase in net income. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

Comparison of the years ended December 31, 2012 and 2011

	2012	2011

Net cash from (used for) operating activities	$(9,887,692)	$24,431,048
Net cash used for investing activities	(1,745,104)	(2,980,418)
Net cash from (used for) financing activities	11,925,520	(21,450,630)

Cash Flows From (Used For) Operating Activities

The $34.3 million change in cash flows used for operating activities is primarily attributed to increases in inventory, commodity prices, and accounts receivable in 2012, compared to 2011. During the year ended December 31, 2012, our inventory increased by $42.8 million, compared to a $16.4 million decrease during the same period in 2011, largely due to a steep increase in soybean inventory quantity and higher commodity prices. Soybean inventories increased dramatically in 2012 because we decided to accumulate beans as they may become scarcer as a result of the 2012 drought in the U.S. This drought, along with effect of an anticipated poor South American crop in early 2012, increased commodity prices in 2012.

In addition to the increases in inventory quantities and commodity prices, accounts receivable increased by $12.0 million during the year ended December 31, 2012, compared to $3.6 million increase during the same period in 2011. Accounts receivable increased largely due to the elevated commodity prices.

Cash Flows from Investing Activity

The $1.2 million decrease in cash flows used for investing activities is principally due to a decrease in the purchase of property and equipment in 2012, compared to 2011. We purchased $1.9 million in property and equipment in 2012, compared to $3.1 million in 2011. In 2011, we increased purchases of property and equipment because we were in the process of completing the construction of the deodorizer to our refinery, which we completed in the second quarter of 2011.

Cash Flows from Financing Activity

The $33.4 million change in cash flows from (used for) financing activities is principally due to an increase in short-term borrowings as a result of the increase in inventory and accounts receivable in 2012, as discussed above, compared to the same period in 2011.

Comparison of the years ended December 31, 2011 and 2010

	2011	2010

Net cash from (used for) operating activities	$24,431,048	$(4,959,696)
Net cash used for investing activities	(2,980,418)	(5,977,834)
Net cash from (used for) financing activities	(21,450,630)	10,937,530

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

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $14.2 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is reduced by $1.3 million every six months until the credit line’s maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $14.2 million and $14.8 million as of December 31, 2012 and 2011, respectively. Under this loan, there are no available funds to borrow as of December 31, 2012.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2013. The primary purpose of this loan is to finance inventory and receivables. We may borrow up to $50 million until May 1, 2013, at which time the maximum will decrease back to $40 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance outstanding on the working capital loan is $16.9 and $0 as of December 31, 2012 and 2011, respectively. Under this loan, there is an additional $33.1 million in available funds to borrow as of December 31, 2012.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.21% and 4.55% as of December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, the interest rate on the seasonal loan is 3.96% and 4.30%, respectively. We were in compliance with all covenants and conditions under the loans as of December 31, 2012 and the date of this filing.

On March 21, 2013, we entered into an amendment of the Master Loan Agreement with CoBank, the terms of which affect our revolving term loan and seasonal loan. The amendment decreased our variable interest rates on both loans by 1.0%. Prior to the amendment, the interest rates on the revolving term and seasonal loans were subject to the One-Month LIBOR Index Rate plus 4.00% and 3.75%, respectively. Under the amendment, the interest rates on the revolving term loan and seasonal loan are subject to the One-Month LIBOR Index Rate plus 3.00% and 2.75%, respectively. All other material items and conditions under the Master Loan Agreement and subsequent amendments remained the same following this amendment.

We also had another note payable totaling $250,000, with an annual interest rate of 5.0%. The principal balance on this note is $0 as of December 31, 2012 and 2011. We made principal payments totaling $0 and $238,000 on this obligation during the year ended December 31, 2012 and 2011, respectively.

Capital Expenditures

We invested approximately $1.9 million in capital expenditures for property and equipment during the year ended December 31, 2012, compared to approximately $3.1 million in capital expenditures during the year ended December 31, 2011. In 2011, we completed construction on our refinery’s expansion by adding a deodorizer which allows us to produce food-grade oil.  Total expenditures on this project in 2011 were approximately $2.0 million. Depending on our profitability in 2013, we anticipate spending in 2013 between $2.0 million and $4.5 million on capital improvements to enhance the quality and efficiency of our soybean crushing facility.  Our principal sources of funds are anticipated to be cash flows from operating activities and a low interest loan from the South Dakota Railroad Fund administered by South Dakota’s Department of Transportation.

Off Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Guaranty

On March 1, 2013, we became the guarantor of a loan between the State of South Dakota Department of Transportation and the Brookings County (South Dakota) Regional Railway Authority. Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a total sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. The interest rate on the loan is 2.0% per year. Principal and interest payments are due annually with the first payment due on June 1, 2014 and the final payment due at maturity on June 1, 2020. In consideration of this unsecured loan, we agreed to guarantee to the State of South Dakota Department of Transportation the full amount of the loan, plus interest. This guaranty, however, will become a direct obligation of ours in March 2013, when we will be responsible for paying the above-described principal and interest payments on an annual basis.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have several long-term leases for hopper rail cars and oil tank cars with GE Capital, Trinity Capital, Flagship Rail Services and GATX Corporation. Total lease expense under these arrangements is approximately $2.2 million for each of the years ended December 31, 2012 and 2011. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $1.5 million for each of the years ended December 31, 2012 and 2011, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $184,000 and $202,000 for the years ended December 31, 2012 and 2011, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We have a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement is for the handling, storage and transportation of soybeans to and from H&I’s facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000 and expires on August 31, 2014. Expenses under this agreement were $1.2 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively.

Contractual Obligations

The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations (1)	$16,843,000	$3,116,000	$6,071,000	$5,655,000	$2,001,000

Operating Lease Obligations	10,737,000	2,340,000	4,039,000	2,768,000	1,590,000

Other Long-Term Liabilities (2)	436,000	212,000	224,000	—	—

Total	$28,016,000	$5,668,000	$10,334,000	$8,423,000	$3,591,000

(1) Represents principal and interest payments on our notes payable, which are included on our Consolidated Balance Sheet.

(2) Represents obligations under our deferred compensation program, which is included on our Consolidated Balance Sheet, and under our Grain Storage and Transportation Agreement with H&I.

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

Inventory Valuation

We account for our inventories at estimated market value. These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing, and have predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Processed product price estimates are determined by the ending sales contract price as of the close of the final day of the period. This price is determined by the average closing price on the Chicago Board of Trade, net of the local basis, for the last two business days of the period and the first business day of the subsequent period. Changes in the market values of these inventories are recognized as a component of cost of goods sold.

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

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2012, 2011 and 2010.

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

As of December 31, 2012, management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2012, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.

This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

Item 9B.	Other Information.

On March 21, 2013, we entered into an amendment of the Master Loan Agreement with our senior lender, Cobank. Further information about the amendment is found in this report under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Indebtedness.”

PART III

Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to an Information Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2012).

Part IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)(1) Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2012. The financial statements appear on page F-2 of this Report.

(2) All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3) Exhibits - See Exhibit Index following the Signature Page to this report. The following exhibits constitute management agreements, compensatory plans, or arrangements: Exhibits 10.4, and 10.5.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC
Date: March 25, 2013
/s/ Thomas Kersting Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2013	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2013	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Date: March 25, 2013	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Date: March 25, 2013	/s/ Paul Barthel
Paul Barthel, Manager

Date: March 25, 2013	/s/ Alan Christensen
Alan Christensen, Manager

Date: March 25, 2013	/s/ Dean Christopherson
Dean Christopherson, Manager

Date: March 25, 2013	/s/ David Driessen
David Driessen, Manager

Date: March 25, 2013	/s/ Paul Dummer
Paul Dummer, Manager

Date: March 25, 2013	/s/ Wayne Enger
Wayne Enger, Manager

Date: March 25, 2013	/s/ Ronald Gorder
Ronald Gorder, Manager

Date: March 25, 2013	/s/ Marvin Hope
Marvin Hope, Manager

Date: March 25, 2013	/s/ Kent Howell
Kent Howell, Manager

Date: March 25, 2013	/s/ James Jepsen
James Jepsen, Manager

Date: March 25, 2013	/s/ Jerome Jerzak
Jerome Jerzak, Manager

Date: March 25, 2013	/s/ Peter Kontz
Peter Kontz, Manager

Date: March 25, 2013	/s/ Robert Nelsen
Robert Nelsen, Manager

Date: March 25, 2013	/s/ Robert Nelson
Robert Nelson, Manager

Date: March 25, 2013	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Date: March 25, 2013	/s/ Doyle Renaas
Doyle Renaas, Manager

Date: March 25, 2013	/s/ Randy Tauer
Randy Tauer, Manager

Date: March 25, 2013	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Date: March 25, 2013	/s/ Lyle Trautman
Lyle Trautman, Manager

Date: March 25, 2013	/s/ Ardon Wek
Ardon Wek, Manager

Date: March 25, 2013	/s/ Gary Wertish
Gary Wertish, Manager

EXHIBIT INDEX**

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization.		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated.		Exhibit 3.1(ii) to the Registrant’s Form 8-K filed on June 21, 2012.

3.1(iii)	Articles of Amendment to Articles of Organization.		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002.

4.1	Form of Class A Unit Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995.		Exhibit 10.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.2	Track Lease Agreement with DM&E Railroad dated October 15, 1996.		Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.3	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002. (File No. 333-75804)

10.4	Thomas Kersting Employment Agreement dated June 19, 2012.		Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on June 21, 2012.

10.5	Deferred Compensation Plan for the benefit of Thomas Kersting dated February 13, 2001.		Exhibit 10.20 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003.

10.6	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003.		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.7	Security Agreement with CoBank dated June 17, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.8	Master Loan Agreement with CoBank dated May 3, 2010.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2010.

10. 9	Amendment to Master Loan Agreement with CoBank dated May 12, 2011.		Exhibit 10.1 to the Registrant’s Form 8-K/A filed with the Commission on June 30, 2011.

10. 10	Revolving Term Loan Supplement dated May 12, 2011.		Exhibit 10.2 to the Registrant’s Form 8K/A filed with the Commission on June 30, 2011.

10. 11	Revolving Credit Supplement dated May 12, 2011.		Exhibit 10.3 to the Registrant’s Form 8K/A filed with the Commission on June 30, 2011.

10. 12	Revolving Credit Supplement dated November 10, 2011.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 21, 2011.

10.13	Revolving Term Loan Supplement dated November 10, 2011.		Exhibit 10.2 to the Registrant’s Form 10-Q filed with the Commission on November 21, 2011.

10.14	Amendment to Master Loan Agreement with CoBank dated March 14, 2012		Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 16, 2012.

10.15	Revolving Credit Supplement dated July 23, 2012		Exhibit 10.1 to the Registrant’s Form 10-Q filed

10.16	Amendment to Master Loan Agreement with CoBank dated October 4, 2012		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2012.

10.17	Revolving Term Loan Supplement dated March 21, 2013.	X

10.18	Revolving Credit Supplement dated March 21, 2013.	X

31.1	Rule13a-14(a)/15d-14(a) Certification by Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14 Certified by Chief Financial officer	X

32.1	Section 1350 Certification by Chief Executive Officer	X

32.2	Section 1350 Certification by Chief Financial Officer	X

** Documents can be found at www.sec.gov

South Dakota Soybean Processors, LLC

Consolidated Financial Statements

December 31, 2012, 2011, and 2010

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members

South Dakota Soybean Processors, LLC

Volga, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2012, 2011, and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC as of December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for the years ended December 31, 2012, 2011, and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado

March 25, 2013

F-1

South Dakota Soybean Processors, LLC

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
Assets

Current assets
Cash and cash equivalents	$292,874	$150
Trade accounts receivable	30,596,162	18,630,340
Inventories	72,469,499	29,713,654
Margin deposits	1,624,565	5,618,466
Assets of discontinued division	216,105	889,739
Prepaid expenses	1,024,882	828,291
Total current assets	106,224,087	55,680,640

Property and equipment	62,457,602	61,123,893
Less accumulated depreciation	(35,989,551)	(34,725,584)
Total property and equipment, net	26,468,051	26,398,309

Other assets
Investments in cooperatives	8,197,832	7,870,663
Notes receivable - members	147,056	147,675
Other intangible assets, net	8,210	10,141
Total other assets	8,353,098	8,028,479

Total assets	$141,045,236	$90,107,428

The accompanying notes are an integral part of these consolidated financial statements.

F-2

South Dakota Soybean Processors, LLC

Consolidated Balance Sheets (continued)

December 31, 2012 and 2011

	2012	2011
Liabilities and Members' Equity

Current liabilities
Excess of outstanding checks over bank balance	$-	$4,386,782
Current maturities of long-term debt	2,600,000	605,001
Note payable - seasonal loan	16,917,303	-
Accounts payable	1,812,186	994,668
Accrued commodity purchases	62,421,223	41,062,653
Accrued expenses	2,241,614	1,455,734
Accrued interest	448,795	278,666
Deferred liabilities - current	1,453,432	151,127
Liabilities of discontinued division	-	3,488
Total current liabilities	87,894,553	48,938,119

Long-term liabilities
Long-term debt, less current maturities	11,600,000	14,200,000
Deferred liabilities	126,213	47,972
Total long-term liabilities	11,726,213	14,247,972

Commitments and contingencies

Members' equity Class A Units, no par value, 30,419,000 units issued and outstanding, net of subscriptions receivable of $2,259 at December 31, 2012 and 2011	41,424,470	26,921,337

Total liabilities and members' equity	$141,045,236	$90,107,428

The accompanying notes are an integral part of these consolidated financial statements.

F-3

South Dakota Soybean Processors, LLC

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010

Net revenues	$411,985,913	$397,228,087	$285,189,823

Cost of revenues:
Cost of product sold	353,641,110	362,144,771	250,684,465
Production	16,525,879	15,226,656	14,106,934
Freight and rail	24,390,748	18,864,807	16,854,639
Brokerage fees	515,007	466,955	489,716
Total cost of revenues	395,072,744	396,703,189	282,135,754

Gross profit	16,913,169	524,898	3,054,069

Operating expenses:
Administration	2,415,460	2,307,650	2,620,355

Operating income (loss)	14,497,709	(1,782,752)	433,714

Other income (expense):
Interest expense	(1,928,660)	(1,308,195)	(1,218,948)
Other non-operating income	1,595,156	2,443,518	2,412,998
Patronage dividend income	576,728	292,207	211,282
Total other income (expense)	243,224	1,427,530	1,405,332

Income (loss) from continuing operations before income taxes	14,740,933	(355,222)	1,839,046

Income tax expense	(1,000)	(300)	(100)

Income (loss) from continuing operations	14,739,933	(355,522)	1,838,946

Loss on discontinued operations	(236,800)	(3,592,800)	(2,333,579)

Net income (loss)	$14,503,133	$(3,948,322)	$(494,633)

Basic and diluted earnings (loss per capital unit):
Income (loss) from continuing operations	$0.48	$(0.01)	$0.06
Income (loss) from discontinuing operations	(0.01)	(0.12)	(0.08)
Net income (loss)	$0.48	$(0.13)	$(0.02)

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these consolidated financial statements.

F-4

South Dakota Soybean Processors, LLC

Consolidated Statements of Changes in Members’ Equity

For the Years Ended December 31, 2012, 2011, and 2010

	Class A Units
	Units	Amount

Balances, January 1, 2010	30,419,000	$31,221,542

Recognition of capital units previously recorded as temporary equity	-	142,750

Net loss	-	(494,633)

Balances, December 31, 2010	30,419,000	30,869,659

Net loss	-	(3,948,322)

Balances, December 31, 2011	30,419,000	26,921,337

Net income	-	14,503,133

Balances, December 31, 2012	30,419,000	$41,424,470

The accompanying notes are an integral part of these consolidated financial statements.

F-5

South Dakota Soybean Processors, LLC

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Operating activities
Net income (loss)	$14,503,133	$(3,948,322)	$(494,633)
Loss from discontinued operations	236,800	3,592,800	2,333,579
Income (loss) from continued operations	14,739,933	(355,522)	1,838,946
Charges and credits to net income (loss) from continuing operations not affecting cash:
Depreciation and amortization	1,785,254	2,083,593	1,954,334
Loss on sales of property and equipment	1,161	13,216	17,557
Non-cash patronage dividends	(327,169)	(102,272)	(73,949)
Change in current assets and liabilities	(26,411,714)	23,008,509	(6,275,357)
Net cash from (used for) operating activities of continuing operations	(10,212,535)	24,647,524	(2,538,469)
Net cash from (used for) operating activities of discontinued operations	324,843	(216,476)	(2,421,227)
Net cash from (used for) operating activities	(9,887,692)	24,431,048	(4,959,696)

Investing activities
Proceeds from investments in cooperatives	-	77,599	-
Retirement of patronage dividends	-	76,585	-
Decrease in member loans	619	223	-
Proceeds from sales of property and equipment	-	88,409	-
Purchase of property and equipment	(1,854,226)	(3,139,905)	(5,583,208)
Net cash used for investing activities of continued operations	(1,853,607)	(2,897,089)	(5,583,208)
Net cash from (used for) investing activities of discontinued operations	108,503	(83,329)	(394,626)
Net cash used for investing activities	(1,745,104)	(2,980,418)	(5,977,834)

Financing activities
Change in excess of outstanding checks over bank balances	(4,386,782)	2,651,842	(2,854,519)
Net (payments) proceeds from seasonal borrowings	16,917,303	(24,790,669)	10,538,445
Payments for debt issue costs	-	-	(13,200)
Proceeds from long-term debt	1,547,999	10,058,801	4,579,200
Principal payments on long-term debt	(2,153,000)	(9,133,000)	(1,300,000)
Net cash from (used for) financing activities of continued operations	11,925,520	(21,213,026)	10,949,926
Net cash used for financing activities of discontinued operations	-	(237,604)	(12,396)
Net cash from (used for) financing activities	11,925,520	(21,450,630)	10,937,530

Net change in cash and cash equivalents	$292,724	$-	$-

Cash and cash equivalents, beginning of year	150	150	150

Cash and cash equivalents, end of year	$292,874	$150	$150

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,758,531	$1,472,624	$1,468,700

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

F-6

South Dakota Soybean Processors, LLC

Notes to the Consolidated Financial Statements

Note 1 -	Principal Activity and Significant Accounting Policies

Organization

South Dakota Soybean Processors, LLC (the “Company” or “LLC”) processes and sells soybean products, such as soybean oil, meal and hulls. The Company’s principal operations are in Volga, South Dakota.

The consolidated financial statements include the accounts of the Company and Urethane Soy Systems Company (USSC), which is the Company’s wholly-owned subsidiary. During 2011 the Company determined to discontinue operations of its polyurethane segment, including USSC, and put the assets and business up for sale. For all periods presented, amounts associated with the polyurethane segment have been classified as discontinued operations on the accompanying consolidated financial statements. See Note 4 for additional information.

On October 16, 2012, USSC’s Board of Directors and the Company’s Board of Managers approved the legal dissolution of USSC, and on December 7, 2012, USSC was formerly dissolved as a corporation.

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

The following table presents the aging analysis of trade receivables as of December 31, 2012 and 2011:

	2012	2011
Past due:
Less than 30 days past due	$2,717,120	$2,287,027
31-90 days past due	185,168	128,578
Greater than 90 days past due	45	-
Total past due	2,902,333	2,415,605
Current	27,693,829	16,214,735

Totals	$30,596,162	$18,630,340

(Continued on next page)	F-7

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of December 31, 2012, 2011, and 2010:

	2012	2011	2010

Balances, beginning of year	$-	$-	$15,931
Amounts charged (credited) to costs and expenses	-	(7,838)	1,894
Additions (deductions)	-	7,838	(17,825)

Balances, end of year	$-	$-	$-

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

Building and improvements	10-39 years
Equipment and furnishings	3-15 years

The Company reviews its long-lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. If impairment indicators are present and the future cash flows is less than the carrying amount of the assets, values are reduced to the estimated fair value of those assets.

(Continued on next page)	F-8

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

Patents

The Company’s patents are amortized over their estimated useful lives, using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the original file date.

The Company evaluates the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying value may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which the asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the assets being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2012, 2011, and 2010, the Company recorded impairment losses of $0, $637,318, and $0, respectively, related to intangible assets. The impairment loss in 2011 is recorded in “Loss on discontinued operations” on the consolidated statement of operations.

Deferred revenue

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under “Deferred revenue”.

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

(Continued on next page)	F-9

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

Advertising costs

Advertising and promotion costs are expensed as incurred. The Company incurred $12,000, $25,000, and $23,000, of advertising costs on continuing operations in the years ended December 31, 2012, 2011, and 2010, respectively.

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

Unrealized gains and losses on futures and options contracts used to hedge soybean, oil and meal inventories, as well as foreign exchange rates, are recognized as a component of net proceeds for financial reporting. Inventories are recorded at estimated market value. Consequently, unrealized gains and losses on derivative contracts are offset by unrealized gains and losses on inventories and reflected in current earnings.

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

The Company has evaluated the provisions of FASB ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes) for uncertain tax positions. As of December 31, 2012 and 2011, the unrecognized tax benefit accrual was zero.

The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

(Continued on next page)	F-10

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

As of December 31, 2012, the book value of the Company’s net assets exceeds the tax basis of those assets by approximately $7.9 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2009.  We currently have no tax years under examination.

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

Note 2 -	Inventories

The Company’s inventories consist of the following as of December 31:

	2012	2011
Finished goods	$28,345,806	$11,274,989
Raw materials	44,003,018	18,342,887
Supplies & miscellaneous	120,675	95,778

Totals	$72,469,499	$29,713,654

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

The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2012, the Company’s futures contracts all mature within twelve months.

Note 4 -	Discontinued Operations

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

(Continued on next page)	F-11

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

Sales revenue from the polyurethane segment for the years ended December 31, 2012, 2011, and 2010 were $457,748, $1,495,257, and $2,128,585, respectively. During 2012, the Company sold the patents, other intellectual property, and property and equipment, incurring a loss on the sales totaling $161,812. In conjunction with the discontinuance of operations, the Company recognized a loss on disposal of $1,104,000 in 2011 to write down the related carrying amounts to their fair values less estimated cost to sell. The losses from discontinued operations of this division were $238,580, $3,592,799, and $2,333,578 for the years ended December 31, 2012, 2011, and 2010, respectively.

Interest expense was allocated to discontinued operations based on the amount of debt related to the operations of the discontinued division. For the years ended December 31, 2012, 2011, and 2010, interest expense allocated to discontinued operations was $0, $372,000, and $275,000, respectively.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued division” and “Liabilities of discontinued division,” respectively, in the accompanying balance sheets at December 31, 2011 and 2010, and consist of the following:

	2012	2011
Assets of discontinued division:
Cash	$-	$36,061
Accounts receivable, less allowance for uncollectible accounts (2012 - $52,000; 2010 - $73,000)	2,791	126,543
Inventories	-	219,675
Prepaid expenses	-	6,460
Property and equipment, net	213,314	300,000
Notes receivable	-	1,000
Patents and other intangible assets, net	-	200,000

Total assets	$216,105	$889,739

	2012	2011
Liabilities of discontinued division:
Accounts payable	$-	$2,596
Accrued expenses	-	892

Total liabilities	$-	$3,488

(Continued on next page)	F-12

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

Note 5 -	Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at December 31:

	2012	2011
Investments in associated cooperative companies:
Minnesota Soybean Processors
Common stock and Class A Preferred Shares	$3,455,876	$3,245,437
Class B Preferred Shares, 8% non-cumulative, convertible	575,000	575,000
CHS (formerly Cenex Harvest States)	2,849,269	2,849,269
CoBank	1,317,687	1,200,957
	$8,197,832	$7,870,663

Note 6 -	Property and Equipment

The following is a summary of property and equipment at December 31:

	2012
		Accumulated		2011
	Cost	Depreciation	Net	Net
Land	$443,816	$-	$443,816	$443,816
Land improvements	484,404	(82,713)	401,691	231,541
Buildings and improvements	16,464,268	(6,217,563)	10,246,705	10,657,620
Machinery and equipment	43,425,182	(29,045,912)	14,379,270	13,671,639
Company vehicles	64,266	(57,699)	6,567	12,443
Furniture and fixtures	1,111,648	(585,664)	525,984	260,135
Construction in progress	464,018	-	464,018	1,121,115

Totals	$62,457,602	$(35,989,551)	$26,468,051	$26,398,309

Depreciation of property and equipment of continued operations amounts to $1,784,225, $2,081,481, and $1,952,485 for the years ended December 31, 2012, 2011, and 2010, respectively.

(Continued on next page)	F-13

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

Note 7 -	Patents and Other Intangible Assets

On January 1, 2003, the Company acquired an additional 54% interest in the outstanding common stock of USSC to bring its total ownership interest to approximately 58%. The results of USSC’s operations have been consolidated in the Company’s financial statements since that date. The acquisition of a controlling interest in USSC allowed the Company to develop and market soy-based polyurethane products. Subsequently, through the participation in additional equity offering, conversion of notes payable, and stock swaps, the Company has increased its majority ownership in USSC to 100% as of December 31, 2009.

The allocation of the purchase price of USSC shares on January 1, 2003 resulted in an assignment of $7,401,245 to patents. None of these patent costs recognized for financial reporting purposes were expected to be deductible for tax purposes; however, for book purposes the patents were being amortized using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the original file date. Amortization expense was $0, $77,816, and $72,973 for the years ended December 31, 2012, 2011, and 2010, respectively.

Annually, the Company performed an impairment test of the carrying value of the patents to determine if any impairment exists. In 2011, the Company determined that the sum of the undiscounted cash flows attributable to the patents was less than its carrying value and that impairment write-downs were required. Accordingly, the Company calculated the estimated fair value of the intangible assets by summing the present value of the expected cash flows over its remaining useful life. The impairment was calculated by deducting the present value of the expected cash flows from the carrying value. This assessment resulted in an impairment write-down of $637,318, which is included in “Loss on discontinued operations” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2011.

The following table provides information regarding the Company’s other intangible assets as of December 31, 2012 and 2011:

			Accumulated
Intangible Assets	Life	Cost	Amortization	Net
As of December 31, 2012:
Loan Origination Costs	10 Yrs.	$13,200	$(4,990)	$8,210
As of December 31, 2011:
Loan Origination Costs	10 Yrs.	$13,200	$(3,059)	$10,141

Amortization expense on the loan origination costs amounts to $1,932, $2,112, and $1,849 for the years ended December 31, 2012, 2011, and 2010, respectively.

(Continued on next page)	F-14

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

Future amortization expense related to the loan origination costs is expected to be approximately:

For the years ending December 31:
2013	$1,932
2014	1,932
2015	1,932
2016	1,932
2017	482

Total	$8,210

Note 8 -	Notes Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank which expires August 1, 2013. Under this agreement, the Company may borrow up to $50 million until May 1, 2013, at which time it will decrease back to $40 million, to finance inventory and accounts receivable. Interest accrues at a variable rate (3.96% at December 31, 2012). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $16,917,303 and $0 at December 31, 2012 and 2011, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $33,100,000 as of December 31, 2012.

Note 9 -	Long-Term Debt

	2012	2011

Revolving term loan from CoBank, interest at variable rates (4.21% and 4.55% at December 31, 2012 and 2011, respectively), secured by substantially all property and equipment. Loan matures March 20, 2018.	$14,200,000	$14,805,001
Less current maturities	(2,600,000)	(605,001)

Totals	$11,600,000	$14,200,000

The Company entered into an agreement as of October 4, 2012 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 8. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $14,200,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting March 20, 2012 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $14,200,000 and $14,805,001 as of December 31, 2012 and 2011, respectively. There were no remaining commitments available to borrow on the revolving term loan as of December 31, 2012.

(Continued on next page)	F-15

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2012.

The minimum principal payments on long-term debt obligations are expected to be as follows:

For the years ending December 31:
2013	$2,600,000
2014	2,600,000
2015	2,600,000
2016	2,600,000
2017	2,600,000
Thereafter	1,200,000

Total	$14,200,000

Note 10 -	Employee Benefit Plans

The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of employees’ contributed earnings. The amounts charged to expense under continuing operations under this plan were approximately $73,000, $70,000, and $66,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

The Company has a deferred compensation plan for key employees. The Company shall pay the employees in five equal annual installments upon retirement. The future payments have been discounted at 8%. The amount recognized as expense (benefit) during the years ended December 31, 2012, 2011, and 2010 was $4,000, $3,000, $(12,000), respectively. The Company made payments of approximately $11,827, $11,827, and $0 during the years ended December 31, 2012, 2011, and 2010, respectively. Deferred compensation payable is $40,634 and $47,972 as of December 31, 2012 and 2011, respectively.

Note 11 -	Commitments

Operating Leases

The Company has operating leases for 265 rail cars from GE Capital. The leases require monthly payments of $105,835. The Company also leases 107 rail cars from Trinity Capital. This lease requires monthly payments of $45,579. The Company also leases 64 rail cars from Flagship Rail Services. This lease requires monthly payments of $24,832. The Company also leases 15 rail cars from GATX Corporation. This lease requires monthly payments of $10,050.The leases began between 1996 and 2012 and have terms ranging from 5-18 years. Lease expense for all rail cars was $2,237,477, $2,179,818, and $2,094,353 for the years ended December 31, 2012, 2011, and 2010, respectively. The Company generates revenues from the use of 317 of these rail cars on other railroads. Such revenues were $1,535,316, $1,453,374, and $1,477,159 for the years ended December 31, 2012, 2011, and 2010, respectively.

On September 1, 2011, the Company renewed a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (“H&I”). This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000. The agreement expires on August 31, 2014. Expenses under the agreements with H&I were $1,258,806, $642,341, and $681,249 for the years ended December 31, 2012, 2011, and 2010, respectively.

(Continued on next page)	F-16

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

The Company also has a number of other operating leases for machinery and equipment. Rental expense for continuing operations under these other operating leases was $183,771, $193,570, and $268,652 for the years ended December 31, 2012, 2011, and2010, respectively.

The following is a schedule of future minimum payments required under these operating commitments.

	Rail Cars	Other	Total
Year ended December 31:
2013	$2,236,000	$104,000	$2,340,000
2014	2,063,000	88,000	2,151,000
2015	1,840,000	48,000	1,888,000
2016	1,452,000	37,000	1,489,000
2017	1,262,000	16,000	1,278,000
Thereafter	1,584,000	7,000	1,591,000

Totals	$10,437,000	$300,000	$10,737,000

Note 12 -	Cash Flow Information

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2012	2011	2010
(Increase) decrease in assets:
Trade accounts receivable	$(11,965,822)	$(3,608,153)	$(2,089,919)
Inventories	(42,755,845)	16,396,324	(6,831,791)
Margin account deposit	3,993,901	(3,287,052)	(1,968,805)
Prepaid expenses	(196,591)	227,867	(325,338)
	(50,924,357)	9,728,986	(11,215,853)

	2012	2011	2010
Increase (decrease) in liabilities:
Accounts payable	817,518	(15,105)	503,948
Accrued commodity purchases	21,358,570	13,299,182	4,819,584
Accrued expenses and interest	956,009	(146,487)	(370,629)
Deferred liabilities	1,380,546	141,933	(12,407)
	24,512,643	13,279,523	4,940,496

Total	$(26,411,714)	$23,008,509	$(6,275,357)

(Continued on next page)	F-17

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

Note 13 -	Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded on the Company’s consolidated balance sheets at fair value as discussed in Note 14, Fair Value of Financial Instruments.

As of December 31, 2012 and 2011, the value of the Company’s open futures, options and forward contracts was approximately $1,600,783 and $(3,235,056), respectively.

		Amounts As of December 31, 2012
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,248,420	$3,647,637
Foreign exchange contracts	Current Assets	1,846	1,410

Totals		$5,250,266	$3,649,047

		Amounts As of December 31, 2011
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$6,118,915	$9,353,971
Foreign exchange contracts	Current Assets	-	-

Totals		$6,118,915	$9,353,971

(Continued on next page)	F-18

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

During the years ended December 31, 2012, 2011, and 2010, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative
	Activities for the Year Ending December 31:
	2012	2011	2010
Derivatives not designated as hedging instruments:
Commodity contracts	$5,802,562	$(4,173,693)	$(6,395,157)
Foreign exchange contracts	518	-	-

Totals	$5,803,080	$(4,173,693)	$(6,395,157)

The Company recorded gains (losses) of $5,803,080, $(4,173,693), and $(6,395,157) in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2012, 2011, and 2010, respectively.

Note 14 -	Fair Value of Financial Instruments

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

•	Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange and commodity derivative contracts listed on the Chicago Mercantile Exchange (“CME”).
•	Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs, such as commodity prices using forward future prices.
•	Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

(Continued on next page)	F-19

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2012 and 2011:

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$1,600,783	$70,243,052	$-	$71,843,835
Margin deposits	$1,624,565	$-	$-	$1,624,565
Assets of discontinued division	$-	$-	$216,105	$216,105

	Fair Value as of December 31, 2011
	Level 1	Level 2	Level 3	Total
Financial Assets:
Inventory	$(3,235,056)	$32,633,988	$-	$29,398,932
Margin deposits	$5,618,466	$-	$-	$5,618,466
Assets of discontinued division	$36,061	$-	$853,678	$889,739

The Company considers the carrying amount of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, prepaid expenses, notes receivable, accounts payable, and accrued liabilities, to be reasonable estimates of fair value due to their length or maturity. The fair value of the Company’s long-term debt approximates the carrying value. The interest rates on the long-term debt are similar to rates the Company would be able to obtain currently in the market.

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

The assets of discontinued division represent a nonrecurring level 3 fair value measurement. The fair value measurements were based on managements’ best estimate of fair market value, which includes comparisons to similar assets within the industry.

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

(Continued on next page)	F-20

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2012 and 2011.

	2012	2011
Beginning balance	$853,678	$-
Transfers	-	3,085,245
Purchases	10,616	-
Sales	(547,005)	-
Settlements	218,668	-
Net gains (losses) included in earnings	(319,852)	(2,231,567)

Ending balance	$216,105	$853,678

Note 15 -	Business Credit Risk and Concentrations

The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables from continuing operations were $30,414,593 and $18,595,085 at December 31, 2012 and 2011, respectively.

Soybean meal sales accounted for approximately 57%, 46%, and 58% of total revenues from continuing operations for the years ended December 31, 2012, 2011, and 2010, respectively. Soybean oil sales represented approximately 39%, 49%, and 39% of total revenues for the years ended December 31, 2012, 2011, and 2010, respectively.

Net revenue by geographic area for the years ended December 31, 2012, 2011, and 2010 are as follows:

	2012	2011	2010
United States	$358,748,132	$362,014,278	$254,179,641
Canada	53,237,781	35,213,809	31,010,182

	$411,985,913	$397,228,087	$285,189,823

Note 16 -	Members’ Equity

A minimum of 2,500 capital units is required for an ownership interest in the Company. Such units are subject to certain transfer restrictions. The Company retains the right to redeem the units at the greater of $0.20 per unit or the original purchase price less cumulative distributions through the date of redemption in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units, or if a member becomes an owner (directly or indirectly) of more than 1.5% of the issued and outstanding capital units. The Company’s Operating Agreement also includes provisions whereby cash equal to a minimum of 30% of available net income will be distributed to unit holders subject to certain limitations. These limitations include a minimum net income of $500,000, restrictions imposed by debt and credit instruments or as restricted by law in the event of insolvency. Earnings, losses and cash distributions are allocated to members based on their percentage of ownership in the Company.

(Continued on next page)	F-21

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

The Board of Managers approved a Form S-1 registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering. The maximum offering under the statement was $11,250,000. During 2005, the Company sold 2,190,500 member units for a total of $4,495,750, which was originally accounted for as temporary equity. The offering allowed the investor to initially pay 50% and sign a note payable to the Company for the remaining portion. At December 31, 2012 and 2011, the Company had subscriptions receivable of $2,259, which is accounted for as a deduction from members’ equity until collected.

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

The Company organizes its business units into two reportable segments: soybean processing and polyurethane. Separate management of each segment is required because each segment is subject to different marketing, production, and technology strategies. The soybean processing segment purchases soybeans and processes them in primarily three products: soybean meal, oil and hulls. The polyurethane segment, which is classified as a discontinued operation in 2011, manufactured a soy-based polyol called Soyol® and its resin system and sold them to the polyurethane industry. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. Market prices are used to report intersegment sales.

Segment information for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Soybean
	Processing	Polyurethane	Total
For the Year Ended December 31, 2012:
Sales to external customers	$411,985,913	$457,748	$412,443,661
Intersegment sales	-	-	-
Depreciation and amortization	1,785,254	-	1,785,254
Interest expense	1,928,660	-	1,928,660
Segment profit (loss)	14,739,933	(236,800)	14,503,133
Segment assets	140,829,131	216,105	141,045,236
Expenditures for segment assets	1,854,226	-	1,854,226

(Continued on next page)	F-22

South Dakota Soybean Processors, LLC Notes to the Consolidated Financial Statements

	Soybean
	Processing	Polyurethane	Total
For the Year Ended December 31, 2011:
Sales to external customers	$397,228,087	$1,495,257	$398,723,344
Intersegment sales	71,959	-	71,959
Depreciation and amortization	2,083,593	222,379	2,305,972
Interest expense	1,308,195	371,555	1,679,750
Segment profit (loss)	(355,522)	(3,592,800)	(3,948,322)
Segment assets	89,217,689	889,739	90,107,428
Expenditures for segment assets	3,139,905	-	3,139,905

For the Year Ended December 31, 2010:
Sales to external customers	$285,189,823	$2,128,585	$287,318,408
Intersegment sales	319,390	-	319,390
Depreciation and amortization	1,954,334	203,719	2,158,053
Interest expense	1,218,948	274,702	1,493,650
Segment profit (loss)	1,838,946	(2,333,579)	(494,633)
Segment assets	98,072,244	4,291,310	102,363,554
Expenditures for segment assets	5,583,208	123,208	5,706,416

Note 19 -	Subsequent Events

Except for the events listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

On February 6, 2013, the Company received payment of $2.7 million from CHS as payment on their previously allocated patronage capital. This transaction will reduce the Company’s investment in CHS to approximately $125,000.

On February 7, 2013, the Company’s Board of Managers declared a cash distribution to its members of approximately $5.1 million. The distribution was issued to members on or about February 8, 2013.

On February 22, 2013, the Company entered into a contract with a vendor for capital improvements for a total of approximately $1.8 million. The contract required a down payment of approximately $255,000, which was paid on February 27, 2013.

Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a total sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. The interest rate on the loan is 2.0% per year. Principal and interest payments are due annually with the first payment due on June 1, 2014 and the final payment due at maturity on June 1, 2020. In consideration of this unsecured loan, the Company agreed to guarantee to the State of South Dakota Department of Transportation the full amount of the loan, plus interest. The Company will be responsible for paying the above-described principal and interest payments on an annual basis.

On March 21, 2013, the Company entered into an amendment of the Master Loan Agreement with CoBank. The amendment decreased interest rates on both loans by 1.0%. Prior to the amendment, the interest rates on the seasonal and revolving term loans were subject to LIBOR (One-Month LIBOR Index Rate) plus 3.75% and 4.00%, respectively. Under the amendment, the interest rates on the seasonal and revolving terms loans are subject to LIBOR (One-Month LIBOR Index Rate) plus 2.75% and 3.00%, respectively. All other material items and conditions under the Master Loan Agreement and subsequent amendments remained the same following this amendment.

F-23