Form 10-Q
period 2013-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2013-05-14
CIK 1163609

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

COMMISSION FILE NO. 000-50253

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC

(Exact Name of Registrant as Specified in its Charter)

South Dakota	46-0462968

(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Caspian Avenue, PO Box 500, Volga, South Dakota 57071

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  On May 14, 2013, the registrant had 30,419,000 capital units outstanding.

2

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

South Dakota Soybean Processors, LLC

Condensed Consolidated Financial Statements

March 31, 2013 and 2012

South Dakota Soybean Processors, LLC

Condensed Consolidated Balance Sheets

	March 31,
	2013	December 31,
	(Unaudited)	2012
Assets

Current assets
Cash and cash equivalents	$50	$292,874
Trade accounts receivable	28,735,562	30,596,162
Inventories	78,259,999	72,469,499
Margin deposits	1,317,530	1,624,565
Assets of discontinued division	213,314	216,105
Prepaid expenses	1,021,592	1,024,882
Total current assets	109,548,047	106,224,087

Property and equipment	62,988,721	62,457,602
Less accumulated depreciation	(36,464,611)	(35,989,551)
Total property and equipment, net	26,524,110	26,468,051

Other assets
Investments in cooperatives	6,064,481	8,197,832
Notes receivable - members	146,073	147,056
Other intangible assets, net	7,727	8,210
Total other assets	6,218,281	8,353,098

Total assets	$142,290,438	$141,045,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC

Condensed Consolidated Balance Sheets (continued)

	March 31,
	2013	December 31,
	(Unaudited)	2012
Liabilities and Members' Equity

Current liabilities
Excess of outstanding checks over bank balance	$2,386,413	$-
Current maturities of long-term debt	2,600,000	2,600,000
Note payable - seasonal loan	39,660,750	16,917,303
Accounts payable	1,409,373	1,812,186
Accrued commodity purchases	40,016,277	62,421,223
Accrued expenses	2,044,456	2,241,614
Accrued interest	370,812	448,795
Deferred liabilities - current	160,281	1,453,432
Total current liabilities	88,648,362	87,894,553

Long-term liabilities
Long-term debt, less current maturities	10,300,000	11,600,000
Deferred liabilities, less current maturities	111,216	126,213
Total long-term liabilities	10,411,216	11,726,213

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding, net of subscriptions receivable of $ 0 and $2,259 at March 31, 2013 and December 31, 2012, respectively	43,230,860	41,424,470

Total liabilities and members' equity	$142,290,438	$141,045,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC

Condensed Consolidated Statements of Operations (Unaudited)

For the Three-Month Periods Ended March 31, 2013 and 2012

	2013	2012

Net revenues	$110,520,032	$85,890,884

Cost of revenues:
Cost of product sold	92,186,838	73,428,149
Production	4,353,760	3,906,592
Freight and rail	7,088,894	5,726,864
Brokerage fees	154,819	106,330
Total cost of revenues	103,784,311	83,167,935

Gross profit	6,735,721	2,722,949

Operating expenses:
Administration	760,970	619,008

Operating income	5,974,751	2,103,941

Other income (expense):
Interest expense	(500,113)	(345,232)
Other non-operating income	340,592	365,835
Patronage dividend income	1,074,734	576,728
Total other income (expense)	915,213	597,331

Income from continuing operations before income taxes	6,889,964	2,701,272

Income tax expense	(1,000)	-

Income from continuing operations	6,888,964	2,701,272

Income (loss) from discontinued operations	(8,728)	116,432

Net income	$6,880,236	$2,817,704

Basic and diluted earnings (loss) per capital unit:
Income from continuing operations	$0.23	$0.09
Income (loss) from discontinued operations	(0.00)	0.00
Net income	$0.23	$0.09

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three-Month Periods Ended March 31, 2013 and 2012

	2013	2012
Operating activities
Net income	$6,880,236	$2,817,704
(Income) loss from discontinued operations	8,728	(116,432)
Income from continued operations	6,888,964	2,701,272
Charges and credits to net income from continuing operations not affecting cash:
Depreciation and amortization	475,543	438,992
Gain on sales of property and equipment	-	(6,396)
Non-cash patronage dividends	(591,099)	(327,169)
Change in current assets and liabilities	(28,010,623)	(21,550,707)
Net cash used for operating activities of continuing operations	(21,237,215)	(18,744,008)
Net cash from (used for) operating activities of discontinued operations	(5,937)	258,955
Net cash used for operating activities	(21,243,152)	(18,485,053)

Investing activities
Retirement of patronage dividends	2,724,450	-
Decrease in member loans	983	619
Proceeds from sales of property and equipment	-	7,750
Purchase of property and equipment	(531,119)	(74,082)
Net cash from (used for) investing activities	2,194,314	(65,713)

Financing activities
Change in excess of outstanding checks over bank balances	2,386,413	1,894,449
Net proceeds (payments) from seasonal borrowings	22,743,447	15,961,318
Distributions to members	(5,076,105)	-
Decrease in subscriptions receivable	2,259	-
Proceeds from long-term debt	-	1,547,998
Principal payments on long-term debt	(1,300,000)	(852,999)
Net cash from financing activities	18,756,014	18,550,766

Net change in cash and cash equivalents	(292,824)	-

Cash and cash equivalents, beginning of period	292,874	150

Cash and cash equivalents, end of period	$50	$150

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$578,096	$348,129

Income taxes	$1,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 1 -   Principal Activity and Significant Accounting Policies

The unaudited condensed consolidated financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”) believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2012 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated financial statements include the accounts of the Company and Urethane Soy Systems Company (USSC), which was the Company’s wholly-owned subsidiary. The effects of all intercompany accounts and transactions have been eliminated. During 2011, the Company determined to discontinue operations of its polyurethane segment, including USSC, and put the assets and business up for sale. For all periods presented, amounts associated with the polyurethane segment have been classified as discontinued operations on the accompanying condensed consolidated financial statements.

On October 16, 2012, USSC’s Board of Directors and the Company’s Board of Managers approved the legal dissolution of USSC, and on December 7, 2012, USSC was formally dissolved as a corporation.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2013.

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

The following table presents the aging analysis of trade receivables as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Past due:
Less than 30 days past due	$3,005,506	$2,717,120
31-90 days past due	730,513	185,168
Greater than 90 days past due	-	45
Total past due	3,736,019	2,902,333
Current	24,999,543	27,693,829

Totals	$28,735,562	$30,596,162

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012

Balances, beginning of period	$-	$-
Amounts charged (credited) to costs and expenses	-	(7,838)
Additions (deductions)	-	7,838

Balances, end of period	$-	$-

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 3 -   Inventories

The Company’s inventories of continued operations consist of the following at March 31, 2013 and December 31, 2012:

	2013	2012

Finished goods	$34,740,549	$28,345,806
Raw materials	43,398,775	44,003,018
Supplies & miscellaneous	120,675	120,675

Totals	$78,259,999	$72,469,499

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Note 4 -   Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at March 31, 2013 and December 31, 2012:

	2013	2012

Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$3,964,728	$3,455,876
Class B Preferred Shares, 8% non-cumulative, convertible	575,000	575,000
CoBank	1,399,934	1,317,687
CHS (formerly Cenex Harvest States)	124,819	2,849,269

Totals	$6,064,481	$8,197,832

On February 6, 2013, the Company received $2,724,450 from CHS for the retirement of previous retained patronage allocations.

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 5 -   Property and Equipment

	2013
		Accumulated		2012
	Cost	Depreciation	Net	Net

Land	$443,816	$-	$443,816	$443,816
Land improvements	484,404	(91,061)	393,343	401,691
Buildings and improvements	16,464,268	(6,319,832)	10,144,436	10,246,705
Machinery and equipment	43,559,839	(29,383,814)	14,176,025	14,379,270
Company vehicles	64,266	(58,342)	5,924	6,567
Furniture and fixtures	1,111,648	(611,562)	500,086	525,984
Construction in progress	860,480	-	860,480	464,018

Totals	$62,988,721	$(36,464,611)	$26,524,110	$26,468,051

Depreciation of property and equipment of continued operations amounts to $475,060 and $438,509 for the three months ended March 31, 2013 and 2012, respectively.

Note 6 -   Note Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank which expires August 1, 2013. Under this agreement, the Company may borrow up to $50 million until May 1, 2013, at which time it will decrease back to $40 million, to finance inventory and accounts receivable. Interest accrues at a variable rate (2.96% at March 31, 2013). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $39,660,750 and $16,917,303 at March 31, 2013 and December 31, 2012, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $10,300,000 as of March 31, 2013.

Note7 -   Long-Term Debt

	2013	2012

Revolving term loan from CoBank, interest at variable rates (3.21% and 4.21% at March 31, 2013 and December 31, 2012, respectively), secured by substantially all property and equipment. Loan matures March 20, 2018.	$12,900,000	$14,200,000
Less current maturities	(2,600,000)	(2,600,000)

Totals	$10,300,000	$11,600,000

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

The Company entered into an agreement as of March 21, 2013 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 7. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $12,900,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2013 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $12,900,000 and $14,200,000 as of March 31, 2013 and December 31, 2012, respectively. There were no remaining commitments available to borrow on the revolving term loan as of March 31, 2013.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2013.

Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a total sum of $964,070 for purposes of making improvements to the railway infrastructure near the Company’s soybean processing facility in Volga, South Dakota. The interest rate on the loan is 2.0% per year. Principal and interest payments are due annually with the first payment due on June 1, 2014 and the final payment due at maturity on June 1, 2020. In consideration of this unsecured loan, the Company agreed to guarantee to the State of South Dakota Department of Transportation the full amount of the loan, plus interest. This guaranty, however, will become a direct obligation of the Company’s on March 1, 2013, when the Company will be responsible for paying the above-described principal and interest payments on an annual basis. There were no advances outstanding on this loan as of March 31, 2013 and December 31, 2012.

The minimum principal payments on long-term debt obligations, assuming the Company will advance the entire amount on the railway improvement loan, are expected to be as follows:

For the twelve-month periods ending March 31:
2014	$2,600,000
2015	2,656,000
2016	2,657,000
2017	2,658,000
2018	2,560,000
Thereafter	733,000

Total	$13,864,000

Note 8 -   Member Distribution

On February 7, 2013, the Company’s Board of Managers approved a cash distribution of approximately $5.1 million, or 16.7¢ per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 8, 2013.

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 9 -   Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded in inventory on the Company’s consolidated balance sheets at fair value as discussed in Note 11, Fair Value of Financial Instruments.

As of March 31, 2013 and December 31, 2012, the value of the Company’s open futures, options and forward contracts was approximately $1,755,919 and $1,600,783, respectively.

		Amounts As of March 31, 2013
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$4,407,338	$2,650,592
Foreign exchange contracts	Current Assets	431	1,258

Totals		$4,407,769	$2,651,850

		Amounts As of December 31, 2012
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,248,420	$3,647,637
Foreign exchange contracts	Current Assets	1,846	1,410

Totals		$5,250,266	$3,649,047

During the three-month periods ended March 31, 2013 and 2012, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on
	Derivative Activities for the Three-
	Month Periods Ending March 31:
	2013	2012
Derivatives not designated as hedging instruments:
Commodity contracts	$1,844,226	$(1,221,313)
Foreign exchange contracts	(823)	-

Totals	$1,843,403	$(1,221,313)

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

The Company recorded gains (losses) of $1,843,403 and $2,345,174 in cost of goods sold related to its commodity derivative instruments for the three-month periods ended March 31, 2013 and 2012, respectively.

Note 10 -   Fair Value of Financial Instruments

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2013 and December 31, 2012:

	Fair Value as of March 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$1,759,241	$76,020,505	$-	$77,779,746
Margin deposits	$1,317,530	$-	$-	$1,317,530
Assets of discontinued division	$-	$-	$213,314	$213,314

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

The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area.

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

The following table presents the changes in Level 3 instruments measured on a recurring basis as of March 31, 2013 and December 31, 2012:

	2013	2012

Beginning balance	$216,105	$853,678
Purchases	-	10,616
Sales	-	(547,005)
Settlements	(5,448)	(123,752)
Net gains (losses) included in earnings	2,657	22,568

Ending balance	$213,314	$216,105

(continued on next page)

South Dakota Soybean Processors, LLC

Notes to Condensed Consolidated Financial Statements

Note 11 -   Business Segment Information

The Company organizes its business units into two reportable segments: soybean processing and polyurethane. Separate management of each segment is required because each segment is subject to different marketing, production, and technology strategies. The soybean processing segment purchases soybeans and processes them in primarily three products: soybean meal, oil and hulls. The polyurethane segment, which was classified as a discontinued operation in 2011, manufactured a soy-based polyol called Soyol® and its resin systems and sold them to the polyurethane industry. The segments’ accounting policies are the same as those described in the summary of significant accounting policies. Market prices are used to report intersegment sales.

Segment information for the three-month periods ended March 31 2013 and 2012 are as follows:

	Soybean
	Processing	Polyurethane	Total
For the Three Months Ended March 31, 2013:
Sales to external customers	$110,520,032	$-	$110,520,032
Intersegment sales	-	-	-
Depreciation and amortization	475,543	-	475,543
Interest expense	500,113	-	500,113
Segment income (loss)	6,888,964	(8,728)	6,880,236
Segment assets	142,077,124	213,314	142,290,438
Expenditures for segment assets	531,119	-	531,119

For the Three Months Ended March 31, 2012:
Sales to external customers	$85,890,884	$407,943	$86,298,827
Intersegment sales	1,089	-	1,089
Depreciation and amortization	438,992	-	438,992
Interest expense	345,232	-	345,232
Segment income	2,701,272	116,432	2,817,704
Segment assets	95,129,735	749,777	95,879,512
Expenditures for segment assets	74,082	-	74,082

Note 12 -   Commitments

As of March 31, 2013, the Company had unpaid commitments of approximately $2.1 million for construction and acquisition of property and equipment, all of which expected to be incurred by October 2013.

Note 13 -   Subsequent Event

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2013, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2012.  Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements.  Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2012.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

We earned a net profit of approximately $6.9 million for the first three months of 2013. The profit is attributed to a unique set of factors, some of which have carried over from 2012:

•	We continued to benefit from favorable soybean quality in terms of oil and protein content.
•	We continued to benefit from increased demand for soybean meal and oil, spurred by domestic and international soybean shortages.
•	We continued to benefit from the maximization of plant efficiencies and product yields, increasing the quantity of soybeans processed by nearly 4% during the first quarter of 2013, compared to the same period in 2012.
•	From a market standpoint, we continued to be well positioned for purchasing soybeans and selling product.
•	We realized significant patronage dividend income issued by our financial partners during the first three months of 2013.

We expect to continue to benefit from efficiencies in plant performance and careful management strategies, but there is little doubt a new set of market conditions and challenges will likely impact our ability to continue with the same financial results for the rest of 2013. Some of the challenges are the following:

•	With favorable growing conditions, South America’s soybean production has rebounded. As a result, this year’s harvest will bring increased meal and oil products to the market and place greater pressure on our margins.

•	It is uncertain whether the supply of soybeans will be adequate until the 2013 harvest. The March 1st Grain Stocks Report indicated that on-farm soybean stocks in South Dakota were down a dramatic 38%. Soybean supplies in South Dakota have been impacted by drought conditions, especially in the southern half of South Dakota. In addition, soybeans produced in our area were shipped to the West coast by an active soybean export program and by processing plants in the more severe drought-impacted areas. As a result, our and other domestic producers’ margins are under tremendous pressure to pay more for soybeans and secure supply in 2013.
•	There is always uncertainty in new crop supplies. If inclement weather and other adverse growing conditions affect this year’s growing season, we may be left with an inadequate supply of soybeans going into next year.

Fortunately, our product diversity will continue to play an important role in our ability to work through challenging times. While soybean meal demand is struggling in response to the poor margin structure experienced in the livestock sector, we are experiencing a strong demand for our oil from the biodiesel sector and expect to see a resurgence in restaurant demand for oil as the economy improves.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2013 and 2012

	Quarter Ended March 31, 2013		Quarter Ended March 31, 2012
	$	% of Revenue	$	% of Revenue

Revenue	$110,520,032	100.0	$85,890,884	100.0
Cost of revenues	(103,784,311)	(93.9)	(83,167,935)	(96.8)
Operating expenses	(760,970)	(0.7)	(619,008)	(0.7)
Other income (expense)	915,213	0.8	597,331	0.7
Income tax expense	(1,000)	0.0	—	—
Income from continuing operations	6,888,964	6.2	2,701,272	3.2
Income (loss) from discontinued operations	(8,728)	0.0	116,432	0.1

Net income	$6,880,236	6.2	$2,817,704	3.3

Revenue – Consolidated revenue increased $24.6 million, or 28.7%, for the first quarter of 2013, compared to the same period in 2012. The increase in revenues is primarily due to an increase in average sales price of soybean meal and hulls along with an increase in sales volume of soybean meal. The average sales price of our soybean products increased approximately 46% in the three-month period ended March 31, 2013, compared to the same period in 2012. The increase in sale price is primarily due to a poor 2012 crop caused by drought, which caused substantial price increases in many commodities including soybean meal. During the first quarter of 2013, we processed approximately 3.6% in additional soybeans than during the same period of 2012, which increased the sales volume of our soybean products.

Gross Profit/Loss – For the first quarter of 2013, we generated a consolidated gross profit of $6.7 million, compared to $2.7 million for the same period in 2012. The $4.0 million improvement in gross profit is primarily attributed to improved soybean quality within our region and increased demand for soybean meal. While much of the U.S. soybean processors have been dealing with substandard soybean quality due to drought, the locally-grown beans we received have been low in moisture, high in oil and protein content, and producing higher than historical yields. In addition, demand for soybean meal increased primarily because of a decrease in supply of distillers grains, a competing feed substitute for soybean meal.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, increased $142,000, or 22.9%, for the three-month period ended March 31, 2013, compared to the same period in 2012. The increase in administrative costs is mainly due to an increase in personnel costs resulting from an accrual for our employee profit-sharing program.

Interest Expense – Interest expense increased to $500,000 during the three-month period ended March 31, 2013, compared to $345,000 in the same period in 2012. This increase is due to increased debt levels used for continuing operations, which resulted from increased inventory quantities and commodity prices. The average debt level during the three-month period ended March 31, 2013 is approximately $43.1 million, compared to $24.6 million for the same period in 2012. The increase in interest expense is partially offset by a decrease in interest rates on our senior debt with CoBank. As of March 31, 2013, the interest rate on our seasonal line of credit was 2.96% compared to 4.60% as of March 31, 2012.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $473,000, or 50.2%, for the three-month period ended March 31, 2013, compared to the same period in 2012. The increase is primarily due to an increase in patronage allocations from our associated cooperatives, including CoBank and Minnesota Soybean Processors.

Income (Loss) from Discontinued Operations – In 2011, we discontinued operations of our polyurethane segment, including our wholly-owned subsidiary USSC, and placed for sale the segment’s assets and business. This decision was made because of a history of significant operating losses. During the three-month period ended March 31, 2013, we generated a loss of $9,000 within this segment, compared to income of $116,000 during the same period in 2012. On December 7, 2012, we officially dissolved USSC.

Net Income/Loss – We generated a net income of $6.9 million during the three-month period ended March 31, 2013, compared to $2.8 million during the same period in 2012. The $4.1 million improvement in net income is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and increased demand for soybean meal.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2013, we had working capital, defined as current assets less current liabilities, of approximately $20.9 million, compared to working capital of approximately $8.4 million on March 31, 2012. Working capital increased between periods primarily due to an increase in net income. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

A summary of our cash flow from operating, investing and financing activities for each of the three-month periods ended March 31, 2013 and 2012:

	2013	2012

Net cash (used for) operating activities	$(21,243,152)	$(18,485,053)
Net cash from (used for) investing activities	2,194,314	(65,713)
Net cash from financing activities	18,756,014	18,550,766

Cash Flows from Operations

The $2.8 million increase in cash flows used for operating activities is primarily attributed to a $22.4 million decrease in accrued commodity purchases during the three-month period ended March 31, 2013, compared to $15.8 million during the same period in 2012. This decrease in accrued commodity purchases is a result of increased commodity prices.

The increase in cash flows used for operating activities is partially offset by an increase in net income during the three-month period ended March 31, 2013, compared to the same period in 2012.

Cash Flows Used For Investing Activities

The $2.3 million change in cash flows from (used for) investing activities is principally due to receiving a $2.7 million payment from CHS in February 2013 for the retirement of previous patronage allocations. This increase in cash flows from investing activities is partially offset by an increase in the purchase of property and equipment in during the first quarter of 2013, compared to the same period in 2012. During the three-month period ended March 31, 2013, we spent additional funds on capital improvements to enhance the quality and efficiency of our operations, compared to the same period in 2012.

Cash Flows Used For Financing Activities

The $0.2 million increase in cash flows from financing activities is principally due to a $6.8 million increase in short-term borrowings as a result of the decrease in accrued commodity purchases, as discussed above, during the three-month period ended March 31, 2013, compared to the same period in 2012.

The increase in cash flows from financing activities is partially offset by a $5.1 million distribution to members during the first quarter of 2013. We did not make a member distribution in 2012.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $12.9 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is reduced by $1.3 million every six months from September 20, 2013 to the credit line’s maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $12.9 million and $15.5 million as of March 31, 2013 and 2012, respectively. Under this loan, there are no available funds to borrow as of March 31, 2013.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2013. The primary purpose of this loan is to finance inventory and receivables. We may borrow up to $50 million until May 1, 2013, at which time the maximum will decrease back to $40 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance outstanding on the working capital loan is $39.7 and $16.0 million as of March 31, 2013 and 2012, respectively. Under this loan, there is an additional $10.3 million in available funds to borrow as of March 31, 2013.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.21% and 4.85% as of March 31, 2013 and 2012, respectively. As of March 31, 2013 and 2012, the interest rate on the seasonal loan is 2.96% and 4.60%, respectively. We were in compliance with all covenants and conditions under the loans as of March 31, 2013 and the date of this filing.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have a number of long-term leases for hopper rail cars and oil tank cars with GE Capital, Trinity Capital, Flagship Rail Services and GATX Corporation. Total lease expenses under these arrangements are approximately $0.6 million and $0.5 million for the three-month periods ended March 31, 2013 and 2012, respectively. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $0.4 million in each of the three-month periods ended March 31, 2013 and 2012, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $45,000 and $39,000 for the three-month periods ended March 31, 2013 and 2012, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We have a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000 and expires on August 31, 2014. Expenses under this agreement were $250,000 and $299,000 for the three-month period ended March 31, 2013 and 2012, respectively.

Guaranty

On March 1, 2013, we became the guarantor of a loan between the State of South Dakota Department of Transportation and the Brookings County (South Dakota) Regional Railway Authority. Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a total sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. The interest rate on the loan is 2.0% per year. Principal and interest payments are due annually with the first payment due on June 1, 2014 and the final payment due at maturity on June 1, 2020. In consideration of this unsecured loan, we agreed to guarantee to the State of South Dakota Department of Transportation the full amount of the loan, plus interest. This guaranty, however, will become a direct obligation of ours on March 1, 2013, when we will be responsible for paying the above-described principal and interest payments on an annual basis.

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

Inventory Valuation

We account for our inventories at estimated net realizable market value. These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing, and have predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Processed product price estimates are determined by the ending sales contract price as of the close of the final day of the period. This price is determined by the closing price on the Chicago Board of Trade (CBOT), net of the local basis, for the last two business days of the period and the first business day of the subsequent period. Changes in the market values of these inventories are recognized as a component of cost of goods sold.

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

Changes in Internal Control Over Financial Reporting. There were no changes to internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.               Risk Factors.

During the quarter ended March 31, 2013, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2012 Annual Report on Form 10-K.

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

Dated: May 14, 2013
	By	/s/ Thomas Kersting
Thomas Kersting
Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2013
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

