Form 10-Q
period 2013-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2013-08-09
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 9, 2013, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

South Dakota Soybean Processors, LLC

Condensed Consolidated Financial Statements

June 30, 2013 and 2012

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	June 30,
	2013	December 31,
	(Unaudited)	2012
Assets

Current assets
Cash and cash equivalents	$50	$292,874
Trade accounts receivable	30,048,981	30,596,162
Inventories	66,557,807	72,469,499
Margin deposits	1,307,823	1,624,565
Assets of discontinued division	213,314	216,105
Prepaid expenses	928,746	1,024,882
Total current assets	99,056,721	106,224,087

Property and equipment	65,280,315	62,457,602
Less accumulated depreciation	(36,904,700)	(35,989,551)
Total property and equipment, net	28,375,615	26,468,051

Other assets
Investments in cooperatives	6,064,481	8,197,832
Notes receivable - members	145,707	147,056
Other intangible assets, net	7,244	8,210
Total other assets	6,217,432	8,353,098

Total assets	$133,649,768	$141,045,236

The accompanying notes are an integral part of these condensed consolidated financial statements.	4

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets (continued)

	June 30,
	2013	December 31,
	(Unaudited)	2012
Liabilities and Members' Equity

Current liabilities
Excess of outstanding checks over bank balance	$5,133,262	$-
Current maturities of long-term debt	2,600,000	2,600,000
Note payable - seasonal loan	38,216,294	16,917,303
Accounts payable	1,364,074	1,812,186
Accrued commodity purchases	28,277,590	62,421,223
Accrued expenses	2,355,060	2,241,614
Accrued interest	399,539	448,795
Deferred liabilities - current	191,865	1,453,432
Total current liabilities	78,537,684	87,894,553

Long-term liabilities
Long-term debt, less current maturities	10,300,000	11,600,000
Deferred liabilities, less current maturities	96,029	126,213
Total long-term liabilities	10,396,029	11,726,213

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding, net of subscriptions receivable of $ 0 and $2,259 at June 30, 2013 and December 31, 2012, respectively	44,716,055	41,424,470

Total liabilities and members' equity	$133,649,768	$141,045,236

The accompanying notes are an integral part of these condensed consolidated financial statements.	5

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month and Six-Month Periods Ended June 30, 2013 and 2012

	Three Months Ended June 30:		Six Months Ended June 30:
	2013	2012	2013	2012

Net revenues	$104,540,104	$104,849,177	$215,060,136	$190,740,061

Cost of revenues:
Cost of product sold	91,001,460	89,932,695	183,188,298	163,360,844
Production	4,708,570	3,955,951	9,062,330	7,862,543
Freight and rail	6,551,271	6,340,545	13,640,165	12,067,409
Brokerage fees	160,229	120,157	315,048	226,487
Total cost of revenues	102,421,530	100,349,348	206,205,841	183,517,283

Gross profit	2,118,574	4,499,829	8,854,295	7,222,778

Operating expenses:
Administration	568,364	598,564	1,329,334	1,217,572

Operating income	1,550,210	3,901,265	7,524,961	6,005,206

Other income (expense):
Interest expense	(429,941)	(424,035)	(930,054)	(769,267)
Other non-operating income	357,426	348,049	698,018	713,884
Patronage dividend income	-	-	1,074,734	576,728
Total other income (expense)	(72,515)	(75,986)	842,698	521,345

Income from continuing operations before income taxes	1,477,695	3,825,279	8,367,659	6,526,551

Income tax expense	-	(1,000)	(1,000)	(1,000)

Income from continuing operations	1,477,695	3,824,279	8,366,659	6,525,551

Loss from discontinued operations	7,500	(160,150)	(1,228)	(43,718)

Net income	$1,485,195	$3,664,129	$8,365,431	$6,481,833

Basic and diluted earnings per capital unit:
Income from continuing operations	$0.05	$0.13	$0.28	$0.21
Loss from discontinued operations	0.00	(0.01)	(0.00)	(0.00)
Net income	$0.05	$0.12	$0.28	$0.21

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.	6

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six-Month Periods Ended June 30, 2013 and 2012

	2013	2012
Operating activities
Net income	$8,365,431	$6,481,833
(Income) loss from discontinued operations	1,228	43,718
Income from continued operations	8,366,659	6,525,551
Charges and credits to net income from continuing operations not affecting cash:
Depreciation and amortization	954,454	883,478
Gain on sales of property and equipment	6,190	1,161
Non-cash patronage dividends	(591,099)	(327,169)
Change in current assets and liabilities	(28,947,555)	(26,036,278)
Net cash used for operating activities of continuing operations	(20,211,351)	(18,953,257)
Net cash from (used for) operating activities of discontinued operations	1,563	370,790
Net cash used for operating activities	(20,209,788)	(18,582,467)

Investing activities
Retirement of patronage dividends	2,724,450	-
Decrease in member loans	1,349	619
Purchase of property and equipment	(2,867,242)	(356,078)
Net cash used for investing activities of continuing activities	(141,443)	(355,459)
Net cash used for investing activities of discontinued activities	-	95,753
Net cash used for investing activities	(141,443)	(259,706)

Financing activities
Change in excess of outstanding checks over bank balances	5,133,262	1,847,021
Net proceeds (payments) from seasonal borrowings	21,298,991	16,300,153
Distributions to members	(5,076,105)	-
Decrease in subscriptions receivable	2,259	-
Proceeds from long-term debt	-	1,547,999
Principal payments on long-term debt	(1,300,000)	(853,000)
Net cash from financing activities	20,058,407	18,842,173

Net change in cash and cash equivalents	(292,824)	-

Cash and cash equivalents, beginning of period	292,874	150

Cash and cash equivalents, end of period	$50	$150

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$979,310	$724,854

Income taxes	$1,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.	7

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

(continued on next page)	8

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

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

The following table presents the aging analysis of trade receivables as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Past due:
Less than 30 days past due	$3,025,616	$2,717,120
31-90 days past due	1,048,804	185,168
Greater than 90 days past due	-	45
Total past due	4,074,420	2,902,333
Current	25,974,561	27,693,829

Totals	$30,048,981	$30,596,162

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Balances, beginning of period	$-	$-
Amounts charged (credited) to costs and expenses	-	(7,838)
Additions (deductions)	-	7,838

Balances, end of period	$-	$-

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

(continued on next page)	9

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 3 - Inventories

The Company’s inventories of continued operations consist of the following at June 30, 2013 and December 31, 2012:

	2013	2012

Finished goods	$34,649,380	$28,345,806
Raw materials	31,787,752	44,003,018
Supplies & miscellaneous	120,675	120,675

Totals	$66,557,807	$72,469,499

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Note 4 - Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at June 30, 2013 and December 31, 2012:

	2013	2012

Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$3,964,728	$3,455,876
Class B Preferred Shares, 8% non-cumulative, convertible	575,000	575,000
CoBank	1,399,934	1,317,687
CHS (formerly Cenex Harvest States)	124,819	2,849,269

Totals	$6,064,481	$8,197,832

On February 6, 2013, the Company received $2,724,450 from CHS for the retirement of previous retained patronage allocations.

(continued on next page)	10

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 5 - Property and Equipment

	2013
		Accumulated		2012
	Cost	Depreciation	Net	Net

Land	$443,816	$-	$443,816	$443,816
Land improvements	484,404	(99,408)	384,996	401,691
Buildings and improvements	16,535,651	(6,421,715)	10,113,936	10,246,705
Machinery and equipment	43,923,640	(29,689,429)	14,234,211	14,379,270
Company vehicles	64,266	(58,984)	5,282	6,567
Furniture and fixtures	1,110,555	(635,164)	475,391	525,984
Construction in progress	2,717,983	-	2,717,983	464,018

Totals	$65,280,315	$(36,904,700)	$28,375,615	$26,468,051

Depreciation of property and equipment of continued operations amounts to $954,454 and $883,478 for the six months ended June 30, 2013 and 2012, respectively.

Note 6 - Note Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank. Prior to the amendment described in Note 13, the Company could borrow up to $40 million under this agreement until it matured on August 1, 2013, to finance inventory and accounts receivable. Interest accrues at a variable rate (2.95% at June 30, 2013). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $38,216,294 and $16,917,303 at June 30, 2013 and December 31, 2012, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $1,784,000 as of June 30, 2013.

Note 7 - Long-Term Debt

	2013	2012

Revolving term loan from CoBank, interest at variable rates (3.20% and 4.21% at June 30, 2013 and December 31, 2012, respectively), secured by substantially all property and equipment. Loan matures March 20, 2018.	$12,900,000	$14,200,000
Less current maturities	(2,600,000)	(2,600,000)

Totals	$10,300,000	$11,600,000

(continued on next page)	11

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The Company entered into an agreement as of March 21, 2013 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $12,900,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2013 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $12,900,000 and $14,200,000 as of June 30, 2013 and December 31, 2012, respectively. There were no remaining commitments available to borrow on the revolving term loan as of June 30, 2013.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions, or obtained waivers, with CoBank as of June 30, 2013.

Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a total sum of $964,070 for purposes of making improvements to the railway infrastructure near the Company’s soybean processing facility in Volga, South Dakota. The interest rate on the loan is 2.0% per year. Principal and interest payments are due annually with the first payment due on June 1, 2014 and the final payment due at maturity on June 1, 2020. In consideration of this unsecured loan, the Company agreed to guarantee to the State of South Dakota Department of Transportation the full amount of the loan, plus interest. This guaranty, however, became a direct obligation of the Company’s on March 1, 2013, when the Company became responsible for paying the above-described principal and interest payments on an annual basis. There were no advances outstanding on this loan as of June 30, 2013 and December 31, 2012.

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

(continued on next page)	12

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

As of June 30, 2013 and December 31, 2012, the value of the Company’s open futures, options and forward contracts was approximately $831,296 and $1,601,219, respectively.

		Amounts As of June 30, 2013
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,335,450	$4,501,950
Foreign exchange contracts	Current Assets	5,520	7,724

Totals		$5,340,970	$4,509,674

		Amounts As of December 31, 2012
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,248,420	$3,647,637
Foreign exchange contracts	Current Assets	1,846	1,410

Totals		$5,250,266	$3,649,047

During the three-month and six-month periods ended June 30, 2013 and 2012, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on		Net Gain (Loss) Recognized on
	Derivative Activities for the Three-		Derivative Activities for the Six-
	Month Periods Ending June 30:		Month Periods Ending June 30:
	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Commodity contracts	$(1,930,762)	$1,031,501	$(86,536)	$4,411,595
Foreign exchange contracts	1,708	-	885	-

Totals	$(1,929,054)	$1,031,501	$(85,651)	$4,411,595

(continued on next page)	13

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The Company recorded gains (losses) of $(85,651) and $4,411,595 in cost of goods sold related to its commodity derivative instruments for the six-month periods ended June 30, 2013 and 2012, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2013 and December 31, 2012:

	Fair Value as of June 30, 2013
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$833,499	$65,227,816	$-	$66,061,315
Margin deposits	$1,307,823	$-	$-	$1,307,823
Assets of discontinued division	$-	$-	$213,314	$213,314

(continued on next page)	14

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$1,600,783	$70,243,052	$-	$71,843,835
Margin deposits	$1,624,565	$-	$-	$1,624,565
Assets of discontinued division	$-	$-	$216,105	$216,105

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

The following table presents the changes in Level 3 instruments measured on a recurring basis as of June 30, 2013 and December 31, 2012:

	2013	2012

Beginning balance	$216,105	$853,678
Purchases	-	10,616
Sales	-	(547,005)
Settlements	(5,448)	(123,752)
Net gains (losses) included in earnings	2,657	22,568

Ending balance	$213,314	$216,105

(continued on next page)	15

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

Segment information for the three-month and six-month periods ended June 302013 and 2012 are as follows:

	Soybean
	Processing	Polyurethane	Total
For the Three Months Ended June 30, 2013:
Sales to external customers	$104,540,104	$-	$104,540,104
Intersegment sales	-	-	-
Depreciation and amortization	478,911	-	478,911
Interest expense	429,941	-	429,941
Segment income (loss)	1,477,695	7,500	1,485,195
Segment assets	133,436,454	213,314	133,649,768
Expenditures for segment assets	2,336,123	-	2,336,123

For the Three Months Ended June 30, 2012:
Sales to external customers	$104,849,177	$53,988	$104,903,165
Intersegment sales	-	-	-
Depreciation and amortization	444,486	-	444,486
Interest expense	424,035	-	424,035
Segment income	3,824,279	(160,150)	3,664,129
Segment assets	97,591,010	376,688	97,967,698
Expenditures for segment assets	281,996	-	281,996

(continued on next page)	16

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Soybean
	Processing	Polyurethane	Total
For the Six Months Ended June 30, 2013:
Sales to external customers	$215,060,136	$-	$215,060,136
Intersegment sales	-	-	-
Depreciation and amortization	954,454	-	954,454
Interest expense	930,054	-	930,054
Segment income (loss)	8,366,659	(1,228)	8,365,431
Expenditures for segment assets	2,867,242	-	2,867,242

For the Six Months Ended June 30, 2012:
Sales to external customers	$190,740,061	$461,931	$191,201,992
Intersegment sales	1,089	-	1,089
Depreciation and amortization	883,478	-	883,478
Interest expense	769,267	-	769,267
Segment income (loss)	6,525,551	(43,718)	6,481,833
Expenditures for segment assets	356,078	-	356,078

Note 12 - Commitments

As of June 30, 2013, the Company had unpaid commitments of approximately $279,000 for construction and acquisition of property and equipment, all of which expected to be incurred by October 2013.

Note 13 - Subsequent Event

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

On July 23, 2013, the Company entered into an amendment of the Master Loan Agreement with CoBank, the terms of which affect the seasonal loan, revolving term loan, and covenants. Under the seasonal loan, the maximum amount the Company may borrow is increased from $40 million to $50 million. In addition, the working capital covenant under the Master Loan Agreement is amended. Prior to the amendment, the minimum working capital requirement was $11.0 million at the end of each fiscal year and $9.0 million at the end of each other period for which financial statements are required to be furnished. After the amendment, the minimum working capital requirement is increased to $12.5 million at the end of each fiscal year and $10.0 million at the end of each other period. Finally, the amount the Company may distribute to members without the prior written consent of CoBank is increased from 35% to 50% of consolidated net income of the prior fiscal year. All other material items and conditions under the Master Loan Agreement and subsequent amendments remain the same following this amendment.

17

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and six-month periods ended June 30, 2013, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2012.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

During the six-month period ended June 30, 2013, we recorded a net profit of $8.4 million. We continue to benefit from favorable soybean quality in terms of oil and protein content, as well as low moisture. In addition, demand for soybean meal and oil has increased as a result of domestic and international soybean shortages caused by a drought and other inclement weather in 2012. Despite the effect of the weather, we have had an adequate soybean supply from our area for our crushing process. We also have been experiencing a strong demand for our oil from the biodiesel sector. From a market standpoint, we have been well positioned for purchasing soybeans and selling product.

For the third quarter of 2013, we anticipate continuing to benefit from favorable soybean quality and believe we will have sufficient soybean quantities to crush until this fall’s harvest. We also anticipate a resurgence in restaurant demand for oil as the economy improves. There are still, however, major challenges for the remainder of 2013. Our primary challenge, as always this time of year, is the uncertainty associated with new crop supplies. If inclement weather and other adverse growing conditions affect this year’s growing season, we may be left with an inadequate supply of soybeans going into next year. In addition, we continue to experience shortages of qualified personnel to operate our facility. In May 2013 the South Dakota Department of Labor reported an unemployment rate of only 3.4% within Brookings County, within which our plant is located. With the notice of another new large employer locating to Brookings County in late 2013, we expect to experience additional employee turnover and thus be forced to increase our efforts to hire new employees.

Our experienced management team, product diversity, effective use of risk management, and operating prudently will likely be our best tools for handling these challenges.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2013 and 2012

	Quarter Ended June 30, 2013		Quarter Ended June 30, 2012
	$	% of Revenue	$	% of Revenue

Revenue	$104,540,104	100.0	$104,849,177	100.0
Cost of revenues	(102,421,530)	(98.0)	(100,349,348)	(95.7)
Operating expenses	(568,364)	(0.6)	(598,564)	(0.6)
Other income (expense)	(72,515)	(0.0)	(75,986)	(0.1)
Income tax expense	—	—	(1,000)	(0.0)
Income from continuing operations	1,477,695	1.4	3,824,279	3.6
Income (loss) from discontinued operations	7,500	0.0	(160,150)	(0.1)

Net income	$1,485,195	1.4	$3,664,129	3.5

Revenue – Consolidated revenue decreased $309,000, or 0.3%, for the three-month period ended June 30, 2013, compared to the same period in 2012. The decrease in revenues is primarily due to a decrease in sales quantity of all products. In May 2013 we performed our annual plant shut-down, ceasing production for approximately eight days for necessary maintenance and improvements to the plant. In contrast, we performed our annual shutdown in 2012 during the third quarter (August). The decrease in sales quantity is offset in part by a 17% increase in average sales price of soybean meal in the three-month period ended June 30, 2013, compared to the same period in 2012. The increase in sale price is primarily due to a poor soybean crop in 2012 caused by drought, which caused substantial price increases in many commodities in 2013 including soybean meal.

Gross Profit/Loss – Consolidated gross profit decreased $2.4 million, or 52.9%, for the three-month period ended June 30, 2013, compared to the same period in 2012. The $2.4 million decrease in gross profit is primarily attributed to a poor domestic soybean crop in 2012, which increased soybeans’ cost in relation to soybean meal and oil, and an increase in production costs. Production expenses increased $753,000 during the three-month period ended June 30, 2013, compared to the same period in 2012. This increase is primarily a result of performing our annual plant shut-down in May 2013, compared to the shutdown in August of 2012. Partially offsetting higher soybeans and production costs is the improved soybean quality within our region and increased demand for soybean meal. While many U.S. soybean processors have been dealing with substandard soybean quality in 2013 due to last year’s drought, the locally-grown beans we received have been low in moisture, high in oil and protein content, and producing higher than historical yields. In addition, demand for soybean meal increased primarily because of a decrease in supply of distillers grains, a competing feed substitute for soybean meal.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $30,000, or 5.0%, for the three-month period ended June 30, 2013, compared to the same period in 2012. The decrease in administrative costs is mainly due to a decrease in legal fees.

Interest Expense – Interest expense remained relatively unchanged during the three-month period ended June 30, 2013, compared to the same period in 2012. Our debt levels used for continuing operations increased as a result of increased inventory quantities and commodity prices. The average debt level during the three-month period ended June 30, 2013 is approximately $44.3 million, compared to $29.6 million for the same period in 2012. The increase in interest expense is offset by a decrease in interest rates on our senior debt with CoBank. As of June 30, 2013, the interest rate on our seasonal line of credit was 2.95% compared to 4.60% as of June 30, 2012.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, also remained relatively unchanged during the three-month period ended June 30, 2013, compared to the same period in 2012.

Income (Loss) from Discontinued Operations – In 2011, we discontinued operations of our polyurethane segment, including our wholly-owned subsidiary USSC, and placed for sale the segment’s assets and business. This decision was made because of a history of significant operating losses. During the three-month period ended June 30, 2013, we generated an income $7,500 within this segment, compared to a loss of $160,000 during the same period in 2012. On December 7, 2012, we officially dissolved USSC.

Net Income/Loss – We generated a net income of $1.5 million during the three-month period ended June 30, 2013, compared to $3.7 million during the same period in 2012. The $2.2 million decrease in net income is primarily attributable to a decrease in gross profit associated with a tight supply of soybeans in the U.S. and higher production costs associated with our annual plant shutdown that occurred in May 2013.

Comparison of the six months ended June 30, 2013 and 2012

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	$	% of Revenue	$	% of Revenue

Revenue	$215,060,136	100.0	$190,740,061	100.0
Cost of revenues	(206,205,841)	(95.9)	(183,517,283)	(96.2)
Operating expenses	(1,329,334)	(0.6)	(1,217,572)	(0.6)
Other income (expense)	842,698	0.4	521,345	0.2
Income tax expense	(1,000)	(0.0)	(1,000)	(0.0)
Income from continuing operations	8,366,659	3.9	6,525,551	3.4
Income (loss) from discontinued operations	(1,228)	(0.0)	(43,718)	(0.0)

Net income	$8,365,431	3.9	$6,481,833	3.4

Revenue – Consolidated revenue increased $24.3 million, or 12.8%, for the first six-months ended June 30, 2013, compared to the same period in 2012. The increase in revenues is primarily due to an increase in the average sales price of soybean meal and hulls. The average sales price of our soybean meal and hulls increased approximately 30% in the six-month period ended June 30, 2013, compared to the same period in 2012. The increase in sale price is primarily due to a poor soybean crop in 2012 caused by drought, which caused substantial price increases in many commodities in 2013 including soybean meal.

Gross Profit/Loss – Consolidated gross profit increased $1.6 million, or 22.6%, for the six-month period ended June 30, 2013, compared to the same period in 2012. The $1.6 million improvement in gross profit is primarily attributed to improved soybean quality within our region and increased demand for soybean meal. While many U.S. soybean processors have been dealing with substandard soybean quality in 2013 due to drought, the locally-grown beans we received have been low in moisture, high in oil and protein content, and producing higher than historical yields. In addition, demand for soybean meal increased primarily because of a decrease in supply of distillers grains, a competing feed substitute for soybean meal.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, increased $112,000, or 9.2%, for the six-month period ended June 30, 2013, compared to the same period in 2012. The increase in administrative costs is mainly due to an increase in personnel costs resulting from an accrual for our employee profit-sharing program. The increase in personnel costs is partially offset by a decrease in legal fees during the six-month period ended June 30, 2013, compared to the same period in 2012.

Interest Expense – Interest expense increased $161,000 during the six-month period ended June 30, 2013, compared to the same period in 2012. This increase is due to increased debt levels used for continuing operations, which resulted from increased inventory quantities and commodity prices. The average debt level during the six-month period ended June 30, 2013 is approximately $43.7 million, compared to $27.1 million for the same period in 2012. The increase in interest expense is partially offset by a decrease in interest rates on our senior debt with CoBank. As of June 30, 2013, the interest rate on our seasonal line of credit was 2.95% compared to 4.60% as of June 30, 2012.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $482,000, or 37.4%, for the six-month period ended June 30, 2013, compared to the same period in 2012. The increase is primarily due to an increase in patronage allocations from our associated cooperatives, including CoBank and Minnesota Soybean Processors.

Income (Loss) from Discontinued Operations – In 2011, we discontinued operations of our polyurethane segment, including our wholly-owned subsidiary USSC, and placed for sale the segment’s assets and business. The decision to discontinue operations was made because of a history of significant operating losses. During the six-month period ended June 30, 2013, we generated a loss of $1,000 within this segment, compared to $44,000 during the same period in 2012.

Net Income/Loss – We generated a net income of $8.4 million during the six-month period ended June 30, 2013, compared to $6.5 million during the same period in 2012. The $1.9 million improvement in net income is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and increased demand for soybean meal.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2013, we had working capital, defined as current assets less current liabilities, of approximately $20.5 million, compared to working capital of approximately $12.2 million on June 30, 2012. Working capital increased between periods primarily due to an increase in net income and $2.7 million received as a retirement on patronage allocations. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

A summary of our cash flow from operating, investing and financing activities for each of the six-month periods ended June 30, 2013 and 2012:

	2013	2012

Net cash (used for) operating activities	$(20,209,788)	$(18,582,467)
Net cash from (used for) investing activities	(141,443)	(259,706)
Net cash from financing activities	20,058,407	18,842,173

Cash Flows from Operations

The $1.6 million increase in cash flows used for operating activities is primarily attributed to a $34.1 million decrease in accrued commodity purchases during the six-month period ended June 30, 2013, compared to $17.8 million during the same period in 2012. This decrease in accrued commodity purchases is a result of increased commodity prices.

The increase in cash flows used for operating activities is partially offset by increases in accounts receivable and inventory as a result of the increased commodity prices.

Cash Flows Used For Investing Activities

The cash flows from (used for) investing activities is relatively unchanged during the six-month period ended June 30, 2013, compared to the same period in 2012. We spent more on capital improvements in 2013 compared to 2012 in order to enhance the quality and efficiency of our operations. Offsetting this increase in cash spent on capital improvements is our receipt of $2.7 million from CHS in February 2013 for the retirement of previous patronage allocations.

Cash Flows Used For Financing Activities

The $1.2 million increase in cash flows from financing activities is principally due to a $5.0 million increase in short-term borrowings as a result of the decrease in accrued commodity purchases and increases to accounts receivable and inventory, as discussed above, during the six-month period ended June 30, 2013, compared to the same period in 2012.

The increase in cash flows from financing activities is partially offset by a $5.1 million distribution to members during the first quarter of 2013. We did not make a member distribution in 2012.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $12.9 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is reduced by $1.3 million every six months from September 20, 2013 to the credit line’s maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $12.9 million and $14.2 million as of June 30, 2013 and December 31, 2012, respectively. Under this loan, there are no available funds to borrow as of June 30, 2013.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2014. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $50 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance outstanding on the working capital loan is $38.2 and $16.9 million as of June 30, 2013 and December 31, 2012, respectively. Under this loan, there was an additional $1.8 million in available funds to borrow as of June 30, 2013.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.20% and 4.21% as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, the interest rate on the seasonal loan is 2.95% and 3.96%, respectively. We were in compliance with all covenants and conditions, or obtained waivers, under the loans as of June 30, 2013 and the date of this filing.

On July 23, 2013, we entered into an amendment of the Master Loan Agreement with CoBank, the terms of which affect our revolving term and seasonal loans and covenants. Under the seasonal loan, the amount that we may borrow is increased from $40 million to $50 million. In addition, the working capital covenant under our Master Loan Agreement is amended. Prior to the amendment, our minimum working capital requirement was $11.0 million at the end of each fiscal year and $9.0 million at the end of each other period for which financial statements are required to be furnished. After the amendment, our minimum working capital requirement is increased to $12.5 million at the end of each fiscal year and $10.0 million at the end of each other period. Finally, the amount we may distribute to members without the prior written consent of CoBank is increased from 35% to 50% of consolidated net income of the prior fiscal year. All other material items and conditions under the Master Loan Agreement and subsequent amendments remain the same following this amendment.

On March 1, 2013, we became the guarantor of a loan between the State of South Dakota Department of Transportation and the Brookings County (South Dakota) Regional Railway Authority. Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a total sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. The interest rate on the loan is 2.0% per year. Principal and interest payments are due annually with the first payment due on June 1, 2014 and the final payment due at maturity on June 1, 2020. In consideration of this unsecured loan, we agreed to guarantee to the State of South Dakota Department of Transportation the full amount of the loan, plus interest. This guaranty, however, became a direct obligation of ours on March 1, 2013, when we became responsible for paying the above-described principal and interest payments on an annual basis. There were no advances outstanding on this loan as of June 30, 2013.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are the rail car leases we use to distribute our products. We have a number of long-term leases for hopper rail cars and oil tank cars with GE Capital, Trinity Capital, Flagship Rail Services and GATX Corporation. Total lease expenses under these arrangements are approximately $1.1 million for each of the six-month periods ended June 30, 2013 and 2012. The hopper rail cars earn mileage credit from the railroad through a sublease program, which totaled $0.9 million and $0.8 million for the six-month periods ended June 30, 2013 and 2012, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $83,000 and $81,000 for the six-month periods ended June 30, 2013 and 2012, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We have a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000 and expires on August 31, 2014. Expenses under this agreement were $617,000 and $502,000 for the six-month periods ended June 30, 2013 and 2012, respectively.

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

Changes in Internal Control Over Financial Reporting. There were no changes to internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

During the quarter ended June 30, 2013, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2012 Annual Report on Form 10-K.

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

Dated: August 9, 2013
	By	/s/ Thomas Kersting
Thomas Kersting
Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2013
	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
TO
FORM 10-Q
OF
SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
10.1	Amendment to Master Loan Agreement dated July 23, 2013
10.2	Monitored Revolving Credit Supplement dated July 23, 2013
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer

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