Form 10-Q
period 2013-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2013-11-06
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 6, 2013, the registrant had 30,419,000 capital units outstanding.

2

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

South Dakota Soybean Processors, LLC

Condensed Consolidated Financial Statements

September 30, 2013 and 2012

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	September 30,
	2013	December 31,
	(Unaudited)	2012
Assets

Current assets
Cash and cash equivalents	$3,047,352	$292,874
Trade accounts receivable	30,239,023	30,596,162
Inventories	33,349,175	72,469,499
Margin deposits	550,824	1,624,565
Assets of discontinued division	213,314	216,105
Prepaid expenses	844,589	1,024,882
Total current assets	68,244,277	106,224,087

Property and equipment	66,997,333	62,457,602
Less accumulated depreciation	(37,356,436)	(35,989,551)
Total property and equipment, net	29,640,897	26,468,051

Other assets
Investments in cooperatives	6,064,481	8,197,832
Notes receivable - members	145,707	147,056
Other intangible assets, net	6,762	8,210
Total other assets	6,216,950	8,353,098

Total assets	$104,102,124	$141,045,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets (continued)

	September 30,
	2013	December 31,
	(Unaudited)	2012
Liabilities and Members' Equity

Current liabilities
Current maturities of long-term debt	$420,043	$2,600,000
Note payable - seasonal loan	-	16,917,303
Accounts payable	1,149,124	1,812,186
Accrued commodity purchases	38,909,572	62,421,223
Accrued expenses	2,384,552	2,241,614
Accrued interest	477,270	448,795
Deferred liabilities - current	376,672	1,453,432
Total current liabilities	43,717,233	87,894,553

Long-term liabilities
Long-term debt, less current maturities	9,000,000	11,600,000
Deferred liabilities, less current maturities	81,766	126,213
Total long-term liabilities	9,081,766	11,726,213

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding, net of subscriptions receivable of $ 0 and $2,259 at September 30, 2013 and December 31, 2012, respectively	51,303,125	41,424,470

Total liabilities and members' equity	$104,102,124	$141,045,236

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month and Nine-Month Periods Ended September 30, 2013 and 2012

	Three Months Ended September 30:		Nine Months Ended September 30:
	2013	2012	2013	2012

Net revenues	$139,369,276	$103,535,868	$354,429,412	$294,275,929

Cost of revenues:
Cost of product sold	120,321,924	90,108,261	303,510,222	253,469,105
Production	4,278,568	4,287,433	13,340,898	12,149,976
Freight and rail	7,254,752	5,516,331	20,894,917	17,583,740
Brokerage fees	159,673	133,241	474,721	359,728
Total cost of revenues	132,014,917	100,045,266	338,220,758	283,562,549

Gross profit	7,354,359	3,490,602	16,208,654	10,713,380

Operating expenses:
Administration	695,233	534,618	2,024,567	1,752,190

Operating income	6,659,126	2,955,984	14,184,087	8,961,190

Other income (expense):
Interest expense	(434,421)	(531,847)	(1,364,475)	(1,301,114)
Other non-operating income	352,365	546,585	1,050,383	1,260,469
Patronage dividend income	-	-	1,074,734	576,728
Total other income (expense)	(82,056)	14,738	760,642	536,083

Income from continuing operations before income taxes	6,577,070	2,970,722	14,944,729	9,497,273

Income tax expense	-	-	(1,000)	(1,000)

Income from continuing operations	6,577,070	2,970,722	14,943,729	9,496,273

Gain (loss) from discontinued operations	10,000	(63,551)	8,772	(107,269)

Net income	$6,587,070	$2,907,171	$14,952,501	$9,389,004

Basic and diluted earnings per capital unit:
Income from continuing operations	$0.22	$0.10	$0.49	$0.31
Loss from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income	$0.22	$0.10	$0.49	$0.31

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine-Month Periods Ended September 30, 2013 and 2012

	2013	2012
Operating activities
Net income	$14,952,501	$9,389,004
(Income) loss from discontinued operations	(8,772)	107,269
Income from continued operations	14,943,729	9,496,273
Charges and credits to net income from continuing operations not affecting cash:
Depreciation and amortization	1,438,592	1,326,791
Gain on sales of property and equipment	4,690	1,161
Non-cash patronage dividends	(591,099)	(327,169)
Change in current assets and liabilities	15,606,990	(49,399,631)
Net cash from (used for) operating activities of continuing operations	31,402,902	(38,902,575)
Net cash from operating activities of discontinued operations	11,563	357,913
Net cash from (used for) operating activities	31,414,465	(38,544,662)

Investing activities
Retirement of patronage dividends	2,724,450	-
Decrease in member loans	1,349	619
Proceeds from sales of property and equipment	1,500	-
Purchase of property and equipment	(4,616,180)	(1,354,571)
Net cash used for investing activities of continuing activities	(1,888,881)	(1,353,952)
Net cash from investing activities of discontinued activities	-	98,503
Net cash used for investing activities	(1,888,881)	(1,255,449)

Financing activities
Change in excess of outstanding checks over bank balances	-	13,899,034
Net proceeds (payments) from seasonal borrowings	(16,917,303)	26,505,978
Distributions to members	(5,076,105)	-
Decrease in subscriptions receivable	2,259	-
Proceeds from long-term debt	169,898	1,547,999
Principal payments on long-term debt	(4,949,855)	(2,153,000)
Net cash from (used for) financing activities	(26,771,106)	39,800,011

Net change in cash and cash equivalents	2,754,478	(100)

Cash and cash equivalents, beginning of period	292,874	150

Cash and cash equivalents, end of period	$3,047,352	$50

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,336,000	$1,157,466

Income taxes	$1,000	$1,000

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

The following table presents the aging analysis of trade receivables as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Past due:
Less than 30 days past due	$3,025,616	$2,717,120
31-90 days past due	267,706	185,168
Greater than 90 days past due	-	45
Total past due	3,293,322	2,902,333
Current	26,945,701	27,693,829

Totals	$30,239,023	$30,596,162

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Balances, beginning of period	$-	$-
Amounts charged (credited) to costs and expenses	20,487	-
Additions (deductions)	(20,487)	-

Balances, end of period	$-	$-

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

Note 3 -           Inventories

The Company’s inventories of continued operations consist of the following at September 30, 2013 and December 31, 2012:

	2013	2012

Finished goods	$17,927,600	$28,345,806
Raw materials	15,300,900	44,003,018
Supplies & miscellaneous	120,675	120,675

Totals	$33,349,175	$72,469,499

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

Note 4 -         Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at September 30, 2013 and December 31, 2012:

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

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 5 -         Property and Equipment

	2013
		Accumulated		2012
	Cost	Depreciation	Net	Net

Land	$443,816	$-	$443,816	$443,816
Land improvements	484,404	(107,756)	376,648	401,691
Buildings and improvements	16,535,651	(6,524,051)	10,011,600	10,246,705
Machinery and equipment	43,932,732	(30,003,817)	13,928,915	14,379,270
Company vehicles	64,266	(59,627)	4,639	6,567
Furniture and fixtures	1,115,813	(661,185)	454,628	525,984
Construction in progress	4,420,651	-	4,420,651	464,018

Totals	$66,997,333	$(37,356,436)	$29,640,897	$26,468,051

Depreciation of property and equipment of continued operations amounts to $1,437,143 and $1,325,342 for the nine months ended September 30, 2013 and 2012, respectively.

Note 6 -         Note Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank. The Company may borrow up to $50 million under this agreement until it matures on August 1, 2014, to finance inventory and accounts receivable. Interest accrues at a variable rate (2.93% at September 30, 2013). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $0 and $16,917,303 at September 30, 2013 and December 31, 2012, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are $50 million as of September 30, 2013.

Note 7 -         Long-Term Debt

	2013	2012

Revolving term loan from CoBank, interest at variable rates (3.18% and 4.21% at September 30, 2013 and December 31, 2012, respectively), secured by substantially all property and equipment. Loan matures March 20, 2018.	$9,420,043	$14,200,000
Less current maturities	(420,043)	(2,600,000)

Totals	$9,000,000	$11,600,000

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The Company entered into an agreement as of March 21, 2013 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $12,900,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2013 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $9,420,043 and $14,200,000 as of September 30, 2013 and December 31, 2012, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $2.2 million as of September 30, 2013.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of September 30, 2013.

Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a total sum of $964,070 for purposes of making improvements to the railway infrastructure near the Company’s soybean processing facility in Volga, South Dakota. The interest rate on the loan is 2.0% per year. Principal and interest payments are due annually with the first payment due on June 1, 2014 and the final payment due at maturity on June 1, 2020. In consideration of this unsecured loan, the Company agreed to guarantee to the State of South Dakota Department of Transportation the full amount of the loan, plus interest. This guaranty, however, became a direct obligation of the Company’s on March 1, 2013, when the Company became responsible for paying the above-described principal and interest payments on an annual basis. There were no advances outstanding on this loan as of September 30, 2013 and December 31, 2012.

The minimum principal payments on long-term debt obligations, assuming the Company will advance the entire amount remaining on the revolving term and railway improvement loans, are expected to be as follows:

For the twelve-month periods ending September 30:
2014	$2,651,359
2015	2,657,246
2016	2,658,344
2017	2,659,558
2018	1,260,749
Thereafter	676,814

Total	$12,564,070

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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 9 -         Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded in inventory on the Company’s consolidated balance sheets at fair value as discussed in Note 10, Fair Value of Financial Instruments.

As of September 30, 2013 and December 31, 2012, the value of the Company’s open futures, options and forward contracts was approximately $3,112,401 and $1,601,219, respectively.

		Amounts As of September 30, 2013
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$8,043,081	$4,927,405
Foreign exchange contracts	Current Assets	-	3,275

Totals		$8,043,081	$4,930,680

		Amounts As of December 31, 2012
	Balance Sheet	Asset	Liability
	Classification	Derivatives	Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,248,420	$3,647,637
Foreign exchange contracts	Current Assets	1,846	1,410

Totals		$5,250,266	$3,649,047

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

During the three-month and nine-month periods ended September 30, 2013 and 2012, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on		Net Gain (Loss) Recognized on
	Derivative Activities for the Three-		Derivative Activities for the Nine-
	Month Periods Ending September 30:		Month Periods Ending September 30:
	2013	2012	2013	2012
Derivatives not designated as hedging instruments:
Commodity contracts	$2,339,846	$(1,405,887)	$2,253,310	$3,005,708
Foreign exchange contracts	4,723	-	5,608	-

Totals	$2,344,569	$(1,405,887)	$2,258,918	$3,005,708

The Company recorded gains (losses) of $2,258,918 and $3,005,708 in cost of goods sold related to its commodity derivative instruments for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following tables set forth financial assets and liabilities measured at fair value in the condensed consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2013 and December 31, 2012:

	Fair Value as of September 30, 2013
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$3,115,676	$29,700,367	$-	$32,816,043
Margin deposits	$550,824	$-	$-	$550,824
Assets of discontinued division	$-	$-	$213,314	$213,314

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$1,600,783	$70,243,052	$-	$71,843,835
Margin deposits	$1,624,565	$-	$-	$1,624,565
Assets of discontinued division	$-	$-	$216,105	$216,105

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

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following table presents the changes in Level 3 instruments measured on a recurring basis as of September 30, 2013 and December 31, 2012:

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

Segment information for the three-month and nine-month periods ended September 30, 2013 and 2012 are as follows:

	Soybean
	Processing	Polyurethane	Total
For the three months ended September 30, 2013:
Sales to external customers	$139,369,276	$-	$139,369,276
Intersegment sales	-	-	-
Depreciation and amortization	484,138	-	484,138
Interest expense	434,421	-	434,421
Segment income (loss)	6,577,070	10,000	6,587,070
Segment assets	103,888,810	213,314	104,102,124
Expenditures for segment assets	1,748,938	-	1,748,938

For the three months ended September 30, 2012:
Sales to external customers	$103,535,868	$1,613	$103,537,481
Intersegment sales	-	-	-
Depreciation and amortization	443,313	-	443,313
Interest expense	531,847	-	531,847
Segment income	2,970,722	(63,551)	2,907,171
Segment assets	161,652,205	323,301	161,975,506
Expenditures for segment assets	998,493	-	998,493

(continued on next page)

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Soybean
	Processing	Polyurethane	Total
For the nine months ended September 30, 2013:
Sales to external customers	$354,429,412	$-	$354,429,412
Intersegment sales	-	-	-
Depreciation and amortization	1,438,592	-	1,438,592
Interest expense	1,364,475	-	1,364,475
Segment income (loss)	14,943,729	8,772	14,952,501
Expenditures for segment assets	4,616,180	-	4,616,180

For the nine months ended September 30, 2012:
Sales to external customers	$294,275,929	$463,544	$294,739,473
Intersegment sales	1,089	-	1,089
Depreciation and amortization	1,326,791	-	1,326,791
Interest expense	1,301,114	-	1,301,114
Segment income (loss)	9,496,273	(107,269)	9,389,004
Expenditures for segment assets	1,354,571	-	1,354,571

Note 12 -       Commitments

As of September 30, 2013, the Company had unpaid commitments of approximately $50,000 for construction and acquisition of property and equipment, all of which expected to be incurred by December 2013.

Note 13 -       Subsequent Event

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and nine-month periods ended September 30, 2013, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2012.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

We recorded a net profit of $15.0 million for the first nine months of 2013. In addition to improved efficiencies in operations, our profit is attributed to favorable soybean quality (high in oil and protein content and low in moisture) and increased demand for our products. Demand for soybean meal increased in the domestic and international markets. Internationally, the U.S. experienced record meal exports. Demand for oil products increased because of strong demand from the food and biodiesel industries. Looking forward to 2014, while USDA’s latest report forecasts a decrease in meal exports, the decrease is expected to be offset by increased demand domestically from the livestock industry.

Improved efficiencies in operations are attributed in large part to newly completed construction projects and effective use of risk management. We improved our storage capacity for soybeans by building two new soybean bins with a 700,000 bushel storage capacity. We also added a road to the south of our facility which is used strictly by trucks for loading meal and hulls, and we expanded our rail yard for transporting our products.

Despite excellent results for the first nine months, there are challenges ahead. Our primary challenge, as always this time of year, is the uncertainty associated with new crop supplies. If the harvest this fall results in a lower yield of soybeans or a poor quality of beans, we may have an inadequate supply of soybeans heading into next year. An inadequate supply of beans could adversely affect our costs of production and reduce demand for our products. In addition, we continue to experience shortages of qualified personnel to operate our facility. In July 2013 the South Dakota Department of Labor reported an unemployment rate of just 3.6% within Brookings County. With a new large employer relocating to Brookings County in late 2013, we expect to experience additional employee turnover which could force us to increase our efforts to hire new employees and increase labor costs.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2013 and 2012

	Quarter Ended September 30, 2013		Quarter Ended September 30, 2012
	$	% of Revenue	$	% of Revenue

Revenue	$139,369,276	100.0	$103,535,868	100.0
Cost of revenues	(132,014,917)	(94.7)	(100,045,266)	(96.6)
Operating expenses	(695,233)	(0.5)	(534,618)	(0.5)
Other income (expense)	(82,056)	(0.1)	14,738	0.0
Income tax expense	—	—	—	—
Income from continuing operations	6,577,070	4.7	2,970,722	2.9
Income (loss) from discontinued operations	10,000	0.0	(63,551)	(0.1)

Net income	$6,587,070	4.7	$2,907,171	2.8

Revenue – Consolidated revenue increased $35.8 million, or 34.6%, for the three-month period ended September 30, 2013, compared to the same period in 2012. The increase in revenues is primarily due to an increase in the sales volume of soybean meal and oil.  The increase in soybean meal is primarily due to record meal exports and strengthening demand from the domestic market. Domestically, demand for soybean oil increased from both the food and biodiesel industries.

Gross Profit/Loss –Gross profit increased $3.9 million, or 111%, for the three-month period ended September 30, 2013, compared to the same period in 2012. The increase is primarily attributed to improved soybean quality within our region and increased demand for soybean meal and oil. While many U.S. soybean processors have been dealing with substandard soybean quality in 2013 due to last year’s drought, the locally-grown beans we received have been low in moisture, high in oil and protein content, and producing higher than historical yields.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, increased $161,000 for the three-month period ended September 30, 2013, compared to the same period in 2012. The increase in administrative costs is mainly due to an increase in personnel costs in connection with our employee profit sharing program.

Interest Expense – Interest expense decreased $97,000, or 18.3%, during the three-month period ended September 30, 2013, compared to the same period in 2012. The decrease in interest expense is due primarily to a decrease in interest rates on our senior debt with CoBank. As of September 30, 2013, the interest rate on our seasonal line of credit was 2.93% compared to 4.57% as of September 30, 2012.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $194,000, or 35.5%, during the three-month period ended September 30, 2013, compared to the same period in 2012. The decrease is primarily due to a decrease in revenues on our price-later soybean program. We typically charge producers a nominal amount to deliver their soybeans to our facility and delay establishing a price until a later date. During the quarter ended September 30, 2012, producers delivered to our facility the bulk of soybeans harvested, much of which was placed on our price-later program; whereas the majority of this year’s soybean harvest had not been delivered during the third quarter ended September 30, 2013, thus decreasing the amount we charge on our price-later program.

Income (Loss) from Discontinued Operations –During the three-month period ended September 30, 2013, we generated an income of $10,000 within this segment, compared to a loss of $64,000 during the same period in 2012. The improvement is the result of our decision to dissolve our polyurethane segment in December 2012, including our wholly-owned subsidiary USSC, and place for sale the segment’s assets and business.

Net Income/Loss – We generated a net income of $6.6 million during the three-month period ended September 30, 2013, compared to $2.9 million during the same period in 2012. The $3.7 million increase in net income is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and increased demand for soybean meal and oil.

Comparison of the nine months ended September 30, 2013 and 2012

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	$	% of Revenue	$	% of Revenue

Revenue	$354,429,412	100.0	$294,275,929	100.0
Cost of revenues	(338,220,758)	(95.4)	(283,562,549)	(96.4)
Operating expenses	(2,024,567)	(0.6)	(1,752,190)	(0.6)
Other income (expense)	760,642	0.2	536,083	0.2
Income tax expense	(1,000)	(0.0)	(1,000)	(0.0)
Income from continuing operations	14,943,729	4.2	9,496,273	3.2
Income (loss) from discontinued operations	8,772	(0.0)	(107,269)	(0.0)

Net income	$14,952,501	4.2	$9,389,004	3.2

Revenue – Consolidated revenue increased $60.2 million, or 20.4%, for the nine months ended September 30, 2013, compared to the same period in 2012. The increase in revenues is primarily due to increases in sales volumes of soybean meal and oil, as well as an increase in the average sales price of soybean meal and hulls. The increase in soybean meal is primarily a result of record meal exports and increased demand from the domestic market. Demand for soybean oil increased from both the food and biodiesel industries. The average sales price of our soybean meal and hulls increased approximately 20% in the nine-month period ended September 30, 2013, compared to the same period in 2012. The increase in sale price is primarily due to a poor soybean crop in 2012 caused by drought, which caused substantial price increases in many commodities including soybean meal in 2013.

Gross Profit/Loss – Gross profit increased $5.5 million, or 51%, for the nine months ended September 30, 2013, compared to the same period in 2012. The increase is primarily attributed to improved soybean quality within our region and increased demand for soybean meal. While many U.S. soybean processors have been dealing with substandard soybean quality in 2013 due to drought, the locally-grown beans we received have been low in moisture, high in oil and protein content, and producing higher than historical yields. Demand for soybean meal increased primarily because of a decrease in supply of distillers grains, a competing feed substitute for soybean meal.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, increased $272,000 for the nine-month period ended September 30, 2013, compared to the same period in 2012. The increase in administrative costs is mainly due to an increase in personnel costs in connection with our employee profit-sharing program.

Interest Expense – Interest expense increased $63,000, or 4.9%, during the nine-month period ended September 30, 2013, compared to the same period in 2012. This increase is due to increased debt levels used for continuing operations, which resulted from increased inventory quantities. The average debt level during the nine-month period ended September 30, 2013 is approximately $40.3 million, compared to $30.4 million for the same period in 2012. The increase in interest expense is partially offset by a decrease in interest rates on our senior debt with CoBank. As of September 30, 2013, the interest rate on our seasonal line of credit was 2.93% compared to 4.57% as of September 30, 2012.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $288,000, or 15.7%, for the nine-month period ended September 30, 2013, compared to the same period in 2012. The increase is primarily due to an increase in patronage allocations from our associated cooperatives, including CoBank and Minnesota Soybean Processors.

Income (Loss) from Discontinued Operations –During the nine-month period ended September 30, 2013, we generated an income of $9,000 within this segment, compared to a loss of $107,000 during the same period in 2012. The improvement is the result of our decision to dissolve our polyurethane segment in December 2012, including our wholly-owned subsidiary USSC, and place for sale the segment’s assets and business.

Net Income/Loss – We generated a net income of $15.0 million during the nine-month period ended September 30, 2013, compared to $9.4 million during the same period in 2012. The $5.6 million increase is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and increased demand for soybean meal.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2013, we had working capital, defined as current assets less current liabilities, of approximately $24.5 million, compared to working capital of approximately $13.3 million on September 30, 2012. Working capital increased between periods primarily due to an increase in net income and the receipt of $2.7 million for the retirement of patronage allocations. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

The following is a summary of our cash flow from operating, investing and financing activities for each of the nine-month periods ended September 30, 2013 and 2012:

	2013	2012

Net cash from (used for) operating activities	$31,414,465	$(38,544,662)
Net cash (used for) investing activities	(1,888,881)	(1,255,449)
Net cash from (used for) financing activities	(26,771,106)	39,800,011

Cash Flows from Operations

The $70.0 million change in cash flows from (used for) operating activities is primarily attributed to a $39.1 million decrease in inventories during the nine-month period ended September 30, 2013, compared to a $69.9 million increase during the same period in 2012. Partially offsetting the change in cash flows resulting from inventories is a $23.5 million decrease in accrued commodity purchases during the nine-month period ended September 30, 2013, compared to a $21.8 million increase during the same period in 2012. These changes in inventories and accrued commodity purchases are a result of the timing of the soybean harvest.

Cash Flows Used For Investing Activities

The cash flows used for investing activities increased $633,000 during the nine months ended September 30, 2013, compared to the same period in 2012. The increase is the result of $3.3 million in additional spending on capital improvements in 2013 compared to 2012 for purposes of improving the quality and efficiency of our operations. Offsetting this increase in spending is our receipt of $2.7 million from CHS in February 2013 for the retirement of previous patronage allocations, which we did not receive in 2012.

Cash Flows Used For Financing Activities

The $66.6 million change in cash flows from (used for) financing activities is principally due to a $16.9 million decrease in short-term borrowings during the nine-month period ended September 30, 2013, compared to a $40.4 million increase during the same period in 2012. The difference is largely due to the timing of harvest.

In addition to the change in short-term borrowings, we distributed $5.1 million in cash to members during the first quarter of 2013, which was not made in 2012.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $12.9 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is reduced by $1.3 million every six months from September 20, 2013 to the credit line’s maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $9.4 million and $14.2 million as of September 30, 2013 and December 31, 2012, respectively. Under this loan, there was an additional $2.2 million in available funds to borrow as of September 30, 2013.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2014. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $50 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance outstanding on the working capital loan is $0 and $16.9 million as of September 30, 2013 and December 31, 2012, respectively.  Under this loan, there was an additional $50.0 million in available funds to borrow as of September 30, 2013.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.18% and 4.21% as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the interest rate on the seasonal loan is 2.93% and 3.96%, respectively. We were in compliance with all covenants and conditions under the loans as of September 30, 2013 and the date of this filing.

On March 1, 2013, we agreed to make future payments under a loan between the State of South Dakota Department of Transportation and Brookings County Regional Railway Authority.  The State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a total sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. The interest rate on the loan is 2.0% per year. Principal and interest payments are due annually with the first payment due on June 1, 2014 and the final payment due at maturity on June 1, 2020. There were no advances outstanding on this loan as of September 30, 2013.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are the rail car leases we use to distribute our products. We have a number of long-term leases for hopper rail cars and oil tank cars with GE Capital, Trinity Capital, Flagship Rail Services and GATX Corporation. Total lease expenses under these arrangements are approximately $1.7 million for each of the nine-month periods ended September 30, 2013 and 2012. Prior to August 1, 2013, the hopper rail cars earned mileage credit from the railroad through a sublease program, which totaled $0.6 million and $1.2 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $107,000 and $121,000 for the nine-month periods ended September 30, 2013 and 2012, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We have a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000 and expires on August 31, 2014. Expenses under this agreement were $924,000 and $736,000 for the nine-month periods ended September 30, 2013 and 2012, respectively.

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

Changes in Internal Control Over Financial Reporting. There were no changes to internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.                Risk Factors.

During the quarter ended September 30, 2013, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2012 Annual Report on Form 10-K.

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

Dated: November 6, 2013
By	/s/ Thomas Kersting
Thomas Kersting
Chief Executive Officer (Principal Executive Officer)

Dated: November 6, 2013
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

