Form 10-K
period 2013-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2014-03-21
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NO. 000-50253

South Dakota Soybean Processors, LLC
(Exact name of registrant as specified in its charter)

South Dakota	46-0462968
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Caspian Avenue; PO Box 500 Volga, South Dakota	57071
(Address of Principal Executive Offices	(Zip Code)

(605) 627-9240
(Registrant's telephone number, including area code)

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
☐    Yes       ☒    No

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2013 was approximately $29,685,500. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Information Statement for 2014 Annual Meeting of Members.

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

PART I

Item 1. Business.

Overview

South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant and a soybean oil refinery in Volga, South Dakota. From 2003 to 2011, we operated a bio-based polyurethane facility which we closed in 2011 because of poor financial performance. We are owned by approximately 2,200 members, most of whom reside in South Dakota and neighboring states and many of whom deliver and sell soybeans to our plant for processing.

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

General Development of Business

We were originally organized as a South Dakota cooperative in 1993. As a South Dakota cooperative, we were entitled to single-level, pass-through tax treatment on income generated through our members’ patronage. This allowed us to pass our income onto our members in the form of distributions without first paying taxes at the company level, similar to a partnership. As we grew, however, the continuing availability of this advantageous tax treatment became less secure. As a result, in 2001 the cooperative’s board of directors approved a plan to reorganize into a South Dakota limited liability company, which became effective on July 1, 2002. The transaction was an exchange of interests whereby the assets and liabilities of the cooperative were transferred for capital units of the newly formed limited liability company, Soybean Processors, LLC. The capital units were distributed to our members upon dissolution of the cooperative at a rate of one capital unit of the limited liability company for each share of equity stock owned in the cooperative. The distribution of capital units to our members was registered under the Securities Act of 1933, as amended. For financial statement purposes, no gain or loss was recorded as a result of the exchange transaction. Upon completion of the reorganization, the name of the limited liability company was changed to South Dakota Soybean Processors, LLC.

We began producing crude soybean oil, soybean meal and soybean hulls in late 1996. Since then we have made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we acquired ownership and management control of Urethane Soy Systems Company (USSC), a company that produced and sold various soybean oil-based polyurethane products. In December 2011, USSC’s operations were closed because of poor financial performance. In May 2011, we completed the construction and start up of a deodorizer at our facility, which allows us to deodorize refined oil and sell the oil directly to customers in the food industry.

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

Soybean production is concentrated in the central U.S., Brazil, Argentina and China. In the 2013 harvest season, the U.S. produced approximately 3.29 billion bushels of soybeans, which is the third largest on record and approximately 40% of estimated world production. The USDA estimates that approximately 53% of soybeans produced in the U.S. are processed domestically, 45% are exported as whole soybeans, and 2% are retained for seed and residual use. Historically, there has been an adequate supply of soybeans produced in South Dakota and upper Midwest for the soybean processing industry. In 2013, farm producers in South Dakota produced 182.0 million bushels of soybeans, ranking it eighth among the top producing states in the U.S. as set forth in the following table:

State	Production (bushels)
Illinois	461 million
Iowa	415 million
Indiana	259 million
Minnesota	259 million
Nebraska	247 million
Ohio	217 million
Missouri	194 million
South Dakota	182 million

Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Soybean meal is predominantly consumed by poultry and swine in the U.S. On average, exports of soybean meal account for 20% to 25% of total production.

Soybean oil refineries are also generally located close to processing plants. Oil is shipped throughout the U.S. and for export. Approximately 85% of domestic oil production is used in food applications and 15% in industrial applications.

Soybean crushing and refining margins are cyclical, characteristic of a mature, competitive industry. While the price of soybeans may fluctuate substantially from year to year, the prices of meal and oil generally track that of soybeans, although not necessarily on a one-for-one basis; therefore, margins can be variable.

The soybean industry continues diligently to introduce soy-based products as bio-based substitutes for various petroleum-based products. Such products include biodiesel, soy ink, lubricants, candles and plastics. Biodiesel, a substitute for standard, petroleum-based diesel fuel, experienced steady growth in the U.S. until 2008. But, between 2008 and 2010, the biodiesel market became stagnant due to overcapacity in the industry, price volatility in the petroleum oil market, and volatile input costs. In 2011, the biodiesel market began to grow again because of increased demand stemming from expansion of the Renewable Fuel Standard (RFS) program and resumption of the biodiesel blenders’ tax credit, which was even further expanded in 2012 and 2013.

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

Raw Materials and Suppliers

We purchase soybeans for processing from local soybean producers and elevators, of which there has been adequate supply. In 2013, producers in South Dakota grew and harvested approximately 182 million bushels, compared to 141 million in 2012, 150 million bushels in 2011, 157 million bushels in 2010, 175 million bushels in 2009, and 138 million bushels in 2008. Of this amount, we processed 27.2 million bushels in 2013, compared to 26.2 million in 2012, 24.4 million bushels in 2011, 25.2 million bushels in 2010, 24.5 million bushels of soybeans in 2009, 26.5 million bushels in 2008 and 26.6 million bushels in 2007. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.

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

Employees

We currently employ approximately 94 individuals, all but nine of whom are full-time. We have no unions or other collective bargaining agreements.

Sales, Marketing and Customers

Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. Our meal market is local (typically within 200 miles of our Volga facility), Western U.S., and Canada. Prior to the addition of our deodorizer in March 2011, we sold our oil primarily as crude soybean oil to various companies in the refining industry which typically process the oil for human consumption. Following the installation of a new deodorizer in March 2011, we began selling refined oil directly to the food industry for human consumption and to the biodiesel industry. Our Soyol® and polyurethane resin systems incorporating Soyol® were primarily sold to companies within the housing and auto industries prior to the closing of USSC’s operations in December 2011.

The table presented below represents the percentage of sales by quantity of product sold within various markets for 2013.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil
Local	38%	15%	23%
Other U.S. States	36%	85%	74%
Export	26%	—	3%

Over half of our products are shipped by rail, the service of which is provided by the Canadian Pacific (CP) rail line, with connections to the Burlington-Northern Santa Fe (BNSF) and the Union Pacific (UP) rail lines. Beginning in early-to-mid summer, assuming federal government approval of a purchase of the rail line owned by CP by Genesee & Wyoming, Inc, our products will be shipped on the rail line owned by Genesee & Wyoming, Inc. All of our assets and operations are domiciled in the U.S., and all of the products sold are produced in the U.S.

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

Our business is not diversified. Our success depends on our ability to profitably operate our soybean processing plant and soybean oil refinery. We do not have any other lines of business or other sources of revenue if we are unable to operate or soybean processing plant and soybean oil refinery. This lack of diversification may limit our ability to adapt to changing business conditions and could cause harm to our business.

We are dependent on our management and other key personnel, and loss of their services may adversely affect our business. Our success and business strategy is dependent in large part on our ability to attract and retain key management and operating personnel. This can present particular challenges for us because we operate in a specialized industry and because our business is located in a rural area. Such individuals are in high demand and are often subject to competing employment offers in the agricultural value-added industries. Any loss of the managers or key employees or the failure of such individuals to perform their job functions in a satisfactory manner would have a material adverse effect on our business operations and prospects.

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

The rail line on which our facility is located was recently sold by Canadian Pacific Railway to Genesee & Wyoming. The sale is awaiting federal governmental approval which, if approved, could be made effective in early-to-mid summer 2014. There is no assurance that Genesee & Wyoming will provide the same level of service as Canadian Pacific. Any adverse change in service from either of these companies during or after the transition could adversely affect our profitability and operating results.

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

Item 3 Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

None.

Part II

Item 5. Market for Registrant's common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2014, the total number of Class A capital units outstanding is 30,419,000, all of which is owned and held by 2,181 members.

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

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Traded
First Quarter 2012	$0.45	$0.50	$0.47	24,500
Second Quarter 2012	$0.40	$0.55	$0.53	43,000
Third Quarter 2012	$0.55	$0.80	$0.63	30,000
Fourth Quarter 2012	$0.50	$0.75	$0.53	109,500
First Quarter 2013	$0.65	$0.75	$0.70	115,000
Second Quarter 2013	$0.72	$1.00	$0.84	50,000
Third Quarter 2013	$0.71	$0.73	$0.72	17,500
Fourth Quarter 2013	$0.74	$0.90	$0.82	26,500

(1)	The qualified matching service prohibits firm bids; therefore, the prices reflect actual sale prices of the capital units.

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

Distributions

In 2013 we paid a cash distribution to our members of $5.1 million (approximately 16.7¢ per capital unit). We made no cash distributions to our members in 2012. On February 4, 2014, our board of managers approved a cash distribution of $11.0 million (approximately 36.2¢ per capital unit). The distribution was issued to our members on or about February 7, 2014 in accordance with our operating agreement and distribution policy. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement. In addition, distributions are subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.

Item 6. Selected Financial Data.

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Eide Bailly LLP.

	2013	2012	2011	2010	2009
Bushels processed	27,159,521	26,228,731	24,370,299	25,227,040	24,482,087
Statement of Operations Data:
Revenues	$468,833,992	$411,985,913	$397,228,087	$285,189,823	$263,500,053
Costs & expenses:
Cost of goods sold	(446,180,873)	(395,072,744)	(396,703,189)	(282,135,754)	(261,676,261)
Operating expenses	(2,884,760)	(2,415,460)	(2,307,650)	(2,620,355)	(3,199,306)
Operating profit (loss)	19,768,359	14,497,709	(1,782,752)	433,714	(1,375,514)
Non-operating income	3,079,755	2,171,884	2,735,725	2,624,280	2,775,455
Interest expense	(1,665,339)	(1,928,660)	(1,308,195)	(1,218,948)	(904,314)
Income tax expense	(1,000)	(1,000)	(300)	(100)	(300)
Income (loss) from continuing operations	21,181,775	14,739,933	(355,522)	1,838,946	495,327
Gain (loss) on discontinued operations	9,272	(236,800)	(3,592,800)	(2,333,579)	(7,238,843)
Net income (loss)	$21,191,047	$14,503,133	$(3,948,322)	$(494,633)	$(6,743,516)
Weighted average capital units outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net income (loss) per capital unit	$0.697	$0.477	$(0.130)	$(0.016)	$(0.222)
Balance Sheet Data:
Working capital	$14,578,205	$13,253,429	$6,742,521	$11,281,789	$7,928,348
Net property, plant & equipment	29,838,791	26,468,051	26,398,309	25,441,511	22,721,413
Total assets	135,156,519	141,045,236	90,107,428	102,363,554	87,559,930
Long-term obligations	4,091,791	11,726,213	14,247,972	13,936,366	8,069,573
Members’ equity	46,541,671	36,348,365	26,921,337	30,869,659	31,364,292
Other Data:
Capital expenditures	$5,435,284	$1,854,226	$3,139,905	$5,583,208	1,609,119
Impairment charges	$—	$—	$637,318	$—	$4,507,289

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Executive Summary

We recorded a consolidated net income of $21.2 million for the year ended December 31, 2013 – our best financial year ever. While we improved efficiencies within our operations, our record profits are primarily attributed to favorable soybean quality and increased demand for our products. The soybeans harvested in 2012 and 2013, which we processed in 2013, were high in oil and protein content and low in moisture, consequently improving our yields and margins on soybeans processed. In addition, demand for our soybean products increased during 2013, largely due to domestic and international soybean shortages caused by a drought and other inclement weather in 2012. Further, we had an adequate supply of soybeans for processing from our area, despite adverse weather conditions. Internationally, the U.S. experienced record soybean meal exports of which we were a beneficiary. During the first nine months of 2013, we experienced increased demand for soybean oil from both the food and biodiesel industries.

During 2013, we completed construction on several projects designed to improve efficiencies for operation. We improved our storage capacity for soybeans by building two new soybean bins with a storage capacity of approximately 700,000 bushels. We expanded our rail yard and added a road to aid in transporting our products.

While we are very pleased with our record results in 2013, we have several challenges ahead of us. First, the local soybean crop harvested in the fall of 2013 was high in moisture. Soybeans with high moisture are difficult to store and are more susceptible to spoilage. To protect against loss of future potential income, we will need to carefully manage our soybean inventory and properly inspect all purchased beans. Secondly, the latest USDA report forecasts a decrease in meal exports for 2014 due to increased competition from South American processors. If the forecast is accurate, our income could decrease if we are unable to offset the decrease in meal exports with increased demand for meal domestically from the livestock industry. In addition, we continue to experience shortages of qualified personnel to operate our facility. In August 2013, the South Dakota Department of Labor reported an unemployment rate of just 3.2% within Brookings County, the location of our facility. With a new large employer relocating to Brookings County in early 2014, we expect to experience additional turnover which could force us to increase our efforts to hire new employees and increase labor costs.

Results of Operations

Comparison of Years Ended December 31, 2013 and 2012

	Year Ended December 31, 2013		Year Ended December 31, 2012
	$	% of Revenue	$	% of Revenue
Revenue	$468,833,992	100.0	$411,985,913	100.0
Cost of revenues	(446,180,873)	(95.2)	(395,072,744)	(95.9)
Operating expenses	(2,884,760)	(0.6)	(2,415,460)	(0.6)
Other income (expense)	1,414,416	0.3	243,224	0.1
Income tax expense	(1,000)	—	(1,000)	—
Income (loss) from continuing operations	21,181,775	4.5	14,739,933	3.6
Gain (loss) from discontinued operations	9,272	—	(236,800)	(0.1)
Net income (loss)	$21,191,047	4.5	$14,503,133	3.5

Revenue – Revenue increased $56.8 million, or 13.8%, for the year ended December 31, 2013, compared to the same period in 2012. The increase in revenues is primarily due to increases in sales volumes of soybean meal and oil, as well as an increase in the average sales price of soybean meal. During the year ended December 31, 2013, we processed approximately 3.5% in additional soybeans than in 2012, which increased the amount of soybean products available for sale. The average sales price of our soybean meal increased approximately 11.8% in the year ended December 31, 2013, compared to 2012. The increase in sale price of meal is primarily due to a poor soybean crop in 2012 caused by drought, which led to substantial price increases of commodities including soybean meal in 2013.

Gross Profit/Loss – Gross profit increased $5.7 million, or 33.9%, during the year ended December 31, 2013, compared to the same period in 2012. The increase is primarily attributed to improved soybean quality within our region and increased demand for soybean meal. While many U.S. soybean processors had been dealing with substandard soybean quality for most of 2013 due to drought, the locally-grown beans we received through September were low in moisture, high in oil and protein content, and produced higher than historical yields. In addition, demand for soybean meal increased for the year ended December 31, 2013 because of record meal exports and increased demand from the domestic market. Demand for meal increased domestically because of a decrease in supply of distillers grains, a competing feed substitute for soybean meal. Partially offsetting this increase in gross profit is a $2.1 million increase in production costs for the year ended December 31, 2013, compared to 2012. Production costs increased due to increases in personnel costs, energy usage and prices, and maintenance costs.

Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $469,000, or 19.4%, for the year ended December 31, 2013, compared to 2012. The increase is largely due to an increase in personnel costs and donations to a local university for the construction of a new swine unit enhancement project.

Interest Expense – Interest expense decreased by $263,000, or 13.7%, for the year ended December 31, 2013, compared to 2012. The decrease in interest expense is due to a decrease in interest rates on our senior debt with CoBank. As of December 31, 2013, the interest rate on our seasonal line of credit was 2.93%, compared to 3.27% as of December 31, 2012.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $908,000, or 41.8%, for the year ended December 31, 2013, compared to 2012. The increase is primarily due to an increase in patronage allocations received from our associated cooperatives, including CoBank and Minnesota Soybean Processors. In 2013, we received $1,169,000 in patronage allocations from these cooperatives, compared to $577,000 in 2012.

Income (Loss) from Discontinued Operations – In 2013, we generated a gain of $9,000 from discontinued operations, compared to a loss of $237,000 in 2012. The improvement is the result of our decision to discontinue and dissolve USSC, our wholly owned subsidiary and polyurethane segment, in December 2012, and place for sale its assets and business.

Net Income/Loss – We generated a consolidated net income of $21.2 million during the year ended December 31, 2013, compared to $14.5 million during the same period in 2012. The $6.7 million improvement in net income is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and increased demand for soybean meal.

Comparison of Years Ended December 31, 2012 and 2011

	Year Ended December 31, 2012		Year Ended December 31, 2011
	$	% of Revenue	$	% of Revenue
Revenue	$411,985,913	100.0	$397,228,087	100.0
Cost of revenues	(395,072,744)	(95.9)	(396,703,189)	(99.9)
Operating expenses	(2,415,460)	(0.6)	(2,307,650)	(0.6)
Other income (expense)	243,224	0.1	1,427,530	0.4
Income tax expense	(1,000)	—	(300)	—
Income (loss) from continuing operations	14,739,933	3.6	(355,522)	(0.1)
Loss from discontinued operations	(236,800)	(0.1)	(3,592,800)	(0.9)
Net loss	$14,503,133	3.5	$(3,948,322)	(1.0)

Revenue – Revenue increased $14.8 million, or 3.7%, for the year ended December 31, 2012, compared to the same period in 2011. The increase in revenues is primarily due to an increase in the average sales price of soybean meal along with an increase in sales volume of soybean meal. During the year ended December 31, 2012, we processed approximately 7.6% in additional soybeans than during the same period of 2011, which increased the amount of soybean products available for sale. The average sales price of our soybean meal increased approximately 20.3% in the year ended December 31, 2012, compared to the same period in 2011. The increase in sale price is primarily due to a poor South American crop and the anticipation of a poor 2012 domestic crop due to drought, which caused substantial price increases in many commodities including soybean meal and hulls. The increase in revenues is partially offset by a decrease in sales volume of soybean oil due to weaker demand for such oil from the biodiesel market. During the year ended December 31, 2011, we purchased, refined, and resold approximately 48 million pounds of soybean oil as a result of the strong demand from biodiesel producers, compared to only 14.5 million pounds during the same period in 2012.

Gross Profit/Loss – We generated a gross profit of $16.9 million during the year ended December 31, 2012, compared to $0.5 million for the same period in 2011. The $16.4 million improvement is primarily attributed to improved soybean quality within our region and improved value of soybean oil following the addition of a deodorizer to our facility in the second quarter of 2011. While many soybean processors in the U.S. were dealing with poor soybean quality due to a hard freeze early last fall, the locally-grown beans we received were low in moisture, high in oil and protein content, and produced higher than historical yields. In addition, demand for soybean meal increased for the year ended

December 31, 2012 because a competing product, distillers grains, experienced a decrease in supply following an ethanol production slowdown.

Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $108,000, or 4.7%, for the year ended December 31, 2012, compared to 2011. The increase is largely due to an increase in personnel costs.

Interest Expense – Interest expense increased by $620,000, or 47.4%, for the year ended December 31, 2012, compared to 2011. Prior to our decision to discontinue our polyurethane segment in 2011, we allocated $0.4 million of interest expense to the polyurethane segment. Following discontinuation of this segment, though,we did not allocate any interest expense to that segment per Generally Accepted Accounting Principles. In addition, the increase in interest expense is due to increased interest rates on our senior debt with CoBank.

Other Non-Operating Income – Other non-operating income decreased $564,000, or 20.6%, for the year ended December 31, 2012, compared to 2011. The decrease is primarily due to a decrease in oil storage income arising from our issuance of warehouse receipts on a CME soybean oil contract. We stored less oil on a CME oil contract in 2012 than in 2011 because the biodiesel market increased its demand for soybean oil during the second half of 2011. As a result, entities for which a CME contract was in effect took delivery on approximately half of the oil we had stored for the CME, in effect decreasing our oil storage income in 2012. The decrease in other non-operating income is partially offset by an increase in patronage allocations received from our associated cooperatives, including CoBank and Minnesota Soybean Processors.

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

Net Income/Loss – We generated a consolidated net income of $14.5 million during the year ended December 31, 2012, compared to a consolidated net loss of $3.9 million during the same period in 2011. The $18.4 million improvement in net income is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and an increase in demand for soybean meal.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2013, we had working capital, defined as current assets less current liabilities, of approximately $14.6 million, compared to working capital of $13.3 million on December 31, 2012. Working capital increased between periods primarily due to an increase in net income and the receipt of $2.7 million for the retirement of patronage allocations from associated cooperatives. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

Comparison of the Years Ended December 31, 2013 and 2012

	2013	2012
Net cash from (used for) operating activities	$22,136,230	$(9,887,692)
Net cash used for investing activities	(2,695,485)	(1,745,104)
Net cash from (used for) financing activities	(19,733,569)	11,925,520

Cash Flows From (Used For) Operating Activities

The $32.0 million change in cash flows used for operating activities is primarily attributed to an increase in net income and a decrease in inventory in 2013, compared to 2012. During the year ended December 31, 2013, we reported net income of $21.2 million, compared to $14.5 million in 2012. In addition, our inventory decreased by $7.7 million in 2013, compared to an increase of $42.8 million during the same period in 2012. Partially offsetting the increase in net income and change in inventories is a $7.7 million decrease in accrued commodity purchases during 2013, compared to a $21.4 million increase in 2012. The changes in inventories and accrued commodity purchases resulted from our decision in the fall of 2012 to accumulate beans when believed that beans would become scarce due to a drought in the U.S.

Cash Flows from Investing Activity

Cash flows used for investing activities increased $950,000 during the year ended December 31, 2013, compared to the same period in 2012. The increase is the result of $3.6 million in addition spending on capital improvements in 2013, compared to 2012 for purposes of improving the quality and efficiency of operations. Offsetting this increase in spending is our receipt of a $2.7 million distribution from CHS in February 2013 for the retirement of previous patronage allocations, which we did not receive in 2012.

Cash Flows from Financing Activity

The $31.7 million change in cash flows from (used for) financing activities is principally due to a decrease in borrowings during the year ended December 31, 2013, compared to the same period in 2012, as a result of improved profitability and a decrease in inventories.

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

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $11.6 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is reduced by $1.3 million every six months until the credit line’s maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $3.1 million and $14.2 million as of December 31, 2013 and 2012, respectively. There was approximately $8.5 million of remaining commitments available to borrow under this loan as of December 31, 2013.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2014. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $50 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance outstanding on the working capital loan is $0 and $16.9 million as of December 31, 2013 and 2012, respectively. Under this loan, there was an additional $50.0 million in available funds to borrow as of December 31, 2013.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.18% and 4.21% as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the interest rate on the seasonal loan is 2.93% and 3.96%, respectively. We were in compliance with all covenants and conditions under the loans as of December 31, 2013 and the date of this filing.

Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing plant in Volga, South Dakota. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2% interest. This guarantee, however, turned into a direct debt obligation of ours on October 16, 2013, when we received the $964,070 in loan proceeds and assumed responsibility for the loan's annual principal and interest payments of $75,500 beginning June 1, 2014. The note payable matures on June 1, 2020.

Capital Expenditures

We invested approximately $5.4 million in capital expenditures for property and equipment during the year ended December 31, 2013, compared to approximately $1.9 million in capital expenditures during the year ended December 31, 2012. In 2013, we constructed two additional soybean bins, expanded our rail yard, built another road within our facility, and made several other miscellaneous improvements to enhance the quality and efficiency of our soybean crushing facility and oil refinery. Depending on our profitability in 2014, we anticipate spending between $2.0 million and $5.0 million on capital improvements.  Our principal sources of funds are anticipated to be cash flows from operating activities.

Off Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have several long-term leases for hopper rail cars and oil tank cars with GE Capital, Trinity Capital, Flagship Rail Services and GATX Corporation. Total lease expense under these arrangements is approximately $2.2 million for each of the years ended December 31, 2013 and 2012. Prior to August 1, 2013, the hopper rail cars earned mileage credit from the railroad through a sublease program, which totaled $0.8 million and $1.5 million during the years ended December 31, 2013 and 2012, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $144,000 and $184,000 for the years ended December 31, 2013 and 2012, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We have a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement is for the handling, storage and transportation of soybeans to and from H&I’s facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000 and expires on August 31, 2014. Expenses under this agreement were $1.5 million and $1.2 million for the years ended December 31, 2013 and 2012, respectively.

Contractual Obligations

The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$4,540,000	$138,000	$276,000	$3,424,000	$702,000

Operating Lease Obligations	10,751,000	2,431,000	4,031,000	2,573,000	1,716,000

Other Long-Term Liabilities (2)	255,000	212,000	12,000	—	31,000

Total	$15,546,000	$2,781,000	$4,319,000	$5,997,000	$2,449,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Consolidated Balance Sheet.

(2)	Represents obligations under our deferred compensation program, which is included on our Consolidated Balance Sheet, and under our Grain Storage and Transportation Agreement with H&I.

Recent Accounting Pronouncements

See page F-13, Note 1 of our audited financial statements for a discussion on the impact, if any, of the recently pronounced accounting standards.

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

Foreign Currency Risk. We conduct essentially all of our business in U.S. dollars and have minimal direct risk regarding foreign currency fluctuations. Foreign currency fluctuations do, however, impact the ability of foreign buyers to purchase U.S. agricultural products and the competitiveness of and demand for U.S. agricultural products compared to the same products offered by foreign suppliers.

Interest Rate Risk. We manage exposure to interest rate changes by using variable rate loan agreements with fixed rate options. Long-term loan agreements can utilize the fixed option through maturity; however, the revolving ability to pay down and borrow back would be eliminated once the funds were fixed.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2013, 2012 and 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Control and Procedures.

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

As a result of the audit of our financial statements, we determined that we did not accrue as a liability the amount of the distribution to our members that had been declared by the Company's Board of Managers. Our Operating Agreement states that we are required to distribute to our members, who held capital units at any point during the fiscal year, at least thirty percent of the net income unless the net income is less than $500,000 or the distribution would cause the Company to violate its loan covenants. On February 7, 2013, our Board of Managers declared a cash distribution of $5,076,105 to our members who held capital units during 2012. As a result of our evaluation of this error, we concluded that this error was material to the consolidated balance sheet and statement of changes in members' equity for the year ended December 31, 2012. Consequently, our consolidated financial statements for that period were restated to reflect the correction of this error and additional internal controls have been implemented to prevent such error from occurring in the future. As of December 31, 2013, our management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2013, our internal control over financial reporting is not effective. Our management reviewed the results of their assessment with the Audit Committee.

This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

Item 9B. Other Information.

None.

PART III

Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to an Information Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2013).

Part IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)(1)    Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2013. The financial statements appear on page F-2 of this Report.

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

SOUTH DAKOTA SOYBEAN
PROCESSORS, LLC
Date: March 21, 2014
/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2014	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 21, 2014	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Date: March 21, 2014	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Date: March 21, 2014	/s/ Paul Barthel
Paul Barthel, Manager

Date: March 21, 2014	/s/ David Driessen
David Driessen, Manager

Date: March 21, 2014	/s/ Paul Dummer
Paul Dummer, Manager

Date: March 21, 2014	/s/ Ronald Gorder
Ronald Gorder, Manager

Date: March 21, 2014	/s/ Kent Howell
Kent Howell, Manager

Date: March 21, 2014	/s/ Jerome Jerzak
Jerome Jerzak, Manager

Date: March 21, 2014	/s/ Gary Kruggel
Gary Kruggel, Manager

Date: March 21, 2014	/s/ Robert Nelsen
Robert Nelsen, Manager

Date: March 21, 2014	/s/ Robert Nelson
Robert Nelson, Manager

Date: March 21, 2014	/s/ Doyle Renaas
Doyle Renaas, Manager

Date: March 21, 2014	/s/ Randy Tauer
Randy Tauer, Manager

Date: March 21, 2014	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Date: March 21, 2014	/s/ Lyle Trautman
Lyle Trautman, Manager

Date: March 21, 2014	/s/ Ardon Wek
Ardon Wek, Manager

Date: March 21, 2014
Gary Wertish, Manager

EXHIBIT INDEX**

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization.		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated.		Exhibit 3.1(ii) to the Registrant’s Form 8-K filed on June 21, 2012.

3.1(iii)	Articles of Amendment to Articles of Organization.		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002.

4.1	Form of Class A Unit Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995.		Exhibit 10.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.2	Track Lease Agreement with DM&E Railroad dated October 15, 1996.		Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.3	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002. (File No. 333-75804)

10.4	Thomas Kersting Employment Agreement dated June 19, 2012.		Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on June 21, 2012.

10.5	Deferred Compensation Plan for the benefit of Thomas Kersting dated February 13, 2001.		Exhibit 10.20 to the Registrant’s Form 10-K filed with the Commission on March 27, 2003.

10.6	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003.		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.7	Security Agreement with CoBank dated June 17, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.8	Master Loan Agreement with CoBank dated May 3, 2010.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2010.

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

10. 9	Amendment to Master Loan Agreement with CoBank dated May 12, 2011.		Exhibit 10.1 to the Registrant’s Form 8-K/A filed with the Commission on June 30, 2011.

10.10	Amendment to Master Loan Agreement with CoBank dated March 14, 2012		Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 16, 2012.

10.11	Amendment to Master Loan Agreement with CoBank dated October 4, 2012		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on November 14, 2012.

10.12	Amendment to Master Loan Agreement with CoBank dated July 23, 2013		Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on August 9, 2013.

10.13	Revolving Term Loan Supplement dated March 21, 2013.		Exhibit 10.17 to the Registrant's Form 10-K filed with the Commission on March 25, 2013.

10.14	Revolving Credit Supplement dated March 21, 2013.		Exhibit 10.18 to the Registrant's Form 10-K filed with the Commission on March 25, 2013.

10.15	Revolving Credit Supplement dated July 23, 2013.		Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on August 9, 2013.

31.1	Rule13a-14(a)/15d-14(a) Certification by Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14 Certified by Chief Financial officer	X

32.1	Section 1350 Certification by Chief Executive Officer	X

32.2	Section 1350 Certification by Chief Financial Officer	X

** Documents can be found at www.sec.gov

South Dakota Soybean Processors, LLC

Consolidated Financial Statements

December 31, 2013, 2012, and 2011

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2013, 2012, and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC as of December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for the years ended December 31, 2013, 2012, and 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company did not accrue certain distributions to the members' that were earned during the year ended December 31, 2012. These errors were discovered by the Company's management during the current year. Accordingly, the 2012 financial statements have been restated to correct these errors.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 20, 2014

South Dakota Soybean Processors, LLC
Consolidated Balance Sheets
December 31, 2013 and 2012
___________________________________________________________________________________________________________________

	2013	2012 (Restated)
Assets
Current assets
Cash and cash equivalents	$50	$292,874
Trade accounts receivable	30,928,277	30,596,162
Inventories	64,798,457	72,469,499
Margin deposits	1,687,180	1,624,565
Assets of discontinued division	155,421	216,105
Prepaid expenses	1,531,877	1,024,882
Total current assets	99,101,262	106,224,087

Property and equipment	67,753,029	62,457,602
Less accumulated depreciation	(37,914,238)	(35,989,551)
Total property and equipment, net	29,838,791	26,468,051

Other assets
Investments in cooperatives	6,064,481	8,197,832
Notes receivable - members	145,707	147,056
Other intangible assets, net	6,278	8,210
Total other assets	6,216,466	8,353,098

Total assets	$135,156,519	$141,045,236

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$12,369,865	$—
Current maturities of long-term debt	51,359	2,600,000
Note payable - seasonal loan	—	16,917,303
Accounts payable	1,929,317	1,812,186
Member distributions payable	11,000,000	5,076,105
Accrued commodity purchases	54,673,312	62,421,223
Accrued expenses	3,313,309	2,241,614
Accrued interest	327,427	448,795
Deferred liabilities - current	858,468	1,453,432
Total current liabilities	84,523,057	92,970,658

Long-term liabilities
Long-term debt, less current maturities	4,036,356	11,600,000
Deferred liabilities	55,435	126,213
Total long-term liabilities	4,091,791	11,726,213

Commitments and contingencies

Members' equity Class A Units, no par value, 30,419,000 units issued and outstanding, net of subscriptions receivable of $0 and $2,259 at December 31, 2013 and 2012, respectively	46,541,671	36,348,365

Total liabilities and members' equity	$135,156,519	$141,045,236

 The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC
Consolidated Statements of Operations
For the Years Ended December 31, 2013, 2012, and 2011
___________________________________________________________________________________________________________________

	2013	2012	2011

Net revenues	$468,833,992	$411,985,913	$397,228,087

Cost of revenues:
Cost of product sold	399,246,411	353,641,110	362,144,771
Production	18,653,510	16,525,879	15,226,656
Freight and rail	27,647,077	24,390,748	18,864,807
Brokerage fees	633,875	515,007	466,955
Total cost of revenues	446,180,873	395,072,744	396,703,189

Gross profit	22,653,119	16,913,169	524,898

Operating expenses:
Administration	2,884,760	2,415,460	2,307,650
Operating income (loss)	19,768,359	14,497,709	(1,782,752)

Other income (expense):
Interest expense	(1,665,339)	(1,928,660)	(1,308,195)
Other non-operating income	1,910,684	1,595,156	2,443,518
Patronage dividend income	1,169,071	576,728	292,207
Total other income (expense)	1,414,416	243,224	1,427,530

Income (loss) from continuing operations before income taxes	21,182,775	14,740,933	(355,222)

Income tax expense	(1,000)	(1,000)	(300)

Income (loss) from continuing operations	21,181,775	14,739,933	(355,522)

Gain (loss) on discontinued operations	9,272	(236,800)	(3,592,800)

Net income (loss)	$21,191,047	$14,503,133	$(3,948,322)

Basic and diluted earnings (loss) per capital unit:
Income (loss) from continuing operations	$0.70	$0.48	$(0.01)
Income (loss) from discontinuing operations	—	(0.01)	(0.12)
Net income (loss)	$0.70	$0.48	$(0.13)

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC
Consolidated Statements of Changes in Members’ Equity
For the Years Ended December 31, 2013, 2012, and 2011
___________________________________________________________________________________________________________________

	Class A Units
	Units	Amount

Balances, January 1, 2011	30,419,000	$30,869,659

Recognition of capital units previously recorded as temporary equity	—	—

Net loss	—	(3,948,322)

Balances, December 31, 2011	30,419,000	26,921,337

Net income	—	14,503,133

Distribution to members	—	(5,076,105)

Balances, December 31, 2012 (restated)	30,419,000	36,348,365

Net income	—	21,191,047

Distributions to members	—	(11,000,000)

Decrease in subscriptions receivable	—	2,259

Balances, December 31, 2013	30,419,000	$46,541,671

The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012, and 2011
___________________________________________________________________________________________________________________

	2013	2012	2011
Operating activities
Net income (loss)	$21,191,047	$14,503,133	$(3,948,322)
(Gain) loss from discontinued operations	(9,272)	236,800	3,592,800
Income (loss) from continued operations	21,181,775	14,739,933	(355,522)
Charges and credits to net income (loss) from continuing operations not affecting cash:
Depreciation and amortization	2,059,867	1,785,254	2,083,593
(Gain) loss on sales of property and equipment	(7,391)	1,161	13,216
Non-cash patronage dividends	(591,099)	(327,169)	(102,272)
Change in current assets and liabilities	(576,878)	(26,411,714)	23,008,509
Net cash from (used for) operating activities of continuing operations	22,066,274	(10,212,535)	24,647,524
Net cash from (used for) operating activities of discontinued operations	69,956	324,843	(216,476)
Net cash from (used for) operating activities	22,136,230	(9,887,692)	24,431,048

Investing activities
Proceeds from investments in cooperatives	—	—	77,599
Retirement of patronage dividends	2,724,450	—	76,585
Decrease in member loans	1,349	619	223
Proceeds from sales of property and equipment	14,000	—	88,409
Purchase of property and equipment	(5,435,284)	(1,854,226)	(3,139,905)
Net cash used for investing activities of continued operations	(2,695,485)	(1,853,607)	(2,897,089)
Net cash from (used for) investing activities of discontinued operations	—	108,503	(83,329)
Net cash used for investing activities	(2,695,485)	(1,745,104)	(2,980,418)

Financing activities
Change in excess of outstanding checks over bank balances	12,369,865	(4,386,782)	2,651,842
Net (payments) proceeds from seasonal borrowings	(16,917,303)	16,917,303	(24,790,669)
Distributions to members	(5,076,105)	—	—
Decrease in subscriptions receivable	2,259	—	—
Proceeds from long-term debt	23,157,209	1,547,999	10,058,801
Principal payments on long-term debt	(33,269,494)	(2,153,000)	(9,133,000)
Net cash from (used for) financing activities of continued operations	(19,733,569)	11,925,520	(21,213,026)
Net cash used for financing activities of discontinued operations	—	—	(237,604)
Net cash from (used for) financing activities	(19,733,569)	11,925,520	(21,450,630)

(continued on next page)

South Dakota Soybean Processors, LLC
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2013, 2012 and 2011
____________________________________________________________________________________________

	2013	2012	2011

Net change in cash and cash equivalents	(292,824)	292,724	—

Cash and cash equivalents, beginning of year	292,874	150	150

Cash and cash equivalents, end of year	$50	$292,874	$150

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,786,707	$1,758,531	$1,472,624

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

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

The following table presents the aging analysis of trade receivables as of December 31, 2013 and 2012:

	2013	2012
Past due:
Less than 30 days past due	$3,344,540	$2,717,120
31-90 days past due	571,697	185,168
Greater than 90 days past due	—	45
Total past due	3,916,237	2,902,333
Current	27,012,040	27,693,829
Totals	$30,928,277	$30,596,162

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of December 31, 2013, 2012, and 2011:

	2013	2012	2011
Balances, beginning of year	$—	$—	$—
Amounts charged (credited) to costs and expenses	20,487	—	(7,838)
Additions (deductions)	(20,487)	—	7,838
Balances, end of year	$—	$—	$—

In general cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

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

Patents

The Company’s patents were amortized over their estimated useful lives, using the straight-line method over a period of 16 to 20 years, which is the shorter of the remaining estimated economic life of the patents acquired or 20 years from the original file date.

The Company evaluated the recoverability of identifiable intangible assets whenever events or changes in circumstances indicated that an intangible asset’s carrying value may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which the asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying value of the asset being evaluated, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. The fair value is measured based on quoted market prices, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including the discounted value of estimated future cash flows. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the assets being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. During the years ended December 31, 2013, 2012, and 2011, the Company recorded impairment losses of $0, $0, and $637,318, respectively, related to intangible assets. The impairment loss in 2011 is recorded in “Loss on discontinued operations” on the consolidated statement of operations. As of December 31, 2012, the Company no longer held any outstanding patents.

Deferred revenue

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under “Deferred revenue”.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

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

The Company’s “Shipping and Handling Costs” policy is in accordance with ASC 605, Revenue Recognition (formerly EITF Issue 0-10, Accounting for Shipping and Handling Fees and Costs).

Advertising costs

Advertising and promotion costs are expensed as incurred. The Company incurred $26,000, $12,000, and $25,000, of advertising costs on continuing operations in the years ended December 31, 2013, 2012, and 2011, respectively.

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

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

The Company has evaluated the provisions of FASB ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes) for uncertain tax positions. As of December 31, 2013 and 2012, the unrecognized tax benefit accrual was zero.

The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

As of December 31, 2013, the book value of the Company’s net assets exceeds the tax basis of those assets by approximately $8.9 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2010.  We currently have no tax years under examination.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements to have a material impact on the Company’s financial condition or results of operations.

Note 2 - Correction of Prior Period

In accordance with the SEC's Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" (SAB 108), the Company in 2012 did not accrue as a liability the amount of the distribution to its members that had been declared by the Company's Board of Managers. The Company's Operating Agreement states that the Company shall distribute to its members, who held capital units at any point during the fiscal year, at least thirty percent (30%) of the net income unless the net income is less than $500,000 or the distribution would cause the Company to violate its loan covenants. On February 7, 2013, the Company's Board of Managers declared a cash distribution of $5,076,105 to its members who held capital units during 2012. As a result of the Company's evaluation of this error under SAB 108, the Company determined that this error was material to the consolidated balance sheet and statement of changes in members' equity for the year ended December 31, 2012. Consequently, the consolidated financial statements for that period were restated to reflect the correction of this error. In evaluating and determining the appropriateness of applying SAB 108 to this error, the Company considered materiality both quantitatively and qualitatively as prescribed by the SEC's Staff Accounting Bulletin No 99. The following table reflects the impact of the above error to the consolidated balance sheet and statement of changes in members' equity as of and for the year ended December 31, 2012:

	As Previously Reported	Adjustments	Adjusted
Balance sheet:
Member distributions payable	$—	$5,076,105	$5,076,105
Members' equity	41,424,470	(5,076,105)	36,348,365
Statement of changes in members' equity:
Distribution to members	—	(5,076,105)	(5,076,105)
Balance, December 31, 2012	41,424,470	(5,076,105)	36,348,365

Note 3 - Inventories

The Company’s inventories consist of the following as of December 31,:

	2013	2012
Finished goods	$16,690,431	$28,345,806
Raw materials	47,890,986	44,003,018
Supplies & miscellaneous	217,040	120,675
Totals	$64,798,457	$72,469,499

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Note 4 - Margin Deposits

The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2013, the Company’s futures contracts all mature within 12 months.

Note 5 - Discontinued Operations

In 2011 the Company determined to discontinue operations of its polyurethane segment, including its wholly-owned subsidiary USSC, and put the assets and business up for sale. The Company decided to discontinue and sell this division primarily because it has incurred significant operating losses over the past several years. Results of operations and the related charges for discontinued operations have been classified as “Loss on discontinued operations” on the accompanying consolidated statements of operations. Assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying consolidated balance sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations” accordingly. For comparative purposes, all prior periods presented have been restated to reflect the reclassifications on a consistent basis.

Sales revenue from the polyurethane segment for the years ended December 31, 2013, 2012, and 2011 were $2,239, $457,748, and $1,495,257, respectively. During 2012, the Company sold the patents, other intellectual property, and property and equipment, incurring a loss on the sales totaling $(161,812). In conjunction with the discontinuance of operations, the Company recognized a loss on disposal of $1,104,000 in 2011 to write down the related carrying amounts to their fair values less estimated cost to sell. The gains (losses) from discontinued operations of this division were $9,272, $(236,800), and $(3,592,800) for the years ended December 31, 2013, 2012, and 2011, respectively.

Interest expense was allocated to discontinued operations based on the amount of debt related to the operations of the discontinued division. For the years ended December 31, 2013, 2012, and 2011, interest expense allocated to discontinued operations was $0, $0, and $372,000, respectively.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued division” and “Liabilities of discontinued division,” respectively, in the accompanying balance sheets at December 31, 2013 and 2012, and consist of the following:

	2013	2012
Assets of discontinued division:
Cash	$—	$—
Accounts receivable, less allowance for uncollectible accounts (2013 - $0; 2012 - $52,000)	—	2,791
Inventories	—	—
Prepaid expenses	—	—
Property and equipment, net	155,421	213,314
Notes receivable	—	—
Patents and other intangible assets, net	—	—
Total assets	$155,421	$216,105

	2013	2012
Liabilities of discontinued division:
Accounts payable	$—	$—
Accrued expenses	—	—
Total liabilities	$—	$—

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 6 - Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at December 31:

	2013	2012
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$3,964,728	$3,455,876
Class B Preferred Shares, 8% non-cumulative, convertible	575,000	575,000
CHS (formerly Cenex Harvest States)	124,819	2,849,269
CoBank	1,399,934	1,317,687
Totals	$6,064,481	$8,197,832

On February 6, 2013, the Company received $2,724,450 from CHS for the retirement of previous retained patronage allocations.

Note 7 - Property and Equipment

The following is a summary of property and equipment at December 31:

	2013			2012
	Cost	Accumulated Depreciation	Net	Net
Land	$443,816	$—	$443,816	$443,816
Land improvements	585,678	(116,944)	468,734	401,691
Buildings and improvements	16,551,664	(6,626,521)	9,925,143	10,246,705
Machinery and equipment	48,160,659	(30,476,174)	17,684,485	14,379,270
Company vehicles	74,895	(19,102)	55,793	6,567
Furniture and fixtures	1,111,669	(675,497)	436,172	525,984
Construction in progress	824,648	—	824,648	464,018
Totals	$67,753,029	$(37,914,238)	$29,838,791	$26,468,051

Depreciation of property and equipment of continued operations amounts to $2,057,935, $1,783,322, and $2,081,481 for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 8 - Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of December 31, 2013 and 2012:

			Accumulated
Intangible Assets	Life	Cost	Amortization	Net
As of December 31, 2013:
Loan Origination Costs	10 years	$13,200	$(6,922)	$6,278
As of December 31, 2012:
Loan Origination Costs	10 years	$13,200	$(4,990)	$8,210

Amortization expense on the loan origination costs amounts to $1,932, $1,932, and $2,112 for the years ended December 31, 2013, 2012, and 2011, respectively.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Future amortization expense related to the loan origination costs is expected to be approximately:

For the years ending December 31:
2014	$1,932
2015	1,932
2016	1,932
2017	482
2018	—
Total	$6,278

Note 9 - Notes Payable - Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank which expires August 1, 2014. Under this agreement, the Company may borrow up to $50 million to finance inventory and accounts receivable. Interest accrues at a variable rate (2.93% at December 31, 2013). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $0 and $16,917,303 at December 31, 2013 and 2012, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $50,000,000 as of December 31, 2013.

Note 10 - Long-Term Debt

	2013	2012
Revolving term loan from CoBank, interest at variable rates (3.18% and 4.21% at December 31, 2013 and 2012, respectively), secured by substantially all property and equipment. Loan matures March 20, 2018.	$3,123,645	$14,200,000
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	964,070	—
	4,087,715	14,200,000
Less current maturities	(51,359)	(2,600,000)
Totals	$4,036,356	$11,600,000

The Company entered into an agreement as of March 21, 2013 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 8. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $12,900,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2013 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $3,123,645 and $14,200,000 as of December 31, 2013 and 2012, respectively. There was approximately $8.5 million of remaining commitments available to borrow on the revolving term loan as of December 31, 2013.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2013.

Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority $964,070 for purposes of making improvements to the railway infrastructure near the Company's soybean processing plant in Volga, South Dakota. In consideration of this secured loan, the Company agreed to provide a guarantee to the State of South Dakota Department of Transportation the full amount of the loan, plus interest. This guarantee, however, became a direct obligation of the Company's on October 16, 2013, when the Company received the entire loan proceeds and assumed responsibility for paying the annual principal and interest payments.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

The minimum principal payments on long-term debt obligations are as follows as of December 31, 2013:

For the years ending December 31:
2014	$51,359
2015	57,246
2016	58,344
2017	1,983,203
2018	1,260,749
Thereafter	676,814
Total	$4,087,715

Note 11 - Employee Benefit Plans

The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of employees’ contributed earnings. The amounts charged to expense under continuing operations under this plan were approximately $125,000, $73,000, and $68,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company has a deferred compensation plan for key employees. The Company shall pay the employees in five equal annual installments upon retirement. The future payments have been discounted at 8%. The amount recognized as expense (benefit) during the years ended December 31, 2013, 2012, and 2011 was $10,000, $4,000, $3,000, respectively. The Company made payments of approximately $11,827 for each of the years ended December 31, 2013, 2012, and 2011. Deferred compensation payable is $38,663 and $40,634 as of December 31, 2013 and 2012, respectively.

Note 12 - Commitments

The Company has operating leases for 253 rail cars from GE Capital. The leases require monthly payments of $100,795. The Company also leases 137 rail cars from Trinity Capital. This lease requires monthly payments of $74,529. The Company also leases 64 rail cars from Flagship Rail Services. This lease requires monthly payments of $24,832. The Company also leases 15 rail cars from GATX Corporation. This lease requires monthly payments of $10,050.The leases began between 1996 and 2013 and have terms ranging from 5-18 years. Lease expense for all rail cars was $2,237,863, $2,237,477, and $2,179,818 for the years ended December 31, 2013, 2012, and 2011, respectively. Prior to August 1, 2013, the Company generated revenues from the use of 317 of these rail cars on other railroads. Such revenues were $760,201, $1,535,316, and $1,453,374 for the years ended December 31, 2013, 2012, and 2011, respectively.

On September 1, 2011, the Company renewed a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (“H&I”). This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000. The agreement expires on August 31, 2014. Expenses under the agreements with H&I were $1,474,568, $1,258,806, and $642,341 for the years ended December 31, 2013, 2012, and 2011, respectively.

The Company also has a number of other operating leases for machinery and equipment. Rental expense for continuing operations under these other operating leases was $144,344, $183,771, and $193,570 for the years ended December 31, 2013, 2012, and 2011, respectively.

The following is a schedule of future minimum payments required under these operating commitments.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

	Rail Cars	Other	Total
Year ended December 31:
2014	$2,329,000	$102,000	$2,431,000
2015	2,129,000	61,000	2,190,000
2016	1,794,000	46,000	1,840,000
2017	1,610,000	17,000	1,627,000
2018	940,000	6,000	946,000
Thereafter	1,715,000	2,000	1,717,000
Totals	$10,517,000	$234,000	$10,751,000

Note 13 - Cash Flow Information

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2013	2012	2011
(Increase) decrease in assets:
Trade accounts receivable	$(332,115)	$(11,965,822)	$(3,608,153)
Inventories	7,671,042	(42,755,845)	16,396,324
Margin account deposit	(62,615)	3,993,901	(3,287,052)
Prepaid expenses	(506,995)	(196,591)	227,867
	6,769,317	(50,924,357)	9,728,986

	2013	2012	2011
Increase (decrease) in liabilities:
Accounts payable	117,131	817,518	(15,105)
Accrued commodity purchases	(7,747,911)	21,358,570	13,299,182
Accrued expenses and interest	950,327	956,009	(146,487)
Deferred liabilities	(665,742)	1,380,546	141,933
	(7,346,195)	24,512,643	13,279,523

Totals	$(576,878)	$(26,411,714)	$23,008,509

The member distributions payable as described in Note 17 are considered non-cash financing activities.

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

As of December 31, 2013 and 2012, the value of the Company’s open futures, options and forward contracts was approximately $1,095,316 and $1,601,219, respectively.

		Amounts As of December 31, 2013
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,091,939	$3,992,371
Foreign exchange contracts	Current Assets	10	4,262
Totals		$5,091,949	$3,996,633

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

		Amounts As of December 31, 2012
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,248,420	$3,647,637
Foreign exchange contracts	Current Assets	1,846	1,410
Totals		$5,250,266	$3,649,047

During the years ended December 31, 2013, 2012, and 2011, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the Year Ending December 31:
	2013	2012	2011
Derivatives not designated as hedging instruments:
Commodity contracts	$1,113,206	$5,802,562	$(4,173,693)
Foreign exchange contracts	9,072	518	—
Totals	$1,122,278	$5,803,080	$(4,173,693)

The Company recorded gains (losses) of $1,122,278, $5,803,080, and $(4,173,693) in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2013, 2012, and 2011, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2013 and 2012:

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$1,099,567	$63,068,391	$—	$64,167,958
Margin deposits	$1,687,180	$—	$—	$1,687,180
Assets of discontinued division	$—	$—	$155,421	$155,421

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

	Fair Value as of December 31, 2012
	Level 1	Level 2	Level 3	Total
Financial Assets:
Inventory	$1,600,783	$70,243,052	$—	$71,843,835
Margin deposits	$1,624,565	$—	$—	$1,624,565
Assets of discontinued division	$—	$—	$216,105	$216,105

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

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2013 and 2012.

	2013	2012
Beginning balance	$216,105	$853,678
Purchases	—	10,616
Sales	(57,894)	(547,005)
Settlements	(21,577)	218,668
Net gains (losses) included in earnings	18,787	(319,852)
Ending balance	$155,421	$216,105

Note 16 - Business Credit Risk and Concentrations

The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables from continuing operations were $30,833,839 and $30,594,924 at December 31, 2013 and 2012, respectively.

Soybean meal sales accounted for approximately 58%, 57%, and 46% of total revenues from continuing operations for the years ended December 31, 2013, 2012, and 2011, respectively. Soybean oil sales represented approximately 38%, 39%, and 49% of total revenues for the years ended December 31, 2013, 2012, and 2011, respectively.

Net revenue by geographic area for the years ended December 31, 2013, 2012, and 2011 are as follows:

	2013	2012	2011
United States	$395,581,058	$358,748,132	$362,014,278
Canada	73,252,934	53,237,781	35,213,809
Totals	$468,833,992	$411,985,913	$397,228,087

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 17 - Members' Equity

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

The Board of Managers approved a Form S-1 registration statement that was filed with the Securities and Exchange Commission on February 14, 2005 for the sale of additional units in a public offering. The maximum offering under the statement was $11,250,000. During 2005, the Company sold 2,190,500 member units for a total of $4,495,750, which was originally accounted for as temporary equity. The offering allowed the investor to initially pay 50% and sign a note payable to the Company for the remaining portion. At December 31, 2013 and 2012, the Company had subscriptions receivable of $0 and 2,259, which is accounted for as a deduction from members’ equity until collected.

On February 7, 2013, the Company's Board of Managers approved a cash distribution of approximately $5.1 million, or 16.7 cents per capital unit. The distribution was paid in accordance with the Company's operating agreement and distribution policy on February 8, 2013.

At December 31, 2013 and 2012, the Company had member distributions payable of $11.0 million and $5.1 million, respectively.

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

Segment information for the years ended December 31, 2013, 2012, and 2011 are as follows:

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

	Soybean Processing	Polyurethane	Total
For the Year Ended December 31, 2013:
Sales to external customers	$468,833,992	$2,239	$468,836,231
Intersegment sales	—	—	—
Depreciation and amortization	2,059,867	—	2,059,867
Interest expense	1,665,339	—	1,665,339
Segment profit (loss)	21,181,775	9,272	21,191,047
Segment assets	135,001,098	155,421	135,156,519
Expenditures for segment assets	5,435,284	—	5,435,284

For the Year Ended December 31, 2012:
Sales to external customers	$411,985,913	$457,748	$412,443,661
Intersegment sales	—	—	—
Depreciation and amortization	1,785,254	—	1,785,254
Interest expense	1,928,660	—	1,928,660
Segment profit (loss)	14,739,933	(236,800)	14,503,133
Segment assets	140,829,131	216,105	141,045,236
Expenditures for segment assets	1,854,226	—	1,854,226

For the Year Ended December 31, 2011:
Sales to external customers	$397,228,087	$1,495,257	$398,723,344
Intersegment sales	71,959	—	71,959
Depreciation and amortization	2,083,593	222,379	2,305,972
Interest expense	1,308,195	371,555	1,679,750
Segment profit (loss)	(355,522)	(3,592,800)	(3,948,322)
Segment assets	89,217,689	889,739	90,107,428
Expenditures for segment assets	3,139,905	—	3,139,905

Note 20 - Subsequent Events

Except for the events listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

On February 4, 2014, the Company’s Board of Managers declared a cash distribution to its members of $11.0 million. The distribution was issued and paid to members in accordance with the Company's operating agreement and distribution policy on February 6, 2014.