Form 10-Q
period 2014-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2014-05-09
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 9, 2014, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

South Dakota Soybean Processors, LLC
Condensed Consolidated Financial Statements
March 31, 2014 and 2013

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$49,144	$50
Trade accounts receivable, less allowance for uncollectible accounts of $1,500,000 and $0 at March 31, 2014 and December 31, 2013, respectively	22,128,223	30,928,277
Inventories	58,704,980	64,798,457
Margin deposits	2,057,598	1,687,180
Assets of discontinued division	155,421	155,421
Prepaid expenses	1,232,384	1,531,877
Total current assets	84,327,750	99,101,262

Property and equipment	68,207,173	67,753,029
Less accumulated depreciation	(38,455,493)	(37,914,238)
Total property and equipment, net	29,751,680	29,838,791

Other assets
Investments in cooperatives	6,836,461	6,064,481
Notes receivable - members	—	145,707
Other intangible assets, net	5,795	6,278
Total other assets	6,842,256	6,216,466

Total assets	$120,921,686	$135,156,519

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$2,313,487	$12,369,865
Current maturities of long-term debt	2,651,359	51,359
Note payable - seasonal loan	28,202,992	—
Accounts payable	1,162,344	1,929,317
Member distributions payable	715,620	11,000,000
Accrued commodity purchases	25,952,020	54,673,312
Accrued expenses	2,179,144	3,313,309
Accrued interest	347,972	327,427
Deferred liabilities - current	517,170	858,468
Total current liabilities	64,042,108	84,523,057

Long-term liabilities
Long-term debt, less current maturities	8,612,711	4,036,356
Deferred liabilities, less current maturities	55,418	55,435
Total long-term liabilities	8,668,129	4,091,791

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at March 31, 2014 and December 31, 2013	48,211,449	46,541,671

Total liabilities and members' equity	$120,921,686	$135,156,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2014 and 2013

	2014	2013

Net revenues	$101,270,828	$110,520,032

Cost of revenues:
Cost of product sold	86,333,181	92,186,838
Production	5,285,471	4,353,760
Freight and rail	6,701,354	7,088,894
Brokerage fees	138,465	154,819
Total cost of revenues	98,458,471	103,784,311

Gross profit	2,812,357	6,735,721

Operating expenses:
Administration	2,157,468	760,970

Operating income	654,889	5,974,751

Other income (expense):
Interest expense	(303,696)	(500,113)
Other non-operating income	516,173	340,592
Patronage dividend income	1,518,032	1,074,734
Total other income (expense)	1,730,509	915,213

Income from continuing operations before income taxes	2,385,398	6,889,964

Income tax expense	—	(1,000)

Income from continuing operations	2,385,398	6,888,964

Gain (loss) from discontinued operations	—	(8,728)

Net income	$2,385,398	$6,880,236

Basic and diluted earnings per capital unit:
Income from continuing operations	$0.08	$0.23
Loss from discontinued operations	—	—
Net income	$0.08	$0.23

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three-Month Periods Ended March 31, 2014 and 2013

	2014	2013
Operating activities
Net income	$2,385,398	$6,880,236
Loss from discontinued operations	—	8,728
Income from continued operations	2,385,398	6,888,964
Charges and credits to net income from continuing operations not affecting cash:
Depreciation and amortization	543,595	475,543
Non-cash patronage dividends	(896,799)	(591,099)
Change in current assets and liabilities	(16,120,594)	(28,010,623)
Net cash used for operating activities of continuing operations	(14,088,400)	(21,237,215)
Net cash used for operating activities of discontinued operations	—	(5,937)
Net cash used for operating activities	(14,088,400)	(21,243,152)

Investing activities
Retirement of patronage dividends	124,819	2,724,450
Decrease in member loans	145,707	983
Purchase of property and equipment	(456,001)	(531,119)
Net cash from (used for) investing activities	(185,475)	2,194,314

Financing activities
Change in excess of outstanding checks over bank balances	(10,056,378)	2,386,413
Net proceeds (payments) from seasonal borrowings	28,202,992	22,743,447
Distributions to members	(11,000,000)	(5,076,105)
Decrease in subscriptions receivable	—	2,259
Proceeds from long-term debt	14,726,031	—
Principal payments on long-term debt	(7,549,676)	(1,300,000)
Net cash from financing activities	14,322,969	18,756,014

Net change in cash and cash equivalents	49,094	(292,824)

Cash and cash equivalents, beginning of period	50	292,874

Cash and cash equivalents, end of period	$49,144	$50

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$283,151	$578,096

Income taxes	$—	$1,000

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

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The consolidated balance sheet data as of December 31, 2013 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

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

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2014.

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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following table presents the aging analysis of trade receivables as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Past due:
Less than 30 days past due	$2,759,651	$3,344,540
31-90 days past due	1,190,541	571,697
Greater than 90 days past due	644,421	—
Total past due	4,594,613	3,916,237
Current	17,533,610	27,012,040

Totals	$22,128,223	$30,928,277

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	1,500,000	20,487
Additions (deductions)	—	(20,487)

Balances, end of period	$1,500,000	$—

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

Note 3 -           Inventories

The Company’s inventories of continued operations consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Finished goods	$18,576,170	$16,690,431
Raw materials	39,821,990	47,890,986
Supplies & miscellaneous	306,820	217,040

Totals	$58,704,980	$64,798,457

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 4 -         Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$4,785,158	$3,964,728
Class B Preferred Shares, 8% non-cumulative, convertible	575,000	575,000
CoBank	1,476,303	1,399,934
CHS (formerly Cenex Harvest States)	—	124,819

Totals	$6,836,461	$6,064,481

Note 5 -         Property and Equipment

The following is a summary of the Company's property and equipment at March 31, 2014 and December 31, 2013:

	2014			2013
	Cost	Accumulated Depreciation	Net	Net
Land	$443,816	$—	$443,816	$443,816
Land improvements	585,678	(126,221)	459,457	468,734
Buildings and improvements	16,551,664	(6,729,258)	9,822,406	9,925,143
Machinery and equipment	48,231,055	(30,878,091)	17,352,964	17,684,485
Company vehicles	74,895	(22,217)	52,678	55,793
Furniture and fixtures	1,117,021	(699,706)	417,315	436,172
Construction in progress	1,203,044	—	1,203,044	824,648

Totals	$68,207,173	$(38,455,493)	$29,751,680	$29,838,791

Depreciation of property and equipment of continued operations amounts to $543,112 and $475,060 for the three months ended March 31, 2014 and 2013, respectively.

Note 6 -         Note Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank which expires August 1, 2014. Under this agreement, the Company may borrow up to $50 million to finance inventory and accounts receivable. Interest accrues at a variable rate (2.91% at March 31, 2014). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $28,202,992 and $0 at March 31, 2014 and December 31, 2013, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are $21.8 million as of March 31, 2014.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 7 -         Long-Term Debt

The following is a summary of the Company's long-term debt at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Revolving term loan from CoBank, interest at variable rates (3.16% and 3.18% at March 31, 2014 and December 31, 2013, respectively), secured by substantially all property and equipment. Loan matures March 20, 2018.	$10,300,000	$3,123,645
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	964,070	964,070
	11,264,070	4,087,715
Less current maturities	(2,651,359)	(51,359)

Totals	$8,612,711	$4,036,356

The Company entered into an agreement as of March 21, 2013 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $12,900,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2013 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $10,300,000 and $3,123,645 as of March 31, 2014 and December 31, 2013, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $0.0 million as of March 31, 2014.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2014.

Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority $964,070 for purposes of making improvements to the railway infrastructure near the Company’s soybean processing facility in Volga, South Dakota. In consideration of this secured loan, the Company agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus interest. This guaranty was converted into a direct obligation of the Company’s on October 16, 2013, when the Company received the entire loan proceeds and assumed responsibility for paying the annual principal and interest payments.

The minimum principal payments on long-term debt obligations are as follows as of March 31, 2014:

For the twelve-month periods ending March 31:
2015	$2,651,359
2016	2,657,246
2017	2,658,344
2018	2,559,558
2019	60,749
Thereafter	676,814

Total	$11,264,070

Note 8 -        Member Distribution

On February 4, 2014, the Company’s Board of Managers approved a cash distribution of approximately $11.0 million, or 36.2¢ per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 6, 2014.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

At March 31, 2014 and December 31, 2013, the Company had member distributions payable of $715,620 and $11,000,000, respectively.

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

As of March 31, 2014 and December 31, 2013, the value of the Company’s open futures, options and forward contracts was approximately $1,112,109 and $1,095,316, respectively.

		As of March 31, 2014
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$8,273,437	$7,160,498
Foreign exchange contracts	Current Assets	1,213	2,043

Totals		$8,274,650	$7,162,541

		As of December 31, 2013
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,091,939	$3,992,371
Foreign exchange contracts	Current Assets	10	4,262

Totals		$5,091,949	$3,996,633

During the three-month periods ended March 31, 2014 and 2013, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months March 31,
	2014	2013
Derivatives not designated as hedging instruments:
Commodity contracts	$(3,653,363)	$1,844,226
Foreign exchange contracts	9,846	(823)

Totals	$(3,643,517)	$1,843,403

The Company recorded gains (losses) of $(3,643,517) and $1,843,403 in cost of goods sold related to its commodity derivative instruments for the three-month periods ended March 31, 2014 and 2013, respectively.

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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2014 and December 31, 2013:

	Fair Value as of March 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$1,112,939	$56,947,769	$—	$58,060,708
Margin deposits	$2,057,598	$—	$—	$2,057,598
Assets of discontinued division	$—	$—	$155,421	$155,421

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$1,099,567	$63,068,391	$—	$64,167,958
Margin deposits	$1,687,180	$—	$—	$1,687,180
Assets of discontinued division	$—	$—	$155,421	$155,421

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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following table presents the changes in Level 3 instruments measured on a recurring basis as of March 31, 2014 and December 31, 2013:

	2014	2013
Beginning balance	$155,421	$216,105
Purchases	—	—
Sales	—	(57,894)
Settlements	—	(21,577)
Net gains (losses) included in earnings	—	18,787

Ending balance	$155,421	$155,421

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

Segment information for the three-month periods ended March 31, 2014 and 2013 are as follows:

	Soybean Processing	Polyurethane	Total
For the three months ended March 31, 2014:
Sales to external customers	$101,270,828	$—	$101,270,828
Intersegment sales	—	—	—
Depreciation and amortization	543,595	—	543,595
Interest expense	303,696	—	303,696
Segment income (loss)	2,385,398	—	2,385,398
Expenditures for segment assets	456,001	—	456,001

For the three months ended March 31, 2013:
Sales to external customers	$110,520,032	$—	$110,520,032
Intersegment sales	—	—	—
Depreciation and amortization	475,543	—	475,543
Interest expense	500,113	—	500,113
Segment income (loss)	6,888,964	(8,728)	6,880,236
Expenditures for segment assets	531,119	—	531,119

Note 12 -       Commitments

As of March 31, 2014, the Company had unpaid commitments of approximately $29,000 for construction and acquisition of property and equipment, all of which expected to be incurred by December 2014.

Note 13 -       Subsequent Event

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2014, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2013.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

For the first three months of 2014, we recorded a net profit of $2.4 million, compared to $6.9 million for the same period in 2013. The decrease in profit is attributed to several factors, including decreased product yield, lower demand for soybean oil, transportation issues, higher natural gas costs, and uncollectible accounts receivable.

While the soybeans we processed in 2012 and 2013 were drier than average, this year's soybean moisture is approximately 30% higher than 2013. Increased soybean moisture negatively affects the profitability of our operations by decreasing our product yield and increasing the amount of energy to dry the beans before processing.

Internationally, the U.S. experienced a substantial reduction in soybean oil exports, thus decreasing soybean oil demand in the first quarter of 2014. This reduction in soybean oil exports was largely due to the anticipated large soybean harvest in South America and increased supplies of competing oilseeds such as canola and sunflowers. Rising biodiesel production in the U.S. is expected to partially offset this decrease in soybean oil exports for the remainder of 2014.

Inclement weather and a record-large combined corn and soybean crop in 2013 strained the nation's railway system in the final months of 2013 and into 2014. As a result, the length of time for the railroad to deliver our products to our customers and return those railcars to our plant increased substantially, causing us to slow production, especially on our refined oil products. We believe there has been a slight improvement recently, but we expect a continuation of railcar shortages and increased delivery times during the second and possibly the third quarters.

The rail line on which our plant is located was recently sold by Canadian Pacific Railway to Genesee & Wyoming. The sale is currently awaiting federal governmental approval, which, if approved, could be made effective on July 1, 2014. We are unsure at this time whether this potential sale will be positive for our operations.

As always this time of year, one primary challenge to our operations is the uncertainty associated with the supply of soybeans until the next harvest. The USDA recently decreased its forecast on the quantity of soybean inventories in the U.S. An inadequate supply of beans could adversely affect our costs of production and reduce demand for our products. The USDA also forecast a decrease in meal exports due to the large impending South American soybean harvest. If the forecast is accurate, our income could decrease if we are unable to offset the decrease in meal exports with increased domestic demand for soybean meal from the livestock industry. Lastly, we continue to experience shortages of qualified personnel to operate our facility. In August 2013 the South Dakota Department of Labor reported an unemployment rate of just 3.2% within Brookings County, the location of our facility. With a new large employer relocating to Brookings County in early 2014, we expect to experience additional employee turnover which could force us to increase our efforts to hire new employees and increase labor costs.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2014 and 2013

	Quarter Ended March 31, 2014		Quarter Ended March 31, 2013
	$	% of Revenue	$	% of Revenue
Revenue	$101,270,828	100.0	$110,520,032	100.0
Cost of revenues	(98,458,471)	(97.2)	(103,784,311)	(93.9)
Operating expenses	(2,157,468)	(2.1)	(760,970)	(0.7)
Other income (expense)	1,730,509	1.7	915,213	0.8
Income tax expense	—	—	(1,000)	—
Income from continuing operations	2,385,398	2.4	6,888,964	6.2
Income (loss) from discontinued operations	—	—	(8,728)	—

Net income	$2,385,398	2.4	$6,880,236	6.2

Revenue – Consolidated revenue decreased $9.2 million, or 8.4%, for the three-month period ended March 31, 2014, compared to the same period in 2013. The decrease in revenues is primarily due to a 19% decrease in the sales price of soybean oil. The decrease in the sales price of soybean oil is primarily due to a reduction of soybean oil exports, which is caused by a large impending South American soybean crop and increased production of competing oilseeds such as canola and sunflowers.

Gross Profit/Loss – Gross profit decreased $3.9 million, or 58.2%, for the three-month period ended March 31, 2014, compared to the same period in 2013. The decrease is due to increased moisture in soybeans purchased and increased production costs. The locally-grown beans we received and processed in the first quarter of 2014 contained more moisture than the same period in 2013, resulting in lower than historical production yields. In addition, production expenses increased $932,000, or 21.4%, due primarily to increased cost of natural gas. Cold temperatures throughout the U.S. caused natural gas prices to soar during the first quarter of 2014, and the increase in soybean moisture required more energy to dry those soybeans before they could be processed.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, increased $1.4 million for the three-month period ended March 31, 2014, compared to the same period in 2013. The increase is due to the booking of a $1.5 million allowance for a potentially uncollectible account receivable in the first quarter of 2014.

Interest Expense – Interest expense decreased $196,000, or 39.3%, during the three-month period ended March 31, 2014, compared to the same period in 2013. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the three-month period ended March 31, 2014 was approximately $29.1 million, compared to $43.1 million for the same period in 2013.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $619,000, or 43.7%, during the three-month period ended March 31, 2014, compared to the same period in 2013. The increase is due primarily to an increase in patronage allocations from our associated cooperatives, including CoBank and Minnesota Soybean Processors. During the first quarter of 2014, patronage allocations totaled $1.5 million, compared to $1.1 million during the same period in 2013.

Net Income/Loss – During the three-month period ended March 31, 2014, we generated a net income of $2.4 million , compared to $6.9 million for the same period in 2013. The $4.5 million decrease in net income is primarily attributable to a decrease in gross profit associated with decreased production yields, decreased demand for soybean oil, and increased production and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2014, we had working capital, defined as current assets less current liabilities, of approximately $20.3 million, compared to working capital of approximately $18.8 million on March 31, 2013. Working capital increased between periods primarily due to net income. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

The following is a summary of our cash flow from operating, investing and financing activities for each of the three-month periods ended March 31, 2014 and 2013:

	2014	2013
Net cash from (used for) operating activities	$(14,088,402)	$(21,243,152)
Net cash from (used for) investing activities	(185,475)	2,194,314
Net cash from (used for) financing activities	14,322,971	18,756,014

Cash Flows from Operations

The $7.2 million decrease in cash flows used for operating activities is primarily attributed to a $6.1 million decrease in inventories during the three-month period ended March 31, 2014, compared to a $5.8 million increase during the same period in 2013. The decrease in inventories in 2014 was largely due to our inability to store soybeans as long as usual due to the increased moisture levels. Partially offsetting the change in cash flows resulting from inventories is a $4.5 million decrease in net income during the three-month period ended March 31, 2014, compared to the same period in 2013.

Cash Flows Used For Investing Activities

The $2.4 million change in cash flows from (used for) investing activities is due primarily to our receipt of $2.7 million from CHS in February 2013 for the retirement of previous patronage allocations, compared to only $0.1 million in 2014.

Cash Flows Used For Financing Activities

The $4.4 million decrease in cash flows from financing activities is principally due to a $5.9 million increase in distributions to members. During the three-month period ended March 31, 2014, we distributed $11.0 million in cash to members, compared to $5.1 million during the same period in 2013.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $10.3 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is reduced by $1.3 million every six months until the credit line’s maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $10.3 million and $3.1 million as of March 31, 2014 and December 31, 2013, respectively. There were no additional funds available to borrow under this loan as of March 31, 2014.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2014. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $50 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance outstanding on the working capital loan is $28.2 million and $0 as of March 31, 2014 and December 31, 2013, respectively.  Under this loan, there was an additional $21.8 million in available funds to borrow as of March 31, 2014.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.16% and 3.18% as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, the interest rate on the seasonal loan is 2.91% and 2.93%, respectively. We were in compliance with all covenants and conditions under the loans as of March 31, 2014 and the date of this filing.

Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2% interest. This guarantee was converted into a direct debt obligation of ours on October 16, 2013, when we received the $964,070 in loan proceeds and assumed responsibility for the loan's annual principal and interest payments of $75,500 which begin June 1, 2014. The note payable matures on June 1, 2020.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are the rail car leases we use to distribute our products. We have a number of long-term leases for hopper rail cars and oil tank cars with GE Capital, Trinity Capital, Flagship Rail Services and GATX Corporation. Total lease expenses under these arrangements are approximately $0.6 million for each of the three-month periods ended March 31, 2014 and 2013. Prior to August 1, 2013, the hopper rail cars earned mileage credit from the railroad through a sublease program, which totaled $0 and $0.4 million for the three-month periods ended March 31, 2014 and 2013, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $26,000 and $45,000 for the three-month periods ended March 31, 2014 and 2013, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We have a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000 and expires on August 31, 2014. Expenses under this agreement were $246,000 and $250,000 for the three-month periods ended March 31, 2014 and 2013, respectively.

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

Changes in Internal Control Over Financial Reporting. During the quarter ended March 31, 2014, we made a change to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Following the audit of our financial statements for the year ended December 31, 2013, we determined that we did not accrue as a liability the amount of the distribution to our members that had been declared by the Company's Board of Managers. Our Operating Agreement states that we are required to distribute to our members, who held capital units at any point during the fiscal year, at least thirty percent of the net income unless the net income is less than $500,000 or the distribution would cause the Company to violate its loan covenants. On February 7, 2013, our Board of Managers declared a cash distribution of $5,076,105 to our members who held capital units during 2012. As a result of our evaluation of this error, we concluded that this error was material to the consolidated balance sheet and statement of changes in members' equity for the year ended December 31, 2012. Consequently, our consolidated financial statements for that period, as well as the interim periods presented in this report, were adjusted to reflect the correction of this error, and additional internal controls have been implemented to prevent such error from occurring in the future.

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

Item 1A. Risk Factors.

During the quarter ended March 31, 2014, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2013 Annual Report on Form 10-K.

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated: May 9, 2014	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2014	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

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
____________________________________________________________________________

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