Form 10-Q
period 2014-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2014-08-12
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 12, 2014, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

South Dakota Soybean Processors, LLC
Condensed Consolidated Financial Statements
June 30, 2014 and 2013

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$50	$50
Trade accounts receivable	23,205,601	30,928,277
Inventories	48,467,712	64,798,457
Margin deposits	4,473,019	1,687,180
Assets of discontinued division	155,121	155,421
Prepaid expenses	1,055,093	1,531,877
Total current assets	77,356,596	99,101,262

Property and equipment	69,571,845	67,753,029
Less accumulated depreciation	(38,978,540)	(37,914,238)
Total property and equipment, net	30,593,305	29,838,791

Other assets
Investments in cooperatives	6,836,461	6,064,481
Notes receivable - members	—	145,707
Other intangible assets, net	5,312	6,278
Total other assets	6,841,773	6,216,466

Total assets	$114,791,674	$135,156,519

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$3,064,879	$12,369,865
Current maturities of long-term debt	2,657,246	51,359
Note payable - seasonal loan	3,424,189	—
Accounts payable	1,300,907	1,929,317
Member distributions payable	—	11,000,000
Accrued commodity purchases	40,030,081	54,673,312
Accrued expenses	2,064,002	3,313,309
Accrued interest	371,168	327,427
Deferred liabilities - current	1,144,344	858,468
Total current liabilities	54,056,816	84,523,057

Long-term liabilities
Long-term debt, less current maturities	8,544,478	4,036,356
Deferred liabilities, less current maturities	59,363	55,435
Total long-term liabilities	8,603,841	4,091,791

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at June 30, 2014 and December 31, 2013	52,131,017	46,541,671

Total liabilities and members' equity	$114,791,674	$135,156,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2014 and 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues	$113,826,942	$104,540,104	$215,097,770	$215,060,136

Cost of revenues:
Cost of product sold	98,365,516	91,001,460	184,698,697	183,188,298
Production	5,270,872	4,708,570	10,556,343	9,062,330
Freight and rail	6,396,848	6,551,271	13,098,202	13,640,165
Brokerage fees	161,111	160,229	299,576	315,048
Total cost of revenues	110,194,347	102,421,530	208,652,818	206,205,841

Gross profit	3,632,595	2,118,574	6,444,952	8,854,295

Operating expenses:
Administration	626,986	568,364	2,784,454	1,329,334

Operating income	3,005,609	1,550,210	3,660,498	7,524,961

Other income (expense):
Interest expense	(303,983)	(429,941)	(607,679)	(930,054)
Other non-operating income	504,192	357,426	1,020,365	698,018
Patronage dividend income	—	—	1,518,032	1,074,734
Total other income (expense)	200,209	(72,515)	1,930,718	842,698

Income from continuing operations before income taxes	3,205,818	1,477,695	5,591,216	8,367,659

Income tax expense	(1,870)	—	(1,870)	(1,000)

Income from continuing operations	3,203,948	1,477,695	5,589,346	8,366,659

Gain (loss) from discontinued operations	—	7,500	—	(1,228)

Net income	$3,203,948	$1,485,195	$5,589,346	$8,365,431

Basic and diluted earnings per capital unit:
Income from continuing operations	$0.11	$0.05	$0.18	$0.28
Loss from discontinued operations	—	—	—	—
Net income	$0.11	$0.05	$0.18	$0.28

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2014 and 2013

	2014	2013
Operating activities
Net income	$5,589,346	$8,365,431
Loss from discontinued operations	—	1,228
Income from continued operations	5,589,346	8,366,659
Charges and credits to net income from continuing operations not affecting cash:
Depreciation and amortization	1,067,125	954,454
Gain on sales of property and equipment	—	6,190
Non-cash patronage dividends	(896,799)	(591,099)
Change in current assets and liabilities	5,556,963	(28,947,555)
Net cash from (used for) operating activities of continuing operations	11,316,635	(20,211,351)
Net cash from operating activities of discontinued operations	300	1,563
Net cash from (used for) operating activities	11,316,935	(20,209,788)

Investing activities
Retirement of patronage dividends	124,819	2,724,450
Decrease in member loans	145,707	1,349
Purchase of property and equipment	(1,820,673)	(2,867,242)
Net cash used for investing activities	(1,550,147)	(141,443)

Financing activities
Change in excess of outstanding checks over bank balances	(9,304,986)	5,133,262
Net proceeds (payments) from seasonal borrowings	3,424,189	21,298,991
Distributions to members	(11,000,000)	(5,076,105)
Decrease in subscriptions receivable	—	2,259
Proceeds from long-term debt	14,726,031	—
Principal payments on long-term debt	(7,612,022)	(1,300,000)
Net cash from (used for) financing activities	(9,766,788)	20,058,407

Net change in cash and cash equivalents	—	(292,824)

Cash and cash equivalents, beginning of period	50	292,874

Cash and cash equivalents, end of period	$50	$50

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$563,938	$979,310

Income taxes	$10,730	$1,000

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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following table presents the aging analysis of trade receivables as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Past due:
Less than 30 days past due	$3,036,964	$3,344,540
31-90 days past due	26,937	571,697
Greater than 90 days past due	7	—
Total past due	3,063,908	3,916,237
Current	20,141,693	27,012,040

Totals	$23,205,601	$30,928,277

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	1,516,052	20,487
Additions (deductions)	(1,516,052)	(20,487)

Balances, end of period	$—	$—

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

Note 3 -           Inventories

The Company’s inventories of continued operations consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Finished goods	$31,626,724	$16,690,431
Raw materials	16,535,608	47,890,986
Supplies & miscellaneous	305,380	217,040

Totals	$48,467,712	$64,798,457

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 4 -         Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$4,785,158	$3,964,728
Class B Preferred Shares, 8% non-cumulative, convertible	575,000	575,000
CoBank	1,476,303	1,399,934
CHS (formerly Cenex Harvest States)	—	124,819

Totals	$6,836,461	$6,064,481

Note 5 -         Property and Equipment

The following is a summary of the Company's property and equipment at June 30, 2014 and December 31, 2013:

	2014			2013
	Cost	Accumulated Depreciation	Net	Net
Land	$443,816	$—	$443,816	$443,816
Land improvements	585,678	(135,498)	450,180	468,734
Buildings and improvements	16,608,818	(6,832,185)	9,776,633	9,925,143
Machinery and equipment	48,316,978	(31,259,873)	17,057,105	17,684,485
Company vehicles	74,895	(25,332)	49,563	55,793
Furniture and fixtures	1,117,021	(725,652)	391,369	436,172
Construction in progress	2,424,639	—	2,424,639	824,648

Totals	$69,571,845	$(38,978,540)	$30,593,305	$29,838,791

Depreciation of property and equipment of continued operations amounts to $1,066,159 and $954,454 for the six months ended June 30, 2014 and 2013, respectively.

Note 6 -         Note Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank. Prior to the amendment described in Note 13, the Company could borrow up to $50 million under this agreement until it matured on August 1, 2014, to finance inventory and accounts receivable. Interest accrues at a variable rate (2.91% at June 30, 2014). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $3,424,189 and $0 at June 30, 2014 and December 31, 2013, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are $46.6 million as of June 30, 2014.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 7 -         Long-Term Debt

The following is a summary of the Company's long-term debt at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Revolving term loan from CoBank, interest at variable rates (3.16% and 3.18% at June 30, 2014 and December 31, 2013, respectively), secured by substantially all property and equipment. Loan matures March 20, 2018.	$10,300,000	$3,123,645
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	901,724	964,070
	11,201,724	4,087,715
Less current maturities	(2,657,246)	(51,359)

Totals	$8,544,478	$4,036,356

The Company entered into an agreement as of March 21, 2013 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $12,900,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2013 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $10,300,000 and $3,123,645 as of June 30, 2014 and December 31, 2013, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $0.0 million as of June 30, 2014.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of June 30, 2014.

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

The minimum principal payments on long-term debt obligations are as follows as of June 30, 2014:

For the twelve-month periods ending June 30:
2015	$2,657,246
2016	2,658,344
2017	2,659,558
2018	2,560,749
2019	665,827
Thereafter	—

Total	$11,201,724

Note 8 -        Member Distribution

On February 4, 2014, the Company’s Board of Managers approved a cash distribution of approximately $11.0 million, or 36.2¢ per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 6, 2014.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Prior to June 2014, the Company had been accruing member distributions payable due a provision in the Company's Operating Agreement requiring a minimum distribution of thirty percent (30%) of the previous year's net income. At the Company's Annual Meeting of Members held on June 17, 2014, the members approved a resolution eliminating the minimum distribution; therefore, the Company immediately ceased accruing any liability for member distributions. At June 30, 2014 and December 31, 2013, the Company had member distributions payable of $0 and $11,000,000, respectively.

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

As of June 30, 2014 and December 31, 2013, the value of the Company’s open futures, options and forward contracts was approximately $(1,125,889) and $1,095,316, respectively.

		As of June 30, 2014
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$6,918,162	$8,033,677
Foreign exchange contracts	Current Assets	8,006	18,380

Totals		$6,926,168	$8,052,057

		As of December 31, 2013
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,091,939	$3,992,371
Foreign exchange contracts	Current Assets	10	4,262

Totals		$5,091,949	$3,996,633

During the three and six-month periods ended June 30, 2014 and 2013, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Commodity contracts	$(485,725)	$(1,930,762)	$(4,139,088)	$(86,536)
Foreign exchange contracts	(17,313)	1,708	(7,467)	885

Totals	$(503,038)	$(1,929,054)	$(4,146,555)	$(85,651)

The Company recorded gains (losses) of $(4,146,555) and $(85,651) in cost of goods sold related to its commodity derivative instruments for the six-month periods ended June 30, 2014 and 2013, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2014 and December 31, 2013:

	Fair Value as of June 30, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,115,515)	$48,944,097	$—	$47,828,582
Margin deposits	$4,473,019	$—	$—	$4,473,019
Assets of discontinued division	$—	$—	$155,121	$155,121

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$1,099,567	$63,068,391	$—	$64,167,958
Margin deposits	$1,687,180	$—	$—	$1,687,180
Assets of discontinued division	$—	$—	$155,421	$155,421

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

The following table presents the changes in Level 3 instruments measured on a recurring basis as of June 30, 2014 and December 31, 2013:

	2014	2013
Beginning balance	$155,421	$216,105
Purchases	—	—
Sales	—	(57,894)
Settlements	(300)	(21,577)
Net gains (losses) included in earnings	—	18,787

Ending balance	$155,121	$155,421

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

Segment information for the three and six-month periods ended June 30, 2014 and 2013 are as follows:

	Soybean Processing	Polyurethane	Total
For the three months ended June 30, 2014:
Sales to external customers	$113,826,942	$—	$113,826,942
Intersegment sales	—	—	—
Depreciation and amortization	523,530	—	523,530
Interest expense	303,983	—	303,983
Segment profit (loss)	3,203,948	—	3,203,948
Expenditures for segment assets	1,364,672	—	1,364,672

For the three months ended June 30, 2013:
Sales to external customers	$104,540,104	$—	$104,540,104
Intersegment sales	—	—	—
Depreciation and amortization	478,911	—	478,911
Interest expense	429,941	—	429,941
Segment profit (loss)	1,477,695	7,500	1,485,195
Expenditures for segment assets	2,336,123	—	2,336,123

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Soybean Processing	Polyurethane	Total
For the six months ended June 30, 2014:
Sales to external customers	$215,097,770	$—	$215,097,770
Intersegment sales	—	—	—
Depreciation and amortization	1,067,125	—	1,067,125
Interest expense	607,679	—	607,679
Segment income (loss)	5,589,346	—	5,589,346
Expenditures for segment assets	1,820,673	—	1,820,673

For the six months ended June 30, 2013:
Sales to external customers	$215,060,136	$—	$215,060,136
Intersegment sales	—	—	—
Depreciation and amortization	954,454	—	954,454
Interest expense	930,054	—	930,054
Segment income (loss)	8,366,659	(1,228)	8,365,431
Expenditures for segment assets	2,867,242	—	2,867,242

Note 12 -       Commitments

As of June 30, 2014, the Company had unpaid commitments of approximately $68,000 for construction and acquisition of property and equipment, all of which expected to be incurred by December 2014.

Note 13 -       Subsequent Event

Except for the event listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

On August 5, 2014, the Company entered into an amendment of the Master Loan Agreement with CoBank, the terms of which affect the seasonal loan, revolving long-term loan, and covenants. Under the seasonal loan, the maximum amount the Company may borrow is decreased from $50 million to $40 million until it matures on August 1, 2015. In addition, the amount the Company may distribute to members without the prior written consent of CoBank is increased from 50% to 75% of consolidated net income of the prior fiscal year. All other material items and conditions under the Master Loan Agreement and subsequent amendments remain the same following this amendment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and six-month periods ended June 30, 2014, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2013.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

It is not unusual for the markets to experience volatile price action in the spring and summer months; and 2014 has certainly been no exception. What has been unusual this year is the dramatic nature of the price movements. Since early 2013, when the USDA began releasing its major crop reports during the market session rather than before markets opened, the markets have reacted in a knee-jerk fashion. This reaction has created challenges for us on the soybean procurement side as well as opportunities on the sale of our meal and oil. Overall, we have been able to deal effectively with these movements and operate with a decent margin.
Demand for products remain strong
Soybean meal demand continues to be strong, bolstered by a number of factors. Processors, especially in the eastern belt, are operating under capacity due to a shortage of beans. At the same time, exports of both old crop meal and new crop orders of meal are very strong. Likewise, domestic demand is strong, driven by the high prices of poultry, hog and dairy.
Similar conditions are present on the soybean oil side. The reduced soybean crush in the eastern belt has helped keep oil basis levels strong. Even though biodiesel demand is a bit lower than last year, it is starting to improve - this uptick is expected to continue into the fourth quarter. The biodiesel sector has been impacted by uncertainty over the Renewable Fuel Standard, which has kept the market somewhat suppressed. While that issue has yet to be resolved, demand is beginning to build as refineries prepare for some level of renewable fuel mandate yet to be determined. On the food soybean oil side, there has been a slight increase in demand, most likely due to lower product prices and general belief that the restaurant industry is rebounding due to an improving economy.
In terms of soybean supply, we still have a fair amount of beans to purchase, but feel pretty confident that we will have adequate supply to make it to new crop. At this time, the soybean crop in our area looks good, and we expect to see a nice growth in production.
Rail car access a concern
Beyond bean supply, rail logistics is a very large concern right now. A clogged rail system - not just locally but throughout the U.S./Canadian network - began last winter and continues to create a shortage of rail cars. These problems are causing delays in transit times both in shipping products to our customers and having the empty cars returned to our facility. There has been some slight improvement recently but not enough to alleviated concerns. Unless the problems are further alleviated before the fall harvest, it could have an adverse effect on sales.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2014 and 2013

	Quarter Ended June 30, 2014		Quarter Ended June 30, 2013
	$	% of Revenue	$	% of Revenue
Revenue	$113,826,942	100.0	$104,540,104	100.0
Cost of revenues	(110,194,347)	(96.8)	(102,421,530)	(98.0)
Operating expenses	(626,986)	(0.6)	(568,364)	(0.5)
Other income (expense)	200,209	0.2	(72,515)	(0.1)
Income tax expense	(1,870)	—	—	—
Income from continuing operations	3,203,948	2.8	1,477,695	1.4
Income (loss) from discontinued operations	—	—	7,500	—

Net income	$3,203,948	2.8	$1,485,195	1.4

Revenue – Consolidated revenue increased $9.3 million, or 8.9%, for the three-month period ended June 30, 2014, compared to the same period in 2013. The increase in revenues is primarily due to increases in the average sales price and volume of soybean meal. The increase in the average sales price and sales volume of soybean meal is primarily due to an increase in demand for soybean meal in the U.S. and internationally stemming from perceptions of tight carry-outs and improved livestock margins. In addition, during the three-month period ended June 30, 2014, we processed approximately 3.9% in additional soybeans than during the same period in 2013, which increased the amount of soybean meal available for sale.

Gross Profit/Loss – Gross profit increased $1.5 million, or 71.5%, for the three-month period ended June 30, 2014, compared to the same period in 2013. The increase is due to an increase in demand for soybean meal in the U.S. and internationally. The increase in gross profit is partially offset by an increase in the moisture content of soybeans purchased and an increase in production costs. The locally-grown beans we received and processed in the first quarter of 2014 contained more moisture than in the same period of 2013, resulting in lower than historical production yields. In addition, production expenses increased $562,000, or 11.9%, due primarily to an increase in natural gas costs. Cold temperatures throughout the U.S. caused natural gas prices to rise significantly in 2014. With the higher moisture content in soybeans, it required us to spend more on natural gas to dry the soybeans processed.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, increased $59,000, or 10.3%, for the three-month period ended June 30, 2014, compared to the same period in 2013. The increase is largely due to an increase in personnel costs.

Interest Expense – Interest expense decreased $126,000, or 29.3%, during the three-month period ended June 30, 2014, compared to the same period in 2013. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the three-month period ended June 30, 2014 was approximately $23.4 million, compared to $44.3 million for the same period in 2013.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $147,000, or 41.1%, during the three-month period ended June 30, 2014, compared to the same period in 2013. The increase is primarily due an increase in oil storage income arising from our issuance of warehouse receipts on CBOT soybean oil contracts. We stored more oil on CBOT oil contracts in the three-month period ended June 30, 2014, compared to the same period in 2013, thus increasing oil storage income in the second quarter of 2014.

Net Income/Loss – During the three-month period ended June 30, 2014, we generated a net income of $3.2 million, compared to $1.5 million for the same period in 2013. The $1.7 million increase in net income is primarily attributable to an increase in gross profit associated with increased soybean meal demand, increased non-operating income, and decreased interest expenses.

Comparison of the six months ended June 30, 2014 and 2013

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	$	% of Revenue	$	% of Revenue
Revenue	$215,097,770	100.0	$215,060,136	100.0
Cost of revenues	(208,652,818)	(97.0)	(206,205,841)	(95.9)
Operating expenses	(2,784,454)	(1.3)	(1,329,334)	(0.6)
Other income (expense)	1,930,718	0.9	842,698	0.4
Income tax expense	(1,870)	—	(1,000)	—
Income from continuing operations	5,589,346	2.6	8,366,659	3.9
Income (loss) from discontinued operations	—	—	(1,228)	—

Net income	$5,589,346	2.6	$8,365,431	3.9

Revenue – Consolidated revenue remained relatively unchanged during the six-month period ended June 30, 2014, compared to the same period in 2013.

Gross Profit/Loss – Gross profit decreased $2.4 million, or 27.2%, for the six-month period ended June 30, 2014, compared to the same period in 2013. The decrease is due to an increase in moisture content of soybeans purchased and an increase in production costs. The locally-grown beans we received and processed in the first six months of 2014 contained more moisture than the same period in 2013, resulting in lower than historical production yields. In addition, production expenses increased $1.5 million, or 16.5%, due primarily to an increase in natural gas costs. Cold temperatures throughout the U.S. caused natural gas prices to rise significantly in 2014. With the higher moisture content in soybeans, it required more energy to dry those soybeans before they could be processed.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, increased $1.5 million for the six-month period ended June 30, 2014, compared to the same period in 2013. The increase is due to the booking of a $1.5 million allowance for a potentially uncollectible account receivable in 2014, compared to $0 in the same period in 2013.

Interest Expense – Interest expense decreased $322,000, or 34.7%, during the six months ended June 30, 2014, compared to the same period in 2013. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the six-month period ended June 30, 2014 was approximately $26.2 million, compared to $43.7 million for the same period in 2013.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $766,000, or 43.2%, during the six-month period ended June 30, 2014, compared to the same period in 2013. The increase is due primarily to increases in patronage allocations from our associated cooperatives, including CoBank and Minnesota Soybean Processors, and oil storage income. During the first six months of 2014, patronage allocations totaled $1.5 million, compared to $1.1 million during the same period in 2013. In addition, our oil storage income arising from our issuance of warehouse receipts on CBOT soybean oil contracts increased $203,000, as we stored more oil on CBOT oil contracts during the six-month period ended June 30, 2014, compared to the same period in 2013.

Net Income/Loss – During the six-month period ended June 30, 2014, we generated a net income of $5.6 million, compared to $8.4 million for the same period in 2013. The $2.8 million decrease in net income is primarily attributable to a decrease in gross profit associated with decreased production yields, decreased demand for soybean oil, and increased production and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2014, we had working capital, defined as current assets less current liabilities, of approximately $23.3 million, compared to working capital of approximately $18.0 million on June 30, 2013. Working capital increased between periods primarily due to an increase in net income. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

The following is a summary of our cash flow from operating, investing and financing activities for each of the six-month periods ended June 30, 2014 and 2013:

	2014	2013
Net cash from (used for) operating activities	$11,316,935	$(20,209,788)
Net cash from (used for) investing activities	(1,550,147)	(141,443)
Net cash from (used for) financing activities	(9,766,788)	20,058,407

Cash Flows from (Used for) Operations

The $31.5 million change in cash flows from (used for) operating activities is primarily attributed to a $14.6 million decrease in accrued commodity purchases during the six-month period ended June 30, 2014, compared to a $34.1 million increase during the same period in 2013. The large decrease in accrued commodity purchases in 2013 was the result of an increase in commodity prices. In addition, inventories decreased $16.3 million during the six-month period ended June 30, 2014, compared to $5.9 during the same period in 2013. The decrease in inventories in 2014 was largely due to our inability to store soybeans as long as usual due to the increased moisture levels.

Cash Flows Used For Investing Activities

The $1.4 million change in cash flows used for investing activities is due primarily to our receipt of $2.7 million from CHS in February 2013 for the retirement of previously declared patronage allocations, compared to only $0.1 million in 2014. Partially offsetting the decrease in retirement of patronage allocations is a $1.0 decrease in capital improvements. During the six months ended June 30, 2014, we spent $1.8 million on capital improvements, compared to $2.9 million during the same period in 2013.

Cash Flows Used For Financing Activities

The $29.8 million change in cash flows from (used for) financing activities is principally due to a decrease in amounts borrowed and an increase in distributions to members. During the six months ended June 30, 2014, borrowings increased $1.2 million, compared the $25.1 million during the same period in 2013 resulting from the large decrease in accrued commodity purchases. We distributed $11.0 million in cash to members during the six-month period ended June 30, 2014, compared to $5.1 million during the same period in 2013.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $10.3 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is reduced by $1.3 million every six months until the credit line’s maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $10.3 million and $3.1 million as of June 30, 2014 and December 31, 2013, respectively. There were no additional funds available to borrow under this loan as of June 30, 2014.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2015. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $40 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. The principal balance outstanding on the working capital loan is $3.4 million and $0 as of June 30, 2014 and December 31, 2013, respectively.  Under this loan, there was an additional $46.6 million in available funds to borrow as of June 30, 2014.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.16% and 3.18% as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, the interest rate on the seasonal loan is 2.91% and 2.93%, respectively. We were in compliance with all covenants and conditions under the loans as of June 30, 2014 and the date of this filing.

On August 5, 2014, we entered into an amendment of the Master Loan Agreement with CoBank, the terms of which affect our revolving long-term loan, seasonal loan, and covenants. Under the seasonal loan, the amount we may borrow is decreased from $50 million to $40 million until it matures on August 1, 2015. In addition, the amount we may distribute to members without the prior written consent of CoBank is increased from 50% to 75% of consolidated net income of the prior fiscal year. All other material items and conditions under the Master Loan Agreement and subsequent amendments remain the same following the amendment.

Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2% interest. This guarantee was converted into a direct debt obligation of ours on October 16, 2013, when we received the $964,070 in loan proceeds and assumed responsibility for the loan's annual principal and interest payments of $75,500 which began on June 1, 2014. The note payable matures on June 1, 2020.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are the rail car leases we use to distribute our products. We have a number of long-term leases for hopper rail cars and oil tank cars with GE Capital, Trinity Capital, FRS 1 and GATX Corporation. Total lease expenses under these arrangements are approximately $1.1 million for each of the six-month periods ended June 30, 2014 and 2013. Prior to August 1, 2013, the hopper rail cars earned mileage credit from the railroad through a sublease program, which totaled $0 and $0.9 million for the six-month periods ended June 30, 2014 and 2013, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $56,000 and $83,000 for the six-month periods ended June 30, 2014 and 2013, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We have a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement is for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provides for an annual minimum payment of $200,000 and expires on August 31, 2014. Expenses under this agreement were $366,000 and $617,000 for the six-month periods ended June 30, 2014 and 2013, respectively.

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

Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2014.

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

Item 1A. Risk Factors.

During the quarter ended June 30, 2014, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2013 Annual Report on Form 10-K.

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	August 12, 2014	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	August 12, 2014	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX TO
FORM 10-Q
OF SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amendment to Master Loan Agreement dated August 5, 2014
10.2	Monitored Revolving Credit Supplement dated August 5, 2014
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
____________________________________________________________________________

(1) Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-75804).
(2) Incorporated by reference from the same numbered exhibit to the issuer’s Form 8-K filed on June 19, 2014.
(3) Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-Q filed on August 14, 2002.
(4) Incorporated by reference from the same numbered exhibit to the issuer’s Registration Statement on Form S-4 (File No. 333-75804).