Form 10-Q
period 2014-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2014-11-10
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 10, 2014, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

South Dakota Soybean Processors, LLC
Condensed Consolidated Financial Statements
September 30, 2014 and 2013

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$11,510,810	$50
Trade accounts receivable	18,317,486	30,928,277
Inventories	27,533,899	64,798,457
Margin deposits	—	1,687,180
Assets of discontinued division	151,421	155,421
Prepaid expenses	899,305	1,531,877
Total current assets	58,412,921	99,101,262

Property and equipment	70,807,009	67,753,029
Less accumulated depreciation	(39,506,998)	(37,914,238)
Total property and equipment, net	31,300,011	29,838,791

Other assets
Investments in cooperatives	6,836,461	6,064,481
Notes receivable - members	—	145,707
Other intangible assets, net	4,829	6,278
Total other assets	6,841,290	6,216,466

Total assets	$96,554,222	$135,156,519

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$4,257,083	$12,369,865
Current maturities of long-term debt	57,246	51,359
Accounts payable	1,453,453	1,929,317
Member distributions payable	—	11,000,000
Accrued commodity purchases	27,506,054	54,673,312
Margin deposit deficit	2,810,531	—
Accrued expenses	1,956,084	3,313,309
Accrued interest	455,927	327,427
Deferred liabilities - current	567,031	858,468
Total current liabilities	39,063,409	84,523,057

Long-term liabilities
Long-term debt, less current maturities	844,478	4,036,356
Deferred liabilities, less current maturities	62,900	55,435
Total long-term liabilities	907,378	4,091,791

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at September 30, 2014 and December 31, 2013	56,583,435	46,541,671

Total liabilities and members' equity	$96,554,222	$135,156,519

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues	$118,489,094	$139,369,276	$333,586,864	$354,429,412

Cost of revenues:
Cost of product sold	100,675,489	120,321,924	285,374,186	303,510,222
Production	4,875,581	4,278,568	15,431,924	13,340,898
Freight and rail	7,807,310	7,254,752	20,905,512	20,894,917
Brokerage fees	185,375	159,673	484,951	474,721
Total cost of revenues	113,543,755	132,014,917	322,196,573	338,220,758

Gross profit	4,945,339	7,354,359	11,390,291	16,208,654

Operating expenses:
Administration	672,129	695,233	3,456,583	2,024,567

Operating income	4,273,210	6,659,126	7,933,708	14,184,087

Other income (expense):
Interest expense	(240,502)	(434,421)	(848,181)	(1,364,475)
Other non-operating income	419,710	352,365	1,440,075	1,050,383
Patronage dividend income	—	—	1,518,032	1,074,734
Total other income (expense)	179,208	(82,056)	2,109,926	760,642

Income from continuing operations before income taxes	4,452,418	6,577,070	10,043,634	14,944,729

Income tax expense	—	—	(1,870)	(1,000)

Income from continuing operations	4,452,418	6,577,070	10,041,764	14,943,729

Gain (loss) from discontinued operations	—	10,000	—	8,772

Net income	$4,452,418	$6,587,070	$10,041,764	$14,952,501

Basic and diluted earnings per capital unit:
Income from continuing operations	$0.15	$0.22	$0.33	$0.49
Loss from discontinued operations	—	—	—	—
Net income	$0.15	$0.22	$0.33	$0.49

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2014 and 2013

	2014	2013
Operating activities
Net income	$10,041,764	$14,952,501
Loss from discontinued operations	—	(8,772)
Income from continued operations	10,041,764	14,943,729
Charges and credits to net income from continuing operations not affecting cash:
Depreciation and amortization	1,602,271	1,438,592
Gain on sales of property and equipment	30,067	4,690
Non-cash patronage dividends	(896,799)	(591,099)
Change in current assets and liabilities	25,849,813	15,606,990
Net cash from operating activities of continuing operations	36,627,116	31,402,902
Net cash from operating activities of discontinued operations	500	11,563
Net cash from operating activities	36,627,616	31,414,465

Investing activities
Retirement of patronage dividends	124,819	2,724,450
Decrease in member loans	145,707	1,349
Proceeds from sales of property and equipment	52,500	1,500
Purchase of property and equipment	(3,144,609)	(4,616,180)
Net cash used for investing activities of continuing activities	(2,821,583)	(1,888,881)
Net cash from investing activities of discontinued activities	3,500	—
Net cash used for investing activities	(2,818,083)	(1,888,881)

Financing activities
Change in excess of outstanding checks over bank balances	(8,112,782)	—
Net proceeds (payments) from seasonal borrowings	—	(16,917,303)
Distributions to members	(11,000,000)	(5,076,105)
Decrease in subscriptions receivable	—	2,259
Proceeds from long-term debt	20,103,229	169,898
Principal payments on long-term debt	(23,289,220)	(4,949,855)
Net cash used for financing activities	(22,298,773)	(26,771,106)

Net change in cash and cash equivalents	11,510,760	2,754,478

Cash and cash equivalents, beginning of period	50	292,874

Cash and cash equivalents, end of period	$11,510,810	$3,047,352

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$719,681	$1,336,000

Income taxes	$10,730	$1,000

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2016.  Management has not yet assessed the impact, if any, of adopting this standard.

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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following table presents the aging analysis of trade receivables as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Past due:
Less than 30 days past due	$1,485,544	$3,344,540
31-90 days past due	83,150	571,697
Greater than 90 days past due	4	—
Total past due	1,568,698	3,916,237
Current	16,748,788	27,012,040

Totals	$18,317,486	$30,928,277

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	1,516,052	20,487
Additions (deductions)	(1,516,052)	(20,487)

Balances, end of period	$—	$—

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

Note 3 -           Inventories

The Company’s inventories of continued operations consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Finished goods	$41,468,829	$16,690,431
Raw materials	(14,240,310)	47,890,986
Supplies & miscellaneous	305,380	217,040

Totals	$27,533,899	$64,798,457

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. This market adjustment caused the raw materials to have a credit balance as of September 30, 2014. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 4 -         Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$4,785,158	$3,964,728
Class B Preferred Shares, 8% non-cumulative, convertible	575,000	575,000
CoBank	1,476,303	1,399,934
CHS (formerly Cenex Harvest States)	—	124,819

Totals	$6,836,461	$6,064,481

Note 5 -         Property and Equipment

The following is a summary of the Company's property and equipment at September 30, 2014 and December 31, 2013:

	2014			2013
	Cost	Accumulated Depreciation	Net	Net
Land	$443,816	$—	$443,816	$443,816
Land improvements	585,678	(144,775)	440,903	468,734
Buildings and improvements	16,650,380	(6,936,236)	9,714,144	9,925,143
Machinery and equipment	48,683,049	(31,643,518)	17,039,531	17,684,485
Company vehicles	74,895	(28,448)	46,447	55,793
Furniture and fixtures	1,381,634	(754,021)	627,613	436,172
Construction in progress	2,987,557	—	2,987,557	824,648

Totals	$70,807,009	$(39,506,998)	$31,300,011	$29,838,791

Depreciation of property and equipment of continued operations amounts to $1,600,822 and $1,437,143 for the nine months ended September 30, 2014 and 2013, respectively.

Note 6 -         Note Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank which expires August 1, 2015. Under this agreement, the Company may borrow up to $40 million to finance inventory and accounts receivable. Interest accrues at a variable rate (2.91% at September 30, 2014). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $0 and $0 at September 30, 2014 and December 31, 2013, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are $40.0 million as of September 30, 2014.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 7 -         Long-Term Debt

The following is a summary of the Company's long-term debt at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Revolving term loan from CoBank, interest at variable rates (3.16% and 3.18% at September 30, 2014 and December 31, 2013, respectively), secured by substantially all property and equipment. Loan matures March 20, 2018.	$—	$3,123,645
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	901,724	964,070
	901,724	4,087,715
Less current maturities	(57,246)	(51,359)

Totals	$844,478	$4,036,356

The Company entered into an agreement as of March 21, 2013 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $12,900,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2013 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $0 and $3,123,645 as of September 30, 2014 and December 31, 2013, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $9.0 million as of September 30, 2014.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of September 30, 2014.

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

The minimum principal payments on long-term debt obligations are as follows as of September 30, 2014:

For the twelve-month periods ending September 30:
2015	$57,246
2016	58,344
2017	59,558
2018	60,749
2019	665,827

Total	$901,724

Note 8 -        Member Distribution

On February 4, 2014, the Company’s Board of Managers approved a cash distribution of approximately $11.0 million, or 36.2¢ per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 6, 2014.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Prior to June 2014, the Company had been accruing member distributions payable due a provision in the Company's Operating Agreement requiring a minimum distribution of thirty percent (30%) of the previous year's net income. At the Company's Annual Meeting of Members held on June 17, 2014, the members approved a resolution eliminating the minimum distribution; therefore, the Company immediately ceased accruing any liability for member distributions. At September 30, 2014 and December 31, 2013, the Company had member distributions payable of $0 and $11,000,000, respectively.

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

As of September 30, 2014 and December 31, 2013, the value of the Company’s open futures, options and forward contracts was approximately $287,543 and $1,095,316, respectively.

		As of September 30, 2014
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$23,966,468	$23,657,719
Foreign exchange contracts	Current Assets	20,130	41,336

Totals		$23,986,598	$23,699,055

		As of December 31, 2013
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,091,939	$3,992,371
Foreign exchange contracts	Current Assets	10	4,262

Totals		$5,091,949	$3,996,633

During the three and nine-month periods ended September 30, 2014 and 2013, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Commodity contracts	$2,034,293	$2,339,846	$(2,104,794)	$2,253,310
Foreign exchange contracts	(9,429)	4,723	(16,897)	5,608

Totals	$2,024,864	$2,344,569	$(2,121,691)	$2,258,918

The Company recorded gains (losses) of $(2,121,691) and $2,258,918 in cost of goods sold related to its commodity derivative instruments for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2014 and December 31, 2013:

	Fair Value as of September 30, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$308,749	$26,727,344	$—	$27,036,093
Margin deposits	$(2,810,531)	$—	$—	$(2,810,531)
Assets of discontinued division	$—	$—	$151,421	$151,421

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$1,099,567	$63,068,391	$—	$64,167,958
Margin deposits	$1,687,180	$—	$—	$1,687,180
Assets of discontinued division	$—	$—	$155,421	$155,421

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

The following table presents the changes in Level 3 instruments measured on a recurring basis as of September 30, 2014 and December 31, 2013:

	2014	2013
Beginning balance	$155,421	$216,105
Purchases	—	—
Sales	(3,500)	(57,894)
Settlements	(500)	(21,577)
Net gains (losses) included in earnings	—	18,787

Ending balance	$151,421	$155,421

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

Segment information for the three and nine-month periods ended September 30, 2014 and 2013 are as follows:

	Soybean Processing	Polyurethane	Total
For the three months ended September 30, 2014:
Sales to external customers	$118,489,094	$—	$118,489,094
Intersegment sales	—	—	—
Depreciation and amortization	535,146	—	535,146
Interest expense	240,502	—	240,502
Segment profit (loss)	4,452,418	—	4,452,418
Expenditures for segment assets	1,323,936	—	1,323,936

For the three months ended September 30, 2013:
Sales to external customers	$139,369,276	$—	$139,369,276
Intersegment sales	—	—	—
Depreciation and amortization	484,138	—	484,138
Interest expense	434,421	—	434,421
Segment profit (loss)	6,577,070	10,000	6,587,070
Expenditures for segment assets	1,748,938	—	1,748,938

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Soybean Processing	Polyurethane	Total
For the nine months ended September 30, 2014:
Sales to external customers	$333,586,864	$—	$333,586,864
Intersegment sales	—	—	—
Depreciation and amortization	1,602,271	—	1,602,271
Interest expense	848,181	—	848,181
Segment income (loss)	10,041,764	—	10,041,764
Expenditures for segment assets	3,144,609	—	3,144,609

For the nine months ended September 30, 2013:
Sales to external customers	$354,429,412	$—	$354,429,412
Intersegment sales	—	—	—
Depreciation and amortization	1,438,592	—	1,438,592
Interest expense	1,364,475	—	1,364,475
Segment income (loss)	14,943,729	8,772	14,952,501
Expenditures for segment assets	4,616,180	—	4,616,180

Note 12 -       Commitments

As of September 30, 2014, the Company had unpaid commitments of approximately $115,000 for construction and acquisition of property and equipment, all of which expected to be incurred by December 2014.

Note 13 -       Subsequent Event

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and nine-month periods ended September 30, 2014, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2013.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

On September 11, 2014 the USDA confirmed the tightest U.S. carryout of soybeans in recent history at 130 million bushels. As a result of the tight soybean supply, the cash and futures market turned extremely volatile during the third quarter of 2014. The price of nearby soybean meal increased at a faster rate than soybeans, which in turn expanded board crush margins. During the last few weeks in August, the cash meal price increased further as a number of plants across the U.S. ran out of soybeans. This increase contributed favorably to our net income in August and September.
Despite the tight stocks situation, we were able to keep the plant running at capacity during most of the third quarter. In September, however, we reduced production until the arrival of new crop supplies.
Railroad transportation problems during the third quarter continued to strain operations. The rail line on which our facility is located was sold by the Canadian Pacific Railway (CP) in June 2014, but the new local railroad operator experienced problems in the transfer of our cars with the CP. This and other local issues, combined with other problems within the U.S. and Canadian network, translated into increased transit times for our fleet. The local railroad was able to provide additional meal rail cars to keep our soybean processing plant running at capacity during the third quarter; however, the slow transit times of our oil tanker cars did force us to slow down or shutdown our soybean oil refinery due to lack of equipment on numerous occasions. There has been some slight improvement recently but not enough to alleviate concerns. Unless the problems are further remedied, it could have an adverse effect on future sales.
Despite the tight supply, volatile markets, and railroad transportation issues, we effectively adjusted to these movements and generated a decent profit margin in the third quarter. In addition, we believe the fourth quarter looks promising. The weather during the third quarter was generally very good for crop development. In fact, the USDA is forecasting record soybean production for South Dakota. If the forecast is accurate, we should have an adequate supply of soybeans for the remainder of 2014 and into the third quarter of 2015.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2014 and 2013

	Quarter Ended September 30, 2014		Quarter Ended September 30, 2013
	$	% of Revenue	$	% of Revenue
Revenue	$118,489,094	100.0	$139,369,276	100.0
Cost of revenues	(113,543,755)	(95.8)	(132,014,917)	(94.7)
Operating expenses	(672,129)	(0.6)	(695,233)	(0.5)
Other income (expense)	179,208	0.2	(82,056)	(0.1)
Income tax expense	—	—	—	—
Income from continuing operations	4,452,418	3.8	6,577,070	4.7
Income (loss) from discontinued operations	—	—	10,000	—

Net income	$4,452,418	3.8	$6,587,070	4.7

Revenue – Consolidated revenue decreased $20.1 million, or 15.0%, for the three-month period ended September 30, 2014, compared to the same period in 2013. The decrease in revenues is primarily due to decreases in the average sales price of soybean meal and oil. Meal and oil prices decreased because of a reduction of soybean product exports caused by a large South American soybean crop, the strengthening of the U.S. dollar, and increased production of competing oilseeds such as canola and sunflowers.

Gross Profit/Loss – Gross profit decreased $2.4 million, or 32.8%, for the three-month period ended September 30, 2014, compared to the same period in 2013. The decrease is due to an increase in the moisture content of soybeans purchased and an increase in production costs. The locally-grown beans we received and processed in the third quarter of 2014 contained more moisture than in the same period of 2013, resulting in lower than historical production yields. In addition, production expenses increased $597,000, or 14.0%, due primarily to an increase in natural gas and maintenance costs. Cold temperatures in the U.S. during the winter and spring months caused natural gas prices to rise significantly in 2014. With the higher moisture content in soybeans, it required us to spend more on natural gas to dry the soybeans processed.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, decreased $23,000, or 3.3%, for the three-month period ended September 30, 2014, compared to the same period in 2013. The decrease is largely due to a decrease in personnel costs.

Interest Expense – Interest expense decreased $194,000, or 44.6%, during the three-month period ended September 30, 2014, compared to the same period in 2013. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the three-month period ended September 30, 2014 was approximately $12.4 million, compared to $33.6 million for the same period in 2013.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $67,000, or 19.1%, during the three-month period ended September 30, 2014, compared to the same period in 2013. The increase is primarily due a $30,000 gain on the sale of certain equipment in 2014.

Net Income/Loss – During the three-month period ended September 30, 2014, we generated a net income of $4.5 million, compared to $6.6 million for the same period in 2013. The $2.1 million decrease in net income is primarily attributable to a decrease in gross profit associated with decreased production yields and increased production expenses.

Comparison of the nine months ended September 30, 2014 and 2013

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	$	% of Revenue	$	% of Revenue
Revenue	$333,586,864	100.0	$354,429,412	100.0
Cost of revenues	(322,196,573)	(96.6)	(338,220,758)	(95.4)
Operating expenses	(3,456,583)	(1.0)	(2,024,567)	(0.6)
Other income (expense)	2,109,926	0.6	760,642	0.2
Income tax expense	(1,870)	—	(1,000)	—
Income from continuing operations	10,041,764	3.0	14,943,729	4.2
Income (loss) from discontinued operations	—	—	8,772	—

Net income	$10,041,764	3.0	$14,952,501	4.2

Revenue – Consolidated revenue decreased $20.8 million, or 5.9%, for the nine-month period ended September 30, 2014, compared to the same period in 2013. The decrease in revenues is primarily due to an 18% decrease in the sales price of soybean oil. The decrease in sales price of soybean oil is primarily due to a reduction of soybean oil exports and increased production of competing oilseeds such as canola and sunflowers.

Gross Profit/Loss – Gross profit decreased $4.8 million, or 29.7%, for the nine-month period ended September 30, 2014, compared to the same period in 2013. The decrease is due to an increase in moisture content of soybeans purchased and an increase in production costs. The locally-grown beans we received and processed in the first nine months of 2014 contained more moisture than the same period in 2013, resulting in lower than historical production yields. In addition, production expenses increased $2.1 million, or 15.7%, due primarily to an increase in natural gas costs. Cold temperatures throughout the U.S. during the winter and spring months caused natural gas prices to rise significantly in 2014. With the higher moisture content in soybeans, it required more energy to dry the soybeans before they could be processed.

Operating Expenses – Consolidated administrative expenses, including all selling, general and administrative expenses, increased $1.4 million for the nine-month period ended September 30, 2014, compared to the same period in 2013. The increase is due to the booking of a $1.5 million allowance for a potentially uncollectible account receivable in 2014, compared to $0 in the same period in 2013.

Interest Expense – Interest expense decreased $516,000, or 37.8%, during the nine months ended September 30, 2014, compared to the same period in 2013. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the nine-month period ended September 30, 2014 was approximately $21.5 million, compared to $40.3 million for the same period in 2013.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $833,000, or 39.2%, during the nine-month period ended September 30, 2014, compared to the same period in 2013. The increase is due primarily to increases in patronage allocations from our associated cooperatives, including CoBank and Minnesota Soybean Processors, and oil storage income. During the first nine months of 2014, patronage allocations totaled $1.5 million, compared to $1.1 million during the same period in 2013. In addition, our oil storage income arising from our issuance of warehouse receipts on CBOT soybean oil contracts increased $192,000, as we stored more oil on CBOT oil contracts during the nine-month period ended September 30, 2014, compared to the same period in 2013.

Net Income/Loss – During the nine months ended September 30, 2014, we generated a net income of $10.0 million, compared to $15.0 million for the same period in 2013. The $5.0 million decrease in net income is primarily attributable to a decrease in gross profit associated with decreased production yields, decreased demand for soybean oil, and increased production and operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2014, we had working capital, defined as current assets less current liabilities, of approximately $19.3 million, compared to working capital of approximately $24.5 million on September 30, 2013. Working capital decreased between periods primarily due to payments on long-term debt. Nevertheless, based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

The following is a summary of our cash flow from operating, investing and financing activities for each of the nine-month periods ended September 30, 2014 and 2013:

	2014	2013
Net cash from (used for) operating activities	$36,627,616	$31,414,465
Net cash from (used for) investing activities	(2,818,083)	(1,888,881)
Net cash from (used for) financing activities	(22,298,773)	(26,771,106)

Cash Flows from (Used for) Operations

The $5.2 million increase in cash flows from operating activities is primarily attributed to a $12.6 million decrease in accounts receivable during the nine-month period ended September 30, 2014, compared to a $0.4 million decrease during the same period in 2013. The large decrease in accounts receivable in 2014 was the result of a decrease in commodity prices.

Cash Flows Used For Investing Activities

The $0.9 million increase in cash flows used for investing activities is due primarily to our receipt of $2.7 million from CHS in February 2013 for the retirement of previously declared patronage allocations, compared to only $0.1 million in 2014. Partially offsetting the decrease in retirement of patronage allocations is a $1.5 decrease in capital improvements. During the nine months ended September 30, 2014, we spent $3.1 million on capital improvements, compared to $4.6 million during the same period in 2013.

Cash Flows Used For Financing Activities

The $4.5 million decrease in cash flows used for financing activities is principally due to a decrease in payments on borrowings. During the nine months ended September 30, 2014, borrowings decreased $11.3 million, compared the $21.7 million during the same period in 2013. Partially offsetting this decrease was an increase in distributions to members. We distributed $11.0 million in cash to members during the nine-month period ended September 30, 2014, compared to $5.1 million during the same period in 2013.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $9.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is reduced by $1.3 million every six months until the credit line’s maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $0 and $3.1 million as of September 30, 2014 and December 31, 2013, respectively. There were $9.0 million in additional funds available to borrow under this loan as of September 30, 2014.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2015. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $40 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the working capital loan as of September 30, 2014 and December 31, 2013.  Under this loan, there was an additional $40.0 million in available funds to borrow as of September 30, 2014.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.16% and 3.18% as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, the interest rate on the seasonal loan is 2.91% and 2.93%, respectively. We were in compliance with all covenants and conditions under the loans as of September 30, 2014 and the date of this filing.

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

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are the rail car leases we use to distribute our products. We have a number of long-term leases for hopper rail cars and oil tank cars with GE Capital, Trinity Capital, FRS 1 and GATX Corporation. Total lease expenses under these arrangements are approximately $1.8 million and $1.7 million for the nine-month periods ended June 30, 2014 and 2013, respectively. Prior to August 1, 2013, the hopper rail cars earned mileage credit from the railroad through a sublease program, which totaled $0 and $0.6 million for the nine-month periods ended September 30, 2014 and 2013, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $87,000 and $107,000 for the nine-month periods ended September 30, 2014 and 2013, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We had a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement, which expired on August 31, 2014, was for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provided for an annual minimum payment of $200,000. Expenses under this agreement were $368,000 and $924,000 for the nine-month periods ended September 30, 2014 and 2013, respectively.

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

Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2014.

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

Item 1A. Risk Factors.

During the quarter ended September 30, 2014, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2013 Annual Report on Form 10-K.

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 10, 2014	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 10, 2014	By	/s/ Mark Hyde
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