Form 10-K
period 2014-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2015-03-25
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
☐    Yes       ☒    No

The aggregate market value of the registrant’s common stock held by non-affiliates at June 30, 2014 was approximately $46,746,750. The aggregate market value was computed by reference to the last sales price during the registrant’s most recently completed second fiscal quarter.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Information Statement for 2015 Annual Meeting of Members.

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

PART I

Item 1. Business.

Overview

South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant and a soybean oil refinery in Volga, South Dakota. On December 19, 2014 we purchased a closed oilseed processing plant located approximately five miles east of Miller, South Dakota, which we plan to start up and begin processing in April 2015. From 2003 to 2011, we operated a bio-based polyurethane facility which we closed in 2011 due to poor financial performance. We are owned by approximately 2,200 members, most of whom reside in South Dakota and neighboring states and many of whom deliver and sell soybeans to our plant for processing.

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

We began producing crude soybean oil, soybean meal and soybean hulls in late 1996. Since then we have made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we acquired ownership and management control of Urethane Soy Systems Company (USSC), a company that produced and sold various soybean oil-based polyurethane products, only to close in December 2011 because of poor financial performance. In May 2011, we completed the construction and start-up of a deodorizer at our facility, which allows us to deodorize refined oil and sell the oil directly to customers in the food industry. In December 2014, we purchased an oilseed processing plant located near Miller, South Dakota, which is approximately 100 miles west of our main facility in Volga. While this newly acquired mechanical press plant will most likely operate on commodity soybeans for the majority of time, we expect to occasionally process identity-preserved soybeans, such as GMO-free and organic, as markets develop.

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

Soybean production is concentrated in the central U.S., Brazil, Argentina and China. In the 2014 harvest season, the U.S. produced approximately 3.97 billion bushels of soybeans, which is the largest on record and approximately 40% of estimated world production. The USDA estimates that approximately 52% of soybeans produced in the U.S. are processed domestically, 45% are exported as whole soybeans, and 3% are retained for seed and residual use. Historically, there has been an adequate supply of soybeans produced in South Dakota and upper Midwest for the soybean processing industry. In 2014, farm producers in South Dakota produced 219.7 million bushels of soybeans, ranking it eighth among the top producing states in the U.S. as set forth in the following table:

State	Production (bushels)
Illinois	552 million
Iowa	504 million
Minnesota	305 million
Indiana	296 million
Nebraska	284 million
Missouri	258 million
Ohio	244 million
South Dakota	220 million

Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Soybean meal is predominantly consumed by poultry and swine in the U.S. On average, exports of soybean meal account for 20% to 25% of total production.

Soybean oil refineries are also generally located close to processing plants. Oil is shipped throughout the U.S. and for export. The USDA estimates that approximately 70% of domestic oil production is used in food, feed and industrial applications, 25% in biodiesel production, and 10% is exported.

Soybean crushing and refining margins are cyclical, characteristic of a mature, competitive industry. While the price of soybeans may fluctuate substantially from year to year, the prices of meal and oil generally track that of soybeans, although not necessarily on a one-for-one basis; therefore, margins can be variable.

The soybean industry continues diligently to introduce soy-based products as bio-based substitutes for various petroleum-based products. These products include biodiesel, soy ink, lubricants, candles and plastics. Biodiesel, a substitute for standard, petroleum-based diesel fuel, experienced steady growth in the U.S. until 2008. But, between 2008 and 2010, the biodiesel market became stagnant due to overcapacity in the industry, price volatility in the petroleum oil market, and volatile input costs. In 2011, the biodiesel market began to grow again because of increased demand stemming from expansion of the Renewable Fuel Standard (RFS) program and resumption of the biodiesel blenders’ tax credit.

Products & Services

Soybean Processing

We process soybeans at our crushing plants to extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of a soybean bushel is processed and sold as soybean meal or hulls. The remaining percentage of the soybean is extracted as crude soybean oil. The crude soybean oil may be sold directly to customers, or we may process the crude into refined oil for future sale.

Polyurethane

Until December 2011, we produced a bio-based polyol called Soyol® which was used in industrial applications for the polyurethane industry. We sold Soyol® to USSC, our then wholly-owned subsidiary, which, in turn, marketed and sold Soyol® and polyurethane resin systems to customers. In December 2011, we closed USSC's operations because of poor financial performance, ultimately dissolving USSC on December 7, 2012.

Raw Materials and Suppliers

We purchase soybeans for processing from local soybean producers and elevators, of which there has been adequate supply. In 2014, producers in South Dakota grew and harvested approximately 220 million bushels, compared to 182 million in 2013, 141 million bushels in 2012, 150 million bushels in 2011, and 157 million bushels in 2010. Of this amount, we processed 28.2 million bushels in 2014, compared to 27.2 million in 2013, 26.2 million bushels in 2012, 24.4 million bushels in 2011, and 25.2 million bushels of soybeans in 2010. We estimate that an additional 4.0 million bushels will be processed annually once our new facility near Miller, South Dakota, becomes fully operational. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.

Utilities

Volga, South Dakota

We use natural gas and electricity to operate the crushing and refining plants in Volga, South Dakota. Natural gas is used in the boilers for processing heat and for drying soybeans. NorthWestern Corporation of Sioux Falls, South Dakota, provides for the delivery of natural gas to us on an interruptible basis. We are at risk to adverse price fluctuations in the natural gas market, but we have the capability to use fuel oil and biofuel as a backup for natural gas if delivery is interrupted or market conditions dictate. We also employ forward contracting to offset some of this risk. Our electricity is supplied by the City of Volga, South Dakota.

Miller, South Dakota

We will use electricity to operate the mechanical press plant in Miller, South Dakota, as natural gas distribution lines are not in the area. Our electricity will be provided by NorthWestern Corporation of Sioux Falls, South Dakota.

Employees

At our Volga, South Dakota location, we currently employ approximately 90 individuals, all but five of whom are full-time. We have no unions or other collective bargaining agreements.

We plan to hire an additional 14-15 individuals in spring of 2015 as we start up the facility in Miller, South Dakota.

Sales, Marketing and Customers

Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. The meal is primarily sold to customers in the local area (typically within 200 miles of our Volga facility), Western U.S., and Canada. Prior to the addition of our deodorizer in March 2011, we sold our oil primarily as crude soybean oil to various companies in the refining industry which typically process the oil for human consumption. Following the installation of a new deodorizer in March 2011, we began selling refined oil directly to the food industry for human consumption and to the biodiesel industry.

The table presented below represents the percentage of sales by quantity of product sold within various markets for 2014.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil
Local	38%	15%	23%
Other U.S. States	36%	85%	74%
Export	26%	—	3%

Over half of our products are shipped by rail, the service of which is provided by the Rapid City, Pierre & Eastern (RCP&E) rail line, with connections to the Burlington-Northern Santa Fe, Canadian Pacific (CP), and the Union Pacific rail lines. On June 1, 2014, our rail line was sold by CP to RCP&E, which is owned and operated by Genesee & Wyoming, Inc.

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

We currently operate the only soybean processing plant operating in South Dakota. We believe that our processing facility represents approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. We plan to maintain our competitive position in the market by producing high quality products and operating a highly efficient operation at the lowest possible cost, and adding value to our products. In May 2011 we completed construction of a soybean oil deodorizer. The deodorization unit allows us to further refine the soybean oil into a fully-refined salad oil. This gives us a greatly expanded customer base to which to market the oil, increasing our competitive position in the processing industry. On December 19, 2014, we purchased a mechanical press, oilseed processing plant near Miller, South Dakota. While we anticipate that plant will run on commodity soybeans the majority of time, we expect to occasionally process identity-preserved soybeans, such as GMO-free and organic, as markets develop.

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

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to the Securities Exchange Act of 1934, as amended, are filed with the SEC. These reports and other information filed by us with the SEC are available on the SEC website (www.sec.gov). The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Our website is at www.sdsbp.com.

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

We could be affected by higher than anticipated operating costs, including but not limited to increased prices for soybeans. In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the ongoing operation of our soybean processing and refining plants caused by a variety of factors, many of which are beyond our control. These cost increases could arise from an inadequate local supply of soybeans and resulting increased price that is not accompanied by an increase in the price for soybean oil and meal. Labor costs can also increase over time, particularly if there is any shortage of labor, or shortage of persons with the skills necessary to operate our facility. Adequacy and cost of electric and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail transportation may affect our profitability with respect to the transportation of soybean meal, oil and other products to our customers.

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

Our business is not diversified. Our success depends on our ability to profitably operate our soybean processing and soybean oil refining plants. We do not have any other lines of business or other sources of revenue if we are unable to operate our soybean processing and soybean oil refining plants. This lack of diversification may limit our ability to adapt to changing business conditions and could cause harm to our business.

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

Our profitability is influenced by the protein and moisture content of the soybeans in the local growing area. The northern portion of the western soybean belt, where our two soybean crushing plants are located, typically produces a lower protein soybean resulting in a lower protein soybean meal. Because lower protein soybean meal is sold at a lower price, we may not be able to operate as profitably as soybean processing plants in other parts of the country. If adverse weather conditions further reduce the protein content of the soybeans grown in our area, our business may be materially harmed because we will be required to sell our soybean meal at discounted prices to our customers.

In addition, the moisture content of the soybeans that are delivered to our plants also influences our profitability and the efficiency of our plant operations. Soybeans with high moisture content require more energy to dry them before they can be processed. While we may recover some of these extra energy costs by paying producers less for high moisture soybeans, these savings may not be sufficient to offset our additional operating expenses.

Because soybean processing and refining is energy intensive, our business will be materially harmed if energy prices increase substantially. Electricity prices have steadily increased the last few years, and natural gas prices have fluctuated historically. Currently, natural gas prices are at very low levels. If the trend in electricity prices continues, any significant increase in the price of natural gas will increase our energy costs and adversely affect our profitability and operating results. In addition, there are no natural gas distribution line near the newly-acquired oilseed processing plant near Miller, South Dakota, making electricity the only current source of energy at that facility.

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

Item 2. Properties.

We conduct our operations principally at our facility in Volga, South Dakota. We own the land, consisting of 106 acres, on which most of the infrastructure and physical properties rest. Our facilities consist of a soybean processing plant, a soybean oil refinery and deodorizer, a quality control laboratory, and administrative and operations buildings.

On December 19, 2014 we purchased another oilseed processing plant located approximately 100 miles west of our Volga, South Dakota, facility. We own the land, consisting of approximately 24 acres, on which the soybean processing plant and operations building rest. This facility is expected to begin processing in late-April 2015.

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

Item 4. Mine Safety Disclosures.

None.

Part II

Item 5. Market for Registrant's common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2015, the total number of Class A capital units outstanding is 30,419,000, all of which is owned and held by 2,185 members.

Trading Activity

Our capital units are not traded on an exchange or The NASDAQ Stock Market. Rather, our capital units are traded on a “qualified matching service” as defined by the publicly-traded partnership rules of the federal tax code. Under the qualified matching service, bids for capital units submitted by interested buyers and sellers are matched on the basis of rules and conditions set forth under the federal tax code and by us, all trades being subject to approval by our board of managers. Our qualified matching service is operated through www.AgStockTrade.com, an SEC-registered Alternative Trading Service owned and operated by Variable Investment Advisors, Inc., Sioux Falls, South Dakota, a registered broker-dealer with the SEC, FINRA, and various states. The following table contains historical information by quarter for the past two years regarding the trading of capital units through the qualified matching service:

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Traded
First Quarter 2013	$0.65	$0.75	$0.70	115,000
Second Quarter 2013	$0.72	$1.00	$0.84	50,000
Third Quarter 2013	$0.71	$0.73	$0.72	17,500
Fourth Quarter 2013	$0.74	$0.90	$0.82	26,500
First Quarter 2014	$1.50	$2.05	$1.79	120,750
Second Quarter 2014	$1.56	$1.78	$1.66	70,000
Third Quarter 2014	$1.40	$1.70	$1.48	20,000
Fourth Quarter 2014	$1.80	$1.90	$1.84	43,750

(1)	The qualified matching service prohibits firm bids; therefore, the prices reflect actual sale prices of the capital units.

Trading and Transfer Restrictions

As a limited liability company, we must strictly restrict transfers of our capital units in order to preserve our preferential single-level tax status at the member level. To preserve this, our operating agreement prohibits transfers other than through the procedures specified under our capital units transfer system, or CUTS, which may be amended from time to time by our board of managers. Under the CUTS, our capital units cannot be traded on any national securities exchange or in any over-the-counter market. Also, we do not permit the number of capital units traded through the qualified matching service on an annual basis to exceed 10% of our total issued and outstanding capital units. All transactions also must be approved by the board, which are generally approved if they fall within “safe harbors” contained in the rules of the federal tax code. Permitted transfers include transfers by gift or death, sales to qualified family members, and trades through the qualified matching service subject to the 10% restriction. Pursuant to our operating agreement, a minimum of 2,500 capital units is required to be owned by an individual for membership, and no member may own more than 1.5% of our total outstanding capital units.

Distributions

We paid cash distributions to our members of $5.1 million (16.7¢ per capital unit) and $11.0 million (36.2¢ per capital unit) in 2013 and 2014, respectively. On February 3, 2015, our board of managers approved a cash distribution of approximately $15.0 million (49.5¢ per capital unit). The distribution was issued to our members on or about February 5, 2015 in accordance with our operating agreement and distribution policy. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement. In addition, distributions are subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.

Item 6. Selected Financial Data.

The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Eide Bailly LLP.

	2014	2013	2012	2011	2010
Bushels processed	28,190,596	27,159,521	26,228,731	24,370,299	25,227,040
Statement of Operations Data:
Revenues	$434,842,176	$468,833,992	$411,985,913	$397,228,087	$285,189,823
Costs & expenses:
Cost of goods sold	(412,855,361)	(446,180,873)	(395,072,744)	(396,703,189)	(282,135,754)
Operating expenses	(4,338,147)	(2,884,760)	(2,415,460)	(2,307,650)	(2,620,355)
Operating profit (loss)	17,648,668	19,768,359	14,497,709	(1,782,752)	433,714
Non-operating income	3,494,460	3,079,755	2,171,884	2,735,725	2,624,280
Interest expense	(1,076,620)	(1,665,339)	(1,928,660)	(1,308,195)	(1,218,948)
Income tax expense	(1,870)	(1,000)	(1,000)	(300)	(100)
Income (loss) from continuing operations	20,064,638	21,181,775	14,739,933	(355,522)	1,838,946
Gain (loss) on discontinued operations	—	9,272	(236,800)	(3,592,800)	(2,333,579)
Net income (loss)	$20,064,638	$21,191,047	$14,503,133	$(3,948,322)	$(494,633)
Weighted average capital units outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net income (loss) per capital unit	$0.660	$0.697	$0.477	$(0.130)	$(0.016)
Balance Sheet Data:
Working capital	$21,909,558	$14,578,205	$13,253,429	$6,742,521	$11,281,789
Net property, plant & equipment	38,750,892	29,838,791	26,468,051	26,398,309	25,441,511
Total assets	117,137,344	135,156,519	141,045,236	90,107,428	102,363,554
Long-term obligations	896,260	4,091,791	11,726,213	14,247,972	13,936,366
Members’ equity	66,604,997	46,541,671	36,348,365	26,921,337	30,869,659
Other Data:
Capital expenditures	$10,981,737	$5,435,284	$1,854,226	$3,139,905	5,583,208
Impairment charges	$—	$—	$—	$637,318	$—

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

Overview and Executive Summary

We recorded a net income of $20.1 million for the year ended December 31, 2014. This result marks the third consecutive year of solid earnings. Strong product demand, especially in the soybean meal market, combined with lower natural gas and interest costs were key contributors to these results. The adoption of sound policy and decisions internally were other contributing factors. Our board of manager's policy of reinvesting in the company contributed to the overall goal. Following this policy from our board, our operations department focused on making effective improvements to the plant facility and operations, resulting in higher production, increased efficiencies, and superior product quality. The marketing and administration departments also successfully capitalized on certain market and risk-management opportunities, positioning the plant for improved margins overall.

Positioning for Growth and Market Diversification

On December 19, 2014, we purchased a processing plant located five miles east of Miller, South Dakota, and approximately 100 miles west of our existing facility. The facility's construction was completed in 2008, began operations in the fall of 2008, and closed in the fall of 2010. We purchased the assets from a group of banks who obtained ownership following a foreclosure sale. The plant is set up to process soybeans but is also capable of processing sunflowers.

The decision to purchase the Miller plant was driven in part by the growing demand for GMO-free and organic products. The facility is a small capacity and mechanical press plant, making it a good fit for these identity-preserved markets. While we anticipate the plant will operate on typical commodity soybeans the majority of the time, we expect to occasionally process identity-preserved GMO-free and organic soybeans as markets develop. Administration, management and marketing of the new plant will be done from our principal office in Volga, South Dakota.

Results of Operations

Comparison of Years Ended December 31, 2014 and 2013

	Year Ended December 31, 2014		Year Ended December 31, 2013
	$	% of Revenue	$	% of Revenue
Revenue	$434,842,176	100.0	$468,833,992	100.0
Cost of revenues	(412,855,361)	(94.9)	(446,180,873)	(95.2)
Operating expenses	(4,338,147)	(1.0)	(2,884,760)	(0.6)
Other income (expense)	2,417,840	0.6	1,414,416	0.3
Income tax expense	(1,870)	—	(1,000)	—
Income (loss) from continuing operations	20,064,638	4.6	21,181,775	4.5
Gain (loss) from discontinued operations	—	—	9,272	—
Net income (loss)	$20,064,638	4.6	$21,191,047	4.5

Revenue – Revenue decreased $34.0 million, or 7.3%, for the year ended December 31, 2014, compared to the same period in 2013. The decrease in revenues is primarily due to a 17% decrease in the sales price of soybean oil, which is the result of a reduction of soybean oil exports and increased production of competing oilseeds such as canola and sunflowers.

Gross Profit/Loss – Gross profit decreased $666,000, or 2.9%, during the year ended December 31, 2014, compared to the same period in 2013. The decrease is attributed to a $2.1 million increase in production costs which is due mainly to an increase in natural gas costs. Cold temperatures throughout the U.S. during the winter and spring months caused natural gas prices to rise significantly in 2014. Additionally, the locally-grown soybeans we received and processed in 2014 contained more moisture than the same period in 2013, thus requiring more energy to dry before processing.

Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $1.5 million, or 50.4%, for the year ended December 31, 2014, compared to 2013. The increase is due to the booking of a $1.5 million allowance for an uncollectible account receivable in 2014, compared to $0 in the same period in 2013.

Interest Expense – Interest expense decreased by $589,000, or 35.4%, for the year ended December 31, 2014, compared to 2013. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the year ended December 31, 2014 was approximately $16.5 million, compared to $31.0 million for the same period in 2013.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $415,000, or 13.5%, for the year ended December 31, 2014, compared to 2013. The increase is primarily due to an increase in patronage distributions from our associated cooperatives, including CoBank and Minnesota Soybean Processors. In 2014, patronage distributions totaled $1.6 million, compared to $1.2 million in 2013.

Net Income/Loss – During the year ended December 31, 2014, we generated a net income of $20.1 million, compared to $21.2 million during the same period in 2013. The $1.1 million decrease in net income is primarily due to increased production and operating expenses. The increased production and operating expenses is partially offset by decreased interest expense and increased non-operating income.

Comparison of Years Ended December 31, 2013 and 2012

	Year Ended December 31, 2013		Year Ended December 31, 2012
	$	% of Revenue	$	% of Revenue
Revenue	$468,833,992	100.0	$411,985,913	100.0
Cost of revenues	(446,180,873)	(95.2)	(395,072,744)	(95.9)
Operating expenses	(2,884,760)	(0.6)	(2,415,460)	(0.6)
Other income (expense)	1,414,416	0.3	243,224	0.1
Income tax expense	(1,000)	—	(1,000)	—
Income (loss) from continuing operations	21,181,775	4.5	14,739,933	3.6
Loss from discontinued operations	9,272	—	(236,800)	(0.1)
Net income (loss)	$21,191,047	4.5	$14,503,133	3.5

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

Gross Profit/Loss – Gross profit increased $5.7 million, or 33.9%, during the year ended December 31, 2013, compared to the same period in 2012. The increase is primarily attributed to improved soybean quality within our region and increased demand for soybean meal. While many U.S. soybean processors had been dealing with substandard soybean quality for most of 2013 due to drought, the locally-grown beans we received and processed through September were low in moisture, high in oil and protein content, and produced higher than historical yields. In addition, demand for soybean meal increased for the year ended December 31, 2013 because of record meal exports and increased demand from the domestic market. Demand for meal increased domestically because of a decrease in supply of distillers grains, a competing feed substitute for soybean meal. Partially offsetting this increase in gross profit is a $2.1 million increase in production costs for the year ended December 31, 2013, compared to 2012. Production costs increased due to increases in personnel costs, energy usage and prices, and maintenance costs.

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

Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $908,000, or 41.8%, for the year ended December 31, 2013, compared to 2012. The increase is primarily due to an increase in patronage distributions from our associated cooperatives, including CoBank and Minnesota Soybean Processors. In 2013, we received $1,169,000 in patronage distributions from these cooperatives, compared to $577,000 in 2012.

Income (Loss) from Discontinued Operations – In 2013, we generated a gain of $9,000 from discontinued operations, compared to a loss of $237,000 in 2012. The improvement is the result of our decision to discontinue and dissolve USSC, our former wholly owned subsidiary and polyurethane segment, in December 2012.

Net Income/Loss – We generated a consolidated net income of $21.2 million during the year ended December 31, 2013, compared to $14.5 million during the same period in 2012. The $6.7 million improvement in net income is primarily attributable to an increase in gross profit associated with improved soybean quality within our region and increased demand for soybean meal.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2014, we had working capital, defined as current assets less current liabilities, of approximately $21.9 million, compared to working capital of $14.6 million on December 31, 2013. Working capital increased between periods primarily due to net income. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

Comparison of the Years Ended December 31, 2014 and 2013

	2014	2013
Net cash from (used for) operating activities	$43,404,122	$22,136,230
Net cash used for investing activities	(10,655,211)	(2,695,485)
Net cash from (used for) financing activities	(22,005,015)	(19,733,569)

Cash Flows From (Used For) Operating Activities

The $21.3 million increase in cash flows from operating activities is primarily attributed to decreases in inventory and accounts receivable in 2014, compared to 2013. Our inventory decreased by $31.1 million in 2014, compared to $7.7 million during the same period in 2013. Accounts receivable decreased by $7.8 million in 2014, compared to a $0.3 million increase in 2013. Partially offsetting the decreases in inventories and accounts receivable is a $14.9 million decrease in accrued commodity purchases during 2014, compared to $7.7 million in 2013. The changes in inventories, accounts receivable and accrued commodity purchases resulted from a decrease in commodity prices.

Cash Flows from Investing Activity

Cash flows used for investing activities increased $8.0 million during the year ended December 31, 2014, compared to the same period in 2013. The increase is the result of $5.5 million of additional spending on capital improvements and a $2.6 million decrease in distributions received in 2014, compared to 2013. We spent $11.0 million on capital improvements in 2014, compared to $5.4 million during the same period in 2013. On December 19, 2014, we purchased an oilseed processing plant located approximately 100 miles west of our Volga, South Dakota facility. In 2014, we received a $125,000 distribution from CHS for the retirement of previous patronage allocations, compared to a $2.7 million distribution in 2013.

Cash Flows from Financing Activity

The $2.3 million increase in cash flows used for financing activities is principally due to an increase in distributions to members. We distributed $11.0 million in cash to members during the year ended December 31, 2014, compared to $5.1 million during the same period in 2013.

Comparison of the Years Ended December 31, 2013 and 2012

	2013	2012
Net cash from (used for) operating activities	$22,136,230	$(9,887,692)
Net cash used for investing activities	(2,695,485)	(1,745,104)
Net cash from (used for) financing activities	(19,733,569)	11,925,520

Cash Flows From (Used For) Operating Activities

The $32.0 million change in cash flows used for operating activities is primarily attributed to an increase in net income and a decrease in inventory in 2013, compared to 2012. During the year ended December 31, 2013, we reported net income of $21.2 million, compared to $14.5 million in 2012. In addition, our inventory decreased by $7.7 million in 2013, compared to an increase of $42.8 million during the same period in 2012. Partially offsetting the increase in net income and change in inventories is a $7.7 million decrease in accrued commodity purchases during 2013, compared to a $21.4 million increase in 2012. The changes in inventories and accrued commodity purchases resulted from our decision in the fall of 2012 to accumulate beans which we believed would become scarce due to a drought in the U.S.

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

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Following the amendments described below, we may borrow funds on this loan as needed up to the credit line maximum, or $15.5 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is reduced by $1.3 million every six months until the credit line’s maturity on September 20, 2020. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $0 and $3.1 million as of December 31, 2014 and 2013, respectively. Under this loan, $9.0 million was available to borrow as of December 31, 2014.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2015. The primary purpose of this loan is to finance inventory and receivables. Following the amendments described below, the maximum available to borrow under this credit line is $15 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the working capital loan as of December 31, 2014 and 2013. Under this loan, $40.0 million was available to borrow as of December 31, 2014.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.16% and 3.18% as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the interest rate on the seasonal loan is 2.91% and 2.93%, respectively. We were in compliance with all covenants and conditions under the loans as of December 31, 2014 and the date of this filing.

On January 9, 2015, we entered into an amendment of the Master Loan Agreement with CoBank, the terms of which affect our revolving term loan. The amount we may borrow under our revolving term loan was increased from $9.0 million to $15.5 million. The amount available for borrowing will continue to decrease by $1.3 million every six months until the loan's maturity, which was extended from March 20, 2018 to September 20, 2020. All other material items and conditions under the Master Loan Agreement and subsequent amendments remain the same following the amendment.

On March 19, 2015, we entered into an amendment of the Master Loan Agreement with CoBank, the terms of which affect our seasonal loan. Under the seasonal loan, the amount we may borrow is decreased from $40 million to $15 million until it matures on August 1, 2015. All other material items and conditions under the Master Loan Agreement and subsequent amendments remain the same following the amendment.

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

Capital Expenditures

We invested approximately $11.0 million in capital expenditures for property and equipment during the year ended December 31, 2014, compared to approximately $5.4 million in capital expenditures during the year ended December 31, 2013. In 2014, we purchased a small oilseed processing plant approximately five miles east of Miller, South Dakota, and made several other miscellaneous improvements to enhance the quality and efficiency of our soybean crushing facility and oil refinery in Volga, South Dakota. Depending on our profitability in 2015, we anticipate spending between $2.0 million and $5.0 million on capital improvements in 2015.  Our principal sources of funds are anticipated to be cash flows from operating activities.

Off Balance Sheet Financing Arrangements

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment.  Our most significant lease commitments are the rail car leases we use to distribute our products.  We have several long-term leases for hopper rail cars and oil tank cars with GE Capital, Trinity Capital, Flagship Rail Services and GATX Corporation. Total lease expense under these arrangements is approximately $2.4 million and $2.2 million for the years ended December 31, 2014 and 2013, respectively. Prior to August 1, 2013, the hopper rail cars earned mileage credit from the railroad through a sublease program, which totaled $0 and $0.8 million during the years ended December 31, 2014 and 2013, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $127,000 and $144,000 for the years ended December 31, 2014 and 2013, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We had a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement, which expired on August 31, 2014, was for the handling, storage and transportation of soybeans to and from H&I’s facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provided for an annual minimum payment of $200,000. Expenses under this agreement were $0.4 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively.

Contractual Obligations

The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$1,005,000	$76,000	$152,000	$152,000	$625,000

Operating Lease Obligations	10,616,000	2,491,000	4,127,000	2,486,000	1,512,000

Other Long-Term Liabilities (2)	52,000	12,000	—	—	40,000

Total	$11,673,000	$2,579,000	$4,279,000	$2,638,000	$2,177,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Consolidated Balance Sheet.

(2)	Represents obligations under our deferred compensation program, which is included on our Consolidated Balance Sheet, and under our Grain Storage and Transportation Agreement with H&I.

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

Item 8. Financial Statements and Supplementary Data.

Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2014, 2013 and 2012.

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

As of December 31, 2014, our management assessed our internal control over financial reporting in relation to criteria described in Internal Control- Integrated Framework (1992 version), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using those criteria, we concluded that, as of December 31, 2014, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.

This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

Item 9B. Other Information.

None.

PART III

Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to an Information Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2014).

Part IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:

(a)(1)    Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2014. The financial statements appear on page F-2 of this Report.

(2)     All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.

(3)    Exhibits - See Exhibit Index following the Signature Page to this report. The following exhibits constitute management agreements, compensatory plans, or arrangements: Exhibits 10.4.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	March 25, 2015	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 25, 2015		/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 25, 2015	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 25, 2015	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	March 25, 2015	By	/s/ Paul Barthel
Paul Barthel, Manager

Dated:	March 25, 2015	By	/s/ David Driessen
David Driessen, Manager

Dated:	March 25, 2015	By	/s/ Paul Dummer
Paul Dummer, Manager

Dated:	March 25, 2015	By	/s/ Wayne Enger
Wayne Enger, Manager

Dated:	March 25, 2015	By	/s/ Kent Howell
Kent Howell, Manager

Dated:	March 25, 2015	By	/s/ Jonathan Kleinjan
Jonathan Kleinjan

Dated:	March 25, 2015	By	/s/ Gary Kruggel
Gary Kruggel, Manager

Dated:	March 25, 2015	By	/s/ Robert Nelson
Robert Nelson, Manager

Dated:	March 25, 2015	By	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Dated:	March 25, 2015	By	/s/ Doyle Renaas
Doyle Renaas, Manager

Dated:	March 25, 2015	By	/s/ Randy Tauer
Randy Tauer, Manager

Dated:	March 25, 2015	By	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Dated:	March 25, 2015	/s/ Lyle Trautman
Lyle Trautman, Manager

Dated:	March 25, 2015	/s/ Ardon Wek
Ardon Wek, Manager

Dated:	March 25, 2015
Gary Wertish, Manager

EXHIBIT INDEX**

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization.		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated.		Exhibit 3.1(ii) to the Registrant’s Form 8-K filed on June 19, 2014.

3.1(iii)	Articles of Amendment to Articles of Organization.		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002.

4.1	Form of Class A Unit Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.1	Form of Mortgage and Security Agreement with CoBank dated October 2, 1995.		Exhibit 10.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.2	Track Lease Agreement with DM&E Railroad dated October 15, 1996.		Exhibit 10.10 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.3	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002. (File No. 333-75804)

10.4	Thomas Kersting Employment Agreement dated June 19, 2012.		Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on June 21, 2012.

10.5	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003.		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.6	Security Agreement with CoBank dated June 17, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.7	Master Loan Agreement with CoBank dated May 3, 2010.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2010.

10.8	Revolving Credit Supplement dated March 21, 2013		Exhibit 10.18 to the Registrant’s Form 10-K filed with the Commission on March 25, 2013.

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

10.9	Revolving Term Loan Supplement dated March 21, 2013.		Exhibit 10.17 to the Registrant’s Form 10-K filed with the Commission on March 25, 2013.

10.10	Amendment to Master Loan Agreement with CoBank dated July 23, 2013		Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on August 9, 2013.

10.11	Revolving Credit Supplement dated July 23, 2013.		Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on August 9, 2013.

10.12	Amendment to Master Loan Agreement with CoBank dated August 5, 2014		Exhibit 10.1 to the Registrant's Form 10Q filed with the Commission on August 12, 2014.

10.13	Revolving Credit Supplement dated August 5, 2014.		Exhibit 10.2 to the Registrant's Form 10-Q filed with the Commission on August 12, 2014.

10.14	Revolving Term Loan Supplement dated January 9, 2015.	X

10.15	Monitored Revolving Credit Supplement dated March 19, 2015	X

31.1	Rule13a-14(a)/15d-14(a) Certification by Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14 Certified by Chief Financial officer	X

32.1	Section 1350 Certification by Chief Executive Officer	X

32.2	Section 1350 Certification by Chief Financial Officer	X

** Documents can be found at www.sec.gov

South Dakota Soybean Processors, LLC

Consolidated Financial Statements

December 31, 2014, 2013, and 2012

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2014, 2013, and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC as of December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended December 31, 2014, 2013, and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 25, 2015

South Dakota Soybean Processors, LLC
Consolidated Balance Sheets
December 31, 2014 and 2013
___________________________________________________________________________________________________________________

	2014	2013
Assets
Current assets
Cash and cash equivalents	$10,743,946	$50
Trade accounts receivable	23,107,816	30,928,277
Inventories	33,688,242	64,798,457
Margin deposits	2,549,865	1,687,180
Assets of discontinued division	—	155,421
Prepaid expenses	1,455,776	1,531,877
Total current assets	71,545,645	99,101,262

Property and equipment	78,583,353	67,753,029
Less accumulated depreciation	(39,832,461)	(37,914,238)
Total property and equipment, net	38,750,892	29,838,791

Other assets
Investments in cooperatives	6,836,461	6,064,481
Notes receivable - members	—	145,707
Other intangible assets, net	4,346	6,278
Total other assets	6,840,807	6,216,466

Total assets	$117,137,344	$135,156,519

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$4,552,153	$12,369,865
Current maturities of long-term debt	57,246	51,359
Accounts payable	1,318,838	1,929,317
Member distributions payable	—	11,000,000
Accrued commodity purchases	39,747,857	54,673,312
Accrued expenses	2,638,130	3,313,309
Accrued interest	359,896	327,427
Deferred liabilities - current	961,967	858,468
Total current liabilities	49,636,087	84,523,057

Long-term liabilities
Long-term debt, less current maturities	844,478	4,036,356
Deferred liabilities	51,782	55,435
Total long-term liabilities	896,260	4,091,791

Commitments and contingencies

Members' equity Class A Units, no par value, 30,419,000 units issued and outstanding	66,604,997	46,541,671

Total liabilities and members' equity	$117,137,344	$135,156,519

 The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC
Consolidated Statements of Operations
For the Years Ended December 31, 2014, 2013, and 2012
___________________________________________________________________________________________________________________

	2014	2013	2012

Net revenues	$434,842,176	$468,833,992	$411,985,913

Cost of revenues:
Cost of product sold	362,027,780	399,246,411	353,641,110
Production	20,754,231	18,653,510	16,525,879
Freight and rail	29,387,801	27,647,077	24,390,748
Brokerage fees	685,549	633,875	515,007
Total cost of revenues	412,855,361	446,180,873	395,072,744

Gross profit	21,986,815	22,653,119	16,913,169

Operating expenses:
Administration	4,338,147	2,884,760	2,415,460
Operating income	17,648,668	19,768,359	14,497,709

Other income (expense):
Interest expense	(1,076,620)	(1,665,339)	(1,928,660)
Other non-operating income	1,930,428	1,910,684	1,595,156
Patronage dividend income	1,564,032	1,169,071	576,728
Total other income (expense)	2,417,840	1,414,416	243,224

Income from continuing operations before income taxes	20,066,508	21,182,775	14,740,933

Income tax expense	(1,870)	(1,000)	(1,000)

Income from continuing operations	20,064,638	21,181,775	14,739,933

Gain (loss) on discontinued operations	—	9,272	(236,800)

Net income	$20,064,638	$21,191,047	$14,503,133

Basic and diluted earnings (loss) per capital unit:
Income from continuing operations	$0.66	$0.70	$0.48
Income (loss) from discontinuing operations	—	—	(0.01)
Net income	$0.66	$0.70	$0.48

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC
Consolidated Statements of Changes in Members’ Equity
For the Years Ended December 31, 2014, 2013, and 2012
___________________________________________________________________________________________________________________

	Class A Units
	Units	Amount

Balances, January 1, 2012	30,419,000	$26,921,337

Net income	—	14,503,133

Distribution to members	—	(5,076,105)

Balances, December 31, 2012	30,419,000	36,348,365

Net income	—	21,191,047

Distribution to members	—	(11,000,000)

Decrease in subscriptions receivable	—	2,259

Balances, December 31, 2013	30,419,000	46,541,671

Net income	—	20,064,638

Distributions to members	—	(1,312)

Balances, December 31, 2014	30,419,000	$66,604,997

The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013, and 2012
___________________________________________________________________________________________________________________

	2014	2013	2012
Operating activities
Net income	$20,064,638	$21,191,047	$14,503,133
(Gain) loss from discontinued operations	—	(9,272)	236,800
Income from continued operations	20,064,638	21,181,775	14,739,933
Charges and credits to net income from continuing operations not affecting cash:
Depreciation and amortization	2,188,890	2,059,867	1,785,254
(Gain) loss on sales of property and equipment	(19,401)	(7,391)	1,161
Non-cash patronage dividends	(896,799)	(591,099)	(327,169)
Change in current assets and liabilities	22,065,294	(576,878)	(26,411,714)
Net cash from (used for) operating activities of continuing operations	43,402,622	22,066,274	(10,212,535)
Net cash from operating activities of discontinued operations	1,500	69,956	324,843
Net cash from (used for) operating activities	43,404,122	22,136,230	(9,887,692)

Investing activities
Retirement of patronage dividends	124,819	2,724,450	—
Decrease in member loans	145,707	1,349	619
Proceeds from sales of property and equipment	52,500	14,000	—
Purchase of property and equipment	(10,981,737)	(5,435,284)	(1,854,226)
Net cash used for investing activities of continued operations	(10,658,711)	(2,695,485)	(1,853,607)
Net cash from investing activities of discontinued operations	3,500	—	108,503
Net cash used for investing activities	(10,655,211)	(2,695,485)	(1,745,104)

Financing activities
Change in excess of outstanding checks over bank balances	(7,817,712)	12,369,865	(4,386,782)
Net (payments) proceeds from seasonal borrowings	—	(16,917,303)	16,917,303
Distributions to members	(11,001,312)	(5,076,105)	—
Decrease in subscriptions receivable	—	2,259	—
Proceeds from long-term debt	20,103,229	23,157,209	1,547,999
Principal payments on long-term debt	(23,289,220)	(33,269,494)	(2,153,000)
Net cash from (used for) financing activities	(22,005,015)	(19,733,569)	11,925,520

(continued on next page)

South Dakota Soybean Processors, LLC
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2014, 2013 and 2012
____________________________________________________________________________________________

	2014	2013	2012

Net change in cash and cash equivalents	10,743,896	(292,824)	292,724

Cash and cash equivalents, beginning of year	50	292,874	150

Cash and cash equivalents, end of year	$10,743,946	$50	$292,874

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1,044,151	$1,786,707	$1,758,531

Income taxes	$—	$—	$—

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

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Deferred revenue

The Company recognizes revenues as earned. Amounts billed in advance of the period in which service is rendered are recorded as a liability under “Deferred liabilities”.

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

Advertising costs

Advertising and promotion costs are expensed as incurred. The Company incurred $28,000, $26,000, and $12,000, of advertising costs on continuing operations in the years ended December 31, 2014, 2013, and 2012, respectively.

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

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Income taxes

As a limited liability company, the Company’s taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the financial statements.

The Company has evaluated the provisions of FASB ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes) for uncertain tax positions. As of December 31, 2014 and 2013, the unrecognized tax benefit accrual was zero.

The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

As of December 31, 2014, the book value of the Company’s net assets exceeds the tax basis of those assets by approximately $3.0 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2011.  We currently have no tax years under examination.

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

The following table presents the aging analysis of trade receivables as of December 31, 2014 and 2013:

	2014	2013
Past due:
Less than 30 days past due	$1,732,449	$3,344,540
31-90 days past due	454,172	571,697
Greater than 90 days past due	38,892	—
Total past due	2,225,513	3,916,237
Current	20,882,303	27,012,040
Totals	$23,107,816	$30,928,277

The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of December 31, 2014, 2013, and 2012:

	2014	2013	2012
Balances, beginning of year	$—	$—	$—
Amounts charged (credited) to costs and expenses	1,516,052	20,487	—
Additions (deductions)	(1,516,052)	(20,487)	—
Balances, end of year	$—	$—	$—

In general cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 3 - Inventories

The Company’s inventories consist of the following as of December 31,:

	2014	2013
Finished goods	$16,712,923	$16,690,431
Raw materials	16,695,668	47,890,986
Supplies & miscellaneous	279,651	217,040
Totals	$33,688,242	$64,798,457

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Note 4 - Margin Deposits

The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2014, the Company’s futures contracts all mature within 12 months.

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

Sales revenue from the polyurethane segment for the years ended December 31, 2014, 2013, and 2012 were $0, $2,239, and $457,748, respectively. During 2012, the Company sold the patents, other intellectual property, and property and equipment, incurring a loss on the sales totaling $(161,812). The gains (losses) from discontinued operations of this division were $0, $9,272, and $(236,800) for the years ended December 31, 2014, 2013, and 2012, respectively.

The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued division” and “Liabilities of discontinued division,” respectively, in the accompanying balance sheets at December 31, 2014 and 2013, and consist of the following:

	2014	2013
Assets of discontinued division:
Property and equipment, net	$—	$155,421
Total assets	$—	$155,421

	2014	2013
Liabilities of discontinued division:
Accounts payable	$—	$—
Accrued expenses	—	—
Total liabilities	$—	$—

In 2014, the Company decided to utilize the remaining assets of the discontinued division and reclassified them as property and equipment.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 6 - Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at December 31:

	2014	2013
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$4,785,158	$3,964,728
Class B Preferred Shares, 8% non-cumulative, convertible	575,000	575,000
CHS (formerly Cenex Harvest States)	—	124,819
CoBank	1,476,303	1,399,934
Totals	$6,836,461	$6,064,481

During the years ended December 31, 2014 and 2013, the Company received $124,819 and $2,724,450, respectively, from CHS for the retirement of previous retained patronage allocations.

Note 7 - Property and Equipment

The following is a summary of property and equipment at December 31:

	2014			2013
	Cost	Accumulated Depreciation	Net	Net
Land	$443,816	$—	$443,816	$443,816
Land improvements	785,243	(155,161)	630,082	468,734
Buildings and improvements	16,650,380	(7,039,828)	9,610,552	9,925,143
Machinery and equipment	51,014,244	(31,822,361)	19,191,883	17,684,485
Company vehicles	74,895	(31,563)	43,332	55,793
Furniture and fixtures	1,482,936	(783,548)	699,388	436,172
Construction in progress	8,131,839	—	8,131,839	824,648
Totals	$78,583,353	$(39,832,461)	$38,750,892	$29,838,791

Depreciation of property and equipment of continued operations amounts to $2,186,958, $2,057,935, and $1,783,322 for the years ended December 31, 2014, 2013, and 2012, respectively.

Note 8 - Other Intangible Assets

The following table provides information regarding the Company’s other intangible assets as of December 31, 2014 and 2013:

			Accumulated
Intangible Assets	Life	Cost	Amortization	Net
As of December 31, 2014:
Loan Origination Costs	10 years	$13,200	$(8,854)	$4,346
As of December 31, 2013:
Loan Origination Costs	10 years	$13,200	$(6,922)	$6,278

Amortization expense on the loan origination costs amounts to $1,932, $1,932, and $1,932 for the years ended December 31, 2014, 2013, and 2012, respectively.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Future amortization expense related to the loan origination costs is expected to be approximately:

For the years ending December 31:
2015	$1,932
2016	1,932
2017	482
2018	—
2019	—
Total	$4,346

Note 9 - Notes Payable - Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank which expires August 1, 2015. Prior to the amendments described in Note 20, the Company could borrow up to $40 million under this agreement to finance inventory and accounts receivable. Interest accrues at a variable rate (2.91% at December 31, 2014). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were no advances outstanding at December 31, 2014 and 2013. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $40,000,000 as of December 31, 2014.

Note 10 - Long-Term Debt

	2014	2013
Revolving term loan from CoBank, interest at variable rates (3.16% and 3.18% at December 31, 2014 and 2013, respectively), secured by substantially all property and equipment. Loan matures March 20, 2018.	$—	$3,123,645
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	901,724	964,070
	901,724	4,087,715
Less current maturities	(57,246)	(51,359)
Totals	$844,478	$4,036,356

The Company entered into an agreement as of March 21, 2013 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan discussed in Note 8. Prior to the amendment described in Note 20, CoBank agreed to make advances to the Company for up to $12,900,000 on the revolving term loan under the terms and conditions of the MLA. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting September 20, 2013 until maturity on March 20, 2018. The principal balance outstanding on the revolving term loan was $0 and $3,123,645 as of December 31, 2014 and 2013, respectively. There was $9.0 million of remaining commitments available to borrow on the revolving term loan as of December 31, 2014.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2014.

Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority $964,070 for purposes of making improvements to the railway infrastructure near the Company's soybean processing plant in Volga, South Dakota. In consideration of this secured loan, the Company agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus interest. This guarantee was converted into a direct obligation of the Company's on October 16, 2013, when the Company received the entire loan proceeds and assumed responsibility for paying the annual principal and interest payments.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

The minimum principal payments on long-term debt obligations are as follows as of December 31, 2014:

For the years ending December 31:
2015	$57,246
2016	58,344
2017	59,558
2018	60,749
2019	61,964
Thereafter	603,863
Total	$901,724

Note 11 - Employee Benefit Plans

The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of employees’ contributed earnings. The amounts charged to expense under continuing operations under this plan were approximately $116,000, $125,000, and $73,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company's Board of Managers approved payment of a profit-based incentive bonus to be awarded to eligible employees following the close of each fiscal year. The Board has allocated approximately 4.6% of profits over $2 million to fund this benefit. Individual amounts are based upon criteria determined by a formula that considers current pay, level of responsibility, and impact on profits of each position. The amounts charged to expense under continuing operations under this incentive were approximately $815,000, $911,000, and $574,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company has a deferred compensation plan for key employees. The Company shall pay the employees in five equal annual installments upon retirement. The future payments have been discounted at 8%. The amount recognized as expense (benefit) during the years ended December 31, 2014, 2013, and 2012 was $25,000, $10,000, $4,000, respectively. The Company made payments of approximately $11,827 for each of the years ended December 31, 2014, 2013, and 2012. Deferred compensation payable is $51,782 and $38,663 as of December 31, 2014 and 2013, respectively.

Note 12 - Commitments

The Company has operating leases for 253 rail cars from GE Capital. The leases require monthly payments of $101,291. The Company also leases 137 rail cars from Trinity Capital. This lease requires monthly payments of $74,529. The Company also leases 64 rail cars from Flagship Rail Services. This lease requires monthly payments of $27,200. The Company also leases 14 rail cars from GATX Corporation. This lease requires monthly payments of $9,380. The Company also leases 30 rail cars from American Railcar Leasing, Inc. This lease requires monthly payments of $27,200. The leases began between 1996 and 2015 and have terms ranging from 5-18 years. Lease expense for all rail cars was $2,377,908, $2,237,863, and $2,237,477 for the years ended December 31, 2014, 2013, and 2012, respectively. Prior to August 1, 2013, the Company generated revenues from the use of 317 of these rail cars on other railroads. Such revenues were $679, $760,201, and $1,535,316 for the years ended December 31, 2014, 2013, and 2012, respectively.

On September 1, 2011, the Company renewed a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (“H&I”). This agreement was for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland and Arlington, South Dakota, at established rates per bushel. The agreement provided for an annual minimum payment of $200,000. The agreement expired on August 31, 2014. Expenses under the agreements with H&I were $404,595, $1,474,568, and $1,258,806 for the years ended December 31, 2014, 2013, and 2012, respectively.

The Company also has a number of other operating leases for machinery and equipment. Rental expense for continuing operations under these other operating leases was $126,662, $144,344, and $183,771 for the years ended December 31, 2014, 2013, and 2012, respectively.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

The following is a schedule of future minimum payments required under these operating commitments.

	Rail Cars	Other	Total
Year ended December 31:
2015	$2,680,000	$62,000	$2,742,000
2016	2,534,000	50,000	2,584,000
2017	2,353,000	22,000	2,375,000
2018	1,688,000	10,000	1,698,000
2019	1,616,000	3,000	1,619,000
Thereafter	2,153,000	2,000	2,155,000
Totals	$13,024,000	$149,000	$13,173,000

Note 13 - Cash Flow Information

The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2014	2013	2012
(Increase) decrease in assets:
Trade accounts receivable	$7,820,461	$(332,115)	$(11,965,822)
Inventories	31,110,215	7,671,042	(42,755,845)
Margin account deposit	(862,685)	(62,615)	3,993,901
Prepaid expenses	76,101	(506,995)	(196,591)
	38,144,092	6,769,317	(50,924,357)

	2014	2013	2012
Increase (decrease) in liabilities:
Accounts payable	(610,479)	117,131	817,518
Accrued commodity purchases	(14,925,455)	(7,747,911)	21,358,570
Accrued expenses and interest	(642,710)	950,327	956,009
Deferred liabilities	99,846	(665,742)	1,380,546
	(16,078,798)	(7,346,195)	24,512,643

Totals	$22,065,294	$(576,878)	$(26,411,714)

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

As of December 31, 2014 and 2013, the value of the Company’s open futures, options and forward contracts was approximately $(1,870,229) and $1,095,316, respectively.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

		Amounts As of December 31, 2014
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$8,242,480	$10,057,448
Foreign exchange contracts	Current Assets	50,540	105,801
Totals		$8,293,020	$10,163,249

		Amounts As of December 31, 2013
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,091,939	$3,992,371
Foreign exchange contracts	Current Assets	10	4,262
Totals		$5,091,949	$3,996,633

During the years ended December 31, 2014, 2013, and 2012, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the Year Ending December 31:
	2014	2013	2012
Derivatives not designated as hedging instruments:
Commodity contracts	$(1,184,594)	$1,113,206	$5,802,562
Foreign exchange contracts	(8,573)	9,072	518
Totals	$(1,193,167)	$1,122,278	$5,803,080

The Company recorded gains (losses) of $(1,193,167), $1,122,278, and $5,803,080 in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2014, 2013, and 2012, respectively.

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

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2014 and 2013:

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,814,969)	$34,913,326	$—	$33,098,357
Margin deposits	$2,549,865	$—	$—	$2,549,865
Assets of discontinued division	$—	$—	$—	$—

	Fair Value as of December 31, 2013
	Level 1	Level 2	Level 3	Total
Financial Assets:
Inventory	$1,099,567	$63,068,391	$—	$64,167,958
Margin deposits	$1,687,180	$—	$—	$1,687,180
Assets of discontinued division	$—	$—	$155,421	$155,421

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

The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2014 and 2013.

	2014	2013
Beginning balance	$155,421	$216,105
Transfers	(150,421)	—
Sales	(5,000)	(57,894)
Settlements	—	(21,577)
Net gains (losses) included in earnings	—	18,787
Ending balance	$—	$155,421

Note 16 - Business Credit Risk and Concentrations

The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

receivables from continuing operations were $23,078,461 and $30,833,839 at December 31, 2014 and 2013, respectively.

Soybean meal sales accounted for approximately 63%, 58%, and 57% of total revenues from continuing operations for the years ended December 31, 2014, 2013, and 2012, respectively. Soybean oil sales represented approximately 33%, 38%, and 39% of total revenues for the years ended December 31, 2014, 2013, and 2012, respectively.

Net revenue by geographic area for the years ended December 31, 2014, 2013, and 2012 are as follows:

	2014	2013	2012
United States	$335,832,896	$395,581,058	$358,748,132
Canada	99,009,280	73,252,934	53,237,781
Totals	$434,842,176	$468,833,992	$411,985,913

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

On February 4, 2014, the Company's Board of Managers approved a cash distribution of approximately $11.0 million, or 36.2 cents per capital unit. The distribution was paid in accordance with the Company's operating agreement and distribution policy on February 6, 2014.

Prior to June 2014, the Company had been accruing member distributions payable due to a provision in the Company's Operating Agreement requiring a minimum distribution of thirty percent (30%) of the previous year's net income. At the Company's Annual Meeting of Members held on June 17, 2014, the members approved a resolution eliminating the minimum distribution; therefore, the Company immediately ceased accruing any liability for member distributions. At December 31, 2014 and 2013, the Company had member distributions payable of $0.0 million and $11.0 million, respectively.

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

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Segment information for the years ended December 31, 2014, 2013, and 2012 are as follows:

	Soybean Processing	Polyurethane	Total
For the Year Ended December 31, 2014:
Sales to external customers	$434,842,176	$—	$434,842,176
Intersegment sales	—	—	—
Depreciation and amortization	2,188,890	—	2,188,890
Interest expense	1,076,620	—	1,076,620
Segment profit (loss)	20,064,638	—	20,064,638
Segment assets	117,137,344	—	117,137,344
Expenditures for segment assets	10,981,737	—	10,981,737

For the Year Ended December 31, 2013:
Sales to external customers	$468,833,992	$2,239	$468,836,231
Intersegment sales	—	—	—
Depreciation and amortization	2,059,867	—	2,059,867
Interest expense	1,665,339	—	1,665,339
Segment profit (loss)	21,181,775	9,272	21,191,047
Segment assets	135,001,098	155,421	135,156,519
Expenditures for segment assets	5,435,284	—	5,435,284

For the Year Ended December 31, 2012:
Sales to external customers	$411,985,913	$457,748	$412,443,661
Intersegment sales	—	—	—
Depreciation and amortization	1,785,254	—	1,785,254
Interest expense	1,928,660	—	1,928,660
Segment profit (loss)	14,739,933	(236,800)	14,503,133
Segment assets	140,829,131	216,105	141,045,236
Expenditures for segment assets	1,854,226	—	1,854,226

Note 20 - Subsequent Events

Except for the events listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

On January 9, 2015, the Company entered into an amendment of the Master Loan Agreement with CoBank, the terms of which affect the revolving term loan. Under the revolving term loan, which is to provide working capital and funding for capital expenditures, the amount the Company may borrow is increased from $9.0 million to $15.5 million. The amount available for borrowing will continue to decrease by $1.3 million every six months until the loan's maturity, which is extended from March 20, 2018 to September 20, 2020. All other material items and conditions under the Master Loan Agreement and subsequent amendments remain unchanged following this amendment.

On February 3, 2015, the Company’s Board of Managers declared a cash distribution to its members of approximately $15.0 million. The distribution was issued and paid to members in accordance with the Company's operating agreement and distribution policy on February 5, 2015.

On March 19, 2015, the Company entered into an amendment of the Master Loan Agreement with CoBank, the terms of which affect the seasonal loan. Under the seasonal loan, the maximum amount the Company may borrow is decreased from $40 million to $15 million until it matures on August 1, 2015. All other material items and conditions under the Master Loan Agreement and subsequent amendments remain the same following this amendment.