Form 10-Q
period 2015-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2015-05-13
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 13, 2015, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

South Dakota Soybean Processors, LLC
Condensed Financial Statements
March 31, 2015 and 2014

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$74,810	$10,743,946
Trade accounts receivable, less allowance for uncollectible accounts of $16,404 and $0 at March 31, 2015 and December 31, 2014, respectively	19,972,044	23,107,816
Inventories	28,117,505	33,688,242
Margin deposits	2,461,722	2,549,865
Prepaid expenses	1,284,617	1,455,776
Total current assets	51,910,698	71,545,645

Property and equipment	79,654,217	78,583,353
Less accumulated depreciation	(40,422,710)	(39,832,461)
Total property and equipment, net	39,231,507	38,750,892

Other assets
Investments in cooperatives	6,300,008	6,836,461
Other intangible assets, net	9,713	4,346
Total other assets	6,309,721	6,840,807

Total assets	$97,451,926	$117,137,344

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$2,912,562	$4,552,153
Current maturities of long-term debt	57,246	57,246
Accounts payable	2,135,256	1,318,838
Accrued commodity purchases	19,448,997	39,747,857
Accrued expenses	2,045,361	2,638,130
Accrued interest	299,084	359,896
Deferred liabilities - current	819,236	961,967
Total current liabilities	27,717,742	49,636,087

Long-term liabilities
Long-term debt, less current maturities	10,726,054	844,478
Deferred liabilities, less current maturities	9,686	51,782
Total long-term liabilities	10,735,740	896,260

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at March 31, 2015 and December 31, 2014	58,998,444	66,604,997

Total liabilities and members' equity	$97,451,926	$117,137,344

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2015 and 2014

	2015	2014

Net revenues	$99,007,604	$101,270,828

Cost of revenues:
Cost of product sold	78,804,782	86,333,181
Production	5,270,187	5,285,471
Freight and rail	7,696,470	6,701,354
Brokerage fees	125,955	138,465
Total cost of revenues	91,897,394	98,458,471

Gross profit	7,110,210	2,812,357

Operating expenses:
Administration	721,971	2,157,468

Operating income	6,388,239	654,889

Other income (expense):
Interest expense	(157,463)	(303,696)
Other non-operating income	395,354	516,173
Patronage dividend income	815,798	1,518,032
Total other income (expense)	1,053,689	1,730,509

Net income	$7,441,928	$2,385,398

Basic and diluted earnings per capital unit	$0.24	$0.08

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2015 and 2014

	2015	2014
Operating activities
Net income	$7,441,928	$2,385,398
Charges and credits to net income from continuing operations not affecting cash:
Depreciation and amortization	591,381	543,595
Non-cash patronage dividends	—	(896,799)
Change in current assets and liabilities	(11,355,039)	(16,120,594)
Net cash used for operating activities	(3,321,730)	(14,088,400)

Investing activities
Retirement of patronage dividends	—	124,819
Proceeds from sale of investments	536,453	—
Decrease in member loans	—	145,707
Purchase of property and equipment	(1,070,863)	(456,001)
Net cash used for investing activities	(534,410)	(185,475)

Financing activities
Change in excess of outstanding checks over bank balances	(1,639,591)	(10,056,378)
Net proceeds (payments) from seasonal borrowings	—	28,202,992
Distributions to members	(15,048,481)	(11,000,000)
Payments for debt issue costs	(6,500)	—
Proceeds from long-term debt	24,691,691	14,726,031
Principal payments on long-term debt	(14,810,115)	(7,549,676)
Net cash from (used for) financing activities	(6,812,996)	14,322,969

Net change in cash and cash equivalents	(10,669,136)	49,094

Cash and cash equivalents, beginning of period	10,743,946	50

Cash and cash equivalents, end of period	$74,810	$49,144

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$218,275	$283,151

Income taxes	$—	$—

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 1 -         Principal Activity and Significant Accounting Policies

The unaudited condensed financial statements contained herein have been prepared pursuant to the rules and regulations of the Securities Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although South Dakota Soybean Processors, LLC (the “Company”, “LLC”, “we”, “our”, or “us”) believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The balance sheet data as of December 31, 2014 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2015.

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2018.  Management has not yet assessed the impact, if any, of adopting this standard.

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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents the aging analysis of trade receivables as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Past due:
Less than 30 days past due	$3,794,818	$1,732,449
30-60 days past due	110,561	430,672
60-90 days past due	—	23,500
Greater than 90 days past due	16,551	38,892
Total past due	3,921,930	2,225,513
Current	16,050,114	20,882,303

Totals	$19,972,044	$23,107,816

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	16,404	1,516,052
Additions (deductions)	—	(1,516,052)

Balances, end of period	$16,404	$—

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

Note 3 -           Inventories

The Company’s inventories consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Finished goods	$13,171,719	$16,712,923
Raw materials	14,666,135	16,695,668
Supplies & miscellaneous	279,651	279,651

Totals	$28,117,505	$33,688,242

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 4 -         Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$4,785,158	$4,785,158
Class B Preferred Shares, 8% non-cumulative, convertible	—	575,000
CoBank	1,514,850	1,476,303

Totals	$6,300,008	$6,836,461

Note 5 -         Property and Equipment

The following is a summary of the Company's property and equipment at March 31, 2015 and December 31, 2014:

	2015			2014
	Cost	Accumulated Depreciation	Net	Net
Land	$443,816	$—	$443,816	$443,816
Land improvements	785,243	(167,764)	617,479	630,082
Buildings and improvements	16,650,380	(7,142,947)	9,507,433	9,610,552
Machinery and equipment	51,020,418	(32,264,033)	18,756,385	19,191,883
Company vehicles	90,918	(35,261)	55,657	43,332
Furniture and fixtures	1,482,936	(812,705)	670,231	699,388
Construction in progress	9,180,506	—	9,180,506	8,131,839

Totals	$79,654,217	$(40,422,710)	$39,231,507	$38,750,892

Depreciation of property and equipment was $590,338 and $543,112 for the three months ended March 31, 2015 and 2014, respectively.

Note 6 -         Note Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank which expires August 1, 2015. Under this agreement, the Company may borrow up to $15 million to finance inventory and accounts receivable. Interest accrues at a variable rate (2.93% at March 31, 2015). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $0 and $0 at March 31, 2015 and December 31, 2014, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are $15.0 million as of March 31, 2015.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 7 -         Long-Term Debt

The following is a summary of the Company's long-term debt at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Revolving term loan from CoBank, interest at variable rates (3.18% and 3.16% at March 31, 2015 and December 31, 2014, respectively), secured by substantially all property and equipment. Loan matures September 20, 2020.	$9,881,576	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	901,724	901,724
	10,783,300	901,724
Less current maturities	(57,246)	(57,246)

Totals	$10,726,054	$844,478

The Company entered into an agreement as of January 9, 2015 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $15,500,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting March 20, 2015 until maturity on September 20, 2020. The principal balance outstanding on the revolving term loan was $9,881,576 and $0 as of March 31, 2015 and December 31, 2014, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $4.3 million as of March 31, 2015.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2015.

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

The minimum principal payments on long-term debt obligations are as follows as of March 31, 2015:

For the twelve-month periods ending March 31:
2016	$57,246
2017	939,920
2018	2,659,558
2019	2,660,749
2020	3,265,827
Thereafter	1,200,000

Total	$10,783,300

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 8 -        Member Distribution

On February 3, 2015, the Company’s Board of Managers approved a cash distribution of approximately $15.0 million, or 49.5¢ per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 5, 2015.

Note 9 -         Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded in inventory on the Company’s condensed balance sheets at fair value as discussed in Note 10, Fair Value of Financial Instruments.

As of March 31, 2015 and December 31, 2014, the value of the Company’s open futures, options and forward contracts was approximately $373,127 and $(1,870,229), respectively.

		As of March 31, 2015
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,493,107	$5,049,408
Foreign exchange contracts	Current Assets	82,883	153,455

Totals		$5,575,990	$5,202,863

		As of December 31, 2014
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$8,242,480	$10,057,448
Foreign exchange contracts	Current Assets	50,540	105,801

Totals		$8,293,020	$10,163,249

During the three-month periods ended March 31, 2015 and 2014, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months March 31,
	2015	2014
Derivatives not designated as hedging instruments:
Commodity contracts	$2,198,975	$(3,653,363)
Foreign exchange contracts	91,889	9,846

Totals	$2,290,864	$(3,643,517)

The Company recorded gains (losses) of $2,290,864 and $(3,643,517) in cost of goods sold related to its commodity derivative instruments for the three-month periods ended March 31, 2015 and 2014, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2015 and December 31, 2014:

	Fair Value as of March 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$443,699	$27,185,513	$—	$27,629,212
Margin deposits	$2,461,722	$—	$—	$2,461,722

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,814,969)	$34,913,326	$—	$33,098,357
Margin deposits	$2,549,865	$—	$—	$2,549,865

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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents the changes in Level 3 instruments measured on a recurring basis as of March 31, 2015 and December 31, 2014:

	2015	2014
Beginning balance	$—	$155,421
Transfers	—	(150,421)
Sales	—	(5,000)
Settlements	—	—
Net gains (losses) included in earnings	—	—

Ending balance	$—	$—

Note 11 -       Subsequent Event

We evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2015, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2014.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

We recorded a net income of $7.4 million for the first quarter of 2015, which represents our best first quarter performance ever. A rain-delayed harvest in the eastern belt of the U.S., combined with record fourth quarter export sales of soybean meal, resulted in a tight meal supply in the fall of 2014. This tightness carried over into the first quarter of 2015 which in turn kept processing margins at elevated levels. We capitalized on these elevated margins during the first quarter by maintaining an adequate supply of soybeans and processing soybeans at historically high volumes.
Although we are pleased with our first quarter, we are cautious about the remainder of 2015. The USDA Grain Stocks Report released on March 1, 2015 has indicated that South Dakota had an additional supply of 5.8 million soybean bushels compared to 2014. While this increase was expected due to the increased production in 2014, one noticeable change was the difference in bushels between the “on farm” and “off farm” positions, a representative table of which is located below. The large amount “on farm” indicates a large ownership of bushels at the producer level compared to March 2014. While this may be beneficial to SDSP from a procurement stand point during the year, it may hinder our efforts to obtain soybeans during the second quarter as farmers are typically preoccupied during the spring planting period. All this may contribute to higher soybean costs in the spring and lower margins for the second quarter.

(in 000s)	On Farm	Off Farm	Total
2014	14,500	34,975	49,475
2015	28,500	26,799	55,299

Change	14,000	(8,176)	5,824
In addition, strong processing margins during the first quarter encouraged historically high industry crush rates for the first quarter. Yet, as U.S. meal demand from livestock producers is satisfied and the meal export business moves seasonally to South America in the next few months, processing margins in the U.S., including ours, may experience additional downward pressure.

RESULTS OF OPERATIONS

Comparison of the three months ended March 31, 2015 and 2014

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	$	% of Revenue	$	% of Revenue
Revenue	$99,007,604	100.0	$101,270,828	100.0
Cost of revenues	(91,897,394)	(92.8)	(98,458,471)	(97.2)
Operating expenses	(721,971)	(0.7)	(2,157,468)	(2.1)
Other income (expense)	1,053,689	1.1	1,730,509	1.7
Income tax expense	—	—	—	—

Net income	$7,441,928	7.5	$2,385,398	2.4

Revenue – Revenue decreased $2.3 million, or 2.2%, for the three-month period ended March 31, 2015, compared to the same period in 2014. The decrease in revenues is primarily due to a 20% decrease in the sales price of all our soybean products (meal, oil and hulls). The decrease in sales price is primarily due to an increase in the supply of soybeans resulting from an improved crop harvest last fall. Partially offsetting the decrease in sales price is a 4% increase in the quantity of soybeans harvested during the first quarter of 2015, compared to the same period in 2014, which increased the sales volume of our soybean products.

Gross Profit/Loss – Gross profit increased $4.3 million, or 153%, for the three-month period ended March 31, 2015, compared to the same period in 2014. The increase is due to a very strong export demand and a tight supply of soybean meal. Last fall's soybean harvest throughout most of the U.S. was delayed due to rain. This delay caused many U.S. soybean processors to fall behind on meal shipments. The rain, however, avoided our operations during harvest, which allowed us to capitalize on meeting other customers' needs.

Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $1.4 million for the three-month period ended March 31, 2015, compared to the same period in 2014. The decrease is due to accruing a $1.5 million allowance for a potentially uncollectible account receivable in 2014, compared to $0 in the same period in 2015.

Interest Expense – Interest expense decreased $146,000, or 48.2%, during the three months ended March 31, 2015, compared to the same period in 2014. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the three-month period ended March 31, 2015 was approximately $7.2 million, compared to $29.2 million for the same period in 2014.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $823,000, or 40.5%, during the three-month period ended March 31, 2015, compared to the same period in 2014. The decrease is due primarily to decreases in patronage allocations from our associated cooperatives, including CoBank and Minnesota Soybean Processors. During the first three months of 2015, patronage allocations totaled $0.8 million, compared to $1.5 million during the same period in 2014.

Net Income/Loss – During the three months ended March 31, 2015, we generated a net income of $7.4 million, compared to $2.4 million for the same period in 2014. The $5.0 million increase in net income is primarily attributable to an increase in gross profit associated with improved margins and increased production, and a decrease in operating and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2015, we had working capital, defined as current assets less current liabilities, of approximately $24.2 million, compared to working capital of approximately $20.3 million on March 31, 2014. Working capital increased between periods primarily due to an increase in net income. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

The following is a summary of our cash flow from operating, investing and financing activities for each of the three-month periods ended March 31, 2015 and 2014:

	2015	2014
Net cash used for operating activities	$(3,321,730)	$(14,088,400)
Net cash used for investing activities	(534,410)	(185,475)
Net cash from (used for) financing activities	(6,812,996)	14,322,969

Cash Flows Used for Operations

The $10.8 million decrease in cash flows used for operating activities is primarily attributed to a $20.3 million decrease in accrued commodity purchases during the three-month period ended March 31, 2015, compared to a $28.7 million decrease during the same period in 2014. The smaller decrease in accrued commodity purchases is the result of a drop in commodity prices due to a large U.S. soybean harvest in the fall of 2014.

Cash Flows Used For Investing Activities

The $0.3 million increase in cash flows used for investing activities is due to a $0.6 million increase on capital improvements during the quarter ended March 31, 2015, compared to the same period in 2014. On December 19, 2014, we purchased a small soybean processing plant near Miller, South Dakota, and made some improvements and other modifications to that facility during the first quarter of 2015 as we prepare to start up the new facility during the second quarter.

Cash Flows From (Used For) Financing Activities

The $21.1 million change in cash flows from (used for) financing activities is principally due to a decrease in proceeds from short-term borrowings and an increase in distributions to members. During the three months ended March 31, 2015, there were no short-term borrowings, compared the $28.2 million during the same period in 2014. We distributed a record $15.0 million in cash to members during the three-month period ended March 31, 2015, compared to $11.0 million during the same period in 2014.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $14.2 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line is reduced by $1.3 million every six months until the credit line’s maturity on March 20, 2018. The final payment at maturity is equal to the remaining unpaid principal balance of the loan. We pay a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $9.9 million and $0 as of March 31, 2015 and December 31, 2014, respectively. There were $4.3 million in additional funds available to borrow under this loan as of March 31, 2015.

The second credit line is a revolving working capital (seasonal) loan that matures on August 1, 2015. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $15 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.25% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the working capital loan as of March 31, 2015 and December 31, 2014.  Under this loan, there was an additional $15.0 million in available funds to borrow as of March 31, 2015.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.18% and 3.16% as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015 and December

31, 2014, the interest rate on the seasonal loan is 2.93% and 2.91%, respectively. We were in compliance with all covenants and conditions under the loans as of March 31, 2015 and the date of this filing.

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

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for the rail cars we use to distribute our products. We have a number of long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, FRS 1, GATX Corporation, GE Capital, and Trinity Capital. Total lease expenses under these arrangements are approximately $619,000 and $552,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $50,000 and $26,000 for the three-month periods ended March 31, 2015 and 2014, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We had a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement, which expired on August 31, 2014, was for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provided for an annual minimum payment of $200,000. Expenses under this agreement were $0 and $246,000 for the three-month periods ended March 31, 2015 and 2014, respectively.

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

Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2015.

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

Item 1A. Risk Factors.

During the quarter ended March 31, 2015, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2014 Annual Report on Form 10-K.

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	May 13, 2015	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 13, 2015	By	/s/ Mark Hyde
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