Form 10-Q
period 2015-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2015-08-14
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 13, 2015, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

South Dakota Soybean Processors, LLC
Condensed Financial Statements
June 30, 2015 and 2014

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$4,216,527	$10,743,946
Trade accounts receivable, less allowance for uncollectible accounts of $360,000 and $0 at June 30, 2015 and December 31, 2014, respectively	20,449,030	23,107,816
Inventories	17,085,118	33,688,242
Margin deposits	4,665,884	2,549,865
Prepaid expenses	1,222,991	1,455,776
Total current assets	47,639,550	71,545,645

Property and equipment	81,482,228	78,583,353
Less accumulated depreciation	(41,023,926)	(39,832,461)
Total property and equipment, net	40,458,302	38,750,892

Other assets
Investments in cooperatives	6,300,008	6,836,461
Other intangible assets, net	8,580	4,346
Total other assets	6,308,588	6,840,807

Total assets	$94,406,440	$117,137,344

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$7,519,186	$4,552,153
Current maturities of long-term debt	58,344	57,246
Accounts payable	1,973,605	1,318,838
Accrued commodity purchases	20,685,703	39,747,857
Accrued expenses	1,918,399	2,638,130
Accrued interest	331,552	359,896
Deferred liabilities - current	581,893	961,967
Total current liabilities	33,068,682	49,636,087

Long-term liabilities
Long-term debt, less current maturities	787,096	844,478
Deferred liabilities, less current maturities	10,107	51,782
Total long-term liabilities	797,203	896,260

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at June 30, 2015 and December 31, 2014	60,540,555	66,604,997

Total liabilities and members' equity	$94,406,440	$117,137,344

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2015 and 2014

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues	$90,365,391	113,826,942	$189,372,995	$215,097,770

Cost of revenues:
Cost of product sold	74,846,118	98,365,516	153,650,900	184,698,697
Production	5,176,491	5,270,872	10,446,678	10,556,343
Freight and rail	7,746,495	6,396,848	15,442,965	13,098,202
Brokerage fees	166,703	161,111	292,658	299,576
Total cost of revenues	87,935,807	110,194,347	179,833,201	208,652,818

Gross profit	2,429,584	3,632,595	9,539,794	6,444,952

Operating expenses:
Administration	1,081,421	626,986	1,803,392	2,784,454

Operating income	1,348,163	3,005,609	7,736,402	3,660,498

Other income (expense):
Interest expense	(130,410)	(303,983)	(287,873)	(607,679)
Other non-operating income	324,928	504,192	720,282	1,020,365
Patronage dividend income	—	—	815,798	1,518,032
Total other income (expense)	194,518	200,209	1,248,207	1,930,718

Income from continuing operations before income taxes	1,542,681	3,205,818	8,984,609	5,591,216

Income tax expense	(570)	(1,870)	(570)	(1,870)

Net income	$1,542,111	3,203,948	$8,984,039	$5,589,346

Basic and diluted earnings per capital unit	$0.05	$0.11	$0.30	$0.18

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended Ended June 30, 2015 and 2014

	2015	2014
Operating activities
Net income	$8,984,039	$5,589,346
Charges and credits to net income from continuing operations not affecting cash:
Depreciation and amortization	1,193,731	1,067,125
Non-cash patronage dividends	—	(896,799)
Change in current assets and liabilities	(2,198,535)	5,556,963
Net cash from operating activities of continuing operations	7,979,235	11,316,635
Net cash from operating activities of discontinued operations	—	300
Net cash used for operating activities	7,979,235	11,316,935

Investing activities
Retirement of patronage dividends	—	124,819
Proceeds from sale of investments	536,453	—
Decrease in member loans	—	145,707
Purchase of property and equipment	(2,898,875)	(1,820,673)
Net cash used for investing activities	(2,362,422)	(1,550,147)

Financing activities
Change in excess of outstanding checks over bank balances	2,967,033	(9,304,986)
Net proceeds (payments) from seasonal borrowings	—	3,424,189
Distributions to members	(15,048,481)	(11,000,000)
Payments for debt issue costs	(6,500)	—
Proceeds from long-term debt	43,988,711	14,726,031
Principal payments on long-term debt	(44,044,995)	(7,612,022)
Net cash used for financing activities	(12,144,232)	(9,766,788)

Net change in cash and cash equivalents	(6,527,419)	—

Cash and cash equivalents, beginning of period	10,743,946	50

Cash and cash equivalents, end of period	$4,216,527	$50

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$316,217	$563,938

Income taxes	$400	$10,730

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

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2018.

The FASB issued ASU No. 2015-03 (Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs), which is effective for annual reporting periods beginning after December 15, 2015.  Management has not yet assessed the impact, if any, of adopting this standard.

The FASB issued ASU No. 2015-11 (Inventory: Simplifying the Measurement of Inventory), which is effective for annual reporting periods beginning after December 15, 2016.  Management has not yet assessed the impact, if any, of adopting this standard.

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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents the aging analysis of trade receivables as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Past due:
Less than 30 days past due	$3,965,300	$1,732,449
30-60 days past due	232,858	430,672
60-90 days past due	11,854	23,500
Greater than 90 days past due	1,722	38,892
Total past due	4,211,734	2,225,513
Current	16,597,296	20,882,303

Totals	$20,809,030	$23,107,816

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	376,404	1,516,052
Additions (deductions)	(16,404)	(1,516,052)

Balances, end of period	$360,000	$—

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

Note 3 -           Inventories

The Company’s inventories consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Finished goods	$(2,256,333)	$16,712,923
Raw materials	19,061,800	16,695,668
Supplies & miscellaneous	279,651	279,651

Totals	$17,085,118	$33,688,242

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. This market adjustment caused the finished goods to have a credit balance as of June 30, 2015. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 4 -         Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$4,785,158	$4,785,158
Class B Preferred Shares, 8% non-cumulative, convertible	—	575,000
CoBank	1,514,850	1,476,303

Totals	$6,300,008	$6,836,461

Note 5 -         Property and Equipment

The following is a summary of the Company's property and equipment at June 30, 2015 and December 31, 2014:

	2015			2014
	Cost	Accumulated Depreciation	Net	Net
Land	$443,816	$—	$443,816	$443,816
Land improvements	785,243	(180,368)	604,875	630,082
Buildings and improvements	16,650,380	(7,246,065)	9,404,315	9,610,552
Machinery and equipment	51,306,953	(32,715,147)	18,591,806	19,191,883
Company vehicles	127,965	(40,485)	87,480	43,332
Furniture and fixtures	1,482,936	(841,861)	641,075	699,388
Construction in progress	10,684,935	—	10,684,935	8,131,839

Totals	$81,482,228	$(41,023,926)	$40,458,302	$38,750,892

Depreciation of property and equipment was $1,191,465 and $1,066,159 for the six months ended June 30, 2015 and 2014, respectively.

Note 6 -         Note Payable – Seasonal Loan

Prior to the amendment described in Note 11, the Company has entered into a revolving credit agreement with CoBank which expires August 1, 2015. Under this agreement, the Company may borrow up to $15 million to finance inventory and accounts receivable. Interest accrues at a variable rate (2.94% at June 30, 2015). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $0 and $0 at June 30, 2015 and December 31, 2014, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are $15.0 million as of June 30, 2015.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 7 -         Long-Term Debt

The following is a summary of the Company's long-term debt at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Revolving term loan from CoBank, interest at variable rates (3.19% and 3.16% at June 30, 2015 and December 31, 2014, respectively), secured by substantially all property and equipment. Loan matures September 20, 2020.	$—	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	845,440	901,724
	845,440	901,724
Less current maturities	(58,344)	(57,246)

Totals	$787,096	$844,478

Prior to the amendments described in Note 11, the Company entered into an agreement as of January 9, 2015 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term loan and the seasonal loan. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $15,500,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,300,000 every six months starting March 20, 2015 until maturity on September 20, 2020. The principal balance outstanding on the revolving term loan was $0 and $0 as of June 30, 2015 and December 31, 2014, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $14.2 million as of June 30, 2015.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of June 30, 2015.

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

The minimum principal payments on long-term debt obligations are as follows as of June 30, 2015:

For the twelve-month periods ending June 30:
2016	$58,344
2017	59,558
2018	60,749
2019	61,964
2020	604,825

Total	$845,440

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

As of June 30, 2015 and December 31, 2014, the value of the Company’s open futures, options and forward contracts was approximately $(3,413,144) and $(1,870,229), respectively.

		As of June 30, 2015
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$10,109,841	$13,465,624
Foreign exchange contracts	Current Assets	19,487	76,848

Totals		$10,129,328	$13,542,472

		As of December 31, 2014
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$8,242,480	$10,057,448
Foreign exchange contracts	Current Assets	50,540	105,801

Totals		$8,293,020	$10,163,249

During the three and six-month periods ended June 30, 2015 and 2014, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Commodity contracts	$(4,311,214)	$(485,725)	$(2,112,239)	$(4,139,088)
Foreign exchange contracts	55,210	(17,313)	147,099	(7,467)

Totals	$(4,256,004)	$(503,038)	$(1,965,140)	$(4,146,555)

The Company recorded gains (losses) of $(1,965,140) and $(4,146,555) in cost of goods sold related to its commodity derivative instruments for the six-month periods ended June 30, 2015 and 2014, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2015 and December 31, 2014:

	Fair Value as of June 30, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(2,256,333)	$19,061,800	$—	$16,805,467
Margin deposits	$4,665,884	$—	$—	$4,665,884

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,814,969)	$34,913,326	$—	$33,098,357
Margin deposits	$2,549,865	$—	$—	$2,549,865

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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents the changes in Level 3 instruments measured on a recurring basis as of June 30, 2015 and December 31, 2014:

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

On July 15, 2015, the Company entered into an amendment of the Master Loan Agreement with CoBank, the terms of which affect the seasonal and revolving term loans. Under the seasonal loan, the amount that the Company may borrow is reduced from $15 million to $1 million until October 1, 2015, increases back to $15 million until May 1, 2016, at which time it returns to $1 million until the loan matures on September 30, 2016. In addition, the interest rate on the seasonal loan is decreased by 0.50%. Under the revolving term loan, the amount the Company may borrow is decreased from $14.2 million to $10 million. Beginning on March 20, 2017, the amount available for borrowing will decrease by $1.25 million every six months until the loan's maturity on September 20, 2020. In addition, the variable interest rate on the revolving term loan is decreased by 0.50%. All other material items and conditions under the Master Loan Agreement and subsequent amendments remain unchanged following this amendment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and six-month periods ended June 30, 2015, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2014.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

We recorded strong profits again in the second quarter of 2015, increasing our net income for the year to $8.98 million despite a record soybean crush rate in the U.S. and a large South American crop. A strong domestic demand for soybean meal drove those strong margins. We anticipate third quarter margins to perform equally well. While fourth quarter margins certainly appear favorable at this time, margins will be dependent on this fall’s local crop yields and quality. Our strong balance sheet and financial performance provided added benefits, assisting with our renegotiating of our loan agreements to a more favorable interest rate and reduction in fees.
Miller plant moving closer to identity-preserved production
On April 30, 2015, we successfully started processing soybeans at our recently acquired facility near Miller, South Dakota. We continue to learn more about operating this particular plant, which is a small-capacity, solvent-free, mechanical press plant - unlike our other facility in Volga, South Dakota. These characteristics make the Miller facility much more suitable for not only producing a higher-fat soybean meal product but also identity-preserved products for the organic and GMO-free markets.
Needless to say, we are pleased with where we are in the process. We continue to train our operators as we get ready to transition to identity-preserved production. We are currently in the application process to receive the separate certifications for production of both organic and GMO-free soybean meal. We expect to receive these certifications sometime in September. At that time we will transition the plant to make runs of identity-preserved soybeans.
In the meantime we are searching out markets for the identity-preserved soybean meal we plan to produce. These products are utilized primarily in organic or GMO-free eggs, pork, turkey, chickens and dairy. We have received a good response from potential customers, and demand exists in both the domestic and export markets. While the organic market’s rapid growth has slowed somewhat, the GMO-free sector is experiencing sizable growth.

RESULTS OF OPERATIONS

Comparison of the three months ended June 30, 2015 and 2014

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	$	% of Revenue	$	% of Revenue
Revenue	$90,365,391	100.0	$113,826,942	100.0
Cost of revenues	(87,935,807)	(97.3)	(110,194,347)	(96.8)
Operating expenses	(1,081,421)	(1.2)	(626,986)	(0.6)
Other income (expense)	194,518	0.2	200,209	0.2
Income tax expense	(570)	—	(1,870)	—

Net income	$1,542,111	1.7	$3,203,948	2.8

Revenue – Revenue decreased $23.5 million, or 20.6%, for the three-month period ended June 30, 2015, compared to the same period in 2014. The decrease in revenues is primarily due to a 25% decrease in the sales price of all our soybean products (meal, oil and hulls). The decrease in sales price is primarily due to an increase in the supply of soybeans resulting from an improved harvest last fall. Partially offsetting the decrease in sales price is a 16% increase in the quantity of soybeans harvested during the second quarter of 2015, compared to the same period in 2014, which increased the sales volume of our soybean products. The increase in production is due mostly to timing of our annual plant shutdown to perform required maintenance. In 2014, this annual shutdown was performed during the second quarter; however, the 2015 shutdown is scheduled for the third quarter (August).

Gross Profit/Loss – Gross profit decreased $1.2 million, or 33.1%, for the three-month period ended June 30, 2015, compared to the same period in 2014. While margins remained very high during the second quarter of 2015, the market value of our hedges to minimize future risk in commodity prices deteriorated during 2015 as those contracts were not as lucrative as current prices indicated. Margins remained high due to a very strong export demand and a tight supply of soybean meal. The tight supply resulted from last fall's soybean harvest which was delayed due to rain throughout most of the U.S. This delay caused many U.S. soybean processors to fall behind on meal shipments. Fortunately, the rain avoided our operations during harvest, which has allowed us to capitalize on meeting other customers' needs.

Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $454,000 for the three-month period ended June 30, 2015, compared to the same period in 2014. The increase is primarily due to accruing a $360,000 allowance for a potentially uncollectible account receivable during the second quarter of 2015, compared to $0 in the same period in 2014.

Interest Expense – Interest expense decreased $174,000, or 57.1%, during the three months ended June 30, 2015, compared to the same period in 2014. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the three-month period ended June 30, 2015 was approximately $3.4 million, compared to $23.4 million for the same period in 2014.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $179,000, or 35.6%, during the three-month period ended June 30, 2015, compared to the same period in 2014. The decrease is due primarily to a decrease in the quantity of crude soybean oil stored for the Chicago Board of Trade (CBOT) during the three months ended June 30, 2015, compared to the same period in 2014.

Net Income/Loss – During the three months ended June 30, 2015, we generated a net income of $1.5 million, compared to $3.2 million for the same period in 2014. The $1.7 million decrease in net income is primarily attributable to a decrease in gross profit associated with deterioration in market value of our forward commodity contracts and increased operating expenses.

Comparison of the six months ended June 30, 2015 and 2014

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	$	% of Revenue	$	% of Revenue
Revenue	$189,372,995	100.0	$215,097,770	100.0
Cost of revenues	(179,833,201)	(95.0)	(208,652,818)	(97.0)
Operating expenses	(1,803,392)	(1.0)	(2,784,454)	(1.3)
Other income (expense)	1,248,207	0.7	1,930,718	0.9
Income tax expense	(570)	—	(1,870)	—

Net income	$8,984,039	4.7	$5,589,346	2.6

Revenue – Revenue decreased $25.7 million, or 12.0%, for the six-month period ended June 30, 2015, compared to the same period in 2014. The decrease in revenues is primarily due to a 20% decrease in the sales price of all our soybean products (meal, oil and hulls). The decrease in sales price is primarily due to an increase in the supply of soybeans resulting from an improved crop harvest last fall. Partially offsetting the decrease in sales price is a 10% increase in the quantity of soybeans harvested during the first six months of 2015, compared to the same period in 2014, which correspondingly increased the sales volume of our soybean products.

Gross Profit/Loss – Gross profit increased $3.1 million, or 48.0%, for the six-months ended June 30, 2015, compared to the same period in 2014. The increase is due to a very strong export demand and a tight supply of soybean meal. The tight supply resulted from last fall's soybean harvest, which was delayed due to rain throughout most of the U.S. This delay caused many U.S. soybean processors to fall behind on meal shipments. Fortunately, the rain avoided our operations during harvest, which allowed us to capitalize on meeting other customers' needs.

Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $1.0 million for the six-month period ended June 30, 2015, compared to the same period in 2014. The decrease is due to accruing a $1.5 million allowance for a potentially uncollectible account receivable in 2014, compared to $0.4 in the same period in 2015.

Interest Expense – Interest expense decreased $320,000, or 52.6%, during the six months ended June 30, 2015, compared to the same period in 2014. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the six-month period ended June 30, 2015 was approximately $5.2 million, compared to $26.2 million for the same period in 2014.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $1.0 million, or 39.5%, during the six-month period ended June 30, 2015, compared to the same period in 2014. The decrease is due primarily to decreases in patronage allocations from our associated cooperatives, including CoBank and Minnesota Soybean Processors, and the quantity of crude soybean oil stored for the CBOT. During the first six months of 2015, patronage allocations totaled $0.8 million, compared to $1.5 million during the same period in 2014.

Net Income/Loss – During the six-month period ended June 30, 2015, we generated a net income of $9.0 million, compared to $5.6 million for the same period in 2014. The $3.4 million increase in net income is primarily attributable to an increase in gross profit associated with improved margins and increased production, and decreases in operating and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2015, we had working capital, defined as current assets less current liabilities, of approximately $14.6 million, compared to working capital of approximately $23.3 million on June 30, 2014. Working capital decreased between periods primarily due to $12.1 million in purchases of property and equipment, a $7.8 million reduction of long-term borrowings, and a $15.0 million distribution to members. The decrease in working capital is partially offset by an increase in net income. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

The following is a summary of our cash flow from operating, investing and financing activities for each of the six-month periods ended June 30, 2015 and 2014:

	2015	2014
Net cash from (used for) operating activities	$7,979,235	$11,316,935
Net cash from (used for) investing activities	(2,362,422)	(1,550,147)
Net cash from (used for) financing activities	(12,144,232)	(9,766,788)

Cash Flows From (Used for) Operations

The $3.3 million decrease in cash flows from operating activities is primarily attributed to a $19.1 million decrease in accrued commodity purchases during the six-month period ended June 30, 2015, compared to a $14.6 million decrease during the same period in 2014. The smaller decrease in accrued commodity purchases is the result of a drop in commodity prices due to a large U.S. soybean harvest in the fall of 2014.

Cash Flows From (Used For) Investing Activities

The $0.8 million increase in cash flows used for investing activities is due to a $1.1 million increase on capital improvements during the six-month period ended June 30, 2015, compared to the same period in 2014. On December 19, 2014, we purchased a small soybean processing plant near Miller, South Dakota, and made some improvements and other modifications to that facility during the first two quarters of 2015 as we prepared to start up the new facility on April 30, 2015.

Cash Flows From (Used For) Financing Activities

The $2.4 million increase in cash flows used for financing activities is principally due to an increase in distributions to members. We distributed a record $15.0 million in cash to members during the six-month period ended June 30, 2015, compared to $11.0 million during the same period in 2014.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Following the amendments described below, we may borrow funds on this loan as needed up to the credit line maximum, or $10.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. Beginning on March 20, 2017, the available credit line is reduced by $1.25 million every six months until the credit line’s maturity on September 20, 2020. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $0 as of June 30, 2015 and December 31, 2014, respectively. There were $14.2 million in additional funds available to borrow under this loan as of June 30, 2015.

The second credit line is a revolving working capital (seasonal) loan that, following the amendments described below, matures on September 30, 2016. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $1 million until October 1, 2015, increases to $15 million until May 1, 2016, at which time it returns to $1 million until the maturity date. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the seasonal loan as of June 30, 2015 and December 31, 2014.  Under this loan, there was an additional $15.0 million in available funds to borrow as of June 30, 2015.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.19% and 3.16% as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the interest rate on the seasonal loan is 2.94% and 2.91%, respectively. We were in compliance with all covenants and conditions under the loans as of June 30, 2015 and the date of this filing.

On July 15, 2015 we entered into an amendment of the Master Loan Agreement with CoBank, the terms of which affect both our seasonal and revolving term loans. Under the revolving term loan, the amount we may borrow was decreased from $14.2 million to $10.0 million. Beginning on March 20, 2017, the amount available for borrowing is decreased by $1.25 million every six months until the loan's maturity on September 20, 2020. In addition, the interest rate on the revolving term loan was decreased by 0.50%. Prior to the amendment, the variable interest rate was LIBOR (One-Month LIBOR Index Rate) plus 2.95%. Under the amendment, the variable rate is LIBOR plus 2.45%. Under the seasonal loan, the amount we may borrow was reduced from $15 million to $1 million until October 1, 2015, increases back to $15 million until May 1, 2016, at which time it returns to $1 million until the loan matures on September 30, 2016. In addition, the interest rate on the seasonal loan was decreased by 0.50%. Prior to the amendment, the variable interest rate was LIBOR plus 2.70%. Under the amendment, the variable rate is LIBOR plus 2.20%. All other material items and conditions under the Master Loan Agreement and subsequent amendments remain the same following the amendment.

On March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2% interest. This guarantee was converted into a direct debt obligation of ours on October 16, 2013, when we received the $964,070 in loan proceeds and assumed responsibility for the loan's annual principal and interest payments of $75,500 which began on June 1, 2014. The note payable matures on June 1, 2020.

OFF BALANCE SHEET FINANCING ARRANGEMENTS

Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for the rail cars we use to distribute our products. We have a number of long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, FRS 1, GATX Corporation, GE Capital, and Trinity Capital. Total lease expenses under these arrangements are approximately $1.3 million and $1.1 million for the six-month periods ended June 30, 2015 and 2014, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $72,000 and $56,000 for the six-month periods ended June 30, 2015 and 2014, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We had a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement, which expired on August 31, 2014, was for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provided for an annual minimum payment of $200,000. Expenses under this agreement were $0 and $366,000 for the six-month periods ended June 30, 2015 and 2014, respectively.

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

Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2015.

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

Item 1A. Risk Factors.

During the quarter ended June 30, 2015, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2014 Annual Report on Form 10-K.

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	August 13, 2015	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	August 13, 2015	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX TO
FORM 10-Q
OF SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amendment to Master Loan Agreement dated July 15, 2015
10.2	Monitored Revolving Credit Supplement dated July 15, 2015
10.3	Monitored Revolving Credit Supplement dated July 15, 2015
10.4	Revolving Term Loan Supplement dated July 15, 2015
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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