Form 10-Q
period 2015-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2015-11-12
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 10, 2015, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

South Dakota Soybean Processors, LLC
Condensed Financial Statements
September 30, 2015 and 2014

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$9,099,718	$10,743,946
Trade accounts receivable, less allowance for uncollectible accounts of $360,000 and $0 at September 30, 2015 and December 31, 2014, respectively	18,972,951	23,107,816
Inventories	25,599,068	33,688,242
Margin deposits	6,180,394	2,549,865
Prepaid expenses	957,683	1,455,776
Total current assets	60,809,814	71,545,645

Property and equipment	82,774,086	78,583,353
Less accumulated depreciation	(41,750,303)	(39,832,461)
Total property and equipment, net	41,023,783	38,750,892

Other assets
Investments in cooperatives	6,225,008	6,836,461
Other intangible assets, net	7,447	4,346
Total other assets	6,232,455	6,840,807

Total assets	$108,066,052	$117,137,344

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$3,469,474	$4,552,153
Current maturities of long-term debt	58,344	57,246
Accounts payable	1,104,297	1,318,838
Accrued commodity purchases	33,884,241	39,747,857
Accrued expenses	2,381,775	2,638,130
Accrued interest	411,543	359,896
Deferred liabilities - current	155,702	961,967
Total current liabilities	41,465,376	49,636,087

Long-term liabilities
Long-term debt, less current maturities	787,096	844,478
Deferred liabilities, less current maturities	10,529	51,782
Total long-term liabilities	797,625	896,260

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at September 30, 2015 and December 31, 2014	65,803,051	66,604,997

Total liabilities and members' equity	$108,066,052	$117,137,344

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2015 and 2014

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenues	$91,353,462	118,489,094	$280,726,457	$333,586,864

Cost of revenues:
Cost of product sold	71,609,350	100,675,489	225,260,250	285,374,186
Production	6,121,910	4,875,581	16,568,588	15,431,924
Freight and rail	7,601,840	7,807,310	23,044,805	20,905,512
Brokerage fees	185,450	185,375	478,108	484,951
Total cost of revenues	85,518,550	113,543,755	265,351,751	322,196,573

Gross profit	5,834,912	4,945,339	15,374,706	11,390,291

Operating expenses:
Administration	752,752	672,129	2,556,144	3,456,583

Operating income	5,082,160	4,273,210	12,818,562	7,933,708

Other income (expense):
Interest expense	(114,681)	(240,502)	(402,554)	(848,181)
Other non-operating income	295,017	419,710	1,015,299	1,440,075
Patronage dividend income	—	—	815,798	1,518,032
Total other income (expense)	180,336	179,208	1,428,543	2,109,926

Income from continuing operations before income taxes	5,262,496	4,452,418	14,247,105	10,043,634

Income tax expense	—	—	(570)	(1,870)

Net income	$5,262,496	4,452,418	$14,246,535	$10,041,764

Basic and diluted earnings per capital unit	$0.17	$0.15	$0.47	$0.33

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2015 and 2014

	2015	2014
Operating activities
Net income	$14,246,535	$10,041,764
Charges and credits to net income from continuing operations not affecting cash:
Depreciation and amortization	1,965,107	1,602,271
Gain on sales of property and equipment	(6,846)	30,067
Non-cash patronage dividends	—	(896,799)
Change in current assets and liabilities	1,961,220	25,849,813
Net cash from operating activities of continuing operations	18,166,016	36,627,116
Net cash from operating activities of discontinued operations	—	500
Net cash from for operating activities	18,166,016	36,627,616

Investing activities
Retirement of patronage dividends	—	124,819
Proceeds from sale of investments	611,453	—
Decrease in member loans	—	145,707
Proceeds from sales of property and equipment	14,600	52,500
Purchase of property and equipment	(4,242,353)	(3,144,609)
Net cash used for investing activities of continuing activities	(3,616,300)	(2,821,583)
Net cash from investing activities of discontinued activities	—	3,500
Net cash used for investing activities	(3,616,300)	(2,818,083)

Financing activities
Change in excess of outstanding checks over bank balances	(1,082,679)	(8,112,782)
Distributions to members	(15,048,481)	(11,000,000)
Payments for debt issue costs	(6,500)	—
Proceeds from long-term debt	68,154,464	20,103,229
Principal payments on long-term debt	(68,210,748)	(23,289,220)
Net cash used for financing activities	(16,193,944)	(22,298,773)

Net change in cash and cash equivalents	(1,644,228)	11,510,760

Cash and cash equivalents, beginning of period	10,743,946	50

Cash and cash equivalents, end of period	$9,099,718	$11,510,810

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$350,907	$719,681

Income taxes	$600	$10,730

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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents the aging analysis of trade receivables as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Past due:
Less than 30 days past due	$3,121,778	$1,732,449
30-60 days past due	169,237	430,672
60-90 days past due	334,859	23,500
Greater than 90 days past due	489,479	38,892
Total past due	4,115,353	2,225,513
Current	15,217,598	20,882,303

Totals	$19,332,951	$23,107,816

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	376,404	1,516,052
Additions (deductions)	(16,404)	(1,516,052)

Balances, end of period	$360,000	$—

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

Note 3 -           Inventories

The Company’s inventories consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Finished goods	$15,547,666	$16,712,923
Raw materials	9,771,751	16,695,668
Supplies & miscellaneous	279,651	279,651

Totals	$25,599,068	$33,688,242

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 4 -         Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$4,710,158	$4,785,158
Class B Preferred Shares, 8% non-cumulative, convertible	—	575,000
CoBank	1,514,850	1,476,303

Totals	$6,225,008	$6,836,461

Note 5 -         Property and Equipment

The following is a summary of the Company's property and equipment at September 30, 2015 and December 31, 2014:

	2015			2014
	Cost	Accumulated Depreciation	Net	Net
Land	$543,816	$—	$543,816	$443,816
Land improvements	785,243	(192,971)	592,272	630,082
Buildings and improvements	17,240,380	(7,355,487)	9,884,893	9,610,552
Machinery and equipment	57,738,905	(33,285,047)	24,453,858	19,191,883
Company vehicles	127,965	(45,825)	82,140	43,332
Furniture and fixtures	1,482,936	(870,973)	611,963	699,388
Construction in progress	4,854,841	—	4,854,841	8,131,839

Totals	$82,774,086	$(41,750,303)	$41,023,783	$38,750,892

Depreciation of property and equipment was $1,961,708 and $1,600,822 for the nine months ended September 30, 2015 and 2014, respectively.

Note 6 -         Note Payable – Seasonal Loan

The Company has entered into a revolving credit agreement with CoBank which expires September 30, 2016. The purpose of the credit agreement is to finance inventory and accounts receivable. Under this agreement, the Company may borrow up to $1 million between May 1 and September 30 and up to $15 million between October 1 and April 30. Interest accrues at a variable rate (2.40% at September 30, 2015). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were advances outstanding of $0 and $0 at September 30, 2015 and December 31, 2014, respectively. The remaining funds available to borrow under the terms of the revolving credit agreement are $1.0 million as of September 30, 2015.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 7 -         Long-Term Debt

The following is a summary of the Company's long-term debt at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Revolving term loan from CoBank, interest at variable rates (2.65% and 3.16% at September 30, 2015 and December 31, 2014, respectively), secured by substantially all property and equipment. Loan matures September 20, 2020.	$—	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	845,440	901,724
	845,440	901,724
Less current maturities	(58,344)	(57,246)

Totals	$787,096	$844,478

The Company entered into an agreement as of July 15, 2015 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term and seasonal loans. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $10,000,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,250,000 every six months starting March 20, 2017 until maturity on September 20, 2020. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $0 and $0 as of September 30, 2015 and December 31, 2014, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $10.0 million as of September 30, 2015.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of September 30, 2015.

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

The minimum principal payments on long-term debt obligations are as follows as of September 30, 2015:

For the twelve-month periods ending September 30:
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

As of September 30, 2015 and December 31, 2014, the value of the Company’s open futures, options and forward contracts was approximately $921,161 and $(1,870,229), respectively.

		As of September 30, 2015
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$9,744,675	$8,759,655
Foreign exchange contracts	Current Assets	30,446	94,305

Totals		$9,775,121	$8,853,960

		As of December 31, 2014
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$8,242,480	$10,057,448
Foreign exchange contracts	Current Assets	50,540	105,801

Totals		$8,293,020	$10,163,249

During the three and nine-month periods ended September 30, 2015 and 2014, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Commodity contracts	$2,672,791	$2,034,294	$560,552	$(2,104,794)
Foreign exchange contracts	11,523	(9,430)	158,622	(16,897)

Totals	$2,684,314	$2,024,864	$719,174	$(2,121,691)

The Company recorded gains (losses) of $719,174 and $(2,121,691) in cost of goods sold related to its commodity derivative instruments for the nine-month periods ended September 30, 2015 and 2014, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2015 and December 31, 2014:

	Fair Value as of September 30, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$985,020	$24,129,969	$—	$25,114,989
Margin deposits	$6,180,394	$—	$—	$6,180,394

	Fair Value as of December 31, 2014
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,814,969)	$34,913,326	$—	$33,098,357
Margin deposits	$2,549,865	$—	$—	$2,549,865

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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents the changes in Level 3 instruments measured on a recurring basis as of September 30, 2015 and December 31, 2014:

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The information in this quarterly report on Form 10-Q for the three-month and nine-month periods ended September 30, 2015, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2014. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2014.

We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.

Executive Overview and Summary

In the third quarter of 2015, we recorded a profit of approximately $5.3 million, increasing our net income for the year to $14.2 million. Profits increased due primarily to strong domestic demand for soybean meal and the receipt of an ample supply of soybeans within our procurement area. Despite record soybean processing volumes, soybean meal demand remained firm during the third quarter of 2015. Soybean supply to our Volga plant during the third quarter of 2015 was favorable - a sharp contrast to the extremely tight supply of soybeans during the third quarter of 2014. The transition from old crop to new crop went smoothly as new crop supplies became available during the middle of September. In addition, soybean oil demand from the food sector remained steady during the third quarter, while oil demand from the biodiesel sector was hurt by the sharp drop in petroleum prices and the lack of passage of any meaningful biodiesel legislation.
Our strong balance sheet and financial performance assisted us in the renegotiating of our loan agreements during the third quarter of 2015, reducing to a more favorable interest rate and fees.
While we anticipate that soybean quality from this fall's harvest should help aid our profitability during the fourth quarter and early 2016, we do not expect to have as strong of fourth quarter as we did in 2014 and anticipate reduced margins in 2016. The soybean meal market will most likely come under pressure in the fourth quarter and beyond. Industry processing rates are forecast to remain at record levels, and with a projected drop in meal exports, abundant supplies of meal should force values lower. Oil demand should see a slight pickup from the export sector, but demand from the biodiesel industry will continue to be sluggish. On the positive side, the soybean oil content in this fall's crop appears to be elevated from last year, and the moisture content is lower. While the protein content of those soybeans is slightly lower, it should not significantly impact our profitability. It also appears to be a sufficient quantity of soybeans available in our trade area to make it to next fall's crop due to record yields and production in South Dakota.

RESULTS OF OPERATIONS

Comparison of the three months ended September 30, 2015 and 2014

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	$	% of Revenue	$	% of Revenue
Revenue	$91,353,462	100.0	$118,489,094	100.0
Cost of revenues	(85,518,550)	(93.6)	(113,543,755)	(95.8)
Operating expenses	(752,752)	(0.8)	(672,129)	(0.6)
Other income (expense)	180,336	0.2	179,208	0.2
Income tax expense	—	—	—	—

Net income	$5,262,496	5.8	$4,452,418	3.8

Revenue – Revenue decreased $27.1 million, or 22.9%, for the three-month period ended September 30, 2015, compared to the same period in 2014. The decrease in revenues is primarily due to a decrease in the sales price of all our soybean products (meal, oil and hulls). The decrease in sales price is primarily due to an increase in the supply of soybeans resulting from an improved harvest last fall.

Gross Profit/Loss – Gross profit increased $0.9 million, or 18%, for the three-month period ended September 30, 2015, compared to the same period in 2014. The increase in gross profit was primarily due to a drop in the cost of soybeans caused by increased supply compared to the three months ended September 30, 2014 when there was a tight supply of soybeans throughout most of the U.S. Partially offsetting the increase in gross profit was an increase in production expenses.

Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, remained relatively unchanged for the three-month period ended September 30, 2015, compared to the same period in 2014.

Interest Expense – Interest expense decreased $126,000, or 52.3%, during the three months ended September 30, 2015, compared to the same period in 2014. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the three-month period ended September 30, 2015 was approximately $2.4 million, compared to $12.4 million for the same period in 2014.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $125,000, or 29.7%, during the three-month period ended September 30, 2015, compared to the same period in 2014. The decrease is due primarily to a decrease in the quantity of crude soybean oil stored for the Chicago Board of Trade (CBOT).

Net Income/Loss – During the three months ended September 30, 2015, we generated a net income of $5.3 million, compared to $4.5 million for the same period in 2014. The $0.8 million increase in net income is primarily attributable to an improved gross profit associated with an increased supply of soybeans and improved meal demand.

Comparison of the nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	$	% of Revenue	$	% of Revenue
Revenue	$280,726,457	100.0	$333,586,864	100.0
Cost of revenues	(265,351,751)	(94.5)	(322,196,573)	(96.6)
Operating expenses	(2,556,144)	(0.9)	(3,456,583)	(1.0)
Other income (expense)	1,428,543	0.5	2,109,926	0.6
Income tax expense	(570)	—	(1,870)	—

Net income	$14,246,535	5.1	$10,041,764	3.0

Revenue – Revenue decreased $52.9 million, or 15.8%, for the nine-month period ended September 30, 2015, compared to the same period in 2014. The decrease in revenues is primarily due to a decrease in the sales price of all our soybean products (meal, oil and hulls). The decrease in sales price is primarily due to an increase in the supply of soybeans resulting from an improved crop harvest last fall. Partially offsetting the decrease in sales price is a 7.5% increase in the quantity of soybeans harvested during the first nine months of 2015, compared to the same period in 2014, which correspondingly increased the sales volume of our soybean products.

Gross Profit/Loss – Gross profit increased $4.0 million, or 35.0%, for the nine-months ended September 30, 2015, compared to the same period in 2014. The increase is due to a very strong export demand, a tight supply of soybean meal in early 2015, and a decrease in the cost of soybeans. The tight soybean meal supply resulted from last fall's soybean harvest, which was delayed due to rain throughout most of the U.S. This delay caused many U.S. soybean processors to fall behind on meal shipments. Fortunately, the rain avoided our operations during harvest, which allowed us to capitalize on meeting other customers' needs. The decrease in soybean prices was due to an increased supply of soybeans during the nine months ended September 30, 2015, compared to same period in 2014 when there was a very tight supply of soybeans throughout most of the U.S.

Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $900,000 for the nine-month period ended September 30, 2015, compared to the same period in 2014. The decrease is due to accruing a $1.5 million allowance for a potentially uncollectible account receivable in 2014, compared to $0.4 million in the same period in 2015.

Interest Expense – Interest expense decreased $446,000, or 52.5%, during the nine months ended September 30, 2015, compared to the same period in 2014. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the nine-month period ended September 30, 2015 was approximately $4.3 million, compared to $21.5 million for the same period in 2014.

Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $1.1 million, or 38.1%, during the nine-month period ended September 30, 2015, compared to the same period in 2014. The decrease is due primarily to decreases in patronage allocations from our associated cooperatives, including CoBank and Minnesota Soybean Processors, and the quantity of crude soybean oil stored for the CBOT. During the first nine months of 2015, patronage allocations totaled $0.8 million, compared to $1.5 million during the same period in 2014.

Net Income/Loss – During the nine-months ended September 30, 2015, we generated a net income of $14.2 million, compared to $10.0 million for the same period in 2014. The $4.2 million increase in net income is primarily attributable to an increase in gross profit associated with improved margins, increased production, and decreases in operating and interest expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On both September 30, 2015 and 2014, we had working capital, defined as current assets less current liabilities, of approximately $19.3 million. While working capital was positively affected by approximately $24.3 million in net income since September 30, 2014, it was offset by $12.1 million in purchases of property and equipment and a $15.0 million distribution to members during that same period. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

The following is a summary of our cash flow from operating, investing and financing activities for each of the nine-month periods ended September 30, 2015 and 2014:

	2015	2014
Net cash from (used for) operating activities	$18,166,016	$36,627,616
Net cash from (used for) investing activities	(3,616,300)	(2,818,083)
Net cash from (used for) financing activities	(16,193,944)	(22,298,773)

Cash Flows From (Used for) Operations

The $18.5 million decrease in cash flows from operating activities is primarily attributed to $29.2 million change in the decrease in inventory and an $8.5 million change in the decrease in accounts receivable during the first nine months of 2015, compared to the same period in 2014. During the nine-month period ended September 30, 2015, inventory decreased by approximately $8.1 million, compared to $37.3 million during the same period in 2014. In addition, accounts receivable decreased by $4.1 million during the nine months ended September 30, 2015, compared to $12.6 million during the same period in 2014. The decrease cash flows from inventory and accounts receivable was partially offset by a $21.3 million change in the decrease in accrued commodity purchases during the nine-month period ended September 30, 2015, compared to the same period in 2014. The changes in inventory, accounts receivable and accrued commodity purchases are the result of a drop in commodity prices due to a large U.S. soybean harvest in the fall of 2013.

Cash Flows From (Used For) Investing Activities

The $0.8 million increase in cash flows used for investing activities is due to a $1.1 million increase in capital improvements during the nine-month period ended September 30, 2015, compared to the same period in 2014. On December 19, 2014, we purchased a small soybean processing plant near Miller, South Dakota, making improvements and other modifications to the facility's start up on April 30, 2015.

Cash Flows From (Used For) Financing Activities

The $6.1 million decrease in cash flows used for financing activities is principally due to a $10.2 million decrease in payments on borrowings during the nine months ended September 30, 2015, compared to the same period in 2014. This decrease in cash flows used for financing activities was partially offset by an increase in distributions to members. We distributed a record $15.0 million in cash to members during the nine-month period ended September 30, 2015, compared to $11.0 million during the same period in 2014.

Indebtedness

We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $10.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. Beginning on March 20, 2017, the available credit line is reduced by $1.25 million every six months until the credit line’s maturity on September 20, 2020. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $0 as of September 30, 2015 and December 31, 2014, respectively. There were $10.0 million in additional funds available to borrow under this loan as of September 30, 2015.

The second credit line is a revolving working capital (seasonal) loan that matures on September 30, 2016. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $1 million until October 1, 2015, increases to $15 million until May 1, 2016, at which time it returns to $1 million until the maturity date. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the seasonal loan as of September 30, 2015 and December 31, 2014.  Under this loan, there was $1.0 million in available funds to borrow as of September 30, 2015.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 2.65% and 3.16% as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015 and December 31, 2014, the interest rate on the seasonal loan is 2.40% and 2.91%, respectively. We were in compliance with all covenants and conditions under the loans as of September 30, 2015 and the date of this filing.

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

Lease Commitments

We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for the rail cars we use to distribute our products. We have a number of long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, FRS 1, GATX Corporation, GE Capital, and Trinity Capital. Total lease expenses under these arrangements are approximately $2.0 million and $1.8 million for the nine-month periods ended September 30, 2015 and 2014, respectively.

In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $86,000 and $87,000 for the nine-month periods ended September 30, 2015 and 2014, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.

Other Long-Term Commitments

We had a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement, which expired on August 31, 2014, was for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provided for an annual minimum payment of $200,000. Expenses under this agreement were $0 and $368,000 for the nine-month periods ended September 30, 2015 and 2014, respectively.

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

Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2015.

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

Item 1A. Risk Factors.

During the quarter ended September 30, 2015, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2014 Annual Report on Form 10-K.

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 10, 2015	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 10, 2015	By	/s/ Mark Hyde
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