Form 10-K
period 2015-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2016-03-23
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer	☐ Smaller Reporting Company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐    Yes       ☒    No

The aggregate market value of the registrant’s Class A units held by non-affiliates at June 30, 2015 was approximately $87,895,988 computed by reference to the most recent public offering price on Form S-1. The registrant's Class A units are not listed on an exchange or otherwise publicly traded. Additionally, the Class A units are subject to significant restrictions on transfer under the registrant's operating agreement.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year (December 31, 2015).

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K and other reports issued by South Dakota Soybean Processors, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report. As stated elsewhere in this report such factors include, among others:

•	Changes in the weather or general economic conditions impacting the availability and price of soybeans and natural gas;

•	Global, national and regional agricultural, economic, financial and commodities market, political, social, and health conditions;

•	Fluctuations in U.S. oil consumption and petroleum prices;

•	Changes in perception of food quality and safety;

•	Damage to or loss of our facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;

•	Changes in business strategy, capital improvements or development plans;

•	Changes in the availability of credit and interest rates;

•	The availability of additional capital to support capital improvements, development and projects; and

•	Other factors discussed under the item below entitled “Risk Factors.”
We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
PART I
Item 1. Business.
Overview
South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant and a soybean oil refinery in Volga, South Dakota. We also own and operate an oilseed processing plant located approximately five miles east of Miller, South Dakota, which we purchased on December 19, 2014 and have been operating since April 30, 2015. We are owned by approximately 2,200 members, most of whom reside in South Dakota and neighboring states and many of whom deliver and sell soybeans to our plant for processing.
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
We began producing soybean meal, crude soybean oil, and soybean hulls in late 1996. Since then we have made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we acquired ownership and management control of Urethane Soy Systems Company (USSC), a company that produced and sold various soybean oil-based polyurethane products, only to close its operations in December 2011 because of poor financial performance. In May 2011, we completed the construction and start-up of a deodorizer at our facility, which allows us to deodorize refined soybean oil and sell the oil directly to customers in the food industry. In December 2014, we purchased an oilseed processing plant located near Miller, South Dakota, which is approximately 100 miles west of our main facility in Volga. The Miller plant allows us to expand into new markets by allowing us to process identity-preserved soybeans, such as GMO-free and organic.
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
Soybean production is concentrated in the central U.S., Brazil, Argentina and China. In the 2015 harvest season, the U.S. produced approximately 3.89 billion bushels of soybeans, approximately 1% below last year's record crop, and approximately 37% of estimated world production. The USDA estimates that approximately 51% of soybeans produced in the U.S. are processed domestically, 46% are exported as whole soybeans, and 3% are retained for seed and residual use. Historically, there has been an adequate supply of soybeans produced in South Dakota and upper Midwest for the soybean processing industry. In 2015, farm producers in South Dakota produced 235.1 million bushels of soybeans, ranking it seventh among the top producing states in the U.S. as set forth in the following table:

State	Production (bushels)
Illinois	531 million
Iowa	520 million
Minnesota	364 million
Nebraska	291 million
Indiana	285 million
Ohio	240 million
South Dakota	235 million
Missouri	189 million
Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Soybean meal is predominantly consumed by poultry and swine in the U.S. On average, exports of soybean meal account for 20% to 30% of total production.
Soybean oil refineries are also generally located close to soybean processing plants. Oil is shipped throughout the U.S. and for export. The USDA estimates that approximately 64% of domestic oil production is used in food, feed and industrial applications, 25% in biodiesel production, and 11% is exported.
Soybean crushing and refining margins are cyclical, characteristic of a mature, competitive industry. While the price of soybeans may fluctuate substantially from year to year, the prices of meal and oil generally track that of soybeans, although not necessarily on a one-for-one basis; therefore, margins can be variable.
The soybean industry continues diligently to introduce soy-based products as bio-based substitutes for various petroleum-based products. These products include biodiesel, soy ink, lubricants, candles and plastics. Biodiesel, a substitute for standard, petroleum-based diesel fuel, has experienced slow but erratic growth in the U.S. From the late-1990s to 2008, biodiesel experienced steady growth, only to stagnate between 2008 and 2010 due to overcapacity in the industry, price volatility in the petroleum oil market, and volatile input costs. Since 2011, the biodiesel market returned to a growth phase following the expansion of the Renewable Fuel Standard (RFS) program and resumption of the biodiesel blenders’ tax credit.
Products & Services
Soybean Processing
We process soybeans at our two crushing plants to extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of a soybean bushel is processed and sold as soybean meal or hulls. The remaining percentage of the soybean is extracted as crude soybean oil. The crude soybean oil may be sold directly to customers, or we may process the crude into refined soybean oil for future sale.
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
Raw Materials and Suppliers
We purchase soybeans for processing from local soybean producers and elevators, of which there has been adequate supply. In 2015, producers in South Dakota grew and harvested approximately 235 million bushels, compared to 230 million in 2014,182 million in 2013, 141 million bushels in 2012, and 150 million bushels in 2011. Of this amount, we processed 29.9 million bushels in 2015, compared to 28.2 million in 2014, 27.2 million in 2013, 26.2 million bushels in 2012, and 24.4 million bushels of soybeans in 2011. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.

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
Miller, South Dakota
We use electricity to operate the mechanical press plant in Miller, South Dakota, as natural gas distribution lines are not located in the area. Our electricity is provided by NorthWestern Corporation of Sioux Falls, South Dakota.
Employees
We currently employ approximately 108 individuals, all but six of whom are full-time. We have no unions or other collective bargaining agreements.
Sales, Marketing and Customers
Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. The meal is primarily sold to customers in the local area (typically within 200 miles of our Volga facility), Western U.S., and Canada. Prior to the addition of our deodorizer in March 2011, we sold our oil primarily as crude soybean oil to various companies in the refining industry which typically process the oil for human consumption. Following the installation of the deodorizer in March 2011, we began selling refined oil directly to the food industry for human consumption and to the biodiesel industry.
The table presented below represents the percentage of sales by quantity of product sold within various markets for 2015.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil
Local	40%	20%	28%
Other U.S. States	34%	80%	67%
Export	26%	—	5%
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
We currently operate the only soybean processing plants in South Dakota. AGP, however, recently announced plans to build another plant in northeast South Dakota. We believe that our processing facilities represent approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. We plan to maintain our competitive position in the market by producing high quality products and operating highly efficient operations at the lowest possible cost, and adding value to our products. In May 2011 we completed construction of a soybean oil deodorizer. The deodorization unit allows us to further refine the soybean oil into a fully-refined salad oil. This gives us a greatly expanded customer base to which to market the oil, increasing our competitive position in the processing industry.
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

We could be affected by higher than anticipated operating costs, including but not limited to increased prices for soybeans. In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the ongoing operation of our soybean processing and refining plants caused by a variety of factors, many of which are beyond our control. These cost increases could arise from an inadequate local supply of soybeans and resulting increased price that is not accompanied by an increase in the price for soybean meal and oil. Labor costs can also increase over time, particularly if there is any shortage of labor, or shortage of persons with the skills necessary to operate our facility. Adequacy and cost of electric and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail transportation may affect our profitability with respect to the transportation of soybean meal, oil and other products to our customers.
It may become more difficult to sell our soybean oil for human consumption. The U.S. Food and Drug Administration requires food manufacturers to disclose the levels of trans-fatty acids contained in their products. In addition, various local governments in the U.S. are considering, and some have enacted, restrictions on the use of trans-fats in restaurants. Several food processors have either switched or indicated an intention to switch to edible oil products with lower levels of trans-fatty acids. Because processing soybean oil, particularly hydrogenation, creates trans-fat, it may become difficult to sell our oil to customers engaged in the food industry which could adversely affect our revenues and profits.
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
Because soybean processing and refining is energy intensive, our business will be materially harmed if energy prices increase substantially. Electricity prices have steadily increased the last few years, and natural gas prices have fluctuated historically. Currently, natural gas prices are at very low levels. If the trend in electricity prices continues, any significant increase in the price of natural gas will increase our energy costs and adversely affect our profitability and operating results. In addition, there are no natural gas distribution lines near the newly-acquired oilseed processing plant near Miller, South Dakota, making electricity the only current source of energy at that facility.
Transportation costs are a factor in the price of soybean meal and oil, and increased transportation costs could adversely affect our profitability. Soybean meal and oil may be shipped by trucks, rail cars, and barges. Added transportation costs are a significant factor in the price of our products, and we may be more vulnerable to increases in transportation costs than other producers because our locations in Volga and Miller are more remote than that of most of our competitors. Today, most of our products are sold FOB Volga or Miller, South Dakota, and those that are not, have the full transportation cost added to the contract. Transportation costs do not currently affect our margin directly; however, the added costs could eventually affect demand for our products.
Increases in the production of soybean meal or oil could result in lower prices for soybean meal or oil and have other adverse effects. Existing soybean processing and refining plants could construct additions to increase their production, and new soybean processing and refining plants could be constructed as well. If there is not a corresponding increase in the demand for soybean meal and oil, or if the increased demand is not significant, the increased production of soybean meal and oil may lead to lower prices for soybean meal and oil. The increased production of soybean meal and oil could have other adverse effects as well. AGP recently announced their plans to construct a soybean processing facility in northeast South Dakota. The increased production of soybean meal and oil could result in increased demand for soybeans which could in turn lead to higher prices for soybeans, resulting in higher costs of production and lower profits if we are not able to lock in satisfactory margins on future soybean purchases and soybean meal and oil sales.
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
There is no public market for our units and no public market is expected to develop. There is no established public trading market for our units, and we do not expect one to develop in the foreseeable future. We have established through AgStockTrade.com, a registered alternative trading system, a private online matching service, in order to facilitate trading of units among our members. The matching service has been designed to comply with federal tax laws and IRS regulations establishing a “qualified matching service,” as well as state and federal securities laws. There are detailed timelines that must be followed under our capital units transfer system with respect to offers and sales of units. All transactions must comply with the capital units transfer system, our operating agreement, and are subject to approval by our board of managers. As a result, units held by our members may not be easily resold and members may be required to hold their units indefinitely. Even if members are able to resell our units, the price may be less than the members' investment in the units or may otherwise be unattractive to the member.
There are significant restrictions on the transfer of our units. To protect our status as a partnership for tax purposes and to assure that no public trading market in our units develops, our units are subject to significant restrictions on transfer and transfers are subject to approval by our board of managers. All transfers of units must comply with the transfer provisions of our operating agreement and the capital units transfer system adopted by our board of managers. Our board of managers will not approve transfers which could cause us to lose our tax status or violate federal or state securities laws. As a result of the provisions of our operating agreement, members may not be able to transfer their units and may be required to assume the risks of the investment for an indefinite period of time.
Item 2. Properties.
We conduct our operations principally at our two facilities in Volga, South Dakota and Miller, South Dakota.
At our Volga facility, we own the land, consisting of 106 acres, on which most of the infrastructure and physical properties rest. Our facilities consist of a soybean processing plant, a soybean oil refinery and deodorizer, a quality control laboratory, and administrative and operations buildings.
At our Miller facility, we own the land, consisting of approximately 24 acres, on which the soybean processing plant and operations building rest. This facility began processing in April 2015.
All of our tangible property, real and personal, serves as collateral for our debt instruments with our primary lender, CoBank, ACB, of Greenwood Village, Colorado, which is described below under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Indebtedness.”
Item 3. Legal Proceedings.
From time to time in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We carry insurance that provides protection against general commercial liability claims, claims against our directors, officers and employees, business interruption, automobile liability, and workers’ compensation claims. Except for the event listed below, we are not currently involved in any material legal proceedings and are not aware of any potential claims.
On November 5, 2015, an incident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. We have reported the accident to the Occupational Safety and Health Administration ("OSHA"), which is conducting an investigation. No civil lawsuit has been filed. We notified our respective insurance carriers.

Item 4. Mine Safety Disclosures.
None.
Part II
Item 5. Market for Registrant's common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 1, 2016, the total number of Class A capital units outstanding is 30,419,000, all of which is owned and held by 2,185 members.
Trading Activity
Our capital units are not traded on an exchange or otherwise publicly traded and are subject to significant restrictions on transfer under the registrant's operating agreement. Trading of our capital units is conducted through a “qualified matching service” as defined by the publicly-traded partnership rules of the federal tax code. Under the qualified matching service, bids for capital units submitted by interested buyers and sellers are matched on the basis of rules and conditions set forth under the federal tax code and by us, all trades being subject to approval by our board of managers. Our qualified matching service is operated through www.AgStockTrade.com, an SEC-registered Alternative Trading Service owned and operated by Variable Investment Advisors, Inc., Sioux Falls, South Dakota, a registered broker-dealer with the SEC, FINRA, and various states. The following table contains historical information by quarter for the past two years regarding the trading of capital units through the qualified matching service:

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Traded
First Quarter 2014	$1.50	$2.05	$1.79	120,750
Second Quarter 2014	$1.56	$1.78	$1.66	70,000
Third Quarter 2014	$1.40	$1.70	$1.48	20,000
Fourth Quarter 2014	$1.80	$1.90	$1.84	43,750
First Quarter 2015	$2.20	$2.75	$2.40	50,500
Second Quarter 2015	$2.51	$2.96	$2.86	77,000
Third Quarter 2015	$2.95	$4.00	$3.50	52,500
Fourth Quarter 2015	$3.95	$4.10	$4.09	27,500

(1)	The qualified matching service prohibits firm bids; therefore, the prices reflect actual sale prices of the capital units.
Trading and Transfer Restrictions
As a limited liability company, we must severely restrict trading and transfers of our capital units in order to preserve our preferential single-level partnership tax status at the member level. To preserve this, our operating agreement prohibits transfers other than through the procedures specified under our capital units transfer system, or CUTS, which may be amended from time to time by our board of managers. Under the CUTS, our capital units cannot be traded on any national securities exchange or in any over-the-counter market. Also, we cannot permit the number of capital units traded through the qualified matching service on an annual basis to exceed 10% of our total issued and outstanding capital units. All transactions, including any trades on the qualified matching service, must be approved by the board of managers, which are generally approved if they fall within “safe harbors” contained in the rules of the federal tax code. Permitted transfers include transfers by gift or death, sales to qualified family members, and trades through the qualified matching service subject to the 10% restriction. Pursuant to our operating agreement, a minimum of 2,500 capital units is required to be owned by an individual for membership, and no member may own more than 1.5% of our total outstanding capital units.

Distributions
We paid cash distributions to our members of $11.0 million (36.2¢ per capital unit) and $15.0 million (49.5¢ per capital unit) in 2014 and 2015, respectively. On January 19, 2016, our board of managers approved a cash distribution of approximately $15.0 million (49.5¢ per capital unit). The distribution was issued to our members on or about February 8, 2016 in accordance with our operating agreement and distribution policy. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement. In addition, distributions are subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.
Item 6. Selected Financial Data.
The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Eide Bailly LLP.

	2015	2014	2013	2012	2011
Bushels processed	29,923,155	28,190,596	27,159,521	26,228,731	24,370,299
Statement of Operations Data:
Revenues	$367,560,428	$434,842,176	$468,833,992	$411,985,913	$397,228,087
Costs & expenses:
Cost of goods sold	(342,658,664)	(412,855,361)	(446,180,873)	(395,072,744)	(396,703,189)
Operating expenses	(3,571,570)	(4,338,147)	(2,884,760)	(2,415,460)	(2,307,650)
Operating profit (loss)	21,330,194	17,648,668	19,768,359	14,497,709	(1,782,752)
Non-operating income	2,168,860	3,494,460	3,079,755	2,171,884	2,735,725
Interest expense	(546,648)	(1,076,620)	(1,665,339)	(1,928,660)	(1,308,195)
Income tax expense	(570)	(1,870)	(1,000)	(1,000)	(300)
Income (loss) from continuing operations	22,951,836	20,064,638	21,181,775	14,739,933	(355,522)
Gain (loss) on discontinued operations	—	—	9,272	(236,800)	(3,592,800)
Net income (loss)	$22,951,836	$20,064,638	$21,191,047	$14,503,133	$(3,948,322)
Weighted average capital units outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net income (loss) per capital unit	$0.755	$0.660	$0.697	$0.477	$(0.130)
Balance Sheet Data:
Working capital	$28,143,049	$21,909,558	$14,578,205	$13,253,429	$6,742,521
Net property, plant & equipment	40,921,077	38,750,892	29,838,791	26,468,051	26,398,309
Total assets	122,914,781	117,137,344	135,156,519	141,045,236	90,107,428
Long-term obligations	787,096	896,260	4,091,791	11,726,213	14,247,972
Members’ equity	74,508,352	66,604,997	46,541,671	36,348,365	26,921,337
Other Data:
Capital expenditures	$5,225,636	$10,981,737	$5,435,284	$1,854,226	3,139,905
Impairment charges	$—	$—	$—	$—	$637,318
Distributions to members	$15,048,481	$11,001,312	$5,076,105	$—	$—
Distributions to members per capital unit	$0.495	$0.362	$0.167	$—	$—

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
Overview and Executive Summary
We recorded a net income of $23.0 million for the year ended December 31, 2015, which marks our largest profit ever and the fourth consecutive year of solid earnings. Several factors contributed to the successful year. First, despite a record soybean crush rate and large South American crop, the domestic demand for soybean meal remained strong. Second, our facilities operated very well in 2015, producing a record 29.9 million bushels of soybeans and 326 million pounds of refined soybean oil. In addition to low natural gas and interest costs, our marketing and administration departments successfully capitalized on certain market and risk-management opportunities, positioning the plant for improved margins overall. Finally, our soybean supply was very favorable in 2015. Soybean producers in our region, which experienced high soybean yields, produced and delivered to us high quality soybeans - low in moisture and high in oil and protein content.
Our expectations for a repeat financial performance of 2015 in 2016 are low. While demand for our soybean meal and other products was strong in 2015, prices for these products are gravitating lower, reflecting the overall change in the commodity markets as a whole.
Accompanying the decrease in soybean meal prices, has been the decrease in price of our co-products - soybean hulls, lecithin, soapstock, and oil distillates, to name a few. These price decreases are likely to have a negative impact on future profitability. Our profit margin may also be hurt by an excess supply of soybeans from South America.
We plan, nevertheless, to continue to analyze and evaluate our operations in order to mitigate against factors affecting profitability. We plan to move forward with projects in 2016 that are expected to assist us to remain competitive and more capable of coping with an expected downturn. These projects will be focused on improving efficiencies and keeping our products competitive (superior product quality).
Results of Operations
Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31, 2015		Year Ended December 31, 2014
	$	% of Revenue	$	% of Revenue
Revenue	$367,560,428	100.0	$434,842,176	100.0
Cost of revenues	(342,658,664)	(93.2)	(412,855,361)	(94.9)
Operating expenses	(3,571,570)	(1.0)	(4,338,147)	(1.0)
Other income (expense)	1,622,212	0.4	2,417,840	0.6
Income tax expense	(570)	—	(1,870)	—
Net income (loss)	$22,951,836	6.2	$20,064,638	4.6
Revenue – Revenue decreased $67.3 million, or 15.5%, for the year ended December 31, 2015, compared to the same period in 2014. The decrease in revenues is primarily due to a decrease in the sales price of all our soybean products (meal, oil, hulls, and other co-products). The decrease in sales prices is primarily due to an increase in the supply of soybeans resulting from an improved harvest in late 2014. Partially offsetting the decrease in sales price is a 6.1% increase in the volume of soybeans processed during 2015, compared to 2014, which increased the sales volume of our soybean products.
Gross Profit/Loss – Gross profit increased $2.9 million, or 13.3%, during the year ended December 31, 2015, compared to the same period in 2014. The increase is due to a very strong export demand, a tight supply of soybean meal in early 2015, and a decrease in the cost of soybeans. The tight meal supply in early 2015 resulted from the 2014 soybean harvest, which was delayed due to rain throughout most of the U.S. This delay caused many U.S. soybean processors to fall behind on meal shipments. Fortunately, the rain avoided our operations during the 2014 harvest, which allowed us to capitalize on meeting other customers' needs. The decrease in soybean prices was due to an increased supply of soybeans in 2015, compared to 2014 when there was a very tight supply of soybeans throughout most of the U.S.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $767,000, or 17.7%, for the year ended December 31, 2015, compared to 2014. The decrease is due to accruing a $0.5 million allowance for potentially uncollectible accounts receivable in 2015, compared to $1.5 million in 2014.
Interest Expense – Interest expense decreased by $530,000, or 49.2%, for the year ended December 31, 2015, compared to the same period in 2014. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the year ended December 31, 2015 was approximately $3.4 million, compared to $16.5 million for the same period in 2014.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $1.3 million, or 37.9%, for the year ended December 31, 2015, compared to the same period in 2014. The decrease is due primarily to decreases in patronage allocations from our associated cooperatives, including CoBank and Minnesota Soybean Processors, and the quantity of crude soybean oil stored for the CBOT. In 2015, patronage distributions totaled $816,000, compared to $1.6 million in 2014.
Net Income/Loss – During the year ended December 31, 2015, we generated a net income of $23.0 million, compared to $20.1 million during the same period in 2014. The $2.9 million increase in net income is primarily attributable to an increase in gross profit associated with improved margins, increased production, and decreases in operating and interest expenses.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2015, we had working capital, defined as current assets less current liabilities, of approximately $28.1 million, compared to working capital of $21.9 million on December 31, 2014. Working capital increased between periods primarily due to an increase in net income. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.
Comparison of the Years Ended December 31, 2015 and 2014

	2015	2014
Net cash from operating activities	$24,410,610	$43,404,122
Net cash used for investing activities	(4,584,583)	(10,655,211)
Net cash used for financing activities	(12,177,511)	(22,005,015)
Cash Flows From (Used For) Operating Activities
The $19.0 million decrease in cash flows from operating activities is primarily attributed to a $23.7 million change in the decrease in inventory and a $6.6 million change in the decrease in accounts receivable during 2015, compared to 2014. During the year ended December 31, 2015, inventory decreased by approximately $7.4 million, compared to $31.1 million during the same period in 2014. In addition, accounts receivable decreased by $1.2 million in 2015, compared to a $7.8 million in 2014. The decreased cash flows from inventory and accounts receivable was partially offset by a $10.2 million change in the accrued commodity purchases during 2015, compared to 2014. The changes in inventories, accounts receivable and accrued commodity purchases are the result of the decrease in commodity prices following the large U.S. soybean harvests in 2014 and 2015.
Cash Flows From (Used For) Investing Activity
Cash flows used for investing activities decreased $6.1 million during the year ended December 31, 2015, compared to the same period in 2014. The decrease is the result of $5.8 million decrease in spending on capital improvements in 2015, compared to 2014. On December 19, 2014, we purchased an oilseed processing plant near Miller, South Dakota, which is approximately 100 miles west of our Volga facility.
Cash Flows From (Used For) Financing Activity
The $9.8 million decrease in cash flows used for financing activities is principally due to a $13.9 million decrease in payments on borrowings during the year ended December 31, 2015, compared to the same period in 2014. The decrease in cash flows used for financing activities was partially offset by an increase in distributions to members. We distributed a record $15.0 million in cash to members in 2015, compared to $11.0 million in 2014.

Comparison of the Years Ended December 31, 2014 and 2013

	2014	2013
Net cash from operating activities	$43,404,122	$22,136,230
Net cash used for investing activities	(10,655,211)	(2,695,485)
Net cash used for financing activities	(22,005,015)	(19,733,569)
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
Cash Flows From (Used For) Investing Activity
Cash flows used for investing activities increased $8.0 million during the year ended December 31, 2014, compared to the same period in 2013. The increase is the result of $5.5 million of additional spending on capital improvements and a $2.6 million decrease in distributions received in 2014, compared to 2013. We spent $11.0 million on capital improvements in 2014, compared to $5.4 million during the same period in 2013. On December 19, 2014, we purchased an oilseed processing plant. In 2014, we received a $125,000 distribution from CHS for the retirement of previous patronage allocations, compared to a $2.7 million distribution in 2013.
Cash Flows From (Used For) Financing Activity
The $2.3 million increase in cash flows used for financing activities is principally due to an increase in distributions to members. We distributed $11.0 million in cash to members during the year ended December 31, 2014, compared to $5.1 million during the same period in 2013.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $10.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. Beginning on March 20, 2017, the available credit line is reduced by $1.25 million every six months until the credit line’s maturity on September 20, 2020. We pay a 0.40% annual commitment fee on any funds not borrowed. There were no advances outstanding on the revolving term loan as of December 31, 2015 and 2014. Under this loan, $10.0 million was available to borrow as of December 31, 2015.
The second credit line is a revolving working capital (seasonal) loan that matures on September 30, 2016. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $15 million until May 1, 2016, at which time it decreases to $1 million until the loan's maturity date. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the working capital loan as of December 31, 2015 and 2014. Under this loan, $15.0 million was available to borrow as of December 31, 2015.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 2.88% and 3.16% as of December 31, 2015 and 2014, respectively. As of December 31, 2015 and 2014, the interest rate on the seasonal loan is 2.63% and 2.91%, respectively. We were in compliance with all covenants and conditions under the loans as of December 31, 2015 and the date of this filing.

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
Capital Expenditures
We invested approximately $5.2 million in capital expenditures for property and equipment during the year ended December 31, 2015, compared to approximately $11.0 million in capital expenditures during the year ended December 31, 2014. In 2015, we made several improvements to our small oilseed processing plant near Miller, South Dakota, as well as made several other miscellaneous improvements to enhance the quality and efficiency of our soybean crushing facility and oil refinery in Volga, South Dakota. Depending on our profitability in 2016, we anticipate spending between $5.0 million and $8.0 million on capital improvements in 2016. Our principal sources of funds are anticipated to be cash flows from operating activities.
Off Balance Sheet Financing Arrangements
Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are the rail car leases we use to distribute our products. We have several long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, FRS 1, GATX Corporation, GE Capital, and Trinity Capital. Total lease expense under these arrangements is approximately $3.0 million and $2.4 million for the years ended December 31, 2015 and 2014, respectively.
In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $129,000 and $127,000 for the years ended December 31, 2015 and 2014, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
Other Long-Term Commitments
We had a commitment under a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (H&I). This agreement, which expired on August 31, 2014, was for the handling, storage and transportation of soybeans to and from H&I’s facilities located in DeSmet, Hetland, and Arlington, South Dakota, at established rates per bushel. The agreement provided for an annual minimum payment of $200,000. Expenses under this agreement were $0 and $0.4 million for the years ended December 31, 2015 and 2014, respectively.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$930,000	$76,000	$152,000	$702,000	$—

Operating Lease Obligations	11,144,000	2,757,000	4,399,000	3,321,000	667,000

Total	$12,074,000	$2,833,000	$4,551,000	$4,023,000	$667,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Consolidated Balance Sheet.
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
An adverse change in market prices would not materially affect our profitability since we generally take opposite and offsetting positions by entering into commodity futures and forward contracts as economic hedges of price risk.
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
An adverse change in market prices would not materially affect our profitability since we generally take opposite and offsetting positions by entering into commodity futures and forward contracts as economic hedges of price risk.
Interest Rate Risk. We manage exposure to interest rate changes by using variable rate loan agreements with fixed rate options. Long-term loan agreements can utilize the fixed option through maturity; however, the revolving ability to pay down and borrow back would be eliminated once the funds were fixed.
As of December 31, 2015, we had $845,440 in fixed rate debt and $25 million of variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $250,000 per year.

Item 8. Financial Statements and Supplementary Data.
Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2015, 2014 and 2013.
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
As of December 31, 2015, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment using those criteria, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.
This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Item 9B. Other Information.
None.
PART III
Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a Definitive Proxy Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2015).
Part IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(a)(1)    Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2015. The financial statements appear on page F-2 of this Report.
(2)     All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.
(3)    Exhibits - See Exhibit Index following the Signature Page to this report. The following exhibits constitute management agreements, compensatory plans, or arrangements: Exhibits 10.10.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	March 23, 2016	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 23, 2016		/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 23, 2016	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 23, 2016	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	March 23, 2016	By	/s/ Paul Barthel
Paul Barthel, Manager

Dated:	March 23, 2016	By	/s/ Gary Duffy
Gary Duffy, Manager

Dated:	March 23, 2016	By	/s/ Paul Dummer
Paul Dummer, Manager

Dated:	March 23, 2016	By	/s/ Wayne Enger
Wayne Enger, Manager

Dated:	March 23, 2016	By	/s/ Gary Goplen
Gary Goplen, Manager

Dated:	March 23, 2016	By	/s/ Kent Howell
Kent Howell, Manager

Dated:	March 23, 2016	By	/s/ Jonathan Kleinjan
Jonathan Kleinjan

Dated:	March 23, 2016	By	/s/ Gary Kruggel
Gary Kruggel, Manager

Dated:	March 23, 2016	By	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Dated:	March 23, 2016	By	/s/ Doyle Renaas
Doyle Renaas, Manager

Dated:	March 23, 2016	By	/s/ Randy Tauer
Randy Tauer, Manager

Dated:	March 23, 2016	By	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Dated:	March 23, 2016	/s/ Lyle Trautman
Lyle Trautman, Manager

Dated:	March 23, 2016	/s/ Ardon Wek
Ardon Wek, Manager

Dated:	March 23, 2016	/s/ Gary Wertish
Gary Wertish, Manager

EXHIBIT INDEX**

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization.		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated.		Exhibit 3.1(ii) to the Registrant’s Form 8-K filed on June 19, 2014.

3.1(iii)	Articles of Amendment to Articles of Organization.		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002.

4.1	Form of Class A Unit Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.1	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002. (File No. 333-75804)

10.2	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003.		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.3	Security Agreement with CoBank dated June 17, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.4	Master Loan Agreement with CoBank dated March 14, 2012.		Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 14, 2012.

10.5	Amendment to Master Loan Agreement with CoBank dated July 23, 2013		Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on August 9, 2013.

10.6	Amendment to Master Loan Agreement with CoBank dated August 5, 2014		Exhibit 10.1 to the Registrant's Form 10Q filed with the Commission on August 12, 2014.

10.7	Amendment to Master Loan Agreement with CoBank dated July 15, 2015		Exhibit 10.1 to the Registrant's Form 10Q filed with the Commission on August 13, 2015

10.8	Monitored Revolving Credit Supplement dated July 16, 2015		Exhibit 10.3 to the Registrant’s Form 10-Q filed with the Commission on August 13, 2015.

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to
10.9	Monitored Revolving Term Loan Supplement dated July 15, 2015.		Exhibit 10.4 to the Registrant’s Form 10-Q filed with the Commission on August 13, 2015.

10.1	Thomas Kersting Employment Agreement dated August 18, 2015.		Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on August 21, 2015.

31.1	Rule13a-14(a)/15d-14(a) Certification by Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14 Certified by Chief Financial officer	X

32.1	Section 1350 Certification by Chief Executive Officer	X

32.2	Section 1350 Certification by Chief Financial Officer	X

  ** Documents can be found at www.sec.gov

South Dakota Soybean Processors, LLC

Consolidated Financial Statements

December 31, 2015, 2014, and 2013

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2015, 2014, and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of South Dakota Soybean Processors, LLC as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for the years ended December 31, 2015, 2014, and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Greenwood Village, Colorado
March 23, 2016

South Dakota Soybean Processors, LLC
Consolidated Balance Sheets
December 31, 2015 and 2014
___________________________________________________________________________________________________________________

	2015	2014
Assets
Current assets
Cash and cash equivalents	$18,392,462	$10,743,946
Trade accounts receivable, less allowance for uncollectible accounts (2015 - $495,000; 2014 - $0)	21,907,703	23,107,816
Inventories	26,318,232	33,688,242
Margin deposits	7,467,409	2,549,865
Prepaid expenses	1,676,576	1,455,776
Total current assets	75,762,382	71,545,645

Property and equipment	83,083,687	78,583,353
Less accumulated depreciation	(42,162,610)	(39,832,461)
Total property and equipment, net	40,921,077	38,750,892

Other assets
Investments in cooperatives	6,225,008	6,836,461
Other intangible assets, net	6,314	4,346
Total other assets	6,231,322	6,840,807

Total assets	$122,914,781	$117,137,344

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$7,485,907	$4,552,153
Current maturities of long-term debt	58,344	57,246
Accounts payable	1,471,367	1,318,838
Accrued commodity purchases	35,059,642	39,747,857
Accrued expenses	2,775,993	2,638,130
Accrued interest	229,805	359,896
Deferred liabilities - current	538,275	961,967
Total current liabilities	47,619,333	49,636,087

Long-term liabilities
Long-term debt, less current maturities	787,096	844,478
Deferred liabilities	—	51,782
Total long-term liabilities	787,096	896,260

Commitments and contingencies

Members' equity Class A Units, no par value, 30,419,000 units issued and outstanding	74,508,352	66,604,997

Total liabilities and members' equity	$122,914,781	$117,137,344

 The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC
Consolidated Statements of Operations
For the Years Ended December 31, 2015, 2014, and 2013
___________________________________________________________________________________________________________________

	2015	2014	2013

Net revenues	$367,560,428	$434,842,176	$468,833,992

Cost of revenues:
Cost of product sold	287,339,317	362,027,780	399,246,411
Production	22,817,827	20,754,231	18,653,510
Freight and rail	31,827,183	29,387,801	27,647,077
Brokerage fees	674,337	685,549	633,875
Total cost of revenues	342,658,664	412,855,361	446,180,873

Gross profit	24,901,764	21,986,815	22,653,119

Operating expenses:
Administration	3,571,570	4,338,147	2,884,760
Operating income	21,330,194	17,648,668	19,768,359

Other income (expense):
Interest expense	(546,648)	(1,076,620)	(1,665,339)
Other non-operating income	1,353,050	1,930,428	1,910,684
Patronage dividend income	815,810	1,564,032	1,169,071
Total other income (expense)	1,622,212	2,417,840	1,414,416

Income from continuing operations before income taxes	22,952,406	20,066,508	21,182,775

Income tax expense	(570)	(1,870)	(1,000)

Income from continuing operations	22,951,836	20,064,638	21,181,775

Gain on discontinued operations	—	—	9,272

Net income	$22,951,836	$20,064,638	$21,191,047

Basic and diluted earnings (loss) per capital unit:
Income from continuing operations	$0.75	$0.66	$0.70
Income from discontinuing operations	—	—	—
Net income	$0.75	$0.66	$0.70

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC
Consolidated Statements of Changes in Members’ Equity
For the Years Ended December 31, 2015, 2014, and 2013
___________________________________________________________________________________________________________________

	Class A Units
	Units	Amount

Balances, January 1, 2013	30,419,000	$36,348,365

Net income	—	21,191,047

Distribution to members	—	(11,000,000)

Decrease in subscriptions receivable	—	2,259

Balances, December 31, 2013	30,419,000	46,541,671

Net income	—	20,064,638

Distribution to members	—	(1,312)

Balances, December 31, 2014	30,419,000	66,604,997

Net income	—	22,951,836

Distributions to members	—	(15,048,481)

Balances, December 31, 2015	30,419,000	$74,508,352

The accompanying notes are an integral part of these consolidated financial statements.

South Dakota Soybean Processors, LLC
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2015, 2014, and 2013
___________________________________________________________________________________________________________________

	2015	2014	2013
Operating activities
Net income	$22,951,836	$20,064,638	$21,191,047
Gain from discontinued operations	—	—	(9,272)
Income from continued operations	22,951,836	20,064,638	21,181,775
Charges and credits to net income from continuing operations not affecting cash:
Depreciation and amortization	2,902,546	2,188,890	2,059,867
(Gain) loss on sales of property and equipment	127,837	(19,401)	(7,391)
Non-cash patronage dividends	—	(896,799)	(591,099)
Change in current assets and liabilities	(1,571,609)	22,065,294	(576,878)
Net cash from operating activities of continuing operations	24,410,610	43,402,622	22,066,274
Net cash from operating activities of discontinued operations	—	1,500	69,956
Net cash from operating activities	24,410,610	43,404,122	22,136,230

Investing activities
Retirement of patronage dividends	611,453	124,819	2,724,450
Decrease in member loans	—	145,707	1,349
Proceeds from sales of property and equipment	29,600	52,500	14,000
Purchase of property and equipment	(5,225,636)	(10,981,737)	(5,435,284)
Net cash used for investing activities of continued operations	(4,584,583)	(10,658,711)	(2,695,485)
Net cash from investing activities of discontinued operations	—	3,500	—
Net cash used for investing activities	(4,584,583)	(10,655,211)	(2,695,485)

Financing activities
Change in excess of outstanding checks over bank balances	2,933,754	(7,817,712)	12,369,865
Net (payments) proceeds from seasonal borrowings	—	—	(16,917,303)
Distributions to members	(15,048,481)	(11,001,312)	(5,076,105)
Decrease in subscriptions receivable	—	—	2,259
Payments for debt issue costs	(6,500)	—	—
Proceeds from long-term debt	68,154,464	20,103,229	23,157,209
Principal payments on long-term debt	(68,210,748)	(23,289,220)	(33,269,494)
Net cash used for financing activities	(12,177,511)	(22,005,015)	(19,733,569)

(continued on next page)

South Dakota Soybean Processors, LLC
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2015, 2014 and 2013
____________________________________________________________________________________________

	2015	2014	2013

Net change in cash and cash equivalents	7,648,516	10,743,896	(292,824)

Cash and cash equivalents, beginning of year	10,743,946	50	292,874

Cash and cash equivalents, end of year	$18,392,462	$10,743,946	$50

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$676,739	$1,044,151	$1,786,707

Income taxes	$—	$—	$—

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
Cash and cash equivalents
The Company considers all highly liquid investment instruments with original maturities of three months or less at the time of acquisition to be cash equivalents.
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

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Deferred revenue
The Company recognizes revenues as earned. Amounts received in advance of the period in which service is rendered are recorded as a liability under “Deferred liabilities”.
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
Advertising costs
Advertising and promotion costs are expensed as incurred. The Company incurred $29,000, $28,000, and $26,000, of advertising costs on continuing operations in the years ended December 31, 2015, 2014, and 2013, respectively.
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
The Company has evaluated the provisions of FASB ASC 740-10 (previously Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes) for uncertain tax positions. As of December 31, 2015 and 2014, the unrecognized tax benefit accrual was zero.
The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.
As of December 31, 2015, the book value of the Company’s net assets exceeds the tax basis of those assets by approximately $12.7 million.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2012.  We currently have no tax years under examination.
Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2017. Management has not yet assessed the impact, if any, of adopting this standard.
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
FASB issued ASU No. 2016-02 (Leases). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for annual reporting periods beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. Management has not yet assessed the impact, if any, of adopting this standard.
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

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

The following table presents the aging analysis of trade receivables as of December 31, 2015 and 2014:

	2015	2014
Past due:
Less than 30 days past due	$2,750,039	$1,732,449
30-59 days past due	145,276	430,671
60-89 days past due	32,540	23,500
Greater than 90 days past due	776,026	38,892
Total past due	3,703,881	2,225,512
Current	18,698,822	20,882,304
Totals	$22,402,703	$23,107,816
The following table provides information regarding the Company’s allowance for doubtful accounts receivable of continued operations as of December 31, 2015, 2014, and 2013:

	2015	2014	2013
Balances, beginning of year	$—	$—	$—
Amounts charged (credited) to costs and expenses	511,404	1,516,052	20,487
Additions (deductions)	(16,404)	(1,516,052)	(20,487)
Balances, end of year	$495,000	$—	$—
In general cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.
Note 3 - Inventories
 The Company’s inventories consist of the following as of December 31:

	2015	2014
Finished goods	$19,072,452	$16,712,923
Raw materials	6,984,054	16,695,668
Supplies & miscellaneous	261,726	279,651
Totals	$26,318,232	$33,688,242
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.
Note 4 - Margin Deposits
The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2015, the Company’s futures contracts all mature within 12 months.
Note 5 - Discontinued Operations
In 2011 the Company determined to discontinue operations of its polyurethane segment, including its wholly-owned subsidiary USSC, and put the assets and business up for sale. The Company decided to discontinue and sell this division primarily because it has incurred significant operating losses over the past several years. Results of operations and the related charges for discontinued operations have been classified as “Loss on discontinued operations” on the accompanying consolidated statements of operations. Assets and liabilities of the discontinued operations have been

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

reclassified and reflected on the accompanying consolidated balance sheets as “Assets of discontinued operations” and “Liabilities of discontinued operations” accordingly. For comparative purposes, all prior periods presented have been restated to reflect the reclassifications on a consistent basis.
Sales revenue from the polyurethane segment for the years ended December 31, 2015, 2014, and 2013 were $0, $0, and $2,239, respectively. During 2012, the Company sold the patents, other intellectual property, and property and equipment, incurring a loss on the sales totaling $(161,812). The gains (losses) from discontinued operations of this division were $0, $0, and $9,272 for the years ended December 31, 2015, 2014, and 2013, respectively.
The assets and liabilities of the discontinued operations are presented separately under the captions “Assets of discontinued division” and “Liabilities of discontinued division,” respectively, in the accompanying balance sheets at December 31, 2015 and 2014, and consist of the following:

	2015	2014
Assets of discontinued division:
Property and equipment, net	$—	$—
Total assets	$—	$—

	2015	2014
Liabilities of discontinued division:
Accounts payable	$—	$—
Accrued expenses	—	—
Total liabilities	$—	$—
In 2014, the Company decided to utilize the remaining assets of the discontinued division and reclassified them as property and equipment.
Note 6 - Investments in Cooperatives
The Company’s investments in cooperatives consist of the following at December 31:

	2015	2014
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$4,710,159	$4,785,158
Class B Preferred Shares, 8% non-cumulative, convertible	—	575,000
CoBank	1,514,849	1,476,303
Totals	$6,225,008	$6,836,461
During the years ended December 31, 2015 and 2014, the Company received $0 and $124,819, respectively, from CHS for the retirement of previous retained patronage allocations.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 7 - Property and Equipment
The following is a summary of property and equipment at December 31:

	2015			2014
	Cost	Accumulated Depreciation	Net	Net
Land	$543,816	$—	$543,816	$443,816
Land improvements	1,188,252	(207,813)	980,439	630,082
Buildings and improvements	17,618,850	(7,469,141)	10,149,709	9,610,552
Machinery and equipment	60,527,459	(33,548,026)	26,979,433	19,191,883
Company vehicles	127,965	(51,024)	76,941	43,332
Furniture and fixtures	1,469,891	(886,606)	583,285	699,388
Construction in progress	1,607,454	—	1,607,454	8,131,839
Totals	$83,083,687	$(42,162,610)	$40,921,077	$38,750,892
Depreciation of property and equipment of continued operations amounts to $2,898,014, $2,186,958, and $2,057,935 for the years ended December 31, 2015, 2014, and 2013, respectively.
Note 8 - Other Intangible Assets
The following table provides information regarding the Company’s other intangible assets as of December 31, 2015 and 2014:

			Accumulated
Intangible Assets	Life	Cost	Amortization	Net
As of December 31, 2015:
Loan Origination Costs	3 - 7 years	$19,700	$(13,386)	$6,314

As of December 31, 2014:
Loan Origination Costs	7 years	$13,200	$(8,854)	$4,346
Amortization expense on the loan origination costs amounts to $4,532, $1,932, and $1,932 for the years ended December 31, 2015, 2014, and 2013, respectively.
Future amortization expense related to the loan origination costs is expected to be approximately:

For the years ending December 31:
2016	$4,532
2017	1,782
Total	$6,314
Note 9 - Notes Payable - Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires September 30, 2016. The purpose of the credit agreement is to finance inventory and accounts receivable. Under this agreement, the Company may borrow up to $15 million between October 1, 2015 and April 30, 2016 and $1 million between May 1 and September 30, 2016. Interest accrues at a variable rate (2.63% at December 31, 2015). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were no advances outstanding at December 31, 2015 and 2014. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $15,000,000 as of December 31, 2015.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 10 - Long-Term Debt

	2015	2014
Revolving term loan from CoBank, interest at variable rates (2.88% and 3.16% at December 31, 2015 and 2014, respectively), secured by substantially all property and equipment. Loan matures September 20, 2020.	$—	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	845,440	901,724
	845,440	901,724
Less current maturities	(58,344)	(57,246)
Totals	$787,096	$844,478
The Company entered into an agreement as of July 15, 2015 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term and seasonal loans. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $10,000,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,250,000 every six months starting March 20, 2017 until maturity on September 20, 2020. The Company pays a 0.40% annual commitment fee on any funds not borrowed. There were no advances outstanding of the revolving term loan as of December 31, 2015 and 2014. The remaining commitments available to borrow on the revolving term loan are $10.0 million as of December 31, 2015.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2015.
Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority $964,070 for purposes of making improvements to the railway infrastructure near the Company's soybean processing facility near Volga, South Dakota. In consideration of this secured loan, the Company agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus interest. This guarantee was converted into a direct obligation of the Company's on October 16, 2013, when the Company received the entire loan proceeds and assumed responsibility for paying the annual principal and interest payments.
The minimum principal payments on long-term debt obligations are as follows as of December 31, 2015:

For the years ending December 31:
2016	$58,344
2017	59,558
2018	60,749
2019	61,964
2020	604,825
Total	$845,440
Note 11 - Employee Benefit Plans
The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of an employee's contributed earnings. The amounts charged to expense under continuing operations under this plan were approximately $157,000, $116,000, and $125,000 for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company's Board of Managers approved payment of a profit-based incentive bonus to be awarded to eligible employees following the close of each fiscal year. The Board has allocated approximately 4.6% of profits over $2 million to fund this benefit. Individual amounts are based upon criteria determined by a formula that considers current pay, level of responsibility, and impact on profits of each position. The amounts charged to expense under continuing

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

operations under this incentive were approximately $995,000, $815,000, and $911,000 for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company had a deferred compensation plan for key employees. The plan provided for the Company to pay these employees in five equal annual installments upon retirement. The future payments were discounted at 8%. In February 2015, the Company approved to eliminate this plan and negotiated a settlement with the one remaining qualified employee. The amount recognized as expense (benefit) during the years ended December 31, 2015, 2014, and 2013 was $20,000, $25,000, $10,000, respectively. The Company made payments of approximately $71,827, $11,827, and $11,827 for the years ended December 31, 2015, 2014, and 2013, respectively. Deferred compensation payable is $0 and $51,782 as of December 31, 2015 and 2014, respectively.
Note 12 - Commitments
The Company has operating leases for 252 rail cars from GE Capital. The leases require monthly payments of $100,966. The Company also leases 157 rail cars from Trinity Capital. These leases require monthly payments of $75,099. The Company also leases 64 rail cars from Flagship Rail Services. This lease requires monthly payments of $27,200. The Company also leases 15 rail cars from GATX Corporation. This lease requires monthly payments of $10,050. The Company also leases 30 rail cars from American Railcar Leasing, Inc. This lease requires monthly payments of $30,780. The leases began between 1996 and 2015 and have terms ranging from 5-18 years. Lease expense for all rail cars was $2,987,265, $2,377,908, and $2,237,863 for the years ended December 31, 2015, 2014, and 2013, respectively. Prior to August 1, 2013, the Company generated revenues from the use of 317 of these rail cars on other railroads. Such revenues were $1,071, $679, and $760,201 for the years ended December 31, 2015, 2014, and 2013, respectively.
On September 1, 2011, the Company renewed a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (“H&I”). This agreement was for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland and Arlington, South Dakota, at established rates per bushel. The agreement provided for an annual minimum payment of $200,000. The agreement expired on August 31, 2014. Expenses under the agreements with H&I were $0, $404,595, and $1,474,568 for the years ended December 31, 2015, 2014, and 2013, respectively.
The Company also has a number of other operating leases for machinery and equipment. Rental expense for continuing operations under these other operating leases was $128,780, $126,662, and $144,344 for the years ended December 31, 2015, 2014, and 2013, respectively.
The following is a schedule of future minimum payments required under these operating commitments.

	Rail Cars	Other	Total
Year ended December 31:
2016	$2,704,000	$53,000	$2,757,000
2017	2,515,000	25,000	2,540,000
2018	1,845,000	14,000	1,859,000
2019	1,774,000	8,000	1,782,000
2020	1,535,000	3,000	1,538,000
Thereafter	668,000	—	668,000
Totals	$11,041,000	$103,000	$11,144,000

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 13 - Cash Flow Information
The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2015	2014	2013
(Increase) decrease in assets:
Trade accounts receivable	$1,200,113	$7,820,461	$(332,115)
Inventories	7,370,010	31,110,215	7,671,042
Margin account deposit	(4,917,544)	(862,685)	(62,615)
Prepaid expenses	(220,800)	76,101	(506,995)
	3,431,779	38,144,092	6,769,317

	2015	2014	2013
Increase (decrease) in liabilities:
Accounts payable	152,529	(610,479)	117,131
Accrued commodity purchases	(4,688,215)	(14,925,455)	(7,747,911)
Accrued expenses and interest	7,772	(642,710)	950,327
Deferred liabilities	(475,474)	99,846	(665,742)
	(5,003,388)	(16,078,798)	(7,346,195)

Totals	$(1,571,609)	$22,065,294	$(576,878)
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
As of December 31, 2015 and 2014, the value of the Company’s open futures, options and forward contracts was approximately $2,211,112 and $(1,870,229), respectively.

		Amounts As of December 31, 2015
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$10,599,610	$8,296,932
Foreign exchange contracts	Current Assets	75,319	166,885
Totals		$10,674,929	$8,463,817

		Amounts As of December 31, 2014
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$8,242,480	$10,057,448
Foreign exchange contracts	Current Assets	50,540	105,801
Totals		$8,293,020	$10,163,249

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

During the years ended December 31, 2015, 2014, and 2013, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the Year Ending December 31:
	2015	2014	2013
Derivatives not designated as hedging instruments:
Commodity contracts	$3,526,586	$(1,184,594)	$1,113,206
Foreign exchange contracts	130,914	(8,573)	9,072
Totals	$3,657,500	$(1,193,167)	$1,122,278
The Company recorded gains (losses) of $3,657,500, $(1,193,167), and $1,122,278 in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2015, 2014, and 2013, respectively.
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

The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2015 and 2014:

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$2,302,679	$23,489,685	$—	$25,792,364
Margin deposits	$7,467,409	$—	$—	$7,467,409
Assets of discontinued division	$—	$—	$—	$—

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
The following table presents the changes in Level 3 instruments measured on a recurring basis for the years ended December 31, 2015 and 2014.

	2015	2014
Beginning balance	$—	$155,421
Transfers	—	(150,421)
Sales	—	(5,000)
Settlements	—	—
Net gains (losses) included in earnings	—	—
Ending balance	$—	$—
Note 16 - Business Credit Risk and Concentrations
The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables from continuing operations were $22,494,957 and $23,078,461 at December 31, 2015 and 2014, respectively.
Soybean meal sales accounted for approximately 61%, 63%, and 58% of total revenues from continuing operations for the years ended December 31, 2015, 2014, and 2013, respectively. Soybean oil sales represented approximately 35%, 33%, and 38% of total revenues for the years ended December 31, 2015, 2014, and 2013, respectively.

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Net revenue by geographic area for the years ended December 31, 2015, 2014, and 2013 are as follows:

	2015	2014	2013
United States	$294,345,947	$335,832,896	$395,581,058
Canada	73,214,481	99,009,280	73,252,934
Totals	$367,560,428	$434,842,176	$468,833,992
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
On February 3, 2015, the Company's Board of Managers approved a cash distribution of approximately $15.0 million, or 49.3 cents per capital unit. The distribution was paid in accordance with the Company's operating agreement and distribution policy on February 5, 2015.
Prior to June 2014, the Company had been accruing member distributions payable due to a provision in the Company's Operating Agreement requiring a minimum distribution of thirty percent (30%) of the previous year's net income. At the Company's Annual Meeting of Members held on June 17, 2014, the members approved a resolution eliminating the minimum distribution; therefore, the Company immediately ceased accruing any liability for member distributions. At December 31, 2014 and 2013, the Company had member distributions payable of $0.0 million and $0.0 million, respectively.
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
On November 5, 2015, an incident occurred at the Volga, South Dakota facility which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. The Company has reported the accident to the Occupational Safety and Health Administration ("OSHA"), which is conducting an investigation. No civil lawsuit has been filed. The Company has notified its respective insurance carriers.
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

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Segment information for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Soybean Processing	Polyurethane	Total
For the Year Ended December 31, 2015:
Sales to external customers	$367,560,428	$—	$367,560,428
Intersegment sales	—	—	—
Depreciation and amortization	2,902,546	—	2,902,546
Interest expense	546,648	—	546,648
Segment profit (loss)	22,951,836	—	22,951,836
Segment assets	122,914,781	—	122,914,781
Expenditures for segment assets	5,225,636	—	5,225,636

For the Year Ended December 31, 2014:
Sales to external customers	$434,842,176	$—	$434,842,176
Intersegment sales	—	—	—
Depreciation and amortization	2,188,890	—	2,188,890
Interest expense	1,076,620	—	1,076,620
Segment profit (loss)	20,064,638	—	20,064,638
Segment assets	117,137,344	—	117,137,344
Expenditures for segment assets	10,981,737	—	10,981,737

For the Year Ended December 31, 2013:
Sales to external customers	$468,833,992	$2,239	$468,836,231
Intersegment sales	—	—	—
Depreciation and amortization	2,059,867	—	2,059,867
Interest expense	1,665,339	—	1,665,339
Segment profit (loss)	21,181,775	9,272	21,191,047
Segment assets	135,001,098	155,421	135,156,519
Expenditures for segment assets	5,435,284	—	5,435,284
Note 20 - Subsequent Events
Except for the event listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.
On January 19, 2016, the Company’s Board of Managers declared a cash distribution to its members of approximately $15.0 million. The distribution was issued and paid to members in accordance with the Company's operating agreement and distribution policy on February 8, 2016.