Form 10-Q
period 2016-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2016-05-12
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2016

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 11, 2016, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
March 31, 2016 and 2015

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$388,000	$18,392,462
Trade accounts receivable, less allowance for uncollectible accounts of $356,966 and $495,000 at March 31, 2016 and December 31, 2015, respectively	20,128,401	21,907,703
Inventories	30,600,565	26,318,232
Margin deposits	3,599,268	7,467,409
Prepaid expenses	1,387,735	1,676,576
Total current assets	56,103,969	75,762,382

Property and equipment	83,738,618	83,083,687
Less accumulated depreciation	(42,949,099)	(42,162,610)
Total property and equipment, net	40,789,519	40,921,077

Other assets
Investments in cooperatives	6,231,233	6,225,008
Convertible note receivable	750,000	—
Other intangible assets, net	5,181	6,314
Total other assets	6,986,414	6,231,322

Total assets	$103,879,902	$122,914,781

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$3,836,354	$7,485,907
Current maturities of long-term debt	58,344	58,344
Accounts payable	1,393,689	1,471,367
Accrued commodity purchases	23,312,861	35,059,642
Accrued expenses	2,090,426	2,775,993
Accrued interest	96,235	229,805
Deferred liabilities - current	784,180	538,275
Total current liabilities	31,572,089	47,619,333

Long-term debt, less current maturities	9,091,357	787,096

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at March 31, 2016 and December 31, 2015	63,216,456	74,508,352

Total liabilities and members' equity	$103,879,902	$122,914,781

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2016 and 2015

	2016	2015

Net revenues	$84,697,915	$99,007,604

Cost of revenues:
Cost of product sold	66,835,902	78,804,782
Production	5,622,852	5,270,187
Freight and rail	8,763,936	7,696,470
Brokerage fees	163,348	125,955
Total cost of revenues	81,386,038	91,897,394

Gross profit	3,311,877	7,110,210

Operating expenses:
Administration	809,180	721,971

Operating income	2,502,697	6,388,239

Other income (expense):
Interest expense	(69,022)	(157,463)
Other non-operating income	455,855	395,354
Patronage dividend income	860,846	815,798
Total other income (expense)	1,247,679	1,053,689

Income before income taxes	3,750,376	7,441,928

Income tax benefit (expense)	6,209	—

Net income	$3,756,585	$7,441,928

Basic and diluted earnings per capital unit	$0.12	$0.24

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Three Months March 31, 2016 and 2015

	2016	2015
Operating activities
Net income	$3,756,585	$7,441,928
Charges and credits to net income not affecting cash:
Depreciation and amortization	787,622	591,381
Gain on sales of property and equipment	(130,000)	—
Non-cash patronage dividends	(6,225)	—
Change in current assets and liabilities	(10,743,740)	(11,355,039)
Net cash used for operating activities	(6,335,758)	(3,321,730)

Investing activities
Proceeds from sale of investments	—	536,453
Purchase of convertible note receivable	(750,000)	—
Proceeds from sales of property and equipment	130,000	—
Purchase of property and equipment	(654,931)	(1,070,863)
Net cash used for investing activities	(1,274,931)	(534,410)

Financing activities
Change in excess of outstanding checks over bank balances	(3,649,553)	(1,639,591)
Distributions to members	(15,048,481)	(15,048,481)
Payments for debt issue costs	—	(6,500)
Proceeds from long-term debt	26,283,229	24,691,691
Principal payments on long-term debt	(17,978,968)	(14,810,115)
Net cash used for financing activities	(10,393,773)	(6,812,996)

Net change in cash and cash equivalents	(18,004,462)	(10,669,136)

Cash and cash equivalents, beginning of period	18,392,462	10,743,946

Cash and cash equivalents, end of period	$388,000	$74,810

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$202,592	$218,275

Income taxes	$—	$—

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
In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The balance sheet data as of December 31, 2015 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2016.
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
Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which is effective for annual reporting periods beginning after December 15, 2018. Management is currently evaluating the impact of adopting this standard but does not anticipate a material impact to its financial statements.
The FASB issued ASU No. 2015-11 (Inventory: Simplifying the Measurement of Inventory), which is effective for annual reporting periods beginning after December 15, 2016.  Management is currently evaluating the impact of adopting this standard but does not anticipate a material impact to its financial statements.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

off. The Company’s estimate of the allowance for doubtful accounts is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.

The following table presents the aging analysis of trade receivables as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Past due:
Less than 30 days past due	$3,368,945	$2,750,039
30-60 days past due	216,579	145,276
60-90 days past due	—	23,500
Greater than 90 days past due	839,170	776,026
Total past due	4,424,694	3,694,841
Current	16,060,673	18,698,822

Totals	$20,485,367	$22,393,663

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Balances, beginning of period	$495,000	$—
Amounts charged (credited) to costs and expenses	—	511,404
Additions (deductions)	(138,034)	(16,404)

Balances, end of period	$356,966	$495,000

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

Note 3 -           Inventories

The Company’s inventories consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Finished goods	$11,941,158	$19,072,452
Raw materials	18,397,681	6,984,054
Supplies & miscellaneous	261,726	261,726

Totals	$30,600,565	$26,318,232

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 4 -         Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$4,710,158	$4,710,159
CoBank	1,521,075	1,514,849

Totals	$6,231,233	$6,225,008

Note 5 -         Convertible Note Receivable
On January 12, 2016, the Company purchased a secured convertible promissory note from DAST, LLC (dba "Prairie AquaTech") with a face amount of $750,000. Interest accrues on the note at the rate of 10% per annum and will be due with the principal on December 31, 2016 unless the note is converted earlier. The entire principal amount and, at the option of the Company, all accrued interest will automatically convert into preferred capital units in Prairie AquaTech when it closes its next preferred equity financing prior to the due date of the note. The quantity of capital units that the Company is entitled to receive upon such conversion shall be determined by dividing the outstanding principal amount and any accrued interest on this note by 11.00. The note is secured by substantially all assets including intellectual property.
Note 6 -         Property and Equipment

The following is a summary of the Company's property and equipment at March 31, 2016 and December 31, 2015:

	2016			2015
	Cost	Accumulated Depreciation	Net	Net
Land	$543,816	$—	$543,816	$543,816
Land improvements	1,188,252	(227,133)	961,119	980,439
Buildings and improvements	17,683,230	(7,579,371)	10,103,859	10,149,709
Machinery and equipment	60,705,927	(34,168,211)	26,537,716	26,979,433
Company vehicles	127,966	(56,631)	71,335	76,941
Furniture and fixtures	1,562,542	(917,753)	644,789	583,285
Construction in progress	1,926,885	—	1,926,885	1,607,454

Totals	$83,738,618	$(42,949,099)	$40,789,519	$40,921,077

Depreciation of property and equipment was $786,489 and $590,338 for the three months ended March 31, 2016 and 2015, respectively.

Note 7 -         Note Payable – Seasonal Loan
Prior to the amendment described in Note 12, the Company has entered into a revolving credit agreement with CoBank which expires September 30, 2016. The purpose of the credit agreement is to finance inventory and accounts receivable. Under this agreement, the Company may borrow up $15 million between October 1, 2015 and April 30, 2016 and $1 million between May 1 and September 30, 2016. Interest accrues at a variable rate (2.64% at March 31, 2016). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were no advances outstanding at March 31, 2016 and December 31, 2015. The remaining funds available to borrow under the terms of the revolving credit agreement are $15.0 million as of March 31, 2016.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 8 -         Long-Term Debt

The following is a summary of the Company's long-term debt at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Revolving term loan from CoBank, interest at variable rates (2.89% and 2.88% at March 31, 2016 and December 31, 2015, respectively), secured by substantially all property and equipment. Loan matures September 20, 2020.	$8,304,261	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	845,440	845,440
	9,149,701	845,440
Less current maturities	(58,344)	(58,344)

Totals	$9,091,357	$787,096

The Company entered into an agreement as of July 15, 2015 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term and seasonal loans. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $10,000,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,250,000 every six months starting March 20, 2017 until maturity on September 20, 2020. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $8,304,261 and $0 as of March 31, 2016 and December 31, 2015, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $1.7 million as of March 31, 2016.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2016.

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

The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended March 31:

2017	$58,344
2018	2,113,819
2019	2,560,749
2020	2,561,964
2021	1,854,825

Total	$9,149,701

Note 9 -        Member Distribution

On January 19, 2016, the Company’s Board of Managers approved a cash distribution of approximately $15.0 million, or 49.5¢ per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 8, 2016.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 10 -         Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded in inventory on the Company’s condensed balance sheets at fair value as discussed in Note 11, Fair Value of Financial Instruments.

As of March 31, 2016 and December 31, 2015, the value of the Company’s open futures, options and forward contracts was approximately $328,291 and $2,211,112, respectively.

		As of March 31, 2016
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$6,437,265	$6,098,950
Foreign exchange contracts	Current Assets	76,624	86,648

Totals		$6,513,889	$6,185,598

		As of December 31, 2015
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$10,599,610	$8,296,932
Foreign exchange contracts	Current Assets	75,319	166,885

Totals		$10,674,929	$8,463,817

During the three-month periods ended March 31, 2016 and 2015, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months March 31,
	2016	2015
Derivatives not designated as hedging instruments:
Commodity contracts	$2,018,929	$2,198,975
Foreign exchange contracts	(16,996)	91,889

Totals	$2,001,933	$2,290,864

The Company recorded gains (losses) of $2,001,933 and $2,290,864 in cost of goods sold related to its commodity derivative instruments for the three-month periods ended March 31, 2016 and 2015, respectively.

Note 11 -       Fair Value of Financial Instruments
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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2016 and December 31, 2015:

	Fair Value as of March 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$338,315	$29,792,020	$—	$30,130,335
Margin deposits	$3,599,268	$—	$—	$3,599,268

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$2,302,679	$23,489,685	$—	$25,792,364
Margin deposits	$7,467,409	$—	$—	$7,467,409
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
Note 12 -       Subsequent Event
Except for the event listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

On May 5, 2016, the Company entered into an amendment of the seasonal loan agreement with CoBank. The amount that the Company may borrow under the seasonal loan is increased from $1 million to $10 million from the date of the amendment until the loan matures on September 30, 2016. All other material items and conditions under the seasonal loan agreement remain unchanged following this amendment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2016, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2015. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2015.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
For the first quarter of 2016, we recorded a net income of $3.8 million. Our income decreased compared to previous quarters and first quarter of 2015 because of narrowing margins. Despite a plentiful soybean supply, both in the U.S. and locally, we experienced a decrease in demand for our products. The decrease in demand is due in part from increased competition from South America and an increase in additional capacity within the U.S. soybean industry.
Our results of operations going forward in 2016 will depend on how we deal with current trends. Soybean meal, our primary product and the key driver of our margins, is currently experiencing excessive supply in the U.S. domestic market. For meal margins to improve, we will need growth in export demand which currently is slightly down compared to 2015.
Soybean oil products are providing mixed results. We are benefiting from steady demand from the food sector, but less so from the biodiesel sector. While it is not unusual to experience sluggish demand for biodiesel during the first quarter, this trend generally changes toward the end of the quarter. Unfortunately, this did not happen during the first quarter of 2016 and, with the low petroleum prices, we do not envision increased demand in the near term.
Fortunately, we continue to benefit from an ample supply of good quality soybeans and the good basis levels at which we've been able to purchase our soybeans. We are cautiously optimistic this trend will continue through summer and will facilitate our plants operating at full capacity.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2016 and 2015

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	$	% of Revenue	$	% of Revenue
Revenue	$84,697,915	100.0	$99,007,604	100.0
Cost of revenues	(81,386,038)	(96.1)	(91,897,394)	(92.8)
Operating expenses	(809,180)	(1.0)	(721,971)	(0.7)
Other income (expense)	1,247,679	1.5	1,053,689	1.1
Income tax benefit (expense)	6,209	—	—	—

Net income	$—	—	$—	—
Revenue – Revenue decreased $14.3 million, or 14.5%, for the three-month period ended March 31, 2016, compared to the same period in 2015. The decrease in revenues is primarily due to a decrease in the sales price of all our soybean products (meal, oil and hulls). The decrease in sales price is primarily due to an increase in the supply of soybeans resulting from an improved harvest last fall. Partially offsetting the decrease in revenue was a 9.5% increase in the quantity of soybeans processed, which increased the sales volume of our soybean products.
Gross Profit/Loss – Gross profit decreased $3.8 million, or 53.4%, for the three-month period ended March 31, 2016, compared to the same period in 2015. The decrease in gross profit was primarily due to a weakened demand for soybean meal caused by competition from South America and additional production in U.S. due to a plentiful soybean supply.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $0.1 million for the three-month period ended March 31, 2016, compared to the same period in 2015. The increase is due mostly to an increase in professional fees.
Interest Expense – Interest expense decreased $88,000, or 56.2%, during the three months ended March 31, 2016, compared to the same period in 2015. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the three-month period ended March 31, 2016 was approximately $4.7 million, compared to $7.2 million for the same period in 2015.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $106,000, or 8.7%, during the three-month period ended March 31, 2016, compared to the same period in 2015. The increase is primarily due to a $130,000 gain on sale of equipment during the quarter ended March 31, 2016, compared to $0 during the same period in 2015.
Net Income/Loss – During the three months ended March 31, 2016, we generated a net income of $3.8 million, compared to $7.4 million for the same period in 2015. The $3.6 million decrease in net income is primarily attributable to a decrease in gross profit associated with a deteriorating demand for soybean meal. Soybean meal demand decreased due to increased competition from South America and an increase in crushing capacity in the U.S.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2016 and 2015, we had working capital, defined as current assets less current liabilities, of approximately $24.5 million and $24.2 million, respectively. While working capital was positively affected by approximately $19.3 million in net income since March 31, 2015, it was offset by a $15.0 million distribution to members and $5.8 million in purchases of property and equipment during that same period. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

The following is a summary of our cash flow from operating, investing and financing activities for each of the three-month periods ended March 31, 2016 and 2015:

	2016	2015
Net cash used for operating activities	$(6,335,758)	$(3,321,730)
Net cash used for investing activities	(1,274,931)	(534,410)
Net cash used for financing activities	(10,393,773)	(6,812,996)
Cash Flows Used for Operations
The $3.0 million increase in cash flows used for operating activities is primarily attributed to $9.9 million change in inventory and a $1.4 million change in the decrease in accounts receivable during the first quarter of 2016, compared to the same period in 2015. During the first quarter of 2016, inventory increased by approximately $4.3 million, compared to a decrease of $5.6 million during the same period in 2015. In addition, accounts receivable decreased by $1.8 million during the three months ended March 31, 2016, compared to $3.1 million during the same period in 2015. The decrease in cash flows from inventory and accounts receivable was partially offset by a $8.6 million change in the decrease in accrued commodity purchases during the quarter ended March 31, 2016, compared to the same period in 2015. The changes in inventory, accounts receivable and accrued commodity purchases are the result of a drop in commodity prices due to a large soybean supply following record soybean harvest the past two years.
Cash Flows Used For Investing Activities
The $0.7 million increase in cash flows used for investing activities is due to the purchase of a $750,000 convertible note receivable during the quarter ended March 31, 2016, compared to $0 during the same period in 2015.
Cash Flows Used For Financing Activities
The $3.6 million increase in cash flows used for financing activities is principally due to a decrease in net proceeds on borrowings during the three months ended March 31, 2016, compared to the same period in 2015. The decrease in borrowings is largely due to a drop in commodity prices caused by an abundant soybean supply and increased competition from South America.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $10.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. Beginning on March 20, 2017, the available credit line is reduced by $1.25 million every six months until the credit line’s maturity on September 20, 2020. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $8.3 million and $0 as of March 31, 2016 and December 31, 2015, respectively. There were $1.7 million in additional funds available to borrow under this loan as of March 31, 2016.
The second credit line is a revolving working capital (seasonal) loan that matures on September 30, 2016. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line was $15 million until May 1, 2016, at which time it was to decrease to $1 million until the loan's maturity date. On May 5, 2016, the Company and CoBank agreed to amend the seasonal loan agreement to increase available borrowings to $10 million until the loan matures on September 30, 2016. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the seasonal loan as of March 31, 2016 and December 31, 2015.  Under this loan, there was $15.0 million in available funds to borrow as of March 31, 2016.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is

2.89% and 2.88% as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the interest rate on the seasonal loan is 2.64% and 2.91%, respectively. We were in compliance with all covenants and conditions under the loans as of March 31, 2016 and the date of this filing.
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
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for the rail cars we use to distribute our products. We have a number of long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, FRS 1, GATX Corporation, Trinity Capital and Wells Fargo Rail. Total lease expenses under these arrangements are approximately $809,000 and $619,000 for the three-month periods ended March 31, 2016 and 2015, respectively.
In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $20,000 and $50,000 for the quarter ended March 31, 2016 and 2015, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
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
As of March 31, 2016, we had $845,440 in fixed rate debt and $25 million of variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $250,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2016.
PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual dispute. We carry insurance that provides protection against general commercial liability claims, claims against our directors, officer and employees, business interruption, automobile liability, and workers' compensation. Except for the event listed below, we are not currently involved in any material legal proceedings are not aware of any potential claims.
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
Item 1A. Risk Factors.
During the quarter ended March 31, 2016, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2015 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	May 11, 2016	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 11, 2016	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX TO
FORM 10-Q
OF SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Monitored Revolving Credit Supplement dated May 5, 2016
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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