Form 10-Q
period 2016-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2016-08-05
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2016

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 4, 2016, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
June 30, 2016 and 2015

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$653,193	$18,392,462
Trade accounts receivable, less allowance for uncollectible accounts of $0 and $495,000 at June 30, 2016 and December 31, 2015, respectively	23,852,918	21,907,703
Inventories	19,374,919	26,318,232
Margin deposits	7,195,005	7,467,409
Prepaid expenses	1,057,778	1,676,576
Total current assets	52,133,813	75,762,382

Property and equipment	84,973,759	83,083,687
Less accumulated depreciation	(43,719,758)	(42,162,610)
Total property and equipment, net	41,254,001	40,921,077

Other assets
Investments in cooperatives	6,231,233	6,225,008
Convertible note receivable	850,000	—
Other intangible assets, net	4,048	6,314
Total other assets	7,085,281	6,231,322

Total assets	$100,473,095	$122,914,781

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$4,005,874	$7,485,907
Current maturities of long-term debt	59,558	58,344
Accounts payable	1,354,964	1,471,367
Accrued commodity purchases	21,352,394	35,059,642
Accrued expenses	2,032,455	2,775,993
Accrued interest	130,752	229,805
Deferred liabilities - current	282,658	538,275
Total current liabilities	29,218,655	47,619,333

Long-term debt, less current maturities	5,604,993	787,096

Commitments and contingencies

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at June 30, 2016 and December 31, 2015	65,649,447	74,508,352

Total liabilities and members' equity	$100,473,095	$122,914,781

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net revenues	$97,297,177	$90,365,391	$181,995,092	$189,372,995

Cost of revenues:
Cost of product sold	79,557,550	74,846,118	146,393,452	153,650,900
Production	5,504,537	5,176,491	11,127,389	10,446,678
Freight and rail	8,725,616	7,746,495	17,489,552	15,442,965
Brokerage fees	187,951	166,703	351,299	292,658
Total cost of revenues	93,975,654	87,935,807	175,361,692	179,833,201

Gross profit	3,321,523	2,429,584	6,633,400	9,539,794

Operating expenses:
Administration	1,070,755	1,081,421	1,879,935	1,803,392

Operating income	2,250,768	1,348,163	4,753,465	7,736,402

Other income (expense):
Interest expense	(110,103)	(130,410)	(179,125)	(287,873)
Other non-operating income	292,326	324,928	748,181	720,282
Patronage dividend income	—	—	860,846	815,798
Total other income (expense)	182,223	194,518	1,429,902	1,248,207

Income before income taxes	2,432,991	1,542,681	6,183,367	8,984,609

Income tax benefit (expense)	—	(570)	6,209	(570)

Net income	$2,432,991	$1,542,111	$6,189,576	$8,984,039

Basic and diluted earnings per capital unit	$0.08	$0.05	$0.20	$0.30

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2016 and 2015

	2016	2015
Operating activities
Net income	$6,189,576	$8,984,039
Charges and credits to net income not affecting cash:
Depreciation and amortization	1,572,786	1,193,731
Gain on sales of property and equipment	(131,400)	—
Non-cash patronage dividends	(6,225)	—
Change in current assets and liabilities	(9,032,559)	(2,198,535)
Net cash provided by (used for) operating activities	(1,407,822)	7,979,235

Investing activities
Proceeds from sale of investments	—	536,453
Purchase of convertible note receivable	(850,000)	—
Proceeds from sales of property and equipment	131,400	—
Purchase of property and equipment	(1,903,444)	(2,898,875)
Net cash used for investing activities	(2,622,044)	(2,362,422)

Financing activities
Change in excess of outstanding checks over bank balances	(3,480,033)	2,967,033
Distributions to members	(15,048,481)	(15,048,481)
Payments for debt issue costs	—	(6,500)
Proceeds from long-term debt	64,299,350	43,988,711
Principal payments on long-term debt	(59,480,239)	(44,044,995)
Net cash used for financing activities	(13,709,403)	(12,144,232)

Net change in cash and cash equivalents	(17,739,269)	(6,527,419)

Cash and cash equivalents, beginning of period	18,392,462	10,743,946

Cash and cash equivalents, end of period	$653,193	$4,216,527

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$278,178	$316,217

Income taxes	$—	$—

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
Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. The ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of adopting this standard but does not anticipate a material impact to its financial statements.
The FASB issued ASU No. 2015-11 (Inventory: Simplifying the Measurement of Inventory), which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective for annual reporting periods beginning after December 15, 2016.  Early adoption is permitted. Management is currently evaluating the impact of adopting this standard but does not anticipate a material impact to its financial statements.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

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

The following table presents the aging analysis of trade receivables as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Past due:
Less than 30 days past due	$3,247,740	$2,750,039
30-60 days past due	139,446	145,276
60-90 days past due	—	23,500
Greater than 90 days past due	11,637	776,026
Total past due	3,398,823	3,694,841
Current	20,454,095	18,698,822

Totals	$23,852,918	$22,393,663

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Balances, beginning of period	$495,000	$—
Amounts charged (credited) to costs and expenses	338,163	511,404
Additions (deductions)	(833,163)	(16,404)

Balances, end of period	$—	$495,000

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

Note 3 -           Inventories

The Company’s inventories consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Finished goods	$(3,215,377)	$19,072,452
Raw materials	22,318,500	6,984,054
Supplies & miscellaneous	271,796	261,726

Totals	$19,374,919	$26,318,232

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. This market adjustment caused the finished goods to have a credit balance

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

as of June 30, 2016. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.
Note 4 -         Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$4,710,158	$4,710,159
CoBank	1,521,075	1,514,849

Totals	$6,231,233	$6,225,008

Note 5 -         Convertible Note Receivable
On January 12, 2016, the Company purchased a secured convertible promissory note from DAST, LLC (dba "Prairie AquaTech") with a face amount of $850,000. Interest accrues on the note at the rate of 10% per annum and will be due with the principal on December 31, 2016 unless the note is converted earlier. The entire principal amount and, at the option of the Company, all accrued interest will automatically convert into preferred capital units in Prairie AquaTech when it closes its next preferred equity financing prior to the due date of the note. The quantity of capital units that the Company is entitled to receive upon such conversion shall be determined by dividing the outstanding principal amount and any accrued interest on this note by 11.00. The note is secured by substantially all assets including intellectual property.
Note 6 -         Property and Equipment

The following is a summary of the Company's property and equipment at June 30, 2016 and December 31, 2015:

	2016			2015
	Cost	Accumulated Depreciation	Net	Net
Land	$543,816	$—	$543,816	$543,816
Land improvements	1,188,252	(246,453)	941,799	980,439
Buildings and improvements	17,683,230	(7,689,601)	9,993,629	10,149,709
Machinery and equipment	60,705,927	(34,785,637)	25,920,290	26,979,433
Company vehicles	127,966	(62,238)	65,728	76,941
Furniture and fixtures	1,582,379	(935,829)	646,550	583,285
Construction in progress	3,142,189	—	3,142,189	1,607,454

Totals	$84,973,759	$(43,719,758)	$41,254,001	$40,921,077

Depreciation of property and equipment was $1,570,520 and $1,191,465 for the six months ended June 30, 2016 and 2015, respectively.

Note 7 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires September 30, 2016. Under this agreement, the Company may borrow up $10 million to finance inventory and accounts receivable. Interest accrues at a variable rate (2.65% at June 30, 2016). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were no advances outstanding at June 30, 2016 and December 31, 2015. The remaining funds available to borrow under the terms of the revolving credit agreement are $10.0 million as of June 30, 2016.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 8 -         Long-Term Debt

The following is a summary of the Company's long-term debt at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Revolving term loan from CoBank, interest at variable rates (2.90% and 2.88% at June 30, 2016 and December 31, 2015, respectively), secured by substantially all property and equipment. Loan matures September 20, 2020.	$4,879,175	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	785,376	845,440
	5,664,551	845,440
Less current maturities	(59,558)	(58,344)

Totals	$5,604,993	$787,096

The Company entered into an agreement as of July 15, 2015 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term and seasonal loans. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $10,000,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,250,000 every six months starting March 20, 2017 until maturity on September 20, 2020. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $4,879,175 and $0 as of June 30, 2016 and December 31, 2015, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $5.1 million as of June 30, 2016.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of June 30, 2016.

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

The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended June 30:

2017	$59,558
2018	60,749
2019	1,191,139
2020	3,103,105
2021	1,250,000

Total	$5,664,551

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

As of June 30, 2016 and December 31, 2015, the value of the Company’s open futures, options and forward contracts was approximately $(6,608,289) and $2,211,112, respectively.

		As of June 30, 2016
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$10,952,916	$17,555,414
Foreign exchange contracts	Current Assets	33,978	39,769

Totals		$10,986,894	$17,595,183

		As of December 31, 2015
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$10,599,610	$8,296,932
Foreign exchange contracts	Current Assets	75,319	166,885

Totals		$10,674,929	$8,463,817

During the three and six-month periods ended June 30, 2016 and 2015, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Commodity contracts	$(1,009,099)	$(4,311,214)	$(3,028,028)	$(2,112,239)
Foreign exchange contracts	35,161	55,210	52,157	147,099

Totals	$(973,938)	$(4,256,004)	$(2,975,871)	$(1,965,140)

The Company recorded gains (losses) of $(2,975,871) and $(1,965,140) in cost of goods sold related to its commodity derivative instruments for the six-month periods ended June 30, 2016 and 2015, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2016 and December 31, 2015:

	Fair Value as of June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(6,602,497)	$25,507,296	$—	$18,904,799
Margin deposits	$7,195,005	$—	$—	$7,195,005

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$2,302,679	$23,489,685	$—	$25,792,364
Margin deposits	$7,467,409	$—	$—	$7,467,409
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
Note 12 -       Subsequent Event
The Company evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the six-month period ended June 30, 2016, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2015. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2015.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
For the six-month period ended June 30, 2016, we recorded a net income of $6.2 million, compared to a net income of $9.0 million in 2015. The decrease was primarily driven by a decrease in processing margins. First, meal basis has been historically low during the entire six months due to an increase in crush volumes within our industry along with slightly lower demand from the export sector due in part from increased competition from South America. Second, board crush margins were lower in the first quarter of 2016, compared to the same period in 2015, though began to improve during the second quarter of 2016 in anticipation that a rain-delayed harvest in Argentina would shift product demand to the U.S. Finally, oil basis has been trading below historical averages because of weak biodiesel demand tracking lower petroleum prices.
On a more favorable note, our local soybean basis improved during the second quarter as higher futures prices stimulated sales of soybeans from farmers, thereby improving margins in the second quarter. We also continue to benefit from an ample supply of good quality soybeans and the good basis levels at which we have been able to purchase our soybeans. We are cautiously optimistic this trend will continue through the summer and will facilitate our plants operating at full capacity.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2016 and 2015

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	$	% of Revenue	$	% of Revenue
Revenue	$97,297,177	100.0	$90,365,391	100.0
Cost of revenues	(93,975,654)	(96.6)	(87,935,807)	(97.3)
Operating expenses	(1,070,755)	(1.1)	(1,081,421)	(1.2)
Other income (expense)	182,223	0.2	194,518	0.2
Income tax benefit (expense)	—	—	(570)	—

Net income	$2,432,991	2.5	$1,542,111	1.7
Revenue – Revenue increased $6.9 million, or 7.7%, for the three-month period ended June 30, 2016, compared to the same period in 2015. The increase in revenues is primarily due to an 8.2% increase in the quantity of soybeans processed, which increased the sales volume of our soybean products. This increase in production is largely due to the addition of the crushing facility near Miller, South Dakota, which started operating during the second quarter of 2015.
Gross Profit/Loss – Gross profit increased $892,000, or 36.7%, for the three-month period ended June 30, 2016, compared to the same period in 2015. The increase in gross profit was primarily due to an improvement in local soybean basis during the second quarter of 2016. During the three months ended June 30, 2016, soybean futures prices increased due to anticipation that a rain delayed harvest in Argentina would shift product demand to the U.S. This increase in soybean futures stimulated local farmers to sell their soybeans. Partially offsetting the increase in gross profit was a $328,000 increase in production expenses due to the increase in quantity of soybeans processed at our new facility near Miller, South Dakota.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, remained relatively unchanged for the three-month period ended June 30, 2016, compared to the same period in 2015.
Interest Expense – Interest expense decreased $20,000, or 15.6%, during the three months ended June 30, 2016, compared to the same period in 2015. The decrease in interest expense is due primarily to a decrease in interest rates on our senior debt with CoBank. As of June 30, 2016, the interest rate on our revolving term loan was 2.90%, compared to 3.19% as of June 30, 2015.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $33,000, or 10.0%, during the three-month period ended June 30, 2016, compared to the same period in 2015. The decrease is primarily due to a decrease in oil storage income arising from our issuance of warehouse receipts on CBOT soybean oil contracts. We stored less oil on CBOT oil contracts in the three-month period ended June 30, 2016, compared to the same period in 2015, thus decreasing oil storage income in the second quarter of 2016.
Net Income/Loss – During the three months ended June 30, 2016, we generated a net income of $2.4 million, compared to $1.5 million for the same period in 2015. The $0.9 million increase in net income is primarily attributable to an increase in gross profit associated with an improved local soybean basis.

Comparison of the six months ended June 30, 2016 and 2015

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	$	% of Revenue	$	% of Revenue
Revenue	$181,995,092	100.0	$189,372,995	100.0
Cost of revenues	(175,361,692)	(96.4)	(179,833,201)	(95.0)
Operating expenses	(1,879,935)	(1.0)	(1,803,392)	(1.0)
Other income (expense)	1,429,902	0.8	1,248,207	0.7
Income tax benefit (expense)	6,209	—	(570)	—

Net income	$6,189,576	3.4	$8,984,039	4.7
Revenue – Revenue decreased $7.4 million, or 3.9%, for the six-month period ended June 30, 2016, compared to the same period in 2015. The decrease in revenues is primarily due to a decrease in the sales price of all our soybean products (meal, oil and hulls). The decrease in sales price is primarily due to an increase in the supply of soybeans resulting from an improved harvest last fall. Partially offsetting this decrease in revenue was an 8.9% increase in the quantity of soybeans processed, which increased the sales volume of our soybean products. This increase in production is largely due to the addition of the crushing facility near Miller, South Dakota, which started operating during the second quarter of 2015.
Gross Profit/Loss – Gross profit decreased $2.9 million, or 30.5%, for the six-month period ended June 30, 2016, compared to the same period in 2015. The decrease in gross profit was primarily due to a weakened demand for soybean meal and an increase in production costs. The weak demand for soybean meal was caused by competition from South America and additional production in the U.S. due to a plentiful soybean supply. Production expenses increased $681,000 due to the increase in quantity of soybeans processed at our new facility near Miller, South Dakota.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $77,000, or 4.2%, for the six-month period ended June 30, 2016, compared to the same period in 2015. The increase is mostly due to an increase in professional fees.
Interest Expense – Interest expense decreased $109,000, or 37.8%, during the six months ended June 30, 2016, compared to the same period in 2015. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the six-month period ended June 30, 2016 was approximately $11.9 million, compared to $15.3 million for the same period in 2015.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $73,000, or 4.7%, during the six months ended June 30, 2016, compared to the same period in 2015. The increase is primarily due to a $130,000 gain on sale of equipment during the six-month period ended June 30, 2016, compared to $0 during the same period in 2015.
Net Income/Loss – During the six-moth period ended June 30, 2016, we generated a net income of $6.2 million, compared to $9.0 million for the same period in 2015. The $2.8 million decrease in net income is primarily attributable to a decrease in gross profit associated with a deteriorating demand for soybean meal. Soybean meal demand decreased due to increased competition from South America and an increase in crushing capacity in the U.S.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2016 and 2015, we had working capital, defined as current assets less current liabilities, of approximately $22.9 million and $14.6 million, respectively. While working capital was positively affected by approximately $20.2 million in net income and $4.8 million in net proceeds from long-term debt since June 30, 2015, it was partially offset by a $15.0 million distribution to members and $4.2 million in purchases of property and equipment during that same period. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

The following is a summary of our cash flow from operating, investing and financing activities for each of the six-month periods ended June 30, 2016 and 2015:

	2016	2015
Net cash provided by (used for) operating activities	$(1,407,822)	$7,979,235
Net cash used for investing activities	(2,622,044)	(2,362,422)
Net cash used for financing activities	(13,709,403)	(12,144,232)
Cash Flows Used for Operations
The $9.4 million change in cash flows used for operating activities is primarily attributed to a $9.7 million change in the decrease in inventory and a $4.6 million change in accounts receivable during the six months ended June 30, 2016, compared to the same period in 2015. During the six-month period ended June 30, 2016, inventory decreased by approximately $6.9 million, compared to $16.6 million during the same period in 2015. In addition, accounts receivable increased by $1.9 million during the six months ended June 30, 2016, compared to a $2.7 million decrease during the same period in 2015. The decrease in cash flows from inventory and accounts receivable was partially offset by a $5.4 million change in the decrease in accrued commodity purchases during the six months ended June 30, 2016, compared to the same period in 2015. The changes in inventory, accounts receivable and accrued commodity purchases are the result of a drop in commodity prices due to a large soybean supply following record soybean harvest the past two years.
Cash Flows Used For Investing Activities
The $0.3 million increase in cash flows used for investing activities is due to the purchase of a $850,000 convertible note receivable during the six-month period ended June 30, 2016, compared to $0 during the same period in 2015. On January 12, 2016, we purchased the convertible note from DAST, LLC (dba "Prairie AquaTech"), a start-up company engaged in the research and development of fish food derived from agriculture products like soybeans, with a face amount of $850,000. Interest accrues on the note at the rate of 10% per annum and will be due with the principal on December 31, 2016 unless the note is converted earlier.
Cash Flows Used For Financing Activities
The $1.6 million increase in cash flows used for financing activities is principally due to a decrease in net proceeds on borrowings during the six months ended June 30, 2016, compared to the same period in 2015. The decrease in borrowings is largely due to a drop in commodity prices caused by an abundant soybean supply and increased competition from South America.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $10.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. Beginning on March 20, 2017, the available credit line is reduced by $1.25 million every six months until the credit line’s maturity on September 20, 2020. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $4.9 million and $0 as of June 30, 2016 and December 31, 2015, respectively. There were $5.1 million in additional funds available to borrow under this loan as of June 30, 2016.
The second credit line is a revolving working capital (seasonal) loan that matures on September 30, 2016. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line was $10 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the seasonal loan as of June 30, 2016 and December 31, 2015.  Under this loan, there were $10.0 million in available funds to borrow as of June 30, 2016.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 2.90% and 2.88% as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016 and December 31, 2015, the interest rate on the seasonal loan is 2.65% and 2.63%, respectively. We were in compliance with all covenants and conditions under the loans as of June 30, 2016 and the date of this filing.
On March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2% interest. This guarantee was converted into a direct debt obligation of ours on October 16, 2013, when we received the $964,070 in loan proceeds and assumed responsibility for the loan's annual principal and interest payments of $75,500 which began on June 1, 2014. The note payable matures on June 1, 2020. The principal balance outstanding on this loan was $785,376 and $845,440 as of June 30, 2016 and December 31, 2015, respectively.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for the rail cars we use to distribute our products. We have a number of long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, FRS 1, GATX Corporation, Trinity Capital and Wells Fargo Rail. Total lease expenses under these arrangements are approximately $1.6 million and $1.3 million for the six-month periods ended June 30, 2016 and 2015, respectively.
In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements is $37,000 and $72,000 for the six months ended June 30, 2016 and 2015, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
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
As of June 30, 2016, we had $785,376 in fixed rate debt and $20 million of variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $200,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2016.
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
On November 5, 2015, an incident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. We have reported the accident to the U.S. Occupational Safety and Health Administration ("OSHA"), which is conducting an investigation. No civil lawsuit has been filed. We notified our respective insurance carriers.
Item 1A. Risk Factors.
During the quarter ended June 30, 2016, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2015 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	August 4, 2016	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	August 4, 2016	By	/s/ Mark Hyde
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