Form 10-Q
period 2016-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2016-11-09
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2016

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 9, 2016, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
September 30, 2016 and 2015

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,375,171	$18,392,462
Trade accounts receivable, less allowance for uncollectible accounts of $0 and $495,000 at September 30, 2016 and December 31, 2015, respectively	20,191,143	21,396,739
Inventories	38,790,024	26,829,196
Margin deposits	—	7,467,409
Prepaid expenses	1,035,592	1,676,576
Total current assets	65,391,930	75,762,382

Property and equipment	87,330,264	83,083,687
Less accumulated depreciation	(44,529,571)	(42,162,610)
Total property and equipment, net	42,800,693	40,921,077

Other assets
Investments in cooperatives	6,231,233	6,225,008
Convertible notes receivable	1,425,000	—
Other intangible assets, net	2,915	6,314
Total other assets	7,659,148	6,231,322

Total assets	$115,851,771	$122,914,781

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$9,359,586	$7,485,907
Current maturities of long-term debt	59,558	58,344
Accounts payable	1,247,255	1,471,367
Accrued commodity purchases	30,945,367	35,059,642
Margin deposit deficit	312,542	—
Accrued expenses	2,294,848	2,775,993
Accrued interest	173,113	229,805
Deferred liabilities - current	1,264,969	538,275
Total current liabilities	45,657,238	47,619,333

Long-term debt, less current maturities	725,818	787,096

Commitments and contingencies (Notes 7, 8 and 10)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at September 30, 2016 and December 31, 2015	69,468,715	74,508,352

Total liabilities and members' equity	$115,851,771	$122,914,781
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net revenues	$100,258,599	$91,353,462	$282,253,691	$280,726,457

Cost of revenues:
Cost of product sold	80,174,628	71,609,350	226,568,080	225,260,250
Production	6,838,847	6,121,910	17,966,236	16,568,588
Freight and rail	8,672,345	7,601,840	26,161,897	23,044,805
Brokerage fees	164,793	185,450	516,092	478,108
Total cost of revenues	95,850,613	85,518,550	271,212,305	265,351,751

Gross profit	4,407,986	5,834,912	11,041,386	15,374,706

Operating expenses:
Administration	771,703	752,752	2,651,638	2,556,144

Operating income	3,636,283	5,082,160	8,389,748	12,818,562

Other income (expense):
Interest expense	(87,702)	(114,681)	(266,827)	(402,554)
Other non-operating income	270,687	295,017	1,018,868	1,015,299
Patronage dividend income	—	—	860,846	815,798
Total other income (expense)	182,985	180,336	1,612,887	1,428,543

Income before income taxes	3,819,268	5,262,496	10,002,635	14,247,105

Income tax benefit (expense)	—	—	6,209	(570)

Net income	$3,819,268	$5,262,496	$10,008,844	$14,246,535

Basic and diluted earnings per capital unit	$0.13	$0.17	$0.33	$0.47

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2016 and 2015

	2016	2015
Operating activities
Net income	$10,008,844	$14,246,535
Charges and credits to net income not affecting cash:
Depreciation and amortization	2,383,732	1,965,107
Gain on sales of property and equipment	(131,400)	(6,846)
Non-cash patronage dividends	(6,225)	—
Change in current assets and liabilities	(6,483,827)	1,961,220
Net cash provided by (used for) operating activities	5,771,124	18,166,016

Investing activities
Proceeds from sale of investments	—	611,453
Purchase of convertible note receivable	(1,425,000)	—
Proceeds from sales of property and equipment	131,400	14,600
Purchase of property and equipment	(4,259,949)	(4,242,353)
Net cash (used for) investing activities	(5,553,549)	(3,616,300)

Financing activities
Change in excess of outstanding checks over bank balances	1,873,679	(1,082,679)
Distributions to members	(15,048,481)	(15,048,481)
Payments for debt issue costs	—	(6,500)
Proceeds from long-term debt	77,380,484	68,154,464
Principal payments on long-term debt	(77,440,548)	(68,210,748)
Net cash (used for) financing activities	(13,234,866)	(16,193,944)

Net change in cash and cash equivalents	(13,017,291)	(1,644,228)

Cash and cash equivalents, beginning of period	18,392,462	10,743,946

Cash and cash equivalents, end of period	$5,375,171	$9,099,718

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$323,519	$350,907

Income taxes	$20,900	$600

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
Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. The ASU is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. Management is currently evaluating the impact of adopting this standard but does not anticipate a material impact to its financial statements.
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
FASB issued ASU No. 2016-15 (Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments). The ASU, which addresses eight specific classification issues, is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. The standard update is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted, including in an interim period. Management is currently evaluating the impact of adopting this update but does not anticipate a material impact to its financial statements.
Reclassifications
Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or members' equity.
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

The following table presents the aging analysis of trade receivables as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Past due:
Less than 30 days past due	$2,634,372	$2,750,039
30-60 days past due	122,379	145,276
60-90 days past due	21,858	32,540
Greater than 90 days past due	11,675	776,026
Total past due	2,790,284	3,703,881
Current	17,400,859	18,187,858

Totals	$20,191,143	$21,891,739

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Balances, beginning of period	$495,000	$—
Amounts charged (credited) to costs and expenses	338,163	511,404
Additions (deductions)	(833,163)	(16,404)

Balances, end of period	$—	$495,000

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 3 -           Inventories

The Company’s inventories consist of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Finished goods	$19,268,814	$19,583,416
Raw materials	19,249,414	6,984,054
Supplies & miscellaneous	271,796	261,726

Totals	$38,790,024	$26,829,196

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.
Note 4 -         Investments in Cooperatives

The Company’s investments in cooperatives consist of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$4,710,158	$4,710,159
CoBank	1,521,075	1,514,849

Totals	$6,231,233	$6,225,008

Note 5 -         Convertible Notes Receivable
On January 12, 2016, the Company purchased a secured convertible promissory note from Prairie AquaTech, LLC with a face amount of $750,000. Interest accrues on the note at the rate of 10% per annum and will be due with the principal on December 31, 2017 unless the note is converted earlier.
On July 17, 2016 and August 31, 2016, the Company purchased two additional secured convertible promissory notes from Prairie AquaTech totaling $675,000. Interest accrues on those notes at the rate of 15% per annum and will be due with the principal on December 31, 2017 unless the notes are converted earlier. Prairie AquaTech granted the Company 20% warrant coverage on these two notes. The warrants, which expire on July 15, 2026, have an exercise price of $0.01 per capital unit. The quantity of capital units the Company is entitled to receive upon exercising their option on their warrants is determined by dividing 135,000 by the pre-money valuation of Prairie AquaTech, excluding a company option pool, before its next round of financing.
The principal amounts on all three notes and, at the option of the Company, all accrued interest will automatically convert into preferred capital units in Prairie AquaTech when it closes its next preferred equity financing prior to the due date of the notes. The quantity of capital units that the Company is entitled to receive upon such conversion is be determined by dividing the outstanding principal amount and any accrued interest on this note by 11.00. The notes are secured by substantially all assets including intellectual property.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 6 -         Property and Equipment

The following is a summary of the Company's property and equipment at September 30, 2016 and December 31, 2015:

	2016			2015
	Cost	Accumulated Depreciation	Net	Net
Land	$543,816	$—	$543,816	$543,816
Land improvements	1,188,252	(265,773)	922,479	980,439
Buildings and improvements	18,137,825	(7,801,636)	10,336,189	10,149,709
Machinery and equipment	62,409,468	(35,428,726)	26,980,742	26,979,433
Company vehicles	127,966	(67,845)	60,121	76,941
Furniture and fixtures	1,582,379	(965,591)	616,788	583,285
Construction in progress	3,340,558	—	3,340,558	1,607,454

Totals	$87,330,264	$(44,529,571)	$42,800,693	$40,921,077

Depreciation of property and equipment was $2,380,333 and $1,961,708 for the nine months ended September 30, 2016 and 2015, respectively.

Note 7 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires December 1, 2016. Under this agreement, the Company may borrow up $10 million to finance inventory and accounts receivable. Interest accrues at a variable rate (2.73% at September 30, 2016). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. There were no advances outstanding at September 30, 2016 and December 31, 2015. The remaining funds available to borrow under the terms of the revolving credit agreement were $10.0 million as of September 30, 2016.
Note 8 -         Long-Term Debt

The following is a summary of the Company's long-term debt at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Revolving term loan from CoBank, interest at variable rates (2.98% and 2.88% at September 30, 2016 and December 31, 2015, respectively), secured by substantially all property and equipment. Loan matures September 20, 2020.	$—	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	785,376	845,440
	785,376	845,440
Less current maturities	(59,558)	(58,344)

Totals	$725,818	$787,096

The Company entered into an agreement as of July 15, 2015 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term and seasonal loans. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $10,000,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,250,000 every six months starting March 20, 2017 until maturity on September 20, 2020. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $0 and $0 as of September 30, 2016 and December 31, 2015, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $10.0 million as of September 30, 2016.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of September 30, 2016.

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

The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended September 30:

2017	$59,558
2018	60,749
2019	61,964
2020	603,105

Total	$785,376

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

As of September 30, 2016 and December 31, 2015, the value of the Company’s open futures, options and forward contracts was approximately $1,126,178 and $2,211,112, respectively.

		As of September 30, 2016
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$5,460,097	$4,336,869
Foreign exchange contracts	Current Assets	15,165	12,215

Totals		$5,475,262	$4,349,084

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

		As of December 31, 2015
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$10,599,610	$8,296,932
Foreign exchange contracts	Current Assets	75,319	166,885

Totals		$10,674,929	$8,463,817

During the three and nine-month periods ended September 30, 2016 and 2015, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statement of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Commodity contracts	$7,147,878	$2,672,791	$4,119,850	$560,552
Foreign exchange contracts	14,980	11,523	67,137	158,622

Totals	$7,162,858	$2,684,314	$4,186,987	$719,174

The Company recorded gains (losses) of $4,186,987 and $719,174 in cost of goods sold related to its commodity derivative instruments for the nine-month periods ended September 30, 2016 and 2015, respectively.

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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2016 and December 31, 2015:

	Fair Value as of September 30, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$1,123,228	$37,197,060	$—	$38,320,288
Margin deposits (deficits)	$(312,542)	$—	$—	$(312,542)

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$2,302,679	$24,079,892	$—	$26,382,571
Margin deposits	$7,467,409	$—	$—	$7,467,409
The Company considers the carrying amount of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, prepaid expenses, accounts payable, and accrued liabilities, to be reasonable estimates of fair value due to their length or maturity. The fair value of the Company’s long-term debt approximates the carrying value. The interest rates on the long-term debt are similar to rates the Company would be able to obtain currently in the market.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2016, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the consolidated financial statements and Annual Report on Form 10-K for the year ended December 31, 2015. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2015.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
We recorded a net income of $10.0 million during the nine-month period ended September 30, 2016, compared to a net income of $14.2 million during the same period in 2015. The decrease was primarily driven by a decrease in processing margins based on two primary factors. First, demand for soybean meal was sluggish during the third quarter of 2016. A continued drop in hog prices encouraged many producers to use less expensive feed sources, such as canola meal and distillers grain, a by-product of the ethanol industry. Second, while export sales of soybean meal are above a five-year historical average, they're lower than the same quarter of last year. Demand for non-GMO soybean meal processed out of our Miller plant also operated at about half of that plant's capacity. Unlike soybean meal, domestic demand for soybean oil remained steady during the quarter as demand for soybean oil from the biodiesel sector increased from the second quarter and rose sharply from the same quarter of last year. Soybean harvest started near the end of September.
Looking ahead, we anticipate profit margins to be at near historical averages during the fourth quarter but then come under some pressure during the first quarter of 2017. Demand for soybean oil from the biodiesel sector is expected to remain strong heading into the fourth quarter but then soften during the subsequent quarter. Yet, we do expect to benefit from a favorable harvest as many producers are reporting strong yields and comparable soybean oil and protein content to 2015. The large crop should keep us well supplied and allow us in turn to keep capacity utilization high.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2016 and 2015

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	$	% of Revenue	$	% of Revenue
Revenue	$100,258,599	100.0	$91,353,462	100.0
Cost of revenues	(95,850,613)	(95.6)	(85,518,550)	(93.6)
Operating expenses	(771,703)	(0.8)	(752,752)	(0.8)
Other income (expense)	182,985	0.2	180,336	0.2
Income tax benefit (expense)	—	—	—	—

Net income	$3,819,268	3.8	$5,262,496	5.8
Revenue – Revenue increased $8.9 million, or 9.7%, for the three-month period ended September 30, 2016, compared to the same period in 2015. The increase in revenues is primarily due to a 7.9% increase in the quantity of soybeans processed, which increased the sales volume of our soybean products. This increase in production is largely due to the addition of our crushing facility near Miller, South Dakota, which started operating during the second quarter of 2015, and had operated at a reduced capacity until only recently.
Gross Profit/Loss – Gross profit decreased $1.4 million, or 24.5%, for the three-month period ended September 30, 2016, compared to the same period in 2015. The decrease in gross profit is primarily due to a decrease in demand for soybean meal along with an increase in production expenses during the third quarter of 2016. As a result of hog prices continuing to decrease during the three months ended September 30, 2016, many hog producers began to use less expenive feed sources, such as canola meal and distillers grain. Production expenses also increased $0.7 million due to the increase in quantity of soybeans processed at our new facility near Miller, South Dakota.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, remained relatively unchanged for the three-month period ended September 30, 2016, compared to the same period in 2015.
Interest Expense – Interest expense decreased $27,000, or 23.5%, during the three months ended September 30, 2016, compared to the same period in 2015. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the three-month period ended September 30, 2016 was approximately $17.7 million, compared to $14.6 million for the same period in 2015.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, remained relatively unchanged for the three-month period ended September 30, 2016, compared to the same period in 2015.
Net Income/Loss – During the three months ended September 30, 2016, we generated a net income of $3.8 million, compared to $5.3 million for the same period in 2015. The $1.5 million decrease in net income is primarily attributable to a decrease in gross profit associated with decreased demand for soybean meal along with an increase in production expenses.

Comparison of the nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	$	% of Revenue	$	% of Revenue
Revenue	$282,253,691	100.0	$280,726,457	100.0
Cost of revenues	(271,212,305)	(96.1)	(265,351,751)	(94.5)
Operating expenses	(2,651,638)	(0.9)	(2,556,144)	(0.9)
Other income (expense)	1,612,887	0.6	1,428,543	0.5
Income tax benefit (expense)	6,209	—	(570)	—

Net income	$10,008,844	3.5	$14,246,535	5.1
Revenue – Revenue increased $1.5 million, or 0.5%, for the nine-month period ended September 30, 2016, compared to the same period in 2015. The increase in revenues is primarily due to an 8.7% increase in the quantity of soybeans processed, which increased the sales volume of our soybean products. This increase in production is largely due to the addition of our crushing facility near Miller, South Dakota, which started operating during the second quarter of 2015. Partially offsetting this increase in revenue was a decrease in the sales price of all our soybean products (meal, oil and hulls). The decrease in sales price is primarily due to an increase in the supply of soybeans following an improved harvest last fall.
Gross Profit/Loss – Gross profit decreased $4.3 million, or 28.2%, for the nine-month period ended September 30, 2016, compared to the same period in 2015. The decrease in gross profit is primarily due to a weakened demand for soybean meal and an increase in production costs. Weak demand resulted from competition from South America, additional production in the U.S. due to a plentiful soybean supply, and the availability of less expensive feed sources such as canola meal and distillers grains. Production expenses increased $1.4 million due primarily to the increase in quantity of soybeans processed at our new facility near Miller, South Dakota.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $95,000, or 3.7%, for the nine-month period ended September 30, 2016, compared to the same period in 2015. The increase is mostly due to an increase in professional fees.
Interest Expense – Interest expense decreased $136,000, or 33.7%, during the nine months ended September 30, 2016, compared to the same period in 2015. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the nine-month period ended September 30, 2016 was approximately $16.0 million, compared to $12.8 million for the same period in 2015.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, remained relatively unchanged during the nine months ended September 30, 2016, compared to the same period in 2015.
Net Income/Loss – During the nine-month period ended September 30, 2016, we generated a net income of $10.0 million, compared to $14.2 million for the same period in 2015. The $4.2 million decrease in net income is primarily attributable to a decrease in gross profit associated with a deteriorating demand for soybean meal along with an increase in production expenses.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2016 and 2015, we had working capital, defined as current assets less current liabilities, of approximately $19.7 million and $19.3 million, respectively. While working capital was positively affected by approximately $18.7 million in net income and $5.9 million in net proceeds from long-term debt since September 30, 2015, it was partially offset by a $15.0 million distribution to members, $5.2 million in purchases of property and equipment, and $1.4 million purchase of convertible notes receivable during that same period. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.

The following is a summary of our cash flow from operating, investing and financing activities for each of the nine-month periods ended September 30, 2016 and 2015:

	2016	2015
Net cash provided by operating activities	$5,771,124	$18,166,016
Net cash used for investing activities	(5,553,549)	(3,616,300)
Net cash used for financing activities	(13,234,866)	(16,193,944)
Cash Flows Provided By Operations
The $12.4 million decrease in cash flows provided by operating activities is attributed to a $20.6 million change in inventory and a $4.2 million decrease in net income during the nine months ended September 30, 2016, compared to the same period in 2015. During the nine-month period ended September 30, 2016, inventory increased by approximately $12.5 million, compared to an $8.1 million decrease during the same period in 2015. The change in inventory is attributable to the timing of the soybean harvest. The majority of the soybeans harvested in 2016 occurred prior to September 30th (the last day of the quarter); whereas the majority of soybeans harvested in 2015 was completed after September 30th. This change in cash flows from inventory and net income was partially offset by an $11.4 million change in margin deposits during the nine months ended September 30, 2016, compared to the same period in 2015.
Cash Flows Used For Investing Activities
The $1.9 million increase in cash flows used for investing activities is primarily due to the purchase of $1.4 million of convertible notes receivable during the nine-month period ended September 30, 2016, compared to $0 during the same period in 2015. During the nine months ended September 30, 2016, we purchased three convertible notes totaling $1,425,000 from Prairie AquaTech, LLC, a start-up company engaged in the research and development of fish food derived from agriculture products like soybeans. Interest accrues on the notes at rates ranging from 10-15% per annum. The notes mature on December 31, 2017 unless converted earlier into a preferred class of equity.
Cash Flows Used For Financing Activities
The $3.0 million decrease in cash flows used for financing activities is principally due to a change in net proceeds on borrowings related to the timing of the soybean harvests in 2016 and 2015. During the nine months ended September 30, 2016 net proceeds on borrowings increased $1.8 million, compared to a $1.1 million decrease during the same period in 2015.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $10.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. Beginning on March 20, 2017, the available credit line is reduced by $1.25 million every six months until the credit line’s maturity on September 20, 2020. We pay a 0.40% annual commitment fee on any funds not borrowed. There were no advances outstanding on the revolving term loan as of September 30, 2016 and December 31, 2015. Under this loan, there were $10.0 million in additional funds available to borrow as of September 30, 2016.
The second credit line is a revolving working capital (seasonal) loan that matures on December 1, 2016. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line was $10 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the seasonal loan as of September 30, 2016 and December 31, 2015.  Under this loan, there were $10.0 million in available funds to borrow as of September 30, 2016.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is

2.98% and 2.88% as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016 and December 31, 2015, the interest rate on the seasonal loan is 2.73% and 2.63%, respectively. We were in compliance with all covenants and conditions under the loans as of September 30, 2016 and the date of this filing.
On March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2% interest. This guarantee was converted into a direct debt obligation of ours on October 16, 2013, when we received the $964,070 in loan proceeds and assumed responsibility for the loan's annual principal and interest payments of $75,500 which began on June 1, 2014. The note payable matures on June 1, 2020. The principal balance outstanding on this loan was $785,376 and $845,440 as of September 30, 2016 and December 31, 2015, respectively.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for the rail cars we use to distribute our products. We have a number of long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, FRS 1, GATX Corporation, Trinity Capital and Wells Fargo Rail. Total lease expenses under these arrangements are approximately $2.3 million and $2.0 million for the nine-month periods ended September 30, 2016 and 2015, respectively.
In addition to rail car leases, we have several operating leases for various equipment and storage facilities. Total lease expense under these arrangements are $52,000 and $86,000 for the nine months ended September 30, 2016 and 2015, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
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

Inventory Valuation
We account for our inventories at estimated net realizable market value. These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing, and have predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Processed product price estimates are determined by the ending sales contract price. This price is determined by the closing price on the Chicago Board of Trade (CBOT), net of the local basis, for the last two business days of the period and the first business day of the subsequent period. Changes in the market values of these inventories are recognized as a component of cost of goods sold.
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
As of September 30, 2016, we had $785,376 in fixed rate debt and $20 million of variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $200,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2016.
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
On November 5, 2015, an incident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. We have reported the accident to the U.S. Occupational Safety and Health Administration ("OSHA"), which is conducting an investigation. No civil lawsuit has been filed. We have notified our respective insurance carriers.
Item 1A. Risk Factors.
During the quarter ended September 30, 2016, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2015 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 9, 2016	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2016	By	/s/ Mark Hyde
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