Form 10-K
period 2016-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2017-03-22
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
☐    Yes       ☒    No

The aggregate market value of the registrant’s Class A units held by non-affiliates at June 30, 2016 was approximately $111,535,313 computed by reference to the most recent public offering price on Form S-1. The registrant's Class A units are not listed on an exchange or otherwise publicly traded. Additionally, the Class A units are subject to significant restrictions on transfer under the registrant's operating agreement.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year (December 31, 2016).

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
PART I
Item 1. Business.
Overview
South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant and a soybean oil refinery in Volga, South Dakota, which we have been operating since 1996 and 2002, respectively. We also own and operate an oilseed processing plant located approximately five miles east of Miller, South Dakota, which we have been operating since April 30, 2015. We are owned by approximately 2,200 members, most of whom reside in South Dakota and neighboring states and many of whom deliver and sell soybeans to our plant for processing.
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

We strive to maintain a competitive position in the marketplace by producing high quality products, operating a highly efficient operation at the lowest possible cost, and adding value to our core products to capture larger margins. We continue to search for ways to improve our efficiencies by analyzing new methods of vertical integration, adding value to our products by investing in further processing of our products, and reviewing new applications for our products in the food and energy fields. While it is our objective to maximize the issuance of cash distributions to our members from profits generated through operations, we recognize the need to maintain our financial strength by reinvesting for our future.
General Development of Business
We were originally organized as a South Dakota cooperative in 1993. As a South Dakota cooperative, we were entitled to single-level, pass-through tax treatment on income generated through our members’ patronage. This allowed us to pass our income onto our members in the form of distributions without first paying taxes at the company level, similar to a partnership. Yet, as we grew the continuing availability of this advantageous tax treatment became less secure. As a result, in 2001 the cooperative’s board of directors approved a plan to reorganize into a South Dakota limited liability company, which became effective on July 1, 2002. Since this time, we have been operating as a multi-member limited liability company.
We began producing soybean meal, crude soybean oil, and soybean hulls in late 1996. Since then we have made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we acquired ownership and management control of Urethane Soy Systems Company (USSC), a company engaged in the production and sale of various soybean oil-based polyurethane products, which we closed in December 2011 because of poor financial performance. In May 2011, we completed the construction and start-up of a deodorizer at our facility, which allows us to deodorize refined soybean oil and sell the oil directly to customers in the food industry. In December 2014, we purchased an oilseed processing plant located near Miller, South Dakota, approximately 100 miles west of our main facility in Volga. The Miller plant allowed us to expand into new markets by being able to process identity-preserved soybeans, such as GMO-free and organic.
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
Soybean production is concentrated in the central U.S., Brazil, Argentina and China. In the 2016 harvest season, the U.S. produced approximately 4.31 billion bushels of soybeans, approximately 10% higher than the previous record crop (2014), and approximately 35% of estimated world production. The USDA estimates that approximately 47% of soybeans produced in the U.S. are processed domestically, 50% are exported as whole soybeans, and 3% are retained for seed and residual use. Historically, there has been an adequate supply of soybeans produced in South Dakota and upper Midwest for the soybean processing industry. In 2016, farm producers in South Dakota produced 255.9 million bushels of soybeans, ranking it eighth among the top producing states in the U.S. as set forth in the following table:

State	Production (bushels)
Illinois	593 million
Iowa	572 million
Minnesota	394 million
Indiana	324 million
Nebraska	314 million
Missouri	271 million
Ohio	264 million
South Dakota	256 million
North Dakota	249 million
Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Soybean meal is predominantly consumed by poultry and swine in the U.S. On average, exports of soybean meal account for 20% to 30% of total production.
Soybean oil refineries are also generally located close to soybean processing plants. Oil is shipped throughout the U.S. and for export. The USDA estimates that approximately 63% of domestic oil production is used in food, feed and industrial applications, 27% in biodiesel production, and 9% is exported.
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
Raw Materials and Suppliers
We purchase soybeans for processing from local soybean producers and elevators, of which there has been adequate supply. In 2016, producers in South Dakota grew and harvested approximately 256 million bushels, compared to 236 million in 2015, 230 million in 2014,182 million in 2013, and 141 million bushels in 2012. Of this amount, we processed 31.7 million bushels in 2016, compared to 29.9 million in 2015, 28.2 million in 2014, 27.2 million in 2013, and 26.2 million bushels of soybeans in 2012. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.
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
Employees
We currently employ approximately 111 individuals, all but seven of whom are full-time. We have no unions or other collective bargaining agreements.
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
The table presented below represents the percentage of sales by quantity of product sold within various markets for 2016.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil
Local	37%	32%	26%
Other U.S. States	33%	68%	69%
Export	30%	—	5%
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
We currently operate the only soybean processing plants in South Dakota. A new processing plant owned by AGP, however, is scheduled to be built in northeast South Dakota and operational by 2019. We believe that our processing facilities represent approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. We plan to maintain our competitive position in the market by producing high quality products and operating highly efficient operations at the lowest possible cost, and adding value to our products. In May 2011 we completed construction of a soybean oil deodorizer. The deodorization unit allows us to further refine the soybean oil into a fully-refined salad oil. This gives us a greatly expanded customer base to which to market the oil, increasing our competitive position in the processing industry.
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
We could be affected by higher than anticipated operating costs, including but not limited to increased prices for soybeans. In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the ongoing operation of our soybean processing and refining plants caused by a variety of factors, many of which are beyond our control. These cost increases could arise from an inadequate local supply of soybeans and a resulting price increase which is not accompanied by an increase in the price for soybean meal and oil. Labor costs can also increase over time, particularly if there is a shortage of labor, or shortage of persons with the skills necessary to operate our facility. Adequacy and cost of electric and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail transportation may affect our profitability with respect to the transportation of soybean meal, oil and other products to our customers.
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
We operate in an intensely competitive industry and we may not be able to continue to compete effectively. We may not be able to continue to successfully penetrate the markets for our products. The soybean processing business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the products we sell. We compete with other soybean processors such as Archer-Daniels Midland (ADM), Cargill, Bunge, and Ag Processing (AGP), among others, all of which are capable of producing significantly greater quantities of soybean products than we do, and may achieve higher operating efficiencies and lower costs due to their scale. A new processing plant owned by AGP is scheduled to be built and operational by 2019 which could increase the competition for soybeans and adversely affect our business.
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
Increases in the production of soybean meal or oil could result in lower prices for soybean meal or oil and have other adverse effects. Existing soybean processing and refining plants could construct additions to increase their production, and new soybean processing and refining plants could be constructed as well. AGP's new processing plant, for example, in northeast South Dakota, is scheduled to be built and operational by 2019.If there is not a corresponding increase in the demand for soybean meal and oil, or if the increased demand is not significant, the increased production of soybean meal and oil may lead to lower prices for soybean meal and oil. The increased production of soybean meal and oil could have other adverse effects as well. The increased production of soybean meal and oil could result in increased demand for soybeans. This in turn could lead to higher prices for soybeans, resulting in higher costs of production and lower profits if we are unable to lock in satisfactory margins on future soybean purchases and soybean meal and oil sales.
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
There is no public market for our units. There is no public trading market for our units. While we have established a private online matching service in order to facilitate the transfer of units among our members, the transfer of units on this service is severely limited. The service has been designed to comply with federal tax laws and IRS regulations governing a “qualified matching service,” as well as state and federal securities laws. Under these rules, there are detailed timelines and restrictions that must be followed with respect to offers and sales of units. As a result, units held by our members may not be easily resold and members may be required to hold their units indefinitely. Even if a member is able to resell units, the price may be less than the member's original investment for the units or may otherwise be unattractive to the member.
There are significant restrictions on the transfer of our units. To protect our status as a partnership for federal income tax purposes and to assure no public trading market for our units develops, our units are subject to significant restrictions on transfer. All transfers of units must comply with the transfer provisions of our operating agreement and the capital units transfer system and are subject to approval by our board of managers. Our board of managers reserves the right not to approve any transfer of units that could cause us to lose our partnership tax status or violate federal or state securities laws. As a result, members may not be able to transfer their units and may be required to assume the risks of the investment for an indefinite period of time.
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
On November 5, 2015, a workplace incident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the workplace incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. We have reported the accident to the U.S. Occupational Safety and Health Administration ("OSHA"), which is conducting an investigation. No civil lawsuit has been filed. Our insurance carriers have been notified of the incident and are currently handling the matter.
Item 4. Mine Safety Disclosures.
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 1, 2017, the total number of Class A capital units outstanding is 30,419,000, all of which is owned and held by 2,182 members.
Trading Activity
Our capital units are not traded on an exchange or otherwise publicly traded and are subject to significant restrictions on transfer. Most transfers of capital units are conducted through a “qualified matching service” as defined by the publicly-traded partnership rules of the federal tax code. Under the qualified matching service, bids for capital units submitted by interested buyers and sellers are matched on the basis of rules and conditions set forth under the federal tax code and by us; plus, all matching and transfers are subject to approval by our board of managers. Our qualified matching service is operated through www.AgStockTrade.com, an SEC-registered and regulated Alternative Trading Service owned and operated by Variable Investment Advisors, Inc., Sioux Falls, South Dakota, a registered broker-dealer with the SEC, FINRA, and various states. The following table contains historical information by quarter for the past two years regarding the matching of capital units through the qualified matching service:

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Matched
First Quarter 2015	$2.20	$2.75	$2.40	50,500
Second Quarter 2015	$2.51	$2.96	$2.86	77,000
Third Quarter 2015	$2.95	$4.00	$3.50	52,500
Fourth Quarter 2015	$3.95	$4.10	$4.09	27,500
First Quarter 2016	$3.59	$4.06	$3.90	77,500
Second Quarter 2016	$3.50	$3.75	$3.60	56,500
Third Quarter 2016	$3.65	$3.75	$3.71	40,000
Fourth Quarter 2016	$3.39	$3.50	$3.44	45,500

(1)	The qualified matching service rules prohibit firm bids; therefore, the prices reflect actual sale prices of the capital units.
Transfer Restrictions
As a limited liability company, we must severely restrict trading and transfers of our capital units in order to preserve our preferential single-level "partnership" tax status at the member level. To preserve this, our operating agreement prohibits transfers other than through the procedures specified under our capital units transfer system, or CUTS, which may be amended from time to time by our board of managers. Under the CUTS, our capital units cannot be traded on any national securities exchange or in any over-the-counter market. Also, we cannot permit the number of capital units traded through the qualified matching service on an annual basis to exceed 10% of our total issued and outstanding capital units. All transactions, including any trades on the qualified matching service, must be approved by the board of managers, which are generally approved if they fall within “safe harbors” contained in the rules of the federal tax code. Permitted transfers include transfers by gift or death, sales to qualified family members, and trades through the qualified matching service subject to the 10% restriction. Pursuant to our operating agreement, a minimum of 2,500 capital units is required to be owned by an individual for membership, and no member may own more than 1.5% of our total outstanding capital units.

Distributions
We issued to our members a cash distribution of $15.0 million (49.5¢ per capital unit) in each of the years ended December 31, 2015 and 2016. On January 17, 2017, our board of managers approved a cash distribution to our members of approximately $9.4 million (31.0¢ per capital unit), which was issued to our members on or about February 3, 2017. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement and distribution policy. In addition, distributions are subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.
Item 6. Selected Financial Data.
The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Eide Bailly LLP.

	2016	2015	2014	2013	2012
Bushels processed	31,735,399	29,923,155	28,190,596	27,159,521	26,228,731
Statement of Operations Data:
Revenues	$377,931,693	$367,560,428	$434,842,176	$468,833,992	$411,985,913
Costs & expenses:
Cost of goods sold	(363,829,609)	(342,658,664)	(412,855,361)	(446,180,873)	(395,072,744)
Operating expenses	(3,445,978)	(3,571,570)	(4,338,147)	(2,884,760)	(2,415,460)
Operating profit (loss)	10,656,106	21,330,194	17,648,668	19,768,359	14,497,709
Non-operating income	2,340,072	2,168,860	3,494,460	3,079,755	2,171,884
Interest expense	(409,331)	(546,648)	(1,076,620)	(1,665,339)	(1,928,660)
Income tax expense	6,209	(570)	(1,870)	(1,000)	(1,000)
Income (loss) from continuing operations	12,593,056	22,951,836	20,064,638	21,181,775	14,739,933
Gain (loss) on discontinued operations	—	—	—	9,272	(236,800)
Net income (loss)	$12,593,056	$22,951,836	$20,064,638	$21,191,047	$14,503,133
Weighted average capital units outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net income (loss) per capital unit	$0.414	$0.755	$0.660	$0.697	$0.477
Balance Sheet Data:
Working capital	$21,794,589	$28,143,049	$21,909,558	$14,578,205	$13,253,429
Net property, plant & equipment	44,751,140	40,921,077	38,750,892	29,838,791	26,468,051
Total assets	121,242,340	122,914,781	117,137,344	135,156,519	141,045,236
Long-term obligations	725,818	787,096	896,260	4,091,791	11,726,213
Members’ equity	72,052,927	74,508,352	66,604,997	46,541,671	36,348,365
Other Data:
Capital expenditures	$7,065,332	$5,225,636	$10,981,737	$5,435,284	1,854,226
Distributions to members	$15,048,481	$15,048,481	$11,001,312	$5,076,105	$—
Distributions to members per capital unit	$0.495	$0.495	$0.362	$0.167	$—

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
Overview and Executive Summary
One year ago, we celebrated a record-breaking year in terms of earnings, generating a net income of $23.0 million in 2015. At the time, though, we certainly did not expect those high returns to continue due to changing economic factors in the industry. True to form, earnings fell sharply in 2016, ending with a net income of $12.6 million. Earnings were negatively impacted from a decrease in demand for soybean meal. While domestic demand was steady, export demand was down due to increased competition from South America. Nevertheless, we believe our results in 2016 were respectable from a historical standpoint.
In addition, despite our results, we were encouraged by the performance of our soybean processing facilities. While the 28.8 million bushels processed at our Volga facility was slightly down compared to 2015 due to a higher moisture content, our processing output at our Miller facility exceeded expectations. We processed 2.95 million bushels at our Miller facility in 2016, compared to 973,000 bushels in 2015. Moreover, more than half of the Miller plant's capacity is now dedicated to processing identity-preserved, primarily non-GMO, soybeans. To help continue this growth, we are actively seeking non-GMO soybeans in 2017.
Looking ahead to 2017, we anticipate an abundant supply of soybeans in South Dakota, which will be beneficial to both the Volga and Miller facilities. We expect strong demand for our soybean oil products from both the food and industrial oil sectors. Finally, due to the relationships built with our customer base over the past five years, we look forward to a number of opportunities to improve our soybean meal sales.
Results of Operations
Comparison of Years Ended December 31, 2016 and 2015

	Year Ended December 31, 2016		Year Ended December 31, 2015
	$	% of Revenue	$	% of Revenue
Revenue	$377,931,693	100.0	$367,560,428	100.0
Cost of revenues	(363,829,609)	(96.3)	(342,658,664)	(93.2)
Operating expenses	(3,445,978)	(0.9)	(3,571,570)	(1.0)
Other income (expense)	1,930,741	0.5	1,622,212	0.4
Income tax (expense), net	6,209	—	(570)	—
Net income (loss)	$12,593,056	3.3	$22,951,836	6.2
Revenue – Revenue increased $10.4 million, or 2.8%, for the year ended December 31, 2016, compared to the same period in 2015. The increase in revenues is primarily due to a 6.1% increase in the quantity of soybeans processed, which increased the sales volume of our soybean products. This increase in production is due to the addition of our crushing facility near Miller, South Dakota, which started operating during the second quarter of 2015. Partially offsetting this increase in revenue was a decrease in the sales price of all our soybean products (meal, oil and hulls). The decrease in sales price is primarily due to an increase in the supply of soybeans following an improved harvest in the fall of 2015.
Gross Profit/Loss – Gross profit decreased $10.8 million, or 43.4%, during the year ended December 31, 2016, compared to the same period in 2015. The decrease in gross profit is primarily due to a weakened demand for soybean meal along with an increase in production costs. Weak meal demand resulted from increased competition from South America, additional production in the U.S. due to an abundant soybean supply, and the availability of less expensive livestock feed sources such as canola meal and distillers grains. Production expenses also increased $1.4 million due primarily to the increase in quantity of soybeans processed at our new Miller facility.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $126,000, or 3.5%, for the year ended December 31, 2016, compared to 2015. The decrease is due to accruing a $322,000 allowance for potentially uncollectible accounts receivable in 2016, compared to $511,000 in 2015.
Interest Expense – Interest expense decreased by $137,000, or 25.1%, for the year ended December 31, 2016, compared to the same period in 2015. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the year ended December 31, 2016 was approximately $14.8 million, compared to $17.0 million for the same period in 2015.
Other Non-Operating Income – Other non-operating income increased $171,000, or 7.9%, for the year ended December 31, 2016, compared to the same period in 2015. The increase is due primarily to an improvement in gains (losses) on the sale of property and equipment. In 2016, we recorded a gain of approximately $126,000, compared to a $128,000 loss in 2015.
Net Income/Loss – During the year ended December 31, 2016, we generated a net income of $12.6 million, compared to $23.0 million during the same period in 2015. The $10.4 million decrease in net income is primarily attributable to a decrease in gross profit associated with a deteriorating demand for soybean meal along with an increase in production expenses.
Comparison of Years Ended December 31, 2015 and 2014

	Year Ended December 31, 2015		Year Ended December 31, 2014
	$	% of Revenue	$	% of Revenue
Revenue	$367,560,428	100.0	$434,842,176	100.0
Cost of revenues	(342,658,664)	(93.2)	(412,855,361)	(94.9)
Operating expenses	(3,571,570)	(1.0)	(4,338,147)	(1.0)
Other income (expense)	1,622,212	0.4	2,417,840	0.6
Income tax (expense), net	(570)	—	(1,870)	—
Net income (loss)	$22,951,836	6.2	$20,064,638	4.6
Revenue – Revenue decreased $67.3 million, or 15.5%, for the year ended December 31, 2015, compared to the same period in 2014. The decrease in revenues is primarily due to a decrease in the sales price of all our soybean products (meal, oil, hulls, and other co-products). The decrease is sales prices is primarily due to an increase in the supply of soybeans resulting from an improved harvest in late 2014. Partially offsetting the decrease in sales price is a 6.1% increase in the volume of soybeans processed during 2015, compared to 2014, which increased the sales volume of our soybean products.
Gross Profit/Loss – Gross profit increased $2.9 million, or 13.3%, during the year ended December 31, 2015, compared to the same period in 2014. The increase is due to a very strong export demand, a tight supply of soybean meal in early 2015, and a decrease in the cost of soybeans. The tight meal supply in early 2015 was created by the 2014 soybean harvest, which was delayed due to rain throughout most of the U.S. This delay caused many U..S. soybean processors to fall behind on meal shipments. Fortunately, the rain avoided our operations during the 2014 harvest, which allowed us to capitalize on meeting other customers' needs. The decrease in soybean prices was due to an increased supply of soybeans in 2015, compared to 2014 when there was a very tight supply of soybeans throughout most of the U.S.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $767,000, or 17.7%, for the year ended December 31, 2015, compared to 2014. The decrease is due to accruing a $0.5 million allowance for potentially uncollectible accounts receivable in 2015, compared to $1.5 million in 2014.
Interest Expense – Interest expense decreased by $530,000, or 49.2%, for the year ended December 31, 2015, compared to the same period in 2014. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the year ended December 31, 2015 was approximately $17.0 million, compared to $33.2 million for the same period in 2014.
Other Non-Operating Income – Other non-operating income, which includes patronage dividend income, decreased $1.3 million, or 37.9%, for the year ended December 31, 2015, compared to the same period in 2014. The decrease is due primarily to decreases in patronage distributions from our associated cooperatives, including CoBank and Minnesota Soybean Processors, and the quantity of crude soybean oil stored for the CBOT. In 2015, patronage distributions totaled $816,000, compared to $1.6 million in 2014.
Net Income/Loss – During the year ended December 31, 2015, we generated a net income of $23.0 million, compared to $20.1 million during the same period in 2014. The $2.9 million increase in net income is primarily attributable to an increase in gross profit associated with improved margins, an increase in production, and a decrease in operating and interest expenses.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2016, we had working capital, defined as current assets less current liabilities, of approximately $21.8 million, compared to working capital of $28.1 million on December 31, 2015. Working capital decreased between periods primarily due to a $15.0 million distribution to members and capital expenditures of $7.1 million. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.
Comparison of the Years Ended December 31, 2016 and 2015

	2016	2015
Net cash from operating activities	$18,147,344	$24,410,610
Net cash used for investing activities	(8,933,932)	(4,584,583)
Net cash used for financing activities	(15,951,226)	(12,177,511)
Cash Flows From (Used For) Operating Activities
The $6.3 million decrease in cash flows from operating activities is primarily attributed to a $10.4 million decrease in net income during 2016, compared to 2015. The decrease in cash flows from net income was partially offset by a $5.3 million change in accrued commodity purchases during 2016, compared to 2015, which resulted from a decrease in commodity prices in 2015 and 2016 following large U.S. soybean harvests.
Cash Flows From (Used For) Investing Activity
Cash flows used for investing activities increased $4.3 million during the year ended December 31, 2016, compared to the same period in 2015. The increase is primarily due to the purchase of $2.0 million of convertible notes receivable and a $1.9 million increase in spending on capital improvements in 2016, compared to 2015. In 2016, we purchased four convertible notes and loaned a total of $2.0 million to Prairie AquaTech, LLC, a start-up company engaged in the research and development of animal protein derived from agricultural products like soybeans. Interest accrues on the notes at rates ranging from 10-15% per annum. The notes mature on December 31, 2017 unless converted earlier into a preferred class of equity. Our capital improvement projects, which were initiated to improve the quality and efficiency of operations, totaled $7.1 million in 2016 compared to $5.2 million in 2015.
Cash Flows From (Used For) Financing Activity
The $3.8 million increase in cash flows used for financing activities is principally due to a change in net proceeds (payments) on borrowings during the year ended December 31, 2016, compared to the same period in 2015. In 2016 net payments on borrowings increased $903,000, compared to a $2.9 million decrease during 2015.

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
Cash Flows From (Used For) Investing Activity
Cash flows used for investing activities decreased $6.1 million during the year ended December 31, 2015, compared to the same period in 2014. The decrease is the result of $5.8 million decrease in spending on capital improvements in 2015, compared to 2014. On December 19, 2014, we purchased an oilseed processing plant near Miller, South Dakota.
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
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $10.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. Beginning on March 20, 2017, the available credit line is reduced by $1.25 million every six months until the credit line’s maturity on September 20, 2020. We pay a 0.40% annual commitment fee on any funds not borrowed. There were no advances outstanding on the revolving term loan as of December 31, 2016 and 2015. Under this loan, $10.0 million was available to borrow as of December 31, 2016.
The second credit line is a revolving working capital (seasonal) loan that matures on October 1, 2017. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $15 million until May 1, 2017, at which time it decreases to $5 million until the loan's maturity date. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the working capital loan as of December 31, 2016 and 2015. Under this loan, $15.0 million was available to borrow as of December 31, 2016.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.23% and 2.88% as of December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the interest rate on the seasonal loan is 2.98% and 2.63%, respectively. We were in compliance with all covenants and conditions under the loans as of December 31, 2016 and the date of this filing.

On March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing plant in Volga, South Dakota. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2% interest. This guarantee was later converted into a direct debt obligation of ours on October 16, 2013, when we received the $964,070 in loan proceeds and assumed responsibility for the loan's annual principal and interest payments of $75,500 which began on June 1, 2014. The note payable matures on June 1, 2020.
Capital Expenditures
We invested approximately $7.1 million in capital expenditures for property and equipment during the year ended December 31, 2016, compared to approximately $5.2 million in capital expenditures during the year ended December 31, 2015. In 2016, we made several improvements to enhance the quality and efficiency of our soybean crushing facility and oil refinery in Volga, South Dakota, as well as made several other miscellaneous improvements to our small oilseed processing plant near Miller, South Dakota. Depending on our profitability in 2017, we anticipate spending between $12.0 million and $18.0 million on capital improvements in 2017. Our principal sources of funds are anticipated to be cash flows from operating activities and long-term debt financing.
Off Balance Sheet Financing Arrangements
Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are the rail car leases we use to distribute our products. We have several long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, FRS 1, GATX Corporation, Trinity Capital and Wells Fargo Rail. Total lease expense under these arrangements is approximately $3.1 million and $3.0 million for the years ended December 31, 2016 and 2015, respectively.
In addition to rail car leases, we have several operating leases for various machinery and equipment. Total lease expense under these arrangements is $102,000 and $129,000 for the years ended December 31, 2016 and 2015, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$786,000	$76,000	$152,000	$558,000	$—

Operating Lease Obligations	11,759,000	3,053,000	4,887,000	3,451,000	368,000

Total	$12,545,000	$3,129,000	$5,039,000	$4,009,000	$368,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
Recent Accounting Pronouncements
See page F-10, Note 1 of our audited financial statements for a discussion on the impact, if any, of the recently pronounced accounting standards.

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
As of December 31, 2016, we had $785,376 in fixed rate debt and $25 million of variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $250,000 per year.
Item 8. Financial Statements and Supplementary Data.
Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2016, 2015 and 2014.

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
As of December 31, 2016, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment using those criteria, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.
This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

Item 9B. Other Information.
None.
PART III
Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a Definitive Proxy Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2016).
Part IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(a)(1)    Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2016. The financial statements appear on page F-2 of this Report.
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	March 22, 2017	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 22, 2017		/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 22, 2017	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 22, 2017	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	March 22, 2017	By	/s/ Paul Barthel
Paul Barthel, Manager

Dated:	March 22, 2017	By	/s/ Gary Duffy
Gary Duffy, Manager

Dated:	March 22, 2017	By	/s/ Wayne Enger
Wayne Enger, Manager

Dated:	March 22, 2017	By	/s/ Gary Goplen
Gary Goplen, Manager

Dated:	March 22, 2017	By	/s/ Jeffrey Hanson
Jeffrey Hanson, Manager

Dated:	March 22, 2017	By	/s/ Kent Howell
Kent Howell, Manager

Dated:	March 22, 2017	By	/s/ Jonathan Kleinjan
Jonathan Kleinjan

Dated:	March 22, 2017	By	/s/ Gary Kruggel
Gary Kruggel, Manager

Dated:	March 22, 2017	By	/s/ Robert Nelsen
Robert Nelsen, Manager

Dated:	March 22, 2017	By	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Dated:	March 22, 2017	By
Ned Skinner, Manager

Dated:	March 22, 2017	By	/s/ Randy Tauer
Randy Tauer, Manager

Dated:	March 22, 2017	By	/s/ Delbert Tschakert
Delbert Tschakert, Manager

Dated:	March 22, 2017	By	/s/ Ardon Wek
Ardon Wek, Manager

Dated:	March 22, 2017	By	/s/ Gary Wertish
Gary Wertish, Manager

EXHIBIT INDEX**

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to

3.1(i)	Articles of Organization.		Appendix A to the Registrant’s Prospectus filed with the Commission pursuant to Rule 424(b)(3) on May 24, 2002 (File No. 333-75804).

3.1(ii)	Operating Agreement, as amended and restated.		Exhibit 3.1(ii) to the Registrant’s Form 8-K filed on June 19, 2014.

3.1(iii)	Articles of Amendment to Articles of Organization.		Exhibit 3.1(iii) to the Registrant’s Form 10-QSB filed with the Commission on August 14, 2002.

4.1	Form of Class A Unit Certificate.		Exhibit 4.1 to the Registrant’s Form S-4 filed with the Commission on December 21, 2001. (File No. 333-75804)

10.1	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002.		Exhibit 10.15 to the Registrant’s Form S-4 filed with the Commission on March 14, 2002. (File No. 333-75804)

10.2	Railcar Leasing Agreements with General Electric Railcar Services Corporation, dated November 10, 2003 and November 25, 2003.		Exhibit 10.19 to the Registrant’s Form 10-K filed with the Commission on March 30, 2004.

10.3	Security Agreement with CoBank dated June 17, 2004.		Exhibit 10.1 to the Registrant’s Form 10-Q filed with the Commission on August 16, 2004.

10.4	Master Loan Agreement with CoBank dated March 14, 2012.		Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on March 14, 2012.

10.5	Amendment to Master Loan Agreement with CoBank dated July 23, 2013		Exhibit 10.1 to the Registrant's Form 10-Q filed with the Commission on August 9, 2013.

10.6	Amendment to Master Loan Agreement with CoBank dated August 5, 2014		Exhibit 10.1 to the Registrant's Form 10Q filed with the Commission on August 12, 2014.

10.7	Amendment to Master Loan Agreement with CoBank dated July 15, 2015		Exhibit 10.1 to the Registrant's Form 10Q filed with the Commission on August 13, 2015

10.8	Amendment to Master Loan Agreement ("Credit Agreement") with CoBank dated December 28, 2016	X

Exhibit Number	Description	Filed Herewith	Incorporated Herein by Reference to
10.9	Monitored Revolving Credit Supplement dated December 28, 2016	X

10.10	Monitored Revolving Term Loan Supplement dated December 28, 2016.	X

10.11	Thomas Kersting Employment Agreement dated August 18, 2015.		Exhibit 10.1 to the Registrant’s Form 8-K filed with the Commission on August 21, 2015.

31.1	Rule13a-14(a)/15d-14(a) Certification by Chief Executive Officer	X

31.2	Rule 13a-14(a)/15d-14 Certified by Chief Financial officer	X

32.1	Section 1350 Certification by Chief Executive Officer	X

32.2	Section 1350 Certification by Chief Financial Officer	X

  ** Documents can be found at www.sec.gov

South Dakota Soybean Processors, LLC

Financial Statements

December 31, 2016, 2015, and 2014

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

We have audited the accompanying balance sheets of South Dakota Soybean Processors, LLC (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2016, 2015, and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2016 and 2015 and the results of its operations and its cash flows for the years ended December 31, 2016, 2015, and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eide Bailly LLP

Denver, Colorado
March 22, 2017

South Dakota Soybean Processors, LLC
Balance Sheets
December 31, 2016 and 2015
___________________________________________________________________________________________________________________

	2016	2015
Assets
Current assets
Cash and cash equivalents	$11,654,648	$18,392,462
Trade accounts receivable, less allowance for uncollectible accounts (2016 - $0; 2015 - $495,000)	20,352,581	21,396,739
Inventories	32,393,421	26,829,196
Margin deposits	2,400,892	7,467,409
Prepaid expenses	1,456,642	1,676,576
Convertible notes receivable	2,000,000	—
Total current assets	70,258,184	75,762,382

Property and equipment	89,832,688	83,083,687
Less accumulated depreciation	(45,081,548)	(42,162,610)
Total property and equipment, net	44,751,140	40,921,077

Other assets
Investments in cooperatives	6,231,233	6,225,008
Other intangible assets, net	1,783	6,314
Total other assets	6,233,016	6,231,322

Total assets	$121,242,340	$122,914,781

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$6,643,226	$7,485,907
Current maturities of long-term debt	59,558	58,344
Accounts payable	1,456,802	1,471,367
Accrued commodity purchases	35,688,152	35,059,642
Accrued expenses	2,380,947	2,775,993
Accrued interest	201,465	229,805
Deferred liabilities - current	2,033,445	538,275
Total current liabilities	48,463,595	47,619,333

Long-term debt, less current maturities	725,818	787,096

Commitments and contingencies (Notes 8, 9, 11, 15 & 17)

Members' equity Class A Units, no par value, 30,419,000 units issued and outstanding	72,052,927	74,508,352

Total liabilities and members' equity	$121,242,340	$122,914,781

 The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Statements of Operations
For the Years Ended December 31, 2016, 2015, and 2014
___________________________________________________________________________________________________________________

	2016	2015	2014

Net revenues	$377,931,693	$367,560,428	$434,842,176

Cost of revenues:
Cost of product sold	304,374,614	287,339,317	362,027,780
Production	24,208,809	22,817,827	20,754,231
Freight and rail	34,554,001	31,827,183	29,387,801
Brokerage fees	692,185	674,337	685,549
Total cost of revenues	363,829,609	342,658,664	412,855,361

Gross profit	14,102,084	24,901,764	21,986,815

Operating expenses:
Administration	3,445,978	3,571,570	4,338,147
Operating income	10,656,106	21,330,194	17,648,668

Other income (expense):
Interest expense	(409,331)	(546,648)	(1,076,620)
Other non-operating income	1,479,226	1,353,050	1,930,428
Patronage dividend income	860,846	815,810	1,564,032
Total other income (expense)	1,930,741	1,622,212	2,417,840

Income before income taxes	12,586,847	22,952,406	20,066,508

Income tax (expense), net	6,209	(570)	(1,870)

Net income	$12,593,056	$22,951,836	$20,064,638

Basic and diluted earnings (loss) per capital unit:	$0.41	$0.75	$0.66

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Statements of Changes in Members’ Equity
For the Years Ended December 31, 2016, 2015, and 2014
___________________________________________________________________________________________________________________

	Class A Units
	Units	Amount

Balances, January 1, 2014	30,419,000	$46,541,671

Net income	—	20,064,638

Distribution to members	—	(1,312)

Balances, December 31, 2014	30,419,000	66,604,997

Net income	—	22,951,836

Distribution to members	—	(15,048,481)

Balances, December 31, 2015	30,419,000	74,508,352

Net income	—	12,593,056

Distributions to members	—	(15,048,481)

Balances, December 31, 2016	30,419,000	$72,052,927

The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Statements of Cash Flows
For the Years Ended December 31, 2016, 2015, and 2014
___________________________________________________________________________________________________________________

	2016	2015	2014
Operating activities
Net income	$12,593,056	$22,951,836	$20,064,638
Charges and credits to net income not affecting cash:
Depreciation and amortization	3,234,787	2,902,546	2,188,890
(Gain) loss on sales of property and equipment	(126,387)	127,837	(19,401)
Non-cash patronage dividends	(6,225)	—	(896,799)
Change in current operating assets and liabilities	2,452,113	(1,571,609)	22,065,294
Net cash from operating activities of continuing operations	18,147,344	24,410,610	43,402,622
Net cash from operating activities of discontinued operations	—	—	1,500
Net cash from operating activities	18,147,344	24,410,610	43,404,122

Investing activities
Retirement of patronage dividends	—	611,453	124,819
Purchase of convertible notes receivable	(2,000,000)	—	—
Decrease in member loans	—	—	145,707
Proceeds from sales of property and equipment	131,400	29,600	52,500
Purchase of property and equipment	(7,065,332)	(5,225,636)	(10,981,737)
Net cash (used for) investing activities of continued operations	(8,933,932)	(4,584,583)	(10,658,711)
Net cash from investing activities of discontinued operations	—	—	3,500
Net cash (used for) investing activities	(8,933,932)	(4,584,583)	(10,655,211)

Financing activities
Change in excess of outstanding checks over bank balances	(842,681)	2,933,754	(7,817,712)
Distributions to members	(15,048,481)	(15,048,481)	(11,001,312)
Payments for debt issue costs	—	(6,500)	—
Proceeds from long-term debt	87,096,560	68,154,464	20,103,229
Principal payments on long-term debt	(87,156,624)	(68,210,748)	(23,289,220)
Net cash (used for) financing activities	(15,951,226)	(12,177,511)	(22,005,015)

Net change in cash and cash equivalents	(6,737,814)	7,648,516	10,743,896

Cash and cash equivalents, beginning of year	18,392,462	10,743,946	50

Cash and cash equivalents, end of year	$11,654,648	$18,392,462	$10,743,946

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$437,671	$676,739	$1,044,151

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 1 - Principal Activity and Significant Accounting Policies
Organization
South Dakota Soybean Processors, LLC (the “Company” or “LLC”) processes and sells soybean products, such as soybean meal, oil, and hulls. The Company’s principal operations are located where we have plants in Volga and Miller, South Dakota.
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

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

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
The Company’s “Shipping and Handling Costs” policy is in accordance with ASC 605, Revenue Recognition.
Advertising costs
Advertising and promotion costs are expensed as incurred. The Company incurred $40,000, $29,000, and $28,000, of advertising costs in the years ended December 31, 2016, 2015, and 2014, respectively.
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
The Company has evaluated the provisions of FASB ASC 740-10 for uncertain tax positions. As of December 31, 2016 and 2015, the unrecognized tax benefit accrual was zero.
The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.
As of December 31, 2016, the book value of the Company’s net assets exceeds the tax basis of those assets by approximately $1.8 million.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2013.  We currently have no tax years under examination.
Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. The ASU is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is in the initial stages of evaluating the effect of the standard on its financial statements and continues to evaluate the available transition methods. However, based on their initial evaluation, the Company does not expect there to be material changes to their current Revenue Recognition policies due to the non-complex contracts with their customers. The Company does not plan to adopt the standard until the interim period ended March 31, 2018.
The FASB issued ASU No. 2015-11 (Inventory: Simplifying the Measurement of Inventory), which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. This ASU is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. Management is currently evaluating the impact of adopting this standard but does not anticipate a material impact to its financial statements.
FASB issued ASU No. 2016-02 (Leases). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for annual reporting periods beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is in the initial stages of evaluating the effect of the standard on their financial statements and continues to evaluate the available transition methods. However, based on their initial evaluation, they do expect there to be material changes to both their current and long-term lease liabilities and fixed assets, because their existing classification of their rail car leases as operating leases, as further described in Note 11, will no longer be available to use after adoption of this new standard. The Company does not plan to adopt the standard until the interim period ended March 31, 2019.
FASB issued ASU No. 2016-15 (Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments). The ASU, which addresses eight specific classification issues, is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. The standard update is effective for fiscal years beginning after December 31, 2017 and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the impact of adopting this update but does not anticipate a material impact to its financial statements.
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

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The following table presents the aging analysis of trade receivables as of December 31, 2016 and 2015:

	2016	2015
Past due:
Less than 30 days past due	$3,537,380	$2,750,039
30-59 days past due	109,345	145,276
60-89 days past due	—	32,540
Greater than 90 days past due	—	776,026
Total past due	3,646,725	3,703,881
Current	16,705,856	18,187,858
Totals	$20,352,581	$21,891,739
The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of December 31, 2016, 2015, and 2014:

	2016	2015	2014
Balances, beginning of year	$495,000	$—	$—
Amounts charged (credited) to costs and expenses	322,065	511,404	1,516,052
Additions (deductions)	(817,065)	(16,404)	(1,516,052)
Balances, end of year	$—	$495,000	$—
In general cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.
Note 3 - Inventories
 The Company’s inventories consist of the following as of December 31:

	2016	2015
Finished goods	$19,740,287	$19,583,416
Raw materials	12,406,656	6,984,054
Supplies & miscellaneous	246,478	261,726
Totals	$32,393,421	$26,829,196
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.
Note 4 - Margin Deposits
The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2016, the Company’s futures contracts all mature within 12 months.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 5 - Convertible Notes Receivable
On January 12, 2016, the Company purchased a secured convertible promissory note from Prairie AquaTech, LLC with a face amount of $750,000. Interest accrues on the note at the rate of 10% per annum and will be due with the principal on December 31, 2017, unless the note is converted earlier.
On July 17, 2016, August 31, 2016, and November 23, 2016, the Company purchased three additional secured convertible promissory notes from Prairie AquaTech totaling $1,250,000. Interest accrues on those notes at the rate of 15% per annum and will be due with the principal on December 31, 2017 unless the notes are converted earlier. Prairie AquaTech granted the Company 20% warrant coverage on these two notes. The warrants, which expire on July 15, 2026, have an exercise price of $0.01 per capital unit. The quantity of capital units the Company is entitled to receive upon exercising their option on their warrants is determined by dividing 250,000 by the pre-money valuation of Prairie AquaTech, excluding a company option pool, before its next round of financing.
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
Note 6 - Investments in Cooperatives
The Company’s investments in cooperatives consist of the following at December 31:

	2016	2015
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$4,710,159	$4,710,159
CoBank	1,521,074	1,514,849
Totals	$6,231,233	$6,225,008
Note 7 - Property and Equipment
The following is a summary of property and equipment at December 31:

	2016			2015
	Cost	Accumulated Depreciation	Net	Net
Land	$543,816	$—	$543,816	$543,816
Land improvements	1,512,308	(286,171)	1,226,137	980,439
Buildings and improvements	18,919,718	(7,918,348)	11,001,370	10,149,709
Machinery and equipment	64,556,459	(35,810,138)	28,746,321	26,979,433
Company vehicles	127,965	(73,452)	54,513	76,941
Furniture and fixtures	1,572,634	(993,439)	579,195	583,285
Construction in progress	2,599,788	—	2,599,788	1,607,454
Totals	$89,832,688	$(45,081,548)	$44,751,140	$40,921,077
Depreciation of property and equipment amounts to $3,230,255, $2,898,014, and $2,186,958 for the years ended December 31, 2016, 2015, and 2014, respectively.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 8 - Notes Payable - Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires October 1, 2017. The purpose of the credit agreement is to finance inventory and accounts receivable. Under this agreement, the Company may borrow up to $15 million until April 30, 2017 and $5 million between May 1, 2017 and October 1, 2017. Interest accrues at a variable rate (2.98% at December 31, 2016). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at December 31, 2016 and 2015. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $15,000,000 as of December 31, 2016.
Note 9 - Long-Term Debt

	2016	2015
Revolving term loan from CoBank, interest at variable rates (3.23% and 2.88% at December 31, 2016 and 2015, respectively), secured by substantially all property and equipment. Loan matures September 20, 2020.	$—	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	785,376	845,440
	785,376	845,440
Less current maturities	(59,558)	(58,344)
Totals	$725,818	$787,096
The Company entered into an agreement as of July 15, 2015 with CoBank to amend and restate its Master Loan Agreement (MLA), which includes both the revolving term and seasonal loans. Under the terms and conditions of the MLA, CoBank agreed to make advances to the Company for up to $10,000,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $1,250,000 every six months starting March 20, 2017 until maturity on September 20, 2020. The Company pays a 0.40% annual commitment fee on any funds not borrowed. There were no advances outstanding of the revolving term loan as of December 31, 2016 and 2015. The remaining commitments available to borrow on the revolving term loan are $10.0 million as of December 31, 2016.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2016.
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
The minimum principal payments on long-term debt obligations are as follows as of December 31, 2016:

For the years ending December 31:
2017	$59,558
2018	60,749
2019	61,964
2020	603,105
Total	$785,376

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 10 - Employee Benefit Plans
The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of an employee's contributed earnings. The amounts charged to expense under this plan were approximately $157,000, $157,000, and $116,000 for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company's Board of Managers approved payment of a profit-based incentive bonus to be awarded to eligible employees following the close of each fiscal year. The Board has allocated approximately 4.6% of profits over $2 million to fund this benefit. Individual amounts are based upon criteria determined by a formula that considers current pay, level of responsibility, and impact on profits of each position. The amounts charged to expense under this incentive were approximately $473,000, $995,000, and $815,000 for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company had a deferred compensation plan for key employees. The plan provided for the Company to pay these employees in five equal annual installments upon retirement. The future payments were discounted at 8%. In February 2015, the Company approved to eliminate this plan and negotiated a settlement with the one remaining qualified employee. The amount recognized as expense (benefit) during the years ended December 31, 2016, 2015, and 2014 was $0, $20,000, $25,000, respectively. The Company made payments of approximately $0, $71,827, and $11,827 for the years ended December 31, 2016, 2015, and 2014, respectively.
Note 11 - Commitments
The Company has operating leases for 250 rail cars from Wells Fargo Rail. The leases require monthly payments of $109,753. The Company also leases 156 rail cars from Trinity Capital. These leases require monthly payments of $88,074. The Company also leases 64 rail cars from Flagship Rail Services. This lease requires monthly payments of $27,200. The Company also leases 15 rail cars from GATX Corporation. This lease requires monthly payments of $10,050. The Company also leases 30 rail cars from American Railcar Leasing, Inc. This lease requires monthly payments of $30,780. The leases began between 2000 and 2016 and have terms ranging from 5-18 years. Lease expense for all rail cars was $3,112,577, $2,987,265, and $2,377,908 for the years ended December 31, 2016, 2015, and 2014, respectively.
On September 1, 2011, the Company renewed a Grain Storage and Transportation Agreement with H&I Grain of Hetland, Inc. (“H&I”). This agreement was for the handling, storage and transportation of soybeans to and from the H&I facilities located in DeSmet, Hetland and Arlington, South Dakota, at established rates per bushel. The agreement provided for an annual minimum payment of $200,000. The agreement expired on August 31, 2014. Expenses under the agreements with H&I were $0, $0, and $404,595 for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company also has a number of other operating leases for machinery and equipment. Rental expense under these other operating leases was $101,755, $128,780, and $126,662 for the years ended December 31, 2016, 2015, and 2014, respectively.
The following is a schedule of future minimum payments required under these operating commitments.

	Rail Cars	Other	Total
Year ended December 31:
2017	$3,025,000	$28,000	$3,053,000
2018	2,464,000	16,000	2,480,000
2019	2,397,000	10,000	2,407,000
2020	2,158,000	3,000	2,161,000
2021	1,290,000	—	1,290,000
Thereafter	368,000	—	368,000
Totals	$11,702,000	$57,000	$11,759,000

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

As of December 31, 2016, the Company had unpaid commitments of approximately $5,400,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by October 2017.
Note 12 - Cash Flow Information
The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2016	2015	2014
(Increase) decrease in assets:
Trade accounts receivable	$1,044,158	$1,200,113	$7,820,461
Inventories	(5,564,225)	7,370,010	31,110,215
Margin account deposit	5,066,517	(4,917,544)	(862,685)
Prepaid expenses	219,934	(220,800)	76,101
	766,384	3,431,779	38,144,092

Increase (decrease) in liabilities:
Accounts payable	(14,565)	152,529	(610,479)
Accrued commodity purchases	628,510	(4,688,215)	(14,925,455)
Accrued expenses and interest	(423,386)	7,772	(642,710)
Deferred liabilities	1,495,170	(475,474)	99,846
	1,685,729	(5,003,388)	(16,078,798)

Totals	$2,452,113	$(1,571,609)	$22,065,294
Note 13 - Derivative Instruments and Hedging Activities
In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded on the Company’s balance sheets at fair value as discussed in Note 14, Fair Value.
As of December 31, 2016 and 2015, the value of the Company’s open futures, options and forward contracts was approximately $(1,364,807) and $2,211,112, respectively.

		Amounts As of December 31, 2016
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,451,863	$4,829,001
Foreign exchange contracts	Current Assets	32,794	20,463
Totals		$3,484,657	$4,849,464

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

		Amounts As of December 31, 2015
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$10,599,610	$8,296,932
Foreign exchange contracts	Current Assets	75,319	166,885
Totals		$10,674,929	$8,463,817
During the years ended December 31, 2016, 2015, and 2014, net realized and unrealized gains (losses) on derivative transactions were recognized in the statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the Year Ending December 31:
	2016	2015	2014
Derivatives not designated as hedging instruments:
Commodity contracts	$5,269,485	$3,526,586	$(1,184,594)
Foreign exchange contracts	45,517	130,914	(8,573)
Totals	$5,315,002	$3,657,500	$(1,193,167)
The Company recorded gains (losses) of $5,315,002, $3,657,500, and $(1,193,167) in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2016, 2015, and 2014, respectively.
Note 14 - Fair Value
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
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The following tables set forth financial assets and liabilities measured at fair value in the balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2016 and 2015:

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,377,137)	$33,159,913	$—	$31,782,776
Margin deposits	$2,400,892	$—	$—	$2,400,892

	Fair Value as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Financial Assets:
Inventory	$2,302,679	$24,000,649	$—	$26,303,328
Margin deposits	$7,467,409	$—	$—	$7,467,409
The Company considers the carrying amount of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, notes receivable, and accounts payable, to be reasonable estimates of fair value due to their length or maturity. The fair value of the Company’s long-term debt approximates the carrying value. The interest rates on the long-term debt are similar to rates the Company would be able to obtain currently in the market.
The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area. This market adjustment caused a negative balance in the Level 1 inventory amount as of December 31, 2016.
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
Note 15 - Business Credit Risk and Concentrations
The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables were $20,352,581 and $21,891,739 at December 31, 2016 and 2015, respectively.
Soybean meal sales accounted for approximately 59%, 61%, and 63% of total revenues for the years ended December 31, 2016, 2015, and 2014, respectively. Soybean oil sales represented approximately 38%, 35%, and 33% of total revenues for the years ended December 31, 2016, 2015, and 2014, respectively.
Net revenue by geographic area for the years ended December 31, 2016, 2015, and 2014 are as follows:

	2016	2015	2014
United States	$307,744,743	$294,345,947	$335,832,896
Canada	70,186,950	73,214,481	99,009,280
Totals	$377,931,693	$367,560,428	$434,842,176
Note 16 - Members' Equity
A minimum of 2,500 capital units is required for an ownership interest in the Company. Such units are subject to certain transfer restrictions. The Company retains the right to redeem the units at the greater of $0.20 per unit or the original

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

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
On January 19, 2016, the Company's Board of Managers approved a cash distribution of approximately $15.0 million, or 49.5 cents per capital unit. The distribution was paid in accordance with the Company's operating agreement and distribution policy on February 5, 2016.
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
On November 5, 2015, an incident occurred at the Volga, South Dakota facility which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. The Company has reported the accident to the U.S. Occupational Safety and Health Administration ("OSHA"), which is conducting an investigation. No civil lawsuit has been filed. The Company has notified its respective insurance carriers.
Note 18 - Subsequent Events
Except for the event listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.
On January 17, 2017, the Company’s Board of Managers declared a cash distribution to its members of approximately $9.4 million. The distribution was issued and paid to members in accordance with the Company's operating agreement and distribution policy on February 3, 2017.