Form 10-Q
period 2017-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2017-05-12
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2017

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 12, 2017, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
March 31, 2017 and 2016

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$124,144	$11,654,648
Trade accounts receivable	19,339,368	20,352,581
Inventories	28,160,253	32,393,421
Margin deposits	4,291,809	2,400,892
Prepaid expenses	1,164,771	1,456,642
Convertible notes receivable	2,000,000	2,000,000
Total current assets	55,080,345	70,258,184

Property and equipment	91,628,220	89,832,688
Less accumulated depreciation	(45,884,959)	(45,081,548)
Total property and equipment, net	45,743,261	44,751,140

Other assets
Investments in cooperatives	6,238,049	6,231,233

Total assets	$107,061,655	$121,240,557

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$4,192,383	$6,643,226
Current maturities of long-term debt	59,558	59,558
Accounts payable	1,080,535	1,456,802
Accrued commodity purchases	20,948,070	35,688,152
Accrued expenses	1,972,907	2,380,947
Accrued interest	157,237	201,465
Deferred liabilities - current	266,646	2,033,445
Total current liabilities	28,677,336	48,463,595

Long-term debt, net of current maturities and unamortized debt issuance costs	13,499,206	724,035

Commitments and contingencies (Notes 6, 7,11 and 12)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at March 31, 2017 and December 31, 2016	64,885,113	72,052,927

Total liabilities and members' equity	$107,061,655	$121,240,557
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2017 and 2016

	2017	2016

Net revenues	$94,759,341	$84,697,915

Cost of revenues:
Cost of product sold	77,723,855	66,835,902
Production	5,978,442	5,622,852
Freight and rail	8,295,972	8,763,936
Brokerage fees	185,437	163,348
Total cost of revenues	92,183,706	81,386,038

Gross profit	2,575,635	3,311,877

Operating expenses:
Administration	856,251	808,047

Operating income	1,719,384	2,503,830

Other income (expense):
Interest expense	(152,110)	(70,155)
Other non-operating income	216,500	455,855
Patronage dividend income	493,201	860,846
Total other income (expense)	557,591	1,246,546

Income before income taxes	2,276,975	3,750,376

Income tax benefit (expense)	—	6,209

Net income	$2,276,975	$3,756,585

Basic and diluted earnings per capital unit	$0.07	$0.12

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2017 and 2016

	2017	2016
Operating activities
Net income	$2,276,975	$3,756,585
Charges and credits to net income not affecting cash:
Depreciation and amortization	853,578	787,622
Gain on sales of property and equipment	(20,100)	(130,000)
Non-cash patronage dividends	(6,816)	(6,225)
Change in current assets and liabilities	(13,688,081)	(10,743,740)
Net cash (used for) operating activities	(10,584,444)	(6,335,758)

Investing activities
Purchase of convertible note receivable	—	(750,000)
Proceeds from sales of property and equipment	20,100	130,000
Purchase of property and equipment	(1,843,916)	(654,931)
Net cash (used for) investing activities	(1,823,816)	(1,274,931)

Financing activities
Change in excess of outstanding checks over bank balances	(2,450,843)	(3,649,553)
Distributions to members	(9,444,789)	(15,048,481)
Payments for debt issue costs	(14,000)	—
Proceeds from long-term debt	20,467,170	26,283,229
Principal payments on long-term debt	(7,679,782)	(17,978,968)
Net cash provided by (used for) financing activities	877,756	(10,393,773)

Net change in cash and cash equivalents	(11,530,504)	(18,004,462)

Cash and cash equivalents, beginning of period	11,654,648	18,392,462

Cash and cash equivalents, end of period	$124,144	$388,000

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$196,338	$202,592

Income taxes	$—	$27,770

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
In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The balance sheet data as of December 31, 2016 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2017.
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
Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. The ASU is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the effect of the standard on its financial statements and continues to evaluate the available transition methods. However, based on their initial evaluation, the Company does not expect there to be material changes to their current Revenue Recognition policies due to the non-complex contracts with their customers. The Company does not plan to adopt the standard until the interim period ended March 31, 2018.
FASB issued ASU No. 2016-02 (Leases). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for annual reporting periods beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is in the initial stages of evaluating the effect of the standard on their financial statements and continues to evaluate the available transition methods. However, based on their initial evaluation, they do expect there to be material changes to both their current and long-term lease liabilities and fixed assets, because their existing classification of their rail car leases as operating leases will no longer be available to

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

use after adoption of this new standard. The Company does not plan to adopt the standard until the interim period ended March 31, 2019.
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

The following table presents the aging analysis of trade receivables as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Past due:
Less than 30 days past due	$2,920,917	$3,537,380
30-60 days past due	96,195	109,345
60-90 days past due	—	—
Greater than 90 days past due	—	—
Total past due	3,017,112	3,646,725
Current	16,322,256	16,705,856

Totals	$19,339,368	$20,352,581

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Balances, beginning of period	$—	$495,000
Amounts charged (credited) to costs and expenses	—	322,065
Additions (deductions)	—	(817,065)

Balances, end of period	$—	$—

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 3 -           Inventories

The Company’s inventories consist of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Finished goods	$22,372,362	$19,740,287
Raw materials	5,541,413	12,406,656
Supplies & miscellaneous	246,478	246,478

Totals	$28,160,253	$32,393,421

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.
Note 4 -         Convertible Notes Receivable
On January 12, 2016, the Company purchased a secured convertible promissory note from Prairie AquaTech, LLC with a face amount of $750,000. Interest accrues on the note at the rate of 10% per annum and will be due with the principal on December 31, 2017 unless the note is converted earlier.
On July 17, 2016, August 31, 2016, and November 23, 2016, the Company purchased three additional secured convertible promissory notes from Prairie AquaTech totaling $1,250,000. Interest accrues on those notes at the rate of 15% per annum and will be due with the principal on December 31, 2017 unless the notes are converted earlier. Prairie AquaTech granted the Company 20% warrant coverage on these three notes. The warrants, which expire on July 15, 2026, have an exercise price of $0.01 per capital unit. The quantity of capital units the Company is entitled to receive upon exercising their option on their warrants is determined by dividing 250,000 by the pre-money valuation of Prairie AquaTech, excluding a company option pool, before its next round of financing.
The principal amounts on all four notes and, at the option of the Company, all accrued interest will automatically convert into preferred capital units in Prairie AquaTech when it closes its next preferred equity financing prior to the due date of the notes. The quantity of capital units that the Company is entitled to receive upon such conversion is be determined by dividing the outstanding principal amount and any accrued interest on these notes by 11.00. The notes are secured by substantially all assets including intellectual property.
Note 5 -         Property and Equipment

The following is a summary of the Company's property and equipment at March 31, 2017 and December 31, 2016:

	2017			2016
	Cost	Accumulated Depreciation	Net	Net
Land	$543,816	$—	$543,816	$543,816
Land improvements	1,512,308	(308,722)	1,203,586	1,226,137
Buildings and improvements	18,919,718	(8,035,905)	10,883,813	11,001,370
Machinery and equipment	65,561,951	(36,438,716)	29,123,235	28,746,321
Company vehicles	127,965	(78,546)	49,419	54,513
Furniture and fixtures	1,572,634	(1,023,070)	549,564	579,195
Construction in progress	3,389,828	—	3,389,828	2,599,788

Totals	$91,628,220	$(45,884,959)	$45,743,261	$44,751,140

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Depreciation of property and equipment was $851,796 and $786,489 for the three months ended March 31, 2017 and 2016, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires October 1, 2017. The purpose of the credit agreement is to finance inventory and accounts receivable. Under this agreement, the Company may borrow up $15 million until April 30, 2017 and $5 million between May 1, 2017 and October 1, 2017. Interest accrues at a variable rate (3.19% at March 31, 2017). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at March 31, 2017 and December 31, 2016. The remaining funds available to borrow under the terms of the revolving credit agreement were $15.0 million as of March 31, 2017.
Note 7 -         Long-Term Debt

The following is a summary of the Company's long-term debt at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Revolving term loan from CoBank, interest at variable rates (3.44% and 3.23% at March 31, 2017 and December 31, 2016, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$12,787,388	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	785,376	785,376
Total debt before debt issuance costs	13,572,764	785,376
Less current maturities	(59,558)	(59,558)
Less debt issuance costs, net of amortization of $0 and $4,532 as of March 31, 2017 and December 31, 2016, respectively	(14,000)	(1,783)

Total long-term debt	$13,499,206	$724,035

The Company entered into an agreement as of March 28, 2017 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $24,000,000 on the revolving term loan. The available commitment decreases in scheduled periodic increments of $2,000,000 every six months starting September 20, 2018 until maturity on September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $14,000 paid by the Company on this amendment will be amortized over the term of the loan. The principal balance outstanding on the revolving term loan was $12,787,388 and $0 as of March 31, 2017 and December 31, 2016, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $11.2 million as of March 31, 2017.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2017.

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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended March 31:

2018	$59,558
2019	60,749
2020	61,964
2021	1,390,493
2022	4,000,000
Thereafter	8,000,000

Total	$13,572,764

Note 8 -        Member Distribution

On January 17, 2017, the Company’s Board of Managers approved a cash distribution of approximately $9.4 million, or 31.0¢ per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 3, 2017.

Note 9 -         Derivative Instruments and Hedging Activities

In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded on the Company’s condensed balance sheets at fair value as discussed in Note 10, Fair Value.

As of March 31, 2017 and December 31, 2016, the value of the Company’s open futures, options and forward contracts was approximately $(1,015,158) and $(1,364,807), respectively.

		As of March 31, 2017
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$9,019,601	$10,212,469
Foreign exchange contracts	Current Assets	189,695	11,985

Totals		$9,209,296	$10,224,454

		As of December 31, 2016
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,451,863	$4,829,001
Foreign exchange contracts	Current Assets	32,794	20,463

Totals		$3,484,657	$4,849,464

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

During the three-month periods ended March 31, 2017 and 2016, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended March 31,
	2017	2016
Derivatives not designated as hedging instruments:
Commodity contracts	$2,302,538	$2,018,929
Foreign exchange contracts	207,553	(16,996)

Totals	$2,510,091	$2,001,933

The Company recorded gains (losses) of $2,510,091 and $2,001,933 in cost of goods sold related to its commodity derivative instruments for the three-month periods ended March 31, 2017 and 2016, respectively.

Note 10 -       Fair Value
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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2017 and December 31, 2016:

	Fair Value as of March 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,192,868)	$28,832,442	$—	$27,639,574
Margin deposits (deficits)	$4,291,809	$—	$—	$4,291,809

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,377,137)	$33,159,913	$—	$31,782,776
Margin deposits	$2,400,892	$—	$—	$2,400,892
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
The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area. This market adjustment caused a negative balance in the Level 1 inventory as of March 31, 2017 and December 31, 2016.
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
Note 11 -       Commitments
As of March 31, 2017 , the Company had unpaid commitments of approximately $6.3 million for construction and acquisition of property and equipment, all of which is expected to be incurred by October 2017.
Note 12 -       Contingencies
From time to time in the ordinary course of our business, the Company may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual dispute. The Company carries insurance that provides protection against general commercial liability claims, claims against our directors, officer and employees, business interruption, automobile liability, and workers' compensation. Except for the event listed below, the Company is not currently involved in any material legal proceedings and are not aware of any potential claims.
On November 5, 2015, an incident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. The U.S. Occupational Safety and Health Administration ("OSHA") initiated an investigation into the incident and later cited the Company for seven violations along with assessing a fine of $25,510. The investigation, however, remains open as the Company is currently appealing the citations and fine. On April 21, 2017, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the District of South Dakota. The plaintiffs, the heirs of the deceased contractor, allege that the Company did not exercise ordinary care and awareness at the time of the incident, thus resulting in the contractor's death. The plaintiffs are seeking relief of an undisclosed amount for compensatory, general and special damages; reimbursement of burial, funeral and legal costs; and any other relief the court determines. The Company has notified our respective insurance carriers. Based upon its investigation of the facts surrounding this case, management believes that the Company did not breach any duties owed to the decedent nor owe any money or other relief to the plaintiffs. Management is unable to assure, however, that the Company will be successful in disposing of the case or that any costs of a settlement or damages awarded by a court would not be material.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 13 -       Subsequent Event
Except for the lawsuit listed in Note 12, the Company evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2017, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2016.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
We recorded a net income of $2.3 million during the three-month period ended March 31, 2017, compared to a net income of $3.8 million during the same period in 2016. Although revenues increased between quarters by approximately $10 million, this was offset by a decrease in gross profit. The decrease in gross profit was primarily driven by a decrease in processing margins based on two primary factors. First, on the soybean meal side, we experienced a steady demand from both the domestic and export sectors. Yet, we and other soybean processing plants operated at a higher processing rate, producing an oversupply of meal during the first quarter of 2017. Second, while demand for refined soybean oil within the food sector remained steady, demand from the biodiesel sector did not. Demand from the biodiesel industry was affected principally by uncertainties concerning the future of the U.S. renewable fuel program as the market searched, and continues to search, for clarity on how these programs and policies will play out in the future.
Our soybean processing facility near Miller, South Dakota, experienced small but steady increases in demand for non-GMO soybean meal and oil. We anticipate that our need for non-GMO soybeans will continue to grow and we will continue to actively encourage producers to join current producers growing these beans.
We continue to invest into plant operation in effort to improve operations, decrease costs and maintain our competitiveness in the future. Our work on the second phase of our new receiving complex continues to progress nicely which we expect to have completed in the third quarter of 2017.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2017 and 2016

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	$	% of Revenue	$	% of Revenue
Revenue	$94,759,341	100.0	$84,697,915	100.0
Cost of revenues	(92,183,706)	(97.3)	(81,386,038)	(96.1)
Operating expenses	(856,251)	(0.9)	(808,047)	(1.0)
Other income (expense)	557,591	0.6	1,246,546	1.5
Income tax benefit (expense)	—	—	6,209	—

Net income	$2,276,975	2.4	$3,756,585	4.4
Revenue – Revenue increased $10.1 million, or 11.9%, for the three-month period ended March 31, 2017, compared to the same period in 2016. The increase in revenues is primarily due to an increase in the sales price of all our commodity soybean products (meal, oil and hulls). The increase in sales price is primarily due to uncertainty of the South American crop, in particular, planting delays in Argentina due to wet weather, along with a general willingness of commodity funds to own soybeans and soybean products.
Gross Profit/Loss – Gross profit decreased $736,000, or 22.2%, for the three-month period ended March 31, 2017, compared to the same period in 2016. The decrease in gross profit is primarily due to a weakened demand for soybean meal and an increase in production costs. Weak demand resulted from a reduction in soybean exports, high capacity utilization rates in the U.S which produced an oversupply of meal during the first quarter of 2017, and the availability of less expensive feed sources such as canola meal and distillers grains. Production expenses also increased $356,000 due primarily to the increase in maintenance costs at our Miller, South Dakota facility.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $47,000, or 5.8%, for the three-month period ended March 31, 2017, compared to the same period in 2016. The increase is mostly due to an increase in personnel costs.
Interest Expense – Interest expense increased $83,000, or 120.4%, during the three months ended March 31, 2017, compared to the same period in 2016. The increase in interest expense is due primarily to increased borrowings, which resulted from, or are associated with, increases in inventory quantities, commodity prices, and capital investments. The average debt level during the three-month period ended March 31, 2017 was approximately $19.5 million, compared to $9.4 million for the same period in 2016.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $607,000 during the three months ended March 31, 2017, compared to the same period in 2016. The decrease is primarily due to decreases in patronage dividend income and gains on the sale of equipment. During the quarter ended March 31, 2017, patronage allocations from our associated cooperatives, including Minnesota Soybean Processors, and CoBank, totaled $493,000, compared to $861,000 during the same period in 2016. We recorded a $20,000 gain on the sales of equipment during the quarter ended March 31, 2017, compared to $130,000 during the same period in 2016.
Net Income/Loss – During the quarter ended March 31, 2017, we generated a net income of $2.3 million, compared to $3.8 million for the same period in 2016. The $1.5 million decrease in net income is primarily attributable to a decrease in gross profit associated with a deteriorating demand for soybean meal, an increase in production and interest expenses, and a decrease in other non-operating income.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2017 and 2016, we had working capital, defined as current assets less current liabilities, of approximately $26.4 million and $25.3 million, respectively. While working capital was positively affected by approximately $11.1 million in net income and $4.4 million in net proceeds from long-term debt since March 31, 2016, it was partially offset by a $9.4 million distribution to members and $8.3 million in purchases of property and equipment during that same period. Based on our current operating plans, we believe that we will be able to fund our needs for the foreseeable future from cash from operations and revolving lines of credit.
The following is a summary of our cash flow from operating, investing and financing activities for each of the three-month periods ended March 31, 2017 and 2016:

	2017	2016
Net cash used for operating activities	$(10,584,444)	$(6,335,758)
Net cash used for investing activities	(1,823,816)	(1,274,931)
Net cash provided by (used for) financing activities	877,756	(10,393,773)
Cash Flows Provided By Operations
The $4.2 million decrease in cash flows used for operating activities is attributed to a $3.0 million decrease in accrued commodity purchases and a $1.5 million decrease in net income during the three months ended March 31, 2017, compared to the same period in 2016. During the three-month period ended March 31, 2017, accrued commodity purchases decreased by approximately $14.7 million, compared to $11.7 million during the same period in 2016. The change in accrued commodity purchases is a reflection of the increase in the commodity price of soybeans.
Cash Flows Used For Investing Activities
The $500,000 increase in cash flows used for investing activities is primarily due to a $1.2 million increase on capital improvements during the three-month period ended March 31, 2017, compared to the same period in 2016. During the three months ended March 31, 2017, we spent approximately $1.8 million on capital improvements, compared to $700,000 during the same period in 2016. Partially offsetting the increased capital improvements is a $750,000 decrease in the purchase of convertible notes receivable. During the quarter ended March 31, 2016, we purchased a $750,000 convertible note from Prairie AquaTech, LLC, a start-up company engaged in the research and development of fish food derived from agriculture products like soybeans, compared to $0 during the same period in 2017.
Cash Flows Used For Financing Activities
The $11.3 million change in cash flows provided by (used for) financing activities is principally due to a $5.7 million change in net proceeds (payments) on borrowings and a $5.6 million decrease in distributions to members. During the three months ended March 31, 2017, net proceeds on borrowings increased $10.3 million, compared to $4.6 million during the same period in 2016.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $24.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. Beginning on September 20, 2018, the available credit line is reduced by $2.0 million every six months until the credit line’s maturity on September 20, 2023. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $12.8 million and $0 as of March 31, 2017 and December 31, 2016. Under this loan, $11.2 million in additional funds was available to be borrowed as of March 31, 2017.
The second credit line is a revolving working capital (seasonal) loan that matures on October 1, 2017. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $15 million until May 1, 2017, at which time it decreases to $5 million until the loan's maturity date. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the working capital loan as of March 31, 2017 and December 31, 2016. Under this loan, there were $15.0 million in available funds to borrow as of March 31, 2017.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.44% and 3.23% as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the interest rate on the seasonal loan is 3.19% and 2.98%, respectively. We were in compliance with all covenants and conditions under the loans as of March 31, 2017 and the date of this filing.
On March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2% interest. This guarantee was later converted into a direct debt obligation of ours on October 16, 2013, when we received the $964,070 in loan proceeds and assumed responsibility for the loan's annual principal and interest payments of $75,500 which began on June 1, 2014. The note payable matures on June 1, 2020. The principal balance outstanding on this loan was $785,376 as of March 31, 2017 and December 31, 2016.

OFF BALANCE SHEET FINANCING ARRANGEMENTS
Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for the rail cars we use to distribute our products. We have several long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, FRS 1, GATX Corporation, Trinity Capital and Wells Fargo Rail. Total lease expenses under these arrangements are approximately $790,000 and $809,000 for the three-month periods ended March 31, 2017 and 2016, respectively.
In addition to rail car leases, we have a few operating leases for various equipment and storage facilities. Total lease expense under these arrangements are $19,000 and $20,000 for the three months ended March 31, 2017 and 2016, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$23,756,000	$523,000	$1,046,000	$14,046,000	$8,141,000

Operating Lease Obligations	11,000,000	2,772,000	4,851,000	3,009,000	368,000

Totals	$34,756,000	$3,295,000	$5,897,000	$17,055,000	$8,509,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
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
Inventory Valuation
We account for our inventories at estimated market value. These inventories are agricultural commodities that are freely traded, have quoted market prices, may be sold without significant further processing, and have predictable and insignificant costs of disposal. We derive our estimates from local market prices determined by grain terminals in our area. Processed product price estimates are determined by the ending sales contract price. This price is determined by the average closing price on the Chicago Board of Trade (CBOT), net of the local basis, for the last two business days of the period and the first business day of the subsequent period. Changes in the market values of these inventories are recognized as a component of cost of goods sold.
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
As of March 31, 2017, we had $785,376 in fixed rate debt and $39 million of variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $390,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2017.
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
On November 5, 2015, an incident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. The U.S. Occupational Safety and Health Administration ("OSHA") initiated an investigation into the incident and later cited us for seven violations along with assessing a fine of $25,510. The investigation, however, remains open as we are currently appealing the citations and fine. On April 21, 2017, we were named as a defendant in a lawsuit filed in the U.S. District Court for the District of South Dakota. The plaintiffs, the heirs of the deceased contractor, allege that we did not exercise ordinary care and awareness at the time of the incident, thus resulting in his death. The plaintiffs are seeking relief of an undisclosed amount for compensatory, general and special damages; reimbursement of burial, funeral and legal costs; and any other relief the court may determine. We have notified our respective insurance carriers. Based upon our investigation of the facts surrounding this case, we believe that we did not breach any duties owed to the decedent nor owe any money or other relief to the plaintiffs. There is no assurance, however, we will be successful in disposing of the case or that any costs of a settlement or damages awarded by a court would not be material.
Item 1A. Risk Factors.
During the quarter ended March 31, 2017, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2016 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	May 12, 2017	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 12, 2017	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX TO
FORM 10-Q
OF SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amendment to Master Loan Agreement ("Credit Agreement") with CoBank dated March 28, 2017
10.2	Amended and Restated Revolving Term Loan Agreement with CoBank dated March 28, 2017
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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