Form 10-Q
period 2017-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2017-07-25
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2017

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On July 25, 2017, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
June 30, 2017 and 2016

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$347,616	$11,654,648
Trade accounts receivable	22,113,014	20,352,581
Inventories	24,410,885	32,393,421
Margin deposits	4,952,915	2,400,892
Prepaid expenses	956,727	1,456,642
Convertible notes receivable	2,000,000	2,000,000
Total current assets	54,781,157	70,258,184

Property and equipment	98,183,375	89,832,688
Less accumulated depreciation	(46,729,074)	(45,081,548)
Total property and equipment, net	51,454,301	44,751,140

Other assets
Investments in cooperatives	6,238,049	6,231,233

Total assets	$112,473,507	$121,240,557

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$5,819,396	$6,643,226
Current maturities of long-term debt	60,749	59,558
Accounts payable	2,108,498	1,456,802
Accrued commodity purchases	21,933,196	35,688,152
Accrued expenses	1,733,848	2,380,947
Accrued interest	179,418	201,465
Deferred liabilities - current	468,305	2,033,445
Total current liabilities	32,303,410	48,463,595

Long-term debt, net of current maturities and unamortized debt issuance costs	13,123,969	724,035

Commitments and contingencies (Notes 6, 7,11 and 12)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at June 30, 2017 and December 31, 2016	67,046,128	72,052,927

Total liabilities and members' equity	$112,473,507	$121,240,557
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2017 and 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net revenues	$96,465,662	$97,297,177	$191,225,003	$181,995,092

Cost of revenues:
Cost of product sold	78,765,709	79,557,550	156,489,564	146,393,452
Production	6,047,833	5,504,537	12,026,275	11,127,389
Freight and rail	8,611,223	8,725,616	16,907,195	17,489,552
Brokerage fees	148,956	187,951	334,393	351,299
Total cost of revenues	93,573,721	93,975,654	185,757,427	175,361,692

Gross profit	2,891,941	3,321,523	5,467,576	6,633,400

Operating expenses:
Administration	789,820	1,069,622	1,646,071	1,877,669

Operating income	2,102,121	2,251,901	3,821,505	4,755,731

Other income (expense):
Interest expense	(158,127)	(111,236)	(310,237)	(181,391)
Other non-operating income	218,962	292,326	435,462	748,181
Patronage dividend income	—	—	493,201	860,846
Total other income (expense)	60,835	181,090	618,426	1,427,636

Income before income taxes	2,162,956	2,432,991	4,439,931	6,183,367

Income tax benefit (expense)	(1,941)	—	(1,941)	6,209

Net income	$2,161,015	$2,432,991	$4,437,990	$6,189,576

Basic and diluted earnings per capital unit	$0.07	$0.08	$0.15	$0.20

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2017 and 2016

	2017	2016
Operating activities
Net income	$4,437,990	$6,189,576
Charges and credits to net income not affecting cash:
Depreciation and amortization	1,725,230	1,572,786
Gain on sales of property and equipment	(62,955)	(131,400)
Non-cash patronage dividends	(6,816)	(6,225)
Change in current assets and liabilities	(11,167,551)	(9,032,559)
Net cash (used for) operating activities	(5,074,102)	(1,407,822)

Investing activities
Purchase of convertible note receivable	—	(850,000)
Proceeds from sales of property and equipment	83,008	131,400
Purchase of property and equipment	(8,446,123)	(1,903,444)
Net cash (used for) investing activities	(8,363,115)	(2,622,044)

Financing activities
Change in excess of outstanding checks over bank balances	(823,830)	(3,480,033)
Distributions to members	(9,444,789)	(15,048,481)
Payments for debt issue costs	(14,000)	—
Proceeds from long-term debt	62,980,317	64,299,350
Principal payments on long-term debt	(50,567,513)	(59,480,239)
Net cash provided by (used for) financing activities	2,130,185	(13,709,403)

Net change in cash and cash equivalents	(11,307,032)	(17,739,269)

Cash and cash equivalents, beginning of period	11,654,648	18,392,462

Cash and cash equivalents, end of period	$347,616	$653,193

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$332,284	$278,178

Income taxes	$35,861	$27,770

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
Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP. The ASU is effective for reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the effect of the standard on its financial statements and continues to evaluate the available transition methods. However, based on their initial evaluation, the Company expects to have enhanced disclosures but does not expect there to be material changes to their current Revenue Recognition policies due to the non-complex contracts with their customers. The Company does not plan to adopt the standard until the interim period ended March 31, 2018.
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

The following table presents the aging analysis of trade receivables as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Past due:
Less than 30 days past due	$3,101,734	$3,537,380
30-60 days past due	161,201	109,345
60-90 days past due	2,367	—
Greater than 90 days past due	10,592	—
Total past due	3,275,894	3,646,725
Current	18,837,120	16,705,856

Totals	$22,113,014	$20,352,581

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Balances, beginning of period	$—	$495,000
Amounts charged (credited) to costs and expenses	—	322,065
Additions (deductions)	—	(817,065)

Balances, end of period	$—	$—

In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 3 -           Inventories

The Company’s inventories consist of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Finished goods	$16,960,501	$19,740,287
Raw materials	7,203,906	12,406,656
Supplies & miscellaneous	246,478	246,478

Totals	$24,410,885	$32,393,421

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
The principal amounts on all four notes and, at the option of the Company, all accrued interest will automatically convert into preferred capital units in Prairie AquaTech when it closes its next preferred equity financing prior to the due date of the notes. The quantity of capital units that the Company is entitled to receive upon such conversion is to be determined by dividing the outstanding principal amount and any accrued interest on these notes by 11.00. The notes are secured by substantially all assets including intellectual property.
Note 5 -         Property and Equipment

The following is a summary of the Company's property and equipment at June 30, 2017 and December 31, 2016:

	2017			2016
	Cost	Accumulated Depreciation	Net	Net
Land	$543,816	$—	$543,816	$543,816
Land improvements	1,512,308	(331,274)	1,181,034	1,226,137
Buildings and improvements	18,919,718	(8,153,462)	10,766,256	11,001,370
Machinery and equipment	66,446,221	(37,122,320)	29,323,901	28,746,321
Company vehicles	123,716	(79,391)	44,325	54,513
Furniture and fixtures	1,562,598	(1,042,627)	519,971	579,195
Construction in progress	9,074,998	—	9,074,998	2,599,788

Totals	$98,183,375	$(46,729,074)	$51,454,301	$44,751,140

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Depreciation of property and equipment was $871,113 and $784,031 for the three months ended June 30, 2017 and 2016, respectively, and $1,722,909 and $1,570,520 for the six months ended June 30, 2017 and 2016, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires October 1, 2017. The purpose of the credit agreement is to finance inventory and accounts receivable. Under this agreement, the Company could borrow up $15 million until April 30, 2017 and $5 million between May 1, 2017 and October 1, 2017. Interest accrues at a variable rate (3.43% at June 30, 2017). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at June 30, 2017 and December 31, 2016. The remaining funds available to borrow under the terms of the revolving credit agreement were $5.0 million as of June 30, 2017.
Note 7 -         Long-Term Debt

The following is a summary of the Company's long-term debt at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Revolving term loan from CoBank, interest at variable rates (3.68% and 3.23% at June 30, 2017 and December 31, 2016, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$12,472,210	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	725,970	785,376
Total debt before debt issuance costs	13,198,180	785,376
Less current maturities	(60,749)	(59,558)
Less debt issuance costs, net of amortization of $538 and $4,532 as of June 30, 2017 and December 31, 2016, respectively	(13,462)	(1,783)

Total long-term debt	$13,123,969	$724,035

The Company entered into an agreement as of March 28, 2017 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $24,000,000 on the revolving term loan with a variable effective interest rate of 3.68%. The available commitment decreases in scheduled periodic increments of $2,000,000 every six months starting September 20, 2018 until maturity on September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $14,000 paid by the Company on this amendment will be amortized over the term of the loan. The principal balance outstanding on the revolving term loan was $12,472,210 and $0 as of June 30, 2017 and December 31, 2016, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $11.5 million as of June 30, 2017.

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of June 30, 2017.

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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended June 30:

2018	$60,749
2019	61,964
2020	603,258
2021	472,209
2022	4,000,000
Thereafter	8,000,000

Total	$13,198,180

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

As of June 30, 2017 and December 31, 2016, the value of the Company’s open futures, options and forward contracts was approximately $(2,691,480) and $(1,364,807), respectively.

		As of June 30, 2017
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$4,416,017	$7,075,594
Foreign exchange contracts	Current Assets	71,831	103,734

Totals		$4,487,848	$7,179,328

		As of December 31, 2016
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,451,863	$4,829,001
Foreign exchange contracts	Current Assets	32,794	20,463

Totals		$3,484,657	$4,849,464

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

During the three and six-month periods ended June 30, 2017 and 2016, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Commodity contracts	$1,267,071	$(1,009,099)	$3,569,609	$(3,028,028)
Foreign exchange contracts	(150,281)	35,161	57,272	52,157

Totals	$1,116,790	$(973,938)	$3,626,881	$(2,975,871)

The Company recorded gains (losses) of $3,626,881 and $(2,975,871) in cost of revenue related to its commodity derivative instruments for the six-month periods ended June 30, 2017 and 2016, respectively.

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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2017 and December 31, 2016:

	Fair Value as of June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(2,659,577)	$26,574,846	$—	$23,915,269
Margin deposits (deficits)	$4,952,915	$—	$—	$4,952,915

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,377,137)	$33,159,913	$—	$31,782,776
Margin deposits	$2,400,892	$—	$—	$2,400,892
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
The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area. This market adjustment caused a negative balance in the Level 1 inventory as of June 30, 2017 and December 31, 2016.
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
Note 11 -       Commitments
As of June 30, 2017, the Company had unpaid commitments of approximately $2.1 million for construction and acquisition of property and equipment, all of which is expected to be incurred by October 2017.
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
On November 5, 2015, an incident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. The U.S. Occupational Safety and Health Administration ("OSHA") initiated an investigation into the incident and later cited the Company for six violations along with assessing a fine of $22,565. On April 21, 2017, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the District of South Dakota. The plaintiffs, the heirs of the deceased contractor, allege that the Company did not exercise ordinary care and awareness at the time of the incident, thus resulting in the contractor's death. The plaintiffs are seeking relief of an undisclosed amount for compensatory, general and special damages; reimbursement of burial, funeral and legal costs; and any other relief the court determines. The Company has notified our respective insurance carriers. Based upon its investigation of the facts surrounding this case, management believes that the Company did not breach any duties owed to the decedent nor owe any money or other relief to the plaintiffs. Management is unable to assure, however, that the Company will be successful in disposing of the case or that any costs of a settlement or damages awarded by a court would not be material.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the six-month period ended June 30, 2017, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2016.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
We recorded a net income of $4.4 million during the six-month period ended June 30, 2017, compared to a net income of $6.2 million during the same period in 2016. Although revenues increased by approximately $9.2 million in 2017, gross profit decreased by $1.2 million. Gross profit decreased between periods primarily from a decrease in processing margins due to a deteriorating demand for soybean meal, increased production costs, and a decrease in the amount of soybeans processed. Even though the U.S. had a record soybean crop in 2016, demand for soybean meal within our domestic market has only been steady in 2017 and slightly worsened on the export side. Exports of soybean meal deteriorated mainly due to a large South American soybean crop. A production oversupply of soybean meal, resulting from our and other plants operating at a high processing rate, further contributed to the demand imbalance. In contrast, demand for refined soybean oil within the food sector remained steady in 2017, and demand from the biodiesel sector has slowly increased in 2017. Demand from the biodiesel industry was affected principally by uncertainties concerning the future of the U.S. renewable fuel program as the market searched, and continues to search, for clarity on how these programs and policies will play out in the future.
Our soybean processing facility near Miller, South Dakota, experienced small but steady increases in demand for non-GMO soybean meal and oil. We anticipate that our need for non-GMO soybeans will continue to grow and we will continue to actively encourage producers to join current producers growing these beans.
We continue to invest into plant operation in effort to improve operations, decrease costs and maintain our competitiveness in the future. In the first six months of 2017, we invested over $8.4 million on capital improvements at our two facilities. One of the major capital improvement projects is the second phase of our new soybean receiving complex which we expect to have completed in the third quarter of 2017.

RESULTS OF OPERATIONS
Comparison of the three-months ended June 30, 2017 and 2016

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	$	% of Revenue	$	% of Revenue
Revenue	96,465,662	100.0	97,297,177	100.0
Cost of revenues	(93,573,721)	(97.0)	(93,975,654)	(96.6)
Operating expenses	(789,820)	(0.8)	(1,069,622)	(1.1)
Other income (expense)	60,835	0.1	181,090	0.2
Income tax benefit (expense)	(1,941)	—	—	—

Net income	$2,161,015	2.2	2,432,991	2.5
Revenue – Revenue decreased $832,000, or 0.9%, for the three-month period ended June 30, 2017, compared to the same period in 2016. The decrease in revenues is primarily due to a 3.4% decrease in the quantity of soybeans processed, which decreased the sales volume of our soybean products. This decrease in production is largely due to a deterioration in soybean quality caused by excessive moisture, which required us to slow our production rate in order to meet our customers' quality specifications.
Gross Profit/Loss – Gross profit decreased $430,000, or 12.9%, for the three-month period ended June 30, 2017, compared to the same period in 2016. The decrease in gross profit is primarily due to a weakened demand for soybean meal and an increase in production costs. Weak meal demand resulted from a reduction in soybean exports, high capacity utilization rates in the U.S which produced an oversupply of meal in early 2017, and the availability of less expensive feed sources such as canola meal and distillers grains. Production expenses also increased $543,000 due primarily to increases in energy and maintenance costs at our Miller, South Dakota, facility.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $280,000, or 26.2%, for the three-month period ended June 30, 2017, compared to the same period in 2016. The decrease is mostly due to accruing a $338,000 allowance for a potentially uncollectible account receivable in 2016, compared to $0 in the same period in 2017.
Interest Expense – Interest expense increased $47,000, or 42.2%, during the three months ended June 30, 2017, compared to the same period in 2016. The increase in interest expense is due primarily to increased borrowings, which resulted from, or are associated with, increases in inventory quantities, commodity prices, and capital investments, and an increase in interest rates on our senior debt with CoBank. The average debt level during the three-month period ended June 30, 2017 was approximately $16.7 million, compared to $14.5 million for the same period in 2016. As of June 30, 2017, the interest rate on our revolving long-term loan was 3.68%, compared to 2.90% as of June 30, 2016.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $73,000, or 25.1%, during the three months ended June 30, 2017, compared to the same period in 2016. The decrease is primarily due to a decrease in oil storage income arising from our issuance of warehouse receipts on CBOT soybean oil contracts. We stored less oil on CBOT oil contracts in the three-month period ended June 30, 2017, compared to the same period in 2016, thus decreasing oil storage income in the second quarter of 2017.
Net Income/Loss – During the quarter ended June 30, 2017, we generated a net income of $2.2 million, compared to $2.4 million for the same period in 2016. The $0.2 million decrease in net income is primarily attributable to a decrease in gross profit associated with a deteriorating demand for soybean meal, an increase in production and interest expenses, and a decrease in other non-operating income.

Comparison of the six months ended June 30, 2017 and 2016

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	$	% of Revenue	$	% of Revenue
Revenue	$191,225,003	100.0	$181,995,092	100.0
Cost of revenues	(185,757,427)	(97.1)	(175,361,692)	(96.4)
Operating expenses	(1,646,071)	(0.9)	(1,877,669)	(1.0)
Other income (expense)	618,426	0.3	1,427,636	0.8
Income tax benefit (expense)	(1,941)	—	6,209	—

Net income	$4,437,990	2.3	$6,189,576	3.4
Revenue – Revenue increased $9.2 million, or 5.1%, for the six-month period ended June 30, 2017, compared to the same period in 2016. The increase in revenues is primarily due to an increase in the sales price of all our commodity soybean products (meal, oil and hulls) in early 2017. The increase in sales price is primarily due to the uncertainty of the South American crop resulting from planting delays in Argentina caused by wet weather, and a general willingness of commodity funds to own soybeans and soybean-based products. The increase in revenue is partially offset by a 3.5% decrease in the quantity of soybeans processed, which decreased the sales volume of our soybean products. Production decreased largely because a deterioration in soybean quality (excessive moisture) which required us to slow our production rate in order to meet our customers' quality specifications.
Gross Profit/Loss – Gross profit decreased $1.2 million, or 17.6%, for the six-month period ended June 30, 2017, compared to the same period in 2016. The decrease in gross profit is primarily due to a weakened demand for soybean meal and an increase in production costs. Weak demand resulted from a reduction in soybean exports, high capacity utilization rates in the U.S which produced an oversupply of meal during the first half of 2017, and the availability of less expensive feed sources such as canola meal and distillers grains. Production expenses also increased $899,000 due primarily to increases in energy and maintenance costs at our Miller, South Dakota, facility.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $232,000, or 12.3%, for the six-month period ended June 30, 2017, compared to the same period in 2016. The decrease is mostly due to accruing a $338,000 allowance for a potentially uncollectible account receivable in 2016, compared to $0 in the same period in 2017.
Interest Expense – Interest expense increased $129,000, or 71.0%, during the six months ended June 30, 2017, compared to the same period in 2016. The increase in interest expense is due primarily to an increase in interest rates on our senior debt with CoBank and increased borrowings, which resulted from, or are associated with, increases in inventory quantities, commodity prices, and capital investments. As of June 30, 2017, the interest rate on our revolving long-term loan was 3.68%, compared to 2.90% as of June 30, 2016. The average debt level during the six-month period ended June 30, 2017 was approximately $18.1 million, compared to $11.9 million for the same period in 2016.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $680,000, or 42.3%, during the six months ended June 30, 2017, compared to the same period in 2016. The decrease is primarily due to decreases in patronage dividend income and oil storage income arising from our issuance of warehouse receipts on CBOT soybean oil contracts. During the six-month period ended June 30, 2017, patronage allocations from our associated cooperatives, including Minnesota Soybean Processors and CoBank, totaled $493,000, compared to $861,000 during the same period in 2016. We also stored less oil on CBOT oil contracts in the six-month period ended June 30, 2017, compared to the same period in 2016, thus decreasing oil storage income in 2017.
Net Income/Loss – During the six-month period ended June 30, 2017, we generated a net income of $4.4 million, compared to $6.2 million for the same period in 2016. The $1.8 million decrease in net income is primarily attributable to a decrease in gross profit associated with a deteriorating demand for soybean meal, an increase in production and interest expenses, and a decrease in other non-operating income.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2017 and 2016, we had working capital, defined as current assets less current liabilities, of approximately $22.5 million and $22.9 million, respectively. While working capital was positively affected by approximately $10.8 million in net income and $12.4 million in net proceeds from long-term debt since June 30, 2016, it was offset during the same period by a $9.4 million distribution to members, $13.6 million in purchases of property and equipment, and $1.2 million in purchases of convertible notes receivable in Prairie Aqua-Tech, LLC, a start-up company engaged in the research and development of animal protein derived from agricultural products like soybeans. Based on our current operating plans, we believe that we will be able to fund our operating and capital needs for the foreseeable future from cash from operations and revolving lines of credit.
The following is a summary of our cash flow from operating, investing and financing activities for each of the six-month periods ended June 30, 2017 and 2016:

	2017	2016
Net cash used for operating activities	$(5,074,102)	$(1,407,822)
Net cash used for investing activities	(8,363,115)	(2,622,044)
Net cash provided by (used for) financing activities	2,130,185	(13,709,403)
Cash Flows Provided By Operations
The $3.7 million increase in cash flows used for operating activities is attributed to a $2.8 million increase in margin deposits and a $1.8 million decrease in net income during the six months ended June 30, 2017, compared to the same period in 2016. During the six-month period ended June 30, 2017, margin deposits increased by approximately $2.5 million, compared to a $0.3 million decrease during the same period in 2016.
Cash Flows Used For Investing Activities
The $5.7 million increase in cash flows used for investing activities is primarily due to a $6.5 million increase on capital improvements during the six-month period ended June 30, 2017, compared to the same period in 2016. During the six months ended June 30, 2017, we spent approximately $8.4 million on capital improvements, compared to $1.9 million during the same period in 2016. Partially offsetting the increased capital improvements is an $850,000 decrease in the purchase of convertible notes receivable. During the six-month period ended June 30, 2016, we purchased $750,000 in convertible notes from Prairie AquaTech compared to $0 during the same period in 2017.
Cash Flows Used For Financing Activities
The $15.8 million change in cash flows provided by (used for) financing activities is principally due to a $10.2 million decrease in net proceeds (payments) on borrowings and a $5.6 million decrease in distributions to members. During the six months ended June 30, 2017, net proceeds on borrowings increased $11.6 million, compared to $1.4 million during the same period in 2016.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $24.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. Beginning on September 20, 2018, the available credit line is reduced by $2.0 million every six months until the credit line’s maturity on September 20, 2023. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $12.5 million and $0 as of June 30, 2017 and December 31, 2016. Under this loan, $11.5 million in additional funds was available to be borrowed as of June 30, 2017.
The second credit line is a revolving working capital (seasonal) loan that matures on October 1, 2017. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line was $15 million until May 1, 2017, at which time it decreased to $5 million until the loan's maturity date. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the working capital loan as of June 30, 2017 and December 31, 2016, making $5.0 million available to be borrowed as of June 30, 2017.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.68% and 3.23% as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, the interest rate on the seasonal loan is 3.43% and 2.98%, respectively. We were in compliance with all covenants and conditions under the loans as of June 30, 2017 and the date of this filing.
On March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2% interest. This guarantee was later converted into a direct debt obligation of ours on October 16, 2013, when we received the $964,070 in loan proceeds and assumed responsibility for the loan's annual principal and interest payments of $75,500 which began on June 1, 2014. The note payable matures on June 1, 2020. The principal balance outstanding on this loan was $725,970 as of June 30, 2017 and December 31, 2016.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for the rail cars we use to distribute our products. We have several long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, FRS 1, GATX Corporation, Trinity Capital and Wells Fargo Rail. Total lease expenses under these arrangements are approximately $1.6 million for each of the six-month periods ended June 30, 2017 and 2016.
In addition to rail car leases, we have a few operating leases for various equipment and storage facilities. Total lease expense under these arrangements are $19,000 and $37,000 for the six months ended June 30, 2017 and 2016, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$23,475,000	$543,000	$1,626,000	$13,156,000	$8,150,000

Operating Lease Obligations	10,241,000	2,808,000	4,814,000	2,567,000	52,000

Totals	$33,716,000	$3,351,000	$6,440,000	$15,723,000	$8,202,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.

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
As of June 30, 2017, we had $725,970 in fixed rate debt and $29 million of variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $290,000 per year.

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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2017.
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
On November 5, 2015, an incident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. The U.S. Occupational Safety and Health Administration ("OSHA") initiated an investigation into the incident and later cited us for seven violations along with assessing a fine of $22,565. On April 21, 2017, we were named as a defendant in a lawsuit filed in the U.S. District Court for the District of South Dakota. The plaintiffs, the heirs of the deceased contractor, allege that we did not exercise ordinary care and awareness at the time of the incident, thus resulting in his death. The plaintiffs are seeking relief of an undisclosed amount for compensatory, general and special damages; reimbursement of burial, funeral and legal costs; and any other relief the court may determine. We have notified our respective insurance carriers. Based upon our investigation of the facts surrounding this case, we believe that we did not breach any duties owed to the decedent nor owe any money or other relief to the plaintiffs. There is no assurance, however, we will be successful in disposing of the case or that any costs of a settlement or damages awarded by a court would not be material.
Item 1A. Risk Factors.
During the quarter ended June 30, 2017, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2016 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	July 25, 2017	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	July 25, 2017	By	/s/ Mark Hyde
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
(2) Incorporated by reference from the same numbered exhibit to the issuer’s Form 8-K filed on June 22, 2017.
(3) Incorporated by reference from the same numbered exhibit to the issuer’s Form 10-Q filed on August 14, 2002.
(4) Incorporated by reference from the same numbered exhibit to the issuer’s Registration Statement on Form S-4 (File No. 333-75804).