Form 10-Q
period 2017-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2017-11-09
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 9, 2017, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
September 30, 2017 and 2016

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$417,416	$11,654,648
Trade accounts receivable	23,131,292	20,352,581
Inventories	27,079,740	32,393,421
Margin deposits	4,263,218	2,400,892
Prepaid expenses	657,600	1,456,642
Convertible notes receivable	2,000,000	2,000,000
Total current assets	57,549,266	70,258,184

Property and equipment	102,396,953	89,832,688
Less accumulated depreciation	(47,592,588)	(45,081,548)
Total property and equipment, net	54,804,365	44,751,140

Other assets
Investments in cooperatives	6,238,049	6,231,233

Total assets	$118,591,680	$121,240,557

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$3,868,788	$6,643,226
Current maturities of long-term debt	60,749	59,558
Accounts payable	1,305,034	1,456,802
Accrued commodity purchases	33,238,704	35,688,152
Accrued expenses	2,181,078	2,380,947
Accrued interest	241,656	201,465
Deferred liabilities - current	86,197	2,033,445
Total current liabilities	40,982,206	48,463,595

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	7,217,455	724,035
Other long-term liabilities	7,041	—
Total long-term liabilities	7,224,496	724,035

Commitments and contingencies (Notes 7, 8,12 and 13)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at September 30, 2017 and December 31, 2016	70,384,978	72,052,927

Total liabilities and members' equity	$118,591,680	$121,240,557
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2017 and 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net revenues	$93,114,711	$100,258,599	$284,339,714	$282,253,691

Cost of revenues:
Cost of product sold	74,660,364	80,174,628	231,149,928	226,568,080
Production	6,042,767	6,838,847	18,069,042	17,966,236
Freight and rail	8,037,718	8,672,345	24,944,913	26,161,897
Brokerage fees	178,515	164,793	512,908	516,092
Total cost of revenues	88,919,364	95,850,613	274,676,791	271,212,305

Gross profit	4,195,347	4,407,986	9,662,923	11,041,386

Operating expenses:
Administration	787,579	770,570	2,433,650	2,648,239

Operating income	3,407,768	3,637,416	7,229,273	8,393,147

Other income (expense):
Interest expense	(210,612)	(88,835)	(520,849)	(270,226)
Other non-operating income	141,694	270,687	577,156	1,018,868
Patronage dividend income	—	—	493,201	860,846
Total other income (expense)	(68,918)	181,852	549,508	1,609,488

Income before income taxes	3,338,850	3,819,268	7,778,781	10,002,635

Income tax benefit (expense)	—	—	(1,941)	6,209

Net income	$3,338,850	$3,819,268	$7,776,840	$10,008,844

Basic and diluted earnings per capital unit	$0.11	$0.13	$0.26	$0.33

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2017 and 2016

	2017	2016
Operating activities
Net income	$7,776,840	$10,008,844
Charges and credits to net income not affecting cash:
Depreciation and amortization	2,589,283	2,383,732
Gain on sales of property and equipment	(62,955)	(131,400)
Non-cash patronage dividends	(6,816)	(6,225)
Change in current assets and liabilities	(3,229,415)	(6,483,827)
Net cash provided by (used for) operating activities	7,066,937	5,771,124

Investing activities
Purchase of convertible note receivable	—	(1,425,000)
Proceeds from sales of property and equipment	83,008	131,400
Purchase of property and equipment	(12,659,701)	(4,259,949)
Net cash provided by (used for) investing activities	(12,576,693)	(5,553,549)

Financing activities
Change in excess of outstanding checks over bank balances	(2,774,438)	1,873,679
Distributions to members	(9,444,789)	(15,048,481)
Payments for debt issue costs	(14,000)	—
Proceeds from long-term debt	96,438,268	77,380,484
Principal payments on long-term debt	(89,932,517)	(77,440,548)
Net cash provided by (used for) financing activities	(5,727,476)	(13,234,866)

Net change in cash and cash equivalents	(11,237,232)	(13,017,291)

Cash and cash equivalents, beginning of period	11,654,648	18,392,462

Cash and cash equivalents, end of period	$417,416	$5,375,171

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$480,658	$323,519

Income taxes	$46,461	$35,361

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
FASB issued ASU No. 2016-02 (Leases). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for annual reporting periods beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is in the initial stages of evaluating the effect of the standard on their financial statements and continues to evaluate the available transition methods. However, based on their initial evaluation, they do expect there to be material changes to both their current and long-term lease liabilities and fixed assets, because their existing classification of their rail car leases as operating leases will no longer be available to use after adoption of this new standard. The Company does not plan to adopt the standard until the interim period ended March 31, 2019.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

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
The following table presents the aging analysis of trade receivables as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Past due:
Less than 30 days past due	$2,608,504	$3,537,380
30-60 days past due	61,911	109,345
60-90 days past due	11,616	—
Greater than 90 days past due	3,665	—
Total past due	2,685,696	3,646,725
Current	20,445,596	16,705,856

Totals	$23,131,292	$20,352,581
The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016

Balances, beginning of period	$—	$495,000
Amounts charged (credited) to costs and expenses	—	322,065
Additions (deductions)	—	(817,065)

Balances, end of period	$—	$—
In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1 ½% per month on past due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 3 -           Inventories
The Company’s inventories consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Finished goods	$14,750,808	$19,740,287
Raw materials	12,082,454	12,406,656
Supplies & miscellaneous	246,478	246,478

Totals	$27,079,740	$32,393,421
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
Note 5 -         Property and Equipment
The following is a summary of the Company's property and equipment at September 30, 2017 and December 31, 2016:

	2017			2016
	Cost	Accumulated Depreciation	Net	Net
Land	$543,816	$—	$543,816	$543,816
Land improvements	1,512,308	(353,826)	1,158,482	1,226,137
Buildings and improvements	18,919,718	(8,271,019)	10,648,699	11,001,370
Machinery and equipment	66,520,939	(37,811,192)	28,709,747	28,746,321
Company vehicles	123,716	(84,485)	39,231	54,513
Furniture and fixtures	1,597,338	(1,072,066)	525,272	579,195
Construction in progress	13,179,118	—	13,179,118	2,599,788

Totals	$102,396,953	$(47,592,588)	$54,804,365	$44,751,140

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Depreciation of property and equipment was $863,514 and $809,813 for the three months ended September 30, 2017 and 2016, respectively, and $2,586,423 and $2,380,333 for the nine months ended September 30, 2017 and 2016, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires October 1, 2018. The purpose of the credit agreement is to finance inventory and accounts receivable. Under this agreement, the Company may borrow up $15 million until April 30, 2018 and $5 million between May 1, 2018 and October 1, 2018. Interest accrues at a variable rate (3.44% at September 30, 2017). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at September 30, 2017 and December 31, 2016. The remaining funds available to borrow under the terms of the revolving credit agreement were $15.0 million as of September 30, 2017.
Note 7 -         Long-Term Debt
The following is a summary of the Company's long-term debt at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Revolving term loan from CoBank, interest at variable rates (3.69% and 3.23% at September 30, 2017 and December 31, 2016, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$6,565,157	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	725,970	785,376
Total debt before debt issuance costs	7,291,127	785,376
Less current maturities	(60,749)	(59,558)
Less debt issuance costs, net of amortization of $1,077 and $4,532 as of September 30, 2017 and December 31, 2016, respectively	(12,923)	(1,783)

Total long-term debt	$7,217,455	$724,035
The Company entered into an agreement as of March 28, 2017 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $24,000,000 on the revolving term loan with a variable effective interest rate of 3.69%. The available commitment decreases in scheduled periodic increments of $2,000,000 every six months starting September 20, 2018 until maturity on September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $14,000 paid by the Company on this amendment will be amortized over the term of the loan. The principal balance outstanding on the revolving term loan was $6,565,157 and $0 as of September 30, 2017 and December 31, 2016, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $17.4 million as of September 30, 2017.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of September 30, 2017.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended September 30:

2018	$60,749
2019	61,964
2020	603,258
2021	—
2022	—
Thereafter	6,565,156

Total	$7,291,127
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
As of September 30, 2017 and December 31, 2016, the value of the Company’s open futures, options and forward contracts was approximately $619,085 and $(1,364,807), respectively.

		As of September 30, 2017
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$6,757,578	$6,193,499
Foreign exchange contracts	Current Assets	133,176	78,170

Totals		$6,890,754	$6,271,669

		As of December 31, 2016
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,451,863	$4,829,001
Foreign exchange contracts	Current Assets	32,794	20,463

Totals		$3,484,657	$4,849,464

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

During the three and nine-month periods ended September 30, 2017 and 2016, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Commodity contracts	$2,709,036	$7,147,878	$6,278,645	$4,119,850
Foreign exchange contracts	45,600	14,980	102,872	67,137

Totals	$2,754,636	$7,162,858	$6,381,517	$4,186,987
The Company recorded gains (losses) of $6,381,517 and $4,186,987 in cost of revenue related to its commodity derivative instruments for the nine-month periods ended September 30, 2017 and 2016, respectively.
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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2017 and December 31, 2016:

	Fair Value as of September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$564,079	$25,941,312	$—	$26,505,391
Margin deposits (deficits)	$4,263,218	$—	$—	$4,263,218

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,377,137)	$33,159,913	$—	$31,782,776
Margin deposits	$2,400,892	$—	$—	$2,400,892
The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area. This market adjustment caused a negative balance in the Level 1 inventory as of December 31, 2016.
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
Note 11 -       Commitments
As of September 30, 2017, the Company had unpaid commitments of approximately $1,065,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2017.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2017, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2016.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
For the nine-month period ended September 20, 2017, we recorded a net income of $7.8 million, compared to a net income of $10.0 million during the same period in 2016. Gross profit decreased approximately $1.3 million between periods primarily because of deteriorating demand for soybean meal and a 2.7% decrease in the amount of soybeans processed. Although the U.S. had a record soybean crop in 2016, demand in 2017 for soybean meal within the U.S. domestic market has been steady while slightly worsening on the export side. The value received on soybean meal exports continue to decline mainly due to a large South American soybean crop. In contrast, demand in 2017 for refined soybean oil within the food sector remained steady, and demand from the biodiesel sector slowly increased. Demand for soybean oil from the biodiesel industry was positively affected by recently implemented U.S. tariffs on biodiesel imported from Argentina and Indonesia, which resulted in increased demand for soybean oil from U.S. biodiesel producers. While some soybean processing plants around the U.S. slowed production in the third quarter of 2017, our main soybean processing facility in Volga, South Dakota, operated at full capacity.
In terms of our outlook from this fall's soybean harvest, while rain delayed the harvest, the crop produced by local soybean producers appears to be of good quality yet lower in oil content. The decrease in oil content, which we estimate at one-half a pound per bushel, may negatively impact our future earnings. At the same time, however, our Miller, South Dakota, soybean processing facility continues to experience small, but steady increases in demand for non-GMO soybean meal and oil. In anticipation of this growth, we actively encouraged producers to grow these non-GMO beans and experienced a sizable increase in the quantity delivered to our facility this fall.
We continue to invest in capital projects in effort to improve operations, decrease costs and maintain our competitiveness. In the first nine months of 2017, we invested approximately $12.7 million on capital improvements at our two facilities. One of the major capital improvement projects is the second phase of our new soybean receiving complex which was completed this third quarter of 2017.

RESULTS OF OPERATIONS
Comparison of the three-months ended September 30, 2017 and 2016

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	$	% of Revenue	$	% of Revenue
Revenue	93,114,711	100.0	100,258,599	100.0
Cost of revenues	(88,919,364)	(95.5)	(95,850,613)	(95.6)
Operating expenses	(787,579)	(0.8)	(770,570)	(0.8)
Other income (expense)	(68,918)	(0.1)	181,852	0.2
Income tax benefit (expense)	—	—	—	—

Net income	$3,338,850	3.6	3,819,268	3.8
Revenue – Revenue decreased $7.1 million, or 7.1%, for the three-month period ended September 30, 2017, compared to the same period in 2016. The decrease in revenues is primarily due to a 12.5% decrease in the average sales price of soybean meal which resulted from a weakened demand for soybean meal. The weak demand for soybean meal is largely due to a reduction in soybean exports, high capacity utilization rates in the U.S which produced an oversupply of meal, and the availability of less expensive feed sources such as canola meal and distillers grains.
Gross Profit/Loss – Gross profit decreased $213,000, or 4.8%, for the three-month period ended September 30, 2017, compared to the same period in 2016. The decrease in gross profit is primarily due to the weakened demand for soybean meal. Partially offsetting the weak demand for soybean meal was a decrease in production expenses which decreased $796,000 mainly due to a decrease in maintenance costs at our Volga, South Dakota, facility.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, remained relatively constant for the three-month period ended September 30, 2017, compared to the same period in 2016.
Interest Expense – Interest expense increased $122,000, or 137.1%, during the three months ended September 30, 2017, compared to the same period in 2016. The increase in interest expense is due primarily to increased borrowings, which resulted from, or is associated with, increases in inventory quantities, commodity prices, and capital investments, and an increase in interest rates on our senior debt with CoBank. The average debt level during the three-month period ended September 30, 2017 was approximately $24.8 million, compared to $14.6 million for the same period in 2016. As of September 30, 2017, the interest rate on our revolving long-term loan was 3.69%, compared to 2.98% as of September 30, 2016.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $129,000, or 47.7%, during the three months ended September 30, 2017, compared to the same period in 2016. The decrease is primarily due to a decrease in oil storage income arising from our issuance of warehouse receipts on CBOT soybean oil contracts. We stored less oil on CBOT oil contracts in the three-month period ended September 30, 2017, compared to the same period in 2016, thus decreasing oil storage income in the second quarter of 2017.
Net Income/Loss – During the quarter ended September 30, 2017, we generated a net income of $3.3 million, compared to $3.8 million for the same period in 2016. The $480,000 decrease in net income is primarily attributable to a decrease in gross profit associated with a deteriorating demand for soybean meal, an increase in interest expense, and a decrease in other non-operating income.

Comparison of the nine months ended September 30, 2017 and 2016

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	$	% of Revenue	$	% of Revenue
Revenue	$284,339,714	100.0	$282,253,691	100.0
Cost of revenues	(274,676,791)	(96.6)	(271,212,305)	(96.1)
Operating expenses	(2,433,650)	(0.9)	(2,648,239)	(0.9)
Other income (expense)	549,508	0.2	1,609,488	0.6
Income tax benefit (expense)	(1,941)	—	6,209	—

Net income	$7,776,840	2.7	$10,008,844	3.5
Revenue – Revenue increased $2.1 million, or 0.7%, for the nine-month period ended September 30, 2017, compared to the same period in 2016. The increase in revenues is primarily due to an increase in the sales price of our soybean oil in 2017. The increase in sales price is primarily due to recently implemented U.S. tariffs on biodiesel imported from Argentina and Indonesia, which increased demand for soybean oil from U.S. biodiesel manufacturers. The increase in revenue is partially offset by a 2.7% decrease in the quantity of soybeans processed, which decreased the sales volume of our soybean products. Production decreased largely because of a deterioration in soybean quality (excessive moisture) which required us to slow our production rate in order to meet our customers' quality specifications.
Gross Profit/Loss – Gross profit decreased $1.4 million, or 12.5%, for the nine-month period ended September 30, 2017, compared to the same period in 2016. The decrease in gross profit is primarily due to a weakened demand for soybean meal. Weak demand was caused by a reduction in soybean exports, high capacity utilization rates in the U.S which produced an oversupply of meal during the first half of 2017, and the availability of less expensive feed sources such as canola meal and distillers grains.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $215,000, or 8.1%, for the nine-month period ended September 30, 2017, compared to the same period in 2016. The decrease is mostly due to accruing a $338,000 allowance for a potentially uncollectible account receivable in 2016, compared to $0 in the same period in 2017.
Interest Expense – Interest expense increased $251,000, or 92.7%, during the nine months ended September 30, 2017, compared to the same period in 2016. The increase in interest expense is due primarily to an increase in interest rates on our senior debt with CoBank and increased borrowings, which resulted from, or are associated with, increases in inventory quantities, commodity prices, and capital investments. As of September 30, 2017, the interest rate on our revolving long-term loan was 3.69%, compared to 2.98% as of September 30, 2016. The average debt level during the nine-month period ended September 30, 2017 was approximately $20.3 million, compared to $12.8 million for the same period in 2016.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $809,000, or 43.1%, during the nine months ended September 30, 2017, compared to the same period in 2016. The decrease is primarily due to decreases in patronage dividend income and oil storage income arising from our issuance of warehouse receipts on CBOT soybean oil contracts. During the nine-month period ended September 30, 2017, patronage allocations from our associated cooperatives, including Minnesota Soybean Processors and CoBank, totaled $493,000, compared to $861,000 during the same period in 2016. We also stored less oil on CBOT oil contracts in the nine-month period ended September 30, 2017, compared to the same period in 2016, thus decreasing oil storage income in 2017.
Net Income/Loss – During the nine-month period ended September 30, 2017, we generated a net income of $7.8 million, compared to $10.0 million for the same period in 2016. The $2.2 million decrease in net income is primarily attributable to a decrease in gross profit associated with a deteriorating demand for soybean meal, an increase in interest expense, and a decrease in other non-operating income.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2017 and 2016, we had working capital, defined as current assets less current liabilities, of approximately $16.6 million and $19.7 million, respectively. While working capital was positively affected by approximately $10.4 million in net income and $6.5 million in net proceeds from long-term debt since September 30, 2016, it was offset during the same period by a $9.4 million distribution to members, $15.5 million in purchases of property and equipment, and $575,000 in purchases of convertible notes receivable in Prairie Aqua-Tech, LLC, a start-up company engaged in the research and development of animal protein derived from agricultural products like soybeans. Based on our current operating plans, we believe that we will be able to fund our operating and capital needs for the foreseeable future from cash from operations and revolving lines of credit.
The following is a summary of our cash flow from operating, investing and financing activities for each of the nine-month periods ended September 30, 2017 and 2016:

	2017	2016
Net cash provided by operating activities	$7,066,937	$5,771,124
Net cash used for investing activities	(12,576,693)	(5,553,549)
Net cash used for financing activities	(5,727,476)	(13,234,866)
Cash Flows Provided By Operations
The $1.3 million increase in cash flows used for operating activities is attributed to a delayed soybean harvest in 2017, compared to the same period in 2016. Typically, we see a substantial amount of soybeans harvested and delivered to our facilities before the end of the third quarter; however, several rain storms made it difficult for local farmers to get into their fields to harvest their new crops. Consequently, we saw a $5.3 million reduction in inventory during the nine months ended September 30, 2017, compared to a $12.5 million increase during the same period in 2016. Partially offsetting the change in inventory levels, margin deposits during the nine-month period ended September 30, 2017 increased by approximately $1.9 million, compared to a $7.8 million decrease during the same period in 2016.
Cash Flows Used For Investing Activities
The $7.0 million increase in cash flows used for investing activities is primarily due to an $8.4 million increase on capital improvements during the nine-month period ended September 30, 2017, compared to the same period in 2016. During the nine months ended September 30, 2017, we spent approximately $12.7 million on capital improvements, compared to $4.3 million during the same period in 2016. Partially offsetting the increased capital improvements is a $1.4 million decrease in the purchase of convertible notes receivable. During the nine-month period ended September 30, 2016, we purchased $1,425,000 in convertible notes from Prairie AquaTech compared to $0 during the same period in 2017.
Cash Flows Used For Financing Activities
The $7.5 million decrease in cash flows used for financing activities is principally due to a $5.6 million decrease in distributions to members and a $1.9 million reduction in net proceeds (payments) on borrowings. During the nine months ended September 30, 2017, net proceeds on borrowings increased $3.7 million, compared to $1.8 million during the same period in 2016.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $24.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. Beginning on September 20, 2018, the available credit line is reduced by $2.0 million every six months until the credit line’s maturity on September 20, 2023. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $6.6 million and $0 as of September 30, 2017 and December 31, 2016. Under this loan, $17.4 million in additional funds was available to be borrowed as of September 30, 2017.

The second credit line is a revolving working capital (seasonal) loan that matures on October 1, 2018. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $15 million until May 1, 2018, at which time it decreases to $5 million until the loan's maturity date. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the working capital loan as of September 30, 2017 and December 31, 2016, making $15.0 million available to be borrowed as of September 30, 2017.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.69% and 3.23% as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the interest rate on the seasonal loan is 3.44% and 2.98%, respectively. We were in compliance with all covenants and conditions under the loans as of September 30, 2017 and the date of this filing.
On March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing facility in Volga, South Dakota. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2% interest. This guarantee was later converted into a direct debt obligation of ours on October 16, 2013, when we received the $964,070 in loan proceeds and assumed responsibility for the loan's annual principal and interest payments of $75,500 which began on June 1, 2014. The note payable matures on June 1, 2020. The principal balance outstanding on this loan was $725,970 and $785,376 as of September 30, 2017 and December 31, 2016, respectively.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for the rail cars we use to distribute our products. We have several long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, FRS 1, GATX Corporation, Trinity Capital and Wells Fargo Rail. Total lease expenses under these arrangements are approximately $2.5 million and $2.3 million for the nine-month periods ended September 30, 2017 and 2016, respectively.
In addition to rail car leases, we have a few operating leases for various equipment and storage facilities. Total lease expense under these arrangements are $27,000 and $52,000 for the nine months ended September 30, 2017 and 2016, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$8,686,000	$322,000	$1,183,000	$493,000	$6,688,000

Operating Lease Obligations	9,636,000	2,659,000	4,838,000	2,139,000	—

Totals	$18,322,000	$2,981,000	$6,021,000	$2,632,000	$6,688,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.

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
As of September 30, 2017, we had $725,970 in fixed rate debt and $29 million of variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $290,000 per year.

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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2017.
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
Item 1A. Risk Factors.
During the quarter ended September 30, 2017, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2016 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amended and Restated Monitored Revolving Credit Promissory Note
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 9, 2017	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 9, 2017	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)