Form 10-K
period 2017-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2018-03-21
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
☐    Yes       ☒    No

The aggregate market value of the registrant’s Class A units held by non-affiliates at June 30, 2017 was approximately $96,471,218 computed by reference to the most recent public offering price on Form S-1. The registrant's Class A units are not listed on an exchange or otherwise publicly traded. Additionally, the Class A units are subject to significant restrictions on transfer under the registrant's operating agreement.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year (December 31, 2017).

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
We began producing soybean meal, crude soybean oil, and soybean hulls in late 1996. Since then we have made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we acquired ownership and management control of Urethane Soy Systems Company (USSC), a company engaged in the production and sale of various soybean oil-based polyurethane products, which we closed in December 2011 because of poor financial performance. In May 2011, we completed the construction and start-up of a deodorizer at our facility, which allows us to deodorize refined soybean oil and sell the oil directly to customers in the food industry. In December 2014, we purchased an oilseed processing plant located near Miller, South Dakota, approximately 100 miles west of our main facility in Volga. The Miller plant has allowed us to expand into new markets by processing identity-preserved soybeans, such as non-GMO and organic soybeans.
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
Soybean production is concentrated in the central U.S., Brazil, Argentina and China. In the 2017 harvest season, the U.S. produced approximately 4.39 billion bushels of soybeans, approximately 2% higher than the previous record crop in 2016, and approximately 34% of estimated world production. The USDA estimates that approximately 47% of soybeans produced in the U.S. are processed domestically, 50% are exported as whole soybeans, and 3% are retained for seed and residual use. Historically, there has been an adequate supply of soybeans produced in South Dakota and the upper Midwest for the soybean processing industry. In 2017, farm producers in South Dakota produced 241.2 million bushels of soybeans, ranking it eighth among the top producing states in the U.S. as set forth in the following table:

State	Production (bushels)
Illinois	612 million
Iowa	562 million
Minnesota	380 million
Nebraska	326 million
Indiana	321 million
Missouri	290 million
Ohio	252 million
South Dakota	241 million
North Dakota	240 million
Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Soybean meal is predominantly consumed by poultry and swine in the U.S. On average, exports of soybean meal account for 20% to 30% of total production.
Soybean oil refineries are also generally located close to soybean processing plants. Oil is shipped throughout the U.S. and for export. The USDA estimates that approximately 59% of domestic oil production is used in food, feed and industrial applications, 33% in biodiesel production, and 8% is exported.
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
Products & Services
We process soybeans at our two crushing plants to extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of a soybean bushel is processed and sold as soybean meal or hulls. The remaining percentage of the soybean is extracted as crude soybean oil. The crude soybean oil is sold directly to customers, or processed into refined soybean oil for future sale.
Raw Materials and Suppliers
We purchase soybeans for processing from local soybean producers and elevators, of which there has been adequate supply historically. In 2017, producers in South Dakota grew and harvested approximately 241 million bushels, compared to 256 million in 2016, 236 million in 2015, 230 million in 2014, and 182 million bushels in 2013. Of this amount, we processed 31.6 million bushels in 2017, compared to 31.7 million in 2016, 29.9 million in 2015, 28.2 million in 2014, and 27.2 million bushels in 2013. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.
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
Employees
We currently employ approximately 116 individuals, all but nine of whom are full-time. We have no unions or other collective bargaining agreements.
Sales, Marketing and Customers
Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. The meal is primarily sold to customers in the local area (typically within 200 miles of our Volga facility), Western U.S., and Canada. Our crude soybean oil is sold to refining companies for further processing, or it is refined at our facilities and sold directly to the food industry for human consumption or biodiesel industry as transportation fuel.
The table presented below represents the percentage of sales by quantity of product sold within various markets for 2017.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil
Local	40%	23%	26%
Other U.S. States	30%	77%	70%
Export	30%	—	4%
Over half of our products are shipped by rail, the service of which is provided by the Rapid City, Pierre & Eastern (RCP&E) rail line, with connections to the Burlington-Northern Santa Fe, Canadian Pacific (CP), and the Union Pacific rail lines. On June 1, 2014, our rail line was sold by CP to RCP&E, which is owned and operated by Genesee & Wyoming, Inc.
All of our assets and operations are domiciled in South Dakota, and all of the products sold are produced in South Dakota.
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
We currently operate the only soybean processing plants in South Dakota, although a new processing plant owned by AGP is under construction in northeast South Dakota and is expected to be operational in the fall of 2019. Once operational, this plant could intensify the competition for the purchase of soybeans in certain areas of South Dakota from which we now purchase soybeans. In addition, we believe that our processing facilities represent approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. We continue to maintain our competitive position in the market by producing high quality products and operating highly efficient operations at the lowest possible cost, and adding value to our products. In effort to add additional value and diversify, we recently invested in Prairie AquaTech, LLC, a start-up company engaged in the research and development of high quality protein ingredients derived from soybeans and which plans to build a production facility adjacent to our Volga plant.
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
We are dependent on our management and other key personnel, and loss of their services may adversely affect our business. Our success and business strategy is dependent in large part on our ability to attract and retain key management and operating personnel. This can present particular challenges for us because we operate in a specialized industry and because our business is located in a rural area. Key employees are in high demand and are often subject to competing employment offers in the agricultural value-added industries within the local and regional area. Any loss of the key employees or the failure of these individuals to perform their job functions in a satisfactory manner would have a material adverse effect on our business operations and prospects.
We operate in an intensely competitive industry and we may not be able to continue to compete effectively. We may not be able to continue to successfully penetrate the markets for our products. The soybean processing business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the products we sell. We compete with other soybean processors such as Archer-Daniels Midland (ADM), Cargill, Bunge, and Ag Processing (AGP), among others, all of which are capable of producing significantly greater quantities of soybean products than we do, and may achieve higher operating efficiencies and lower costs due to their scale. A new processing plant owned by AGP is under construction in northeast South Dakota and is expected to be operational in the fall of 2019 which could increase the competition for soybeans and adversely affect our business.
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
Because soybean processing and refining is energy intensive, our business will be materially harmed if energy prices increase substantially. Electricity prices have steadily increased the last few years, and natural gas prices have fluctuated historically. Currently, natural gas prices are at very low levels. If the trend in electricity prices continues, any significant increase in the price of natural gas will increase our energy costs and adversely affect our profitability and operating results. In addition, there are no natural gas distribution lines near the processing plant near Miller, South Dakota, making electricity the only current source of energy at that facility.
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
Increases in the production of soybean meal or oil could result in lower prices for soybean meal or oil and have other adverse effects. Existing soybean processing and refining plants could construct additions to increase their production, and new soybean processing and refining plants could be constructed as well. AGP's new processing plant, for example, in northeast South Dakota, is scheduled to be built and operational by 2019. If there is not a corresponding increase in the demand for soybean meal and oil, or if the increased demand is not significant, the increased production of soybean meal and oil may lead to lower prices for soybean meal and oil. The increased production of soybean meal and oil could have other adverse effects as well. The increased production of soybean meal and oil could result in increased demand for soybeans, in turn leading to higher prices for soybeans, resulting in higher costs of production and lower profits.
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
We are subject to industry-specific risks that could adversely affect our operating results. These risks include, but are not limited to, product quality or contamination; shifting consumer preferences; federal, state, and local food processing regulations; socially unacceptable farming practices; environmental, health and safety regulations; and customer product liability claims. Any liability resulting from these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by us. The occurrence of any of the matters described above could adversely affect our revenues and operating results. Our products are used as ingredients in livestock and poultry feed. Thus, we are subject to risks associated with the outbreak of disease in livestock and poultry, including, but not limited to, mad-cow disease and avian influenza. The outbreak of disease could adversely affect demand for our products used as ingredients in livestock and poultry feed. A decrease in demand for these products could adversely affect our revenues and operating results.
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

Item 4. Mine Safety Disclosures.
None.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 1, 2018, the total number of Class A capital units outstanding is 30,419,000, all of which is owned and held by 2,198 members.
Trading Activity
Our capital units are not traded on an exchange or otherwise publicly traded and are subject to significant restrictions on transfer. Most transfers of capital units are conducted through a “qualified matching service” as defined by the publicly-traded partnership rules of the federal tax code. Under the qualified matching service, bids for capital units submitted by interested buyers and sellers are matched on the basis of a strict set of rules and conditions set forth under the federal tax code and by us; plus, all matching and transfers are subject to approval by our board of managers. Our qualified matching service is operated through www.AgStockTrade.com, an SEC-registered and regulated Alternative Trading Service owned and operated by Variable Investment Advisors, Inc., Sioux Falls, South Dakota, a registered broker-dealer with the SEC, FINRA, and various states. The following table contains historical information by quarter for the past two years regarding the matching of capital units through the qualified matching service:

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Matched
First Quarter 2016	$3.59	$4.06	$3.90	77,500
Second Quarter 2016	$3.50	$3.75	$3.60	56,500
Third Quarter 2016	$3.65	$3.75	$3.71	40,000
Fourth Quarter 2016	$3.39	$3.50	$3.44	45,500
First Quarter 2017	$3.39	$3.59	$3.47	61,000
Second Quarter 2017	$3.28	$3.62	$3.50	41,250
Third Quarter 2017	$3.23	$3.49	$3.38	43,750
Fourth Quarter 2017	$3.31	$3.51	$3.41	85,000

(1)	The qualified matching service rules prohibit firm bids; therefore, the prices reflect actual sale prices of the capital units.
Transfer Restrictions
As a limited liability company, we must severely restrict trading and transfers of our capital units in order to preserve our preferential single-level "partnership" tax status at the member level. To preserve this, our operating agreement prohibits transfers of capital units other than through the procedures specified under our capital units transfer system, or CUTS, which may be amended from time to time by our board of managers. Under the CUTS, our capital units cannot be traded on any national securities exchange or in any over-the-counter market. Also, we cannot permit the total number of capital units traded annually through the qualified matching service to exceed 10% of our total issued and outstanding capital units. All transactions, including any trades on the qualified matching service, must be approved by the board of managers, which are generally approved if they fall within “safe harbors” contained in the rules of the federal tax code. Permitted transfers include transfers by gift or death, sales to qualified family members, and trades through the qualified matching service subject to the 10% restriction. Pursuant to our operating agreement, a minimum of 2,500 capital units is required to be owned by an individual or entity for membership, and no member may own more than 10% of our total outstanding capital units.

Distributions
We issued to our members a cash distribution of $9.4 million (31.0¢ per capital unit) and $15.0 million (49.5¢ per capital unit) in the years ended December 31, 2017 and 2016, respectively. On February 6, 2018, our board of managers approved a cash distribution to our members of approximately $5.1 million (16.7¢ per capital unit), which was issued to our members on or about February 9, 2018. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement and distribution policy. In addition, distributions are subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.
Item 6. Selected Financial Data.
The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Eide Bailly LLP.

	2017	2016	2015	2014	2013
Bushels processed	31,577,132	31,735,399	29,923,155	28,190,596	27,159,521
Statement of Operations Data:
Revenues	$375,256,342	$377,931,693	$367,560,428	$434,842,176	$468,833,992
Costs & expenses:
Cost of goods sold	(364,133,733)	(363,829,609)	(342,658,664)	(412,855,361)	(446,180,873)
Operating expenses	(3,211,255)	(3,441,446)	(3,567,038)	(4,338,147)	(2,884,760)
Operating profit (loss)	7,911,354	10,660,638	21,334,726	17,648,668	19,768,359
Non-operating income (loss)	(437,744)	2,340,072	2,168,860	3,494,460	3,079,755
Interest expense	(704,601)	(413,863)	(551,180)	(1,076,620)	(1,665,339)
Income tax benefit (expense)	(1,941)	6,209	(570)	(1,870)	(1,000)
Income (loss) from continuing operations	6,767,068	12,593,056	22,951,836	20,064,638	21,181,775
Gain (loss) on discontinued operations	—	—	—	—	9,272
Net income (loss)	$6,767,068	$12,593,056	$22,951,836	$20,064,638	$21,191,047
Weighted average capital units outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net income (loss) per capital unit	$0.222	$0.414	$0.755	$0.660	$0.697
Balance Sheet Data:
Working capital	$15,668,312	$21,794,589	$28,143,049	$21,909,558	$14,578,205
Net property, plant & equipment	55,531,308	44,751,140	40,921,077	38,750,892	29,838,791
Total assets	123,216,647	121,240,557	122,914,781	117,137,344	135,156,519
Long-term obligations	5,102,818	724,035	787,096	896,260	4,091,791
Members’ equity	69,375,206	72,052,927	74,508,352	66,604,997	46,541,671
Other Data:
Capital expenditures	$14,494,447	$7,065,332	$5,225,636	$10,981,737	5,435,284
Distributions to members	$9,444,789	$15,048,481	$15,048,481	$11,001,312	$5,076,105
Distributions to members per capital unit	$0.310	$0.495	$0.495	$0.362	$0.167

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
Overview and Executive Summary
In 2017, we generated a net income of $6.8 million, compared to $12.6 million in 2016 and $23.0 million in 2015. The decline in profit was largely the result of a decrease in the value received for soybean meal and a decrease in other non-operating income. While demand for soybean meal, which accounts for approximately 60% of our revenue, from both the domestic and export markets increased in 2017, there was still plenty of processing capacity in the U.S. and the market simply wasn't willing to pay the same value for soybean meal as compared to previous years. In addition, in November 2017, we were adversely affected by the sale of our remaining ownership interest in Minnesota Soybean Processors, which resulted in a loss of approximately $1.45 million.
We are, however, optimistic about 2018 despite our results in 2017. First, Argentina, which accounts for approximately 28% of the world's soybean meal exports, has been experiencing dry conditions and high inflation, causing an increase in demand for soybean meal from the U.S. Second, increases in livestock supply within our immediate area have presented a new opportunity for the sale of soybean meal. Lastly, our soybean processing facilities have continued to perform well. Our Volga facility processed a record 29.2 million bushels of soybeans in 2017, and our Miller facility processed a record quantity of non-GMO soybeans, the primary production focus for this facility. Our $14.5 million in capital improvement projects in 2017 is also expected to enhance plant performance and results in 2018.
Results of Operations
Comparison of Years Ended December 31, 2017 and 2016

	Year Ended December 31, 2017		Year Ended December 31, 2016
	$	% of Revenue	$	% of Revenue
Revenue	$375,256,342	100.0	$377,931,693	100.0
Cost of revenues	(364,133,733)	(97.0)	(363,829,609)	(96.3)
Operating expenses	(3,211,255)	(0.9)	(3,441,446)	(0.9)
Other income (expense)	(1,142,345)	(0.3)	1,926,209	0.5
Income tax (expense), net	(1,941)	—	6,209	—
Net income (loss)	$6,767,068	1.8	$12,593,056	3.3
Revenue – Revenue decreased $2.7 million, or 0.7%, for the year ended December 31, 2017, compared to the same period in 2016. The decrease in revenues is primarily due to a 0.5% decrease in the quantity of soybeans processed, which correspondingly decreased the sales volume of our soybean products. Production decreased largely because of a deterioration in soybean quality (excessive moisture) which required us to slow our production rate in order to meet our customers' quality specifications.
Gross Profit/Loss – Gross profit decreased $3.0 million, or 21.1%, during the year ended December 31, 2017, compared to the same period in 2016. The decrease in gross profit is primarily due to a weakened value for soybean meal in the U.S. Although demand for soybean meal increased domestically and exports remained relatively constant in 2017, the soybean meal value decreased due to high production rates in the U.S. This high production produced an oversupply of soybean meal, especially in the first half of 2017. Weakened value was also affected by an abundance of less expensive livestock feed such as canola and distillers grains.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $230,000, or 6.7%, for the year ended December 31, 2017, compared to 2016. The decrease is mostly due to accruing a $322,000 allowance for potentially uncollectible accounts receivable in 2016, compared to $0 in 2017.

Interest Expense – Interest expense increased $291,000, or 70.2%, for the year ended December 31, 2017, compared to the same period in 2016. The increase in interest expense is due primarily to an increase in interest rates on our senior debt with CoBank and increased borrowings, which resulted from, or are associated with, increases in inventory quantities commodity prices and capital investments. As of December 31, 2017, the interest rate on our revolving log-term loan was 4.02%, compared to 3.23% as of December 31, 2016. The average debt level during the year ended December 31, 2017 was approximately $20.8 million, compared to $14.8 million for the same period in 2016.
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, decreased $2.8 million, or 118.7%, for the year ended December 31, 2017, compared to the same period in 2016. The decrease is due primarily to decreases in patronage dividend and oil storage incomes in 2017, compared to 2016, along with a loss on the sale of our remaining ownership interest in Minnesota Soybean Processors (MnSP) in late 2017. Patronage allocations from our associated cooperatives, including MnSP and CoBank, totaled $493,000 in 2017, compared to $861,000 in 2016. We also stored less crude soybean oil on CBOT oil contracts in 2017, compared to 2016, thus decreasing oil storage income in 2017 by approximately $436,000. On November 21, 2017, we sold our remaining equity interest in MnSP for $3.2 million, which resulted in a loss of approximately $1.5 million, compared to $0 in 2016.
Net Income/Loss – During the year ended December 31, 2017, we generated a net income of $6.8 million, compared to $12.6 million during the same period in 2016. The $5.8 million decrease in net income is primarily attributable to a decrease in gross profit associated with the deteriorating value of soybean meal along with a decrease in other non-operating income.
Comparison of Years Ended December 31, 2016 and 2015

	Year Ended December 31, 2016		Year Ended December 31, 2015
	$	% of Revenue	$	% of Revenue
Revenue	$377,931,693	100.0	$367,560,428	100.0
Cost of revenues	(363,829,609)	(96.3)	(342,658,664)	(93.2)
Operating expenses	(3,441,446)	(0.9)	(3,567,038)	(1.0)
Other income (expense)	1,926,209	0.5	1,617,680	0.4
Income tax (expense), net	6,209	—	(570)	—
Net income (loss)	$12,593,056	3.3	$22,951,836	6.2
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
Gross Profit/Loss – Gross profit decreased $10.8 million, or 43.4%, during the year ended December 31, 2016, compared to the same period in 2015. The decrease in gross profit is primarily due to a weakened demand for soybean meal along with an increase in production costs. Weak meal demand resulted from increased competition from South America, additional production in the U.S. due to an abundant soybean supply, and the availability of less expensive livestock feed sources such as canola meal and distillers grains. Production expenses also increased $1.4 million due primarily to the increase in quantity of soybeans processed at our Miller facility.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $126,000, or 3.5%, for the year ended December 31, 2016, compared to 2015. The decrease is due to accruing a $322,000 allowance for potentially uncollectible accounts receivable in 2016, compared to $511,000 in 2015.
Interest Expense – Interest expense decreased by $137,000, or 24.9%, for the year ended December 31, 2016, compared to the same period in 2015. The decrease in interest expense is due primarily to decreased debt levels, which resulted from reductions of inventory quantities and commodity prices. The average debt level during the year ended December 31, 2016 was approximately $14.8 million, compared to $17.0 million for the same period in 2015.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2017, we had working capital, defined as current assets less current liabilities, of approximately $15.7 million, compared to working capital of $21.8 million on December 31, 2016. Working capital decreased between periods primarily due to capital expenditures of $14.5 million and a $9.4 million distribution to members in 2017. Based on our current plans, we believe that we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Years Ended December 31, 2017 and 2016

	2017	2016
Net cash from operating activities	$7,397,180	$18,147,344
Net cash used for investing activities	(11,151,829)	(8,933,932)
Net cash used for financing activities	(7,216,476)	(15,951,226)
Cash Flows From (Used For) Operating Activities
The $10.7 million decrease in cash flows from operating activities is primarily attributed to a $7.0 million fluctuation in margin deposits along with a $5.8 million decrease in net income during 2017, compared to 2016. During the year ended December 31, 2017, margin deposits increased $2.0 million, compared to a $5.0 million decrease during 2016.
Cash Flows From (Used For) Investing Activity
The $2.2 million increase in cash flows used for investing activities is primarily due to a $7.4 million increase on capital improvements during 2017, compared to 2016. During the year ended December 31, 2017, we spent approximately $14.5 million on capital improvements, compared to $7.1 million during the same period in 2016. Our capital improvement projects were initiated to improve the quality and efficiency of operations. Partially offsetting the increased capital improvements was the $3.3 million received from the sale of our remaining ownership interest in MnSP in 2017.
Cash Flows From (Used For) Financing Activity
Cash flows used for financing activities decreased $8.7 million in 2017, compared to 2016. The decrease is principally due to a $5.6 million decrease in distributions to members and a $3.1 million change in net proceeds (payments) on borrowings during the year ended December 31, 2017, compared to the same period in 2016. In 2017, we had $2.2 million in net proceeds from borrowings, compared to $0.9 million in net payments on borrowings during 2016.

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
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $24.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. Beginning on March 20, 2018, the available credit line is reduced by $2.0 million every six months until the credit line’s maturity on September 20, 2023. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $4.4 million and $0 as of December 31, 2017 and 2016. Under this loan, $19.6 million was available to borrow as of December 31, 2017.
The second credit line is a revolving working capital (seasonal) loan that matures on October 1, 2018. The primary purpose of this loan is to finance inventory and receivables. Prior to the amendments described below, the maximum available to borrow under this credit line was $15 million until May 1, 2018, at which time it was to decrease to $5 million until the loan's maturity date. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. There were no advances outstanding on the working capital loan as of December 31, 2017 and 2016. Under this loan, $15.0 million was available to borrow as of December 31, 2017.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.02% and 3.23% as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, the interest rate on the seasonal loan is 3.77% and 2.98%, respectively. We were in compliance with all covenants and conditions under the loans as of December 31, 2017 and the date of this filing.

On February 27, 2018, we entered into an amendment to the Credit Agreement with CoBank for the purpose of amending our seasonal line of credit. The amount we may borrow under our seasonal line of credit is increased from $15 million to $30 million until May 1, 2018, at which time the maximum borrowing amount is decreased to $20 million until the loan matures on October 1, 2018. All other material items and conditions under the Credit Agreement, seasonal loan, and subsequent amendments remain the same following the amendment.
On March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority a sum of $964,070 for purposes of making improvements to the railway infrastructure near our soybean processing plant in Volga, South Dakota. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2% interest. This guarantee was later converted into a direct debt obligation of ours on October 16, 2013, when we received the $964,070 in loan proceeds and assumed responsibility for the loan's annual principal and interest payments of $75,500 which began on June 1, 2014. The note payable matures on June 1, 2020. The principal balance outstanding on this loan was $725,970 and $785,376 as of December 31, 2017 and 2016, respectively.
Capital Expenditures
We invested approximately $14.5 million in capital expenditures for property and equipment during the year ended December 31, 2017, compared to approximately $7.1 million in capital expenditures during the year ended December 31, 2016. In 2017, we made several improvements to enhance the quality and efficiency of our soybean crushing facility and oil refinery in Volga, South Dakota, as well as made several other miscellaneous improvements to our small oilseed processing plant near Miller, South Dakota. Depending on our profitability in 2018, we anticipate spending between $5.0 million and $10.0 million on capital improvements in 2018, which will be financed from cash flows from operating activities and long-term debt financing.
Off Balance Sheet Financing Arrangements
Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are the rail car leases we use to distribute our products. We have several long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, FRS 1, GATX Corporation, Trinity Capital and Wells Fargo Rail. Total lease expense under these arrangements is approximately $3.3 million and $3.1 million for the years ended December 31, 2017 and 2016, respectively.
In addition to rail car leases, we have several operating leases for various machinery and equipment. Total lease expense under these arrangements is $47,000 and $102,000 for the years ended December 31, 2017 and 2016, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$5,984,000	$175,000	$925,000	$684,000	$4,200,000

Operating Lease Obligations	10,962,000	2,905,000	5,486,000	2,571,000	—

Total	$16,946,000	$3,080,000	$6,411,000	$3,255,000	$4,200,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.

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
As of December 31, 2017, we had $725,970 in fixed rate debt and $39 million of variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $390,000 per year.

Item 8. Financial Statements and Supplementary Data.
Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2017, 2016 and 2015.
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
As of December 31, 2017, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment using those criteria, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.
This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Item 9B. Other Information.
None.
PART III
Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a Definitive Proxy Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2017).
Part IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(a)(1)    Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2017. The financial statements appear on page F-2 of this Report.
(2)     All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Consolidated Financial Statements or notes thereto.
(3)    Exhibits - Exhibits required to be filed by Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Annual Report on Form 10-K and are incorporated herein by reference.

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended and restated
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate
10.1	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002
10.2	Railroad Car Lease Agreements with Wells Fargo Rail Corporation, dated November 10, 2003 and November 25, 2003 (2)
10.3	Security Agreement with CoBank dated June 17, 2004
10.4	Credit Agreement with CoBank dated December 28, 2016
10.5	Amendment to Credit Agreement with CoBank dated March 28, 2017
10.6	Amendment to Credit Agreement with CoBank dated February 27, 2018

Exhibit Number	Description
10.7	Monitored Revolving Credit Supplement dated December 28, 2016
10.8	Amended and Restated Monitored Revolving Credit Supplement dated September 20, 2017
10.9	Amended and Restated Monitored Revolving Credit Supplement dated February 27, 2018
10.10	Monitored Revolving Term Loan Supplement dated December 28, 2016
10.11	Amended and Restated Revolving Term Promissory Note dated March 28, 2017
10.12	Thomas Kersting Employment Agreement dated March 21, 2017
10.13	Mark Hyde Employment Agreement dated March 21, 2017
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
____________________________________________________________________________

(1) Incorporated by reference from Appendix B to the information statement/prospectus filed as a part of the issuer’s Registration Statement on Form S-4 (File No. 333-75804).
(2) Assigned by General Electric Railcar Services Corporation to Wells Fargo Rail Corporation on August 1, 2016.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	March 21, 2018	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 21, 2018		/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 21, 2018	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 21, 2018	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	March 21, 2018	By	/s/ Ronald Anderson
Ronald Anderson, Manager

Dated:	March 21, 2018	By	/s/ Paul Barthel
Paul Barthel, Manager

Dated:	March 21, 2018	By	/s/ Mark Brown
Mark Brown, Manager

Dated:	March 21, 2018	By	/s/ Gary Duffy
Gary Duffy, Manager

Dated:	March 21, 2018	By	/s/ Wayne Enger
Wayne Enger, Manager

Dated:	March 21, 2018	By	/s/ Gary Goplen
Gary Goplen, Manager

Dated:	March 21, 2018	By	/s/ Jeffrey Hanson
Jeffrey Hanson, Manager

Dated:	March 21, 2018	By	/s/ Kent Howell
Kent Howell, Manager

Dated:	March 21, 2018	By	/s/ Jonathan Kleinjan
Jonathan Kleinjan

Dated:	March 21, 2018	By	/s/ Gary Kruggel
Gary Kruggel, Manager

Dated:	March 21, 2018	By	/s/ Robert Nelsen
Robert Nelsen, Manager

Dated:	March 21, 2018	By	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Dated:	March 21, 2018	By	/s/ Ned Skinner
Ned Skinner, Manager

Dated:	March 21, 2018	By	/s/ Randy Tauer
Randy Tauer, Manager

Dated:	March 21, 2018	By	/s/ Ardon Wek
Ardon Wek, Manager

South Dakota Soybean Processors, LLC

Financial Statements

December 31, 2017, 2016, and 2015

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of South Dakota Soybean Processors, LLC (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2017, 2016, and 2015. In our opinion, the financial statements present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of South Dakota Soybean Processors, LLC’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to South Dakota Soybean Processors, LLC in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. South Dakota Soybean Processors, LLC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of South Dakota Soybean Processors, LLC’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risk of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We have served as South Dakota Soybean Processors, LLC’s auditor since 2008.

Denver, Colorado
March 20, 2018

South Dakota Soybean Processors, LLC
Balance Sheets
December 31, 2017 and 2016
___________________________________________________________________________________________________________________

	2017	2016
Assets
Current assets
Cash and cash equivalents	$683,523	$11,654,648
Trade accounts receivable	19,800,646	20,352,581
Inventories	37,966,087	32,393,421
Margin deposits	4,377,752	2,400,892
Prepaid expenses	1,578,927	1,456,642
Convertible notes receivable	—	2,000,000
Total current assets	64,406,935	70,258,184

Property and equipment	103,325,413	89,832,688
Less accumulated depreciation	(47,794,105)	(45,081,548)
Total property and equipment, net	55,531,308	44,751,140

Other assets
Equity investment in affiliate	1,750,513	—
Investments in cooperatives	1,527,891	6,231,233
Total other assets	3,278,404	6,231,233

Total assets	$123,216,647	$121,240,557

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$4,494,963	$6,643,226
Current maturities of long-term debt	60,749	59,558
Accounts payable	1,932,758	1,456,802
Accrued commodity purchases	37,642,811	35,688,152
Accrued expenses	2,166,849	2,380,947
Accrued interest	178,831	201,465
Deferred liabilities - current	2,261,662	2,033,445
Total current liabilities	48,738,623	48,463,595

Long-term debt, net of current maturities and unamortized debt issuance costs	5,102,818	724,035

Commitments and contingencies (Notes 9, 10, 12, 17 & 19)

Members' equity Class A Units, no par value, 30,419,000 units issued and outstanding	69,375,206	72,052,927

Total liabilities and members' equity	$123,216,647	$121,240,557

 The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Statements of Operations
For the Years Ended December 31, 2017, 2016, and 2015
___________________________________________________________________________________________________________________

	2017	2016	2015

Net revenues	$375,256,342	$377,931,693	$367,560,428

Cost of revenues:
Cost of product sold	305,916,591	304,374,614	287,339,317
Production	24,448,686	24,208,809	22,817,827
Freight and rail	33,101,043	34,554,001	31,827,183
Brokerage fees	667,413	692,185	674,337
Total cost of revenues	364,133,733	363,829,609	342,658,664

Gross profit	11,122,609	14,102,084	24,901,764

Operating expenses:
Administration	3,211,255	3,441,446	3,567,038
Operating income	7,911,354	10,660,638	21,334,726

Other income (expense):
Interest expense	(704,601)	(413,863)	(551,180)
Other non-operating income (expense)	(930,945)	1,479,226	1,353,050
Patronage dividend income	493,201	860,846	815,810
Total other income (expense)	(1,142,345)	1,926,209	1,617,680

Income before income taxes	6,769,009	12,586,847	22,952,406

Income tax (expense), net	(1,941)	6,209	(570)

Net income	$6,767,068	$12,593,056	$22,951,836

Basic and diluted earnings (loss) per capital unit:	$0.22	$0.41	$0.75

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Statements of Changes in Members’ Equity
For the Years Ended December 31, 2017, 2016, and 2015
___________________________________________________________________________________________________________________

	Class A Units
	Units	Amount

Balances, January 1, 2015	30,419,000	$66,604,997

Net income	—	22,951,836

Distribution to members	—	(15,048,481)

Balances, December 31, 2015	30,419,000	74,508,352

Net income	—	12,593,056

Distribution to members	—	(15,048,481)

Balances, December 31, 2016	30,419,000	72,052,927

Net income	—	6,767,068

Distributions to members	—	(9,444,789)

Balances, December 31, 2017	30,419,000	$69,375,206

The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Statements of Cash Flows
For the Years Ended December 31, 2017, 2016, and 2015
___________________________________________________________________________________________________________________

	2017	2016	2015
Operating activities
Net income	$6,767,068	$12,593,056	$22,951,836
Charges and credits to net income not affecting cash:
Depreciation and amortization	3,624,962	3,234,787	2,902,546
Loss on sale of investments in cooperatives	1,451,728	—	—
(Gain) loss on sales of property and equipment	8,527	(126,387)	127,837
Loss on equity method investment	411,050	—	—
Non-cash patronage dividends and interest income	(168,379)	(6,225)	—
Change in current operating assets and liabilities	(4,697,776)	2,452,113	(1,571,609)
Net cash from operating activities	7,397,180	18,147,344	24,410,610

Investing activities
Proceeds from investments in cooperatives	3,258,430	—	—
Retirement of patronage dividends	—	—	611,453
Purchase of convertible notes receivable	—	(2,000,000)	—
Proceeds from sales of property and equipment	84,188	131,400	29,600
Purchase of property and equipment	(14,494,447)	(7,065,332)	(5,225,636)
Net cash (used for) investing activities	(11,151,829)	(8,933,932)	(4,584,583)

Financing activities
Change in excess of outstanding checks over bank balances	(2,148,263)	(842,681)	2,933,754
Distributions to members	(9,444,789)	(15,048,481)	(15,048,481)
Payments for debt issue costs	(14,000)	—	(6,500)
Proceeds from long-term debt	132,599,815	87,096,560	68,154,464
Principal payments on long-term debt	(128,209,239)	(87,156,624)	(68,210,748)
Net cash (used for) financing activities	(7,216,476)	(15,951,226)	(12,177,511)

Net change in cash and cash equivalents	(10,971,125)	(6,737,814)	7,648,516

Cash and cash equivalents, beginning of year	11,654,648	18,392,462	10,743,946

Cash and cash equivalents, end of year	$683,523	$11,654,648	$18,392,462

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$727,235	$437,671	$676,739

Income taxes	$46,461	$42,261	$2,615

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
The Company accounts for its investment in Prairie AquaTech, LLC, a start-up company engaged in the research and development of high protein feed ingredients derived from agricultural products like soybeans, using the equity method due to the related nature of operations and the Company's ability to influence management decisions of Prairie AquaTech. Under the equity method, the initial investment is recorded at cost and adjusted annually to recognize the Company's share of earnings and losses of the entity.
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

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
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
Advertising costs
Advertising and promotion costs are expensed as incurred. The Company incurred $57,000, $40,000, and $29,000, of advertising costs in the years ended December 31, 2017, 2016, and 2015, respectively.
Environmental remediation
It is management’s opinion that the amount of any potential environmental remediation costs will not be material to the Company’s financial condition, results of operations, or cash flows; therefore, no accrual has been recorded.
Accounting for derivative instruments and hedging activities
All of the Company’s derivatives are designated as non-hedge derivatives. The futures and options contracts, as well as the interest rate swaps, used by the Company are discussed below. Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments.
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
The Company uses interest rate swaps offered through regulated commodity exchanges. The Company is exposed to risk of loss resulting from potential increases in interest rates on their variable rate debt. To reduce that risk, the Company has purchased interest rate swaps. Unrealized gains and losses on interest rate swaps are reflected in current earnings immediately.
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

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The Company has evaluated the provisions of FASB ASC 740-10 for uncertain tax positions. As of December 31, 2017 and 2016, the unrecognized tax benefit accrual was zero.
The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.
As of December 31, 2017, the book value of the Company’s net assets exceeds the tax basis of those assets by approximately $13.7 million.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2014.  We currently have no tax years under examination.
Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Revenue from Contracts with Customers), which will replace most existing revenue recognition guidance in U.S. GAAP. The new guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised good or services to customers. The updated standard becomes effective for the Company in the first quarter of 2018. The Company completed a comparison of the current revenue recognition policies to the new ASU requirements. Based on the results of that comparison, the Company does not expect this standard to have a material impact on the Company's financial statements. The adoption of this new guidance will, however, require expanded disclosures in the Company’s financial statements.
FASB issued ASU No. 2016-02 (Leases). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for annual reporting periods beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is in the initial stages of evaluating the effect of the standard on their financial statements and continues to evaluate the available transition methods. However, based on their initial evaluation, they do expect there to be material changes to both their current and long-term lease liabilities and fixed assets, because their existing classification of their rail car leases as operating leases, as further described in Note 12, will no longer be available to use after adoption of this new standard. The Company does not plan to adopt the standard until the interim period ended March 31, 2019.
FASB issued ASU No. 2017-12 (Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities). The ASU is intended to improve and simplify accounting rules around hedge accounting. The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. Management has not yet evaluated the potential impact of adopting this update.
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

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The following table presents the aging analysis of trade receivables as of December 31, 2017 and 2016:

	2017	2016
Past due:
Less than 30 days past due	$4,461,039	$3,537,380
30-59 days past due	240,280	109,345
60-89 days past due	15,061	—
Greater than 90 days past due	25,715	—
Total past due	4,742,095	3,646,725
Current	15,058,551	16,705,856
Totals	$19,800,646	$20,352,581
The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of December 31, 2017, 2016, and 2015:

	2017	2016	2015
Balances, beginning of year	$—	$495,000	$—
Amounts charged (credited) to costs and expenses	—	322,065	511,404
Additions (deductions)	—	(817,065)	(16,404)
Balances, end of year	$—	$—	$495,000
In general cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
Note 3 - Inventories
 The Company’s inventories consist of the following as of December 31:

	2017	2016
Finished goods	$21,273,635	$19,740,287
Raw materials	16,432,849	12,406,656
Supplies & miscellaneous	259,603	246,478
Totals	$37,966,087	$32,393,421
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at net realizable value.
Note 4 - Margin Deposits
The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2017, the Company’s futures contracts all mature within 12 months.
Note 5 - Convertible Notes Receivable
On January 12, 2016, the Company purchased a secured convertible promissory note from Prairie AquaTech, LLC with a face amount of $750,000. Interest accrued on the note at the rate of 10% per annum.
On July 17, 2016, August 31, 2016, and November 23, 2016, the Company purchased three additional secured convertible promissory notes from Prairie AquaTech, LLC totaling $1,250,000. Interest accrued on those notes at the rate of 15% per annum. Prairie AquaTech, LLC also granted the Company 20% warrant coverage on these two notes.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The warrants, which expire on July 15, 2026, have an exercise price of $0.01 per capital unit. The quantity of capital units the Company is entitled to receive upon exercising their option on their warrants is determined by dividing 250,000 by the pre-money valuation of Prairie AquaTech, LLC, excluding a company option pool, before its next round of financing.
The notes were secured by substantially all assets including intellectual property.
In 2017 the principal amounts on all four notes, along with $161,563 of accrued interest, were converted into 142,489 Series A Units, based on a per unit price of $15.17. The conversion price is based upon a pre-money valuation of $12.0 million.
Interest income on the convertible notes receivable totaled $161,563, $0, and $0 during the years ended December 31, 2017, 2016, and 2015, respectively.
Note 6 - Equity Investment in Affiliate
In 2017 the $2.0 million principal amount on the convertible notes receivable with Prairie AquaTech, LLC, along with $161,563 of accrued interest, were converted into 142,489 Series A Units in Prairie AquaTech, LLC. The units approximate 12.2% of Prairie AquaTech, LLC's outstanding equity. The Company accounts for the investment using the equity method due to the related nature of operations and the Company's ability to exercise significant influence. The Company recognized losses of $411,050 and $0 in 2017 and 2016, respectively, which is included in other non-operating income (expense).
Summarized financial information of Prairie AquaTech, LLC as of December 31, 2017 and 2016 and for the years then ended is as follows (unaudited):

	2017	2016
Revenues	$772,915	$639,243
Expenses	(3,970,306)	(3,631,293)
Other income (expense)	(159,255)	138,188
Net income (loss)	$(3,356,646)	$(2,853,862)

Assets	$3,981,214	$2,444,926
Liabilities	5,527,285	5,978,963
Equity	(1,546,071)	(3,534,037)
Note 7 - Investments in Cooperatives
The Company’s investments in cooperatives consist of the following at December 31:

	2017	2016
Minnesota Soybean Processors:
Common stock and Class A Preferred Shares	$—	$4,710,159
CoBank	1,527,891	1,521,074
Totals	$1,527,891	$6,231,233
During 2017, the Company sold its shares in Minnesota Soybean Processors for $3,258,180 resulting in a loss of $1,451,978.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 8 - Property and Equipment
The following is a summary of property and equipment at December 31:

	2017			2016
	Cost	Accumulated Depreciation	Net	Net
Land	$543,816	$—	$543,816	$543,816
Land improvements	1,775,086	(377,838)	1,397,248	1,226,137
Buildings and improvements	19,969,718	(8,402,673)	11,567,045	11,001,370
Machinery and equipment	74,960,126	(38,048,892)	36,911,234	28,746,321
Company vehicles	123,716	(89,579)	34,137	54,513
Furniture and fixtures	1,442,380	(875,123)	567,257	579,195
Construction in progress	4,510,571	—	4,510,571	2,599,788
Totals	$103,325,413	$(47,794,105)	$55,531,308	$44,751,140
Depreciation of property and equipment amounts to $3,621,564, $3,230,255, and $2,898,014 for the years ended December 31, 2017, 2016, and 2015, respectively.
Note 9 - Notes Payable - Seasonal Loan
Prior to the amendment described in Note 20, the Company has entered into a revolving credit agreement with CoBank which expires October 1, 2018. The purpose of the credit agreement is to finance inventory and accounts receivable. Under this agreement, the Company may borrow up to $15 million until April 30, 2018 and $5 million between May 1, 2018 and October 1, 2018. Interest accrues at a variable rate (3.77% at December 31, 2017). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at December 31, 2017 and 2016. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $15,000,000 as of December 31, 2017.
Note 10 - Long-Term Debt

	2017	2016
Revolving term loan from CoBank, interest at variable rates (4.02% and 3.23% at December 31, 2017 and 2016, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$4,449,981	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	725,970	785,376
Total debt before current maturities and debt issuance costs	5,175,951	785,376
Less current maturities	(60,749)	(59,558)
Less debt issuance costs, net of amortization of $1,615 and $4,532 as of December 31, 2017 and 2016, respectively	(12,384)	(1,783)

Totals	$5,102,818	$724,035
The Company entered into an agreement as of March 28, 2017 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $24,000,000 on the revolving term loan with a variable effective interest rate of 4.02%. The available commitment decreases in scheduled periodic increments of $2,000,000 every six months starting March 20, 2018 until maturity on September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $14,000 paid by the Company on this amendment will be amortized over the term of the loan. The principal balance outstanding on the revolving term loan was $4,449,981 and $0 as of December 31, 2017 and 2016, respectively. The remaining commitments available to borrow on the revolving term loan are $19.6 million as of December 31, 2017.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2017.
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
The following are minimum principal payments on long-term debt obligations for the years ended December 31:

2018	$60,749
2019	61,964
2020	603,258
2021	—
2022	449,980
Thereafter	4,000,000
Total	$5,175,951
Note 11 - Employee Benefit Plans
The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of an employee's contributed earnings. The amounts charged to expense under this plan were approximately $163,000, $157,000, and $157,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company's Board of Managers approved payment of a profit-based incentive bonus to be awarded to eligible employees following the close of each fiscal year. The Board has allocated approximately 4.6% of profits over $2 million to fund this benefit. Individual amounts are based upon criteria determined by a formula that considers current pay, level of responsibility, and impact on profits of each position. The amounts charged to expense under this incentive were approximately $291,000, $473,000, and $995,000 for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company had a deferred compensation plan for key employees. The plan provided for the Company to pay these employees in five equal annual installments upon retirement. The future payments were discounted at 8%. In February 2015, the Company approved to eliminate this plan and negotiated a settlement with the one remaining qualified employee. The amount recognized as expense (benefit) during the years ended December 31, 2017, 2016, and 2015 was $0, $0, and $20,000, respectively. The Company made payments of approximately $0, $0, and $71,827 for the years ended December 31, 2017, 2016, and 2015, respectively.
Note 12 - Commitments
The Company has operating leases for 249 rail cars from Wells Fargo Rail. The leases require monthly payments of $100,778. The Company also leases 156 rail cars from Trinity Capital. These leases require monthly payments of $87,715. The Company also leases 64 rail cars from Flagship Rail Services. This lease requires monthly payments of $27,200. The Company also leases 15 rail cars from GATX Corporation. This lease requires monthly payments of $4,500. The Company also leases 30 rail cars from American Railcar Leasing, Inc. This lease requires monthly payments of $30,780. The leases began between 2000 and 2016 and have terms ranging from 3-18 years. Lease expense for all rail cars was $3,310,326, $3,112,577, and $2,987,265 for the years ended December 31, 2017, 2016, and 2015, respectively.
The Company also has a number of other operating leases for machinery and equipment. Rental expense under these other operating leases was $46,771, $101,755, and $128,780 for the years ended December 31, 2017, 2016, and 2015, respectively.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The following is a schedule of future minimum payments required under these operating commitments.

	Rail Cars	Other	Total
Year ended December 31:
2017	$2,888,000	$17,000	$2,905,000
2018	2,869,000	10,000	2,879,000
2019	2,604,000	3,000	2,607,000
2020	1,720,000	—	1,720,000
2021	851,000	—	851,000
Thereafter	—	—	—
Totals	$10,932,000	$30,000	$10,962,000
As of December 31, 2017, the Company had unpaid commitments of approximately $91,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2018.
Note 13 - Cash Flow Information
The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2017	2016	2015
(Increase) decrease in assets:
Trade accounts receivable	$551,935	$1,044,158	$1,200,113
Inventories	(5,572,666)	(5,564,225)	7,370,010
Margin account deposit	(1,976,860)	5,066,517	(4,917,544)
Prepaid expenses	(122,285)	219,934	(220,800)
	(7,119,876)	766,384	3,431,779

	2017	2016	2015
Increase (decrease) in liabilities:
Accounts payable	475,956	(14,565)	152,529
Accrued commodity purchases	1,954,659	628,510	(4,688,215)
Accrued expenses and interest	(236,732)	(423,386)	7,772
Deferred liabilities	228,217	1,495,170	(475,474)
	2,422,100	1,685,729	(5,003,388)

Totals	$(4,697,776)	$2,452,113	$(1,571,609)
Note 14 - Derivative Instruments and Hedging Activities
In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange and interest rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts and interest rate swaps. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded on the Company’s balance sheets at fair value as discussed in Note 15, Fair Value.
As of December 31, 2017 and 2016, the value of the Company’s open futures, options and forward contracts was approximately $(1,545,926) and $(1,364,807), respectively.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

		Amounts As of December 31, 2017
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$4,170,434	$5,728,129
Foreign exchange contracts	Current Assets	61,214	45,792
Interest rate swaps	Current Liabilities	—	3,653
Totals		$4,231,648	$5,777,574

		Amounts As of December 31, 2016
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,451,863	$4,829,001
Foreign exchange contracts	Current Assets	32,794	20,463
Totals		$3,484,657	$4,849,464
During the years ended December 31, 2017, 2016, and 2015, net realized and unrealized gains (losses) on derivative transactions were recognized in the statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the Year Ending December 31:
	2017	2016	2015
Derivatives not designated as hedging instruments:
Commodity contracts	$5,302,090	$5,269,485	$3,526,586
Foreign exchange contracts	109,211	45,517	130,914
Interest rate swaps	(1,323)	—	—
Totals	$5,409,978	$5,315,002	$3,657,500
The Company recorded gains (losses) of $5,409,978, $5,315,002, and $3,657,500 in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2017, 2016, and 2015, respectively.
Note 15 - Fair Value
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

•
Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.
The following tables set forth financial assets and liabilities measured at fair value in the balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2017 and 2016:

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,586,664)	$38,956,476	$—	$37,369,812
Margin deposits	$4,377,752	$—	$—	$4,377,752

	Fair Value as of December 31, 2016
	Level 1	Level 2	Level 3	Total
Financial Assets:
Inventory	$(1,377,137)	$33,159,913	$—	$31,782,776
Margin deposits	$2,400,892	$—	$—	$2,400,892
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
The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area. This market adjustment caused a negative balance in the Level 1 inventory amount as of December 31, 2017 and 2016.
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
Note 16 - Related Party Transactions
In 2016, the Company purchased four convertible notes receivable with a total principal amount of $2,000,000 from Prairie AquaTech, LLC. In 2017 the notes receivable, along with $161,563 of accrued interest, were converted into 142,489 Series A Units in Prairie AquaTech, LLC, which approximate 12.2% of Prairie AquaTech, LLC's outstanding equity.
In addition, the Company sold soybean meal to Prairie AquaTech, LLC totaling $138,442, $32,194, and $0 during the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, Prairie AquaTech, LLC owed the Company $23,004 and $9,780, respectively.
Note 17 - Business Credit Risk and Concentrations
The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables were $19,756,254 and $20,338,958 at December 31, 2017 and 2016, respectively.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Soybean meal sales accounted for approximately 59%, 59%, and 61% of total revenues for the years ended December 31, 2017, 2016, and 2015, respectively. Soybean oil sales represented approximately 38%, 38%, and 35% of total revenues for the years ended December 31, 2017, 2016, and 2015, respectively.
Net revenue by geographic area for the years ended December 31, 2017, 2016, and 2015 are as follows:

	2017	2016	2015
United States	$300,376,967	$307,744,743	$294,345,947
Canada	74,879,375	70,186,950	73,214,481
Totals	$375,256,342	$377,931,693	$367,560,428
Note 18 - Members' Equity
A minimum of 2,500 capital units is required for an ownership interest in the Company. Such units are subject to certain transfer restrictions. The Company retains the right to redeem the units at the greater of $0.20 per unit or the original purchase price less cumulative distributions through the date of redemption in the event a member attempts to dispose of the units in a manner not in conformity with the Operating Agreement, if a member becomes a holder of less than 2,500 units, or if a member becomes an owner (directly or indirectly) of more than 10% of the issued and outstanding capital units. Earnings, losses and cash distributions are allocated to members based on their percentage of ownership in the Company.
On January 17, 2017, the Company's Board of Managers approved a cash distribution of approximately $9.4 million, or 31.0 cents per capital unit. The distribution was paid in accordance with the Company's operating agreement and distribution policy on February 3, 2017.
Note 19 - Contingencies
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
On November 5, 2015, an incident occurred at our facility in Volga, South Dakota, which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. The U.S. Occupational Safety and Health Administration ("OSHA") initiated an investigation into the incident and later cited the Company for six violations along with assessing a fine of $22,565. On April 21, 2017, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the District of South Dakota. The plaintiffs, the heirs of the deceased contractor, allege that the Company did not exercise ordinary care and awareness at the time of the incident, thus resulting in the contractor's death. The plaintiffs are seeking relief of an undisclosed amount for compensatory, general and special damages; reimbursement of burial, funeral and legal costs; and any other relief the court determines. The Company has notified our respective insurance carriers. Based upon its investigation of the facts surrounding this case, management believes that the Company did not breach any duties owed to the decedent nor owe any money or other relief to the plaintiffs. Management is unable to assure, however, that the Company will be successful in disposing of the case or that any costs of a settlement or damages awarded by a court would not be material.
Note 20 - Subsequent Events
Except for the event listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.
On February 6, 2018, the Company’s Board of Managers declared a cash distribution to its members of approximately $5.1 million. The distribution was issued and paid to members in accordance with the Company's operating agreement and distribution policy on February 9, 2018.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

On February 20, 2018, the Company made additional investments in companies affiliated with Prairie AquaTech, LLC which the Company commenced investing in 2016. The Company invested $5.0 million in Prairie AquaTech Investments, LLC, a substantial portion of which will be subsequently invested in Prairie AquaTech Manufacturing, LLC, a company formed to construct and operate the manufacturing facility that plans to produce and sell a high protein feed ingredient derived from agricultural products such as soybeans. The Company also contributed to Prairie AquaTech Manufacturing, LLC approximately 8 acres of land adjacent to the Company’s facility in Volga, South Dakota, for the construction and operation of the manufacturing facility, and various construction and management services, in exchange for an additional equity interest and preferred investment return. The remaining portion of the $5.0 million investment in Prairie AquaTech Investments, LLC will be made in Prairie AquaTech, LLC, and to which the Company previously invested directly in 2016.
On February 27, 2018, the Company entered into an amendment of the seasonal loan agreement with CoBank. The maximum amount that the Company may borrow under the seasonal loan is increased from $15 million to $30 million until May 1, 2018, at which time the maximum borrowing amount is decreased to $20 million until the loan matures on October 1, 2018. All other material items and conditions under the seasonal loan agreement remain unchanged following this amendment.