Form 10-Q
period 2018-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2018-05-10
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 10, 2018, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
March 31, 2018 and 2017

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$609,692	$683,523
Trade accounts receivable	24,686,368	19,800,646
Inventories	39,928,270	37,966,087
Margin deposits	4,035,538	4,377,752
Prepaid expenses	1,194,427	1,578,927
Total current assets	70,454,295	64,406,935

Property and equipment	104,211,958	103,325,413
Less accumulated depreciation	(48,775,974)	(47,794,105)
Total property and equipment, net	55,435,984	55,531,308

Other assets
Equity investment in affiliate	6,622,293	1,750,513
Investments in cooperatives	1,552,022	1,527,891
Total other assets	8,174,315	3,278,404

Total assets	$134,064,594	$123,216,647

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$2,286,269	$4,494,963
Current maturities of long-term debt	4,060,749	60,749
Note payable - seasonal loan	18,358,687	—
Accounts payable	936,833	1,932,758
Accrued commodity purchases	23,774,896	37,642,811
Accrued expenses	2,038,100	2,166,849
Accrued interest	254,589	178,831
Deferred liabilities - current	966,431	2,261,662
Total current liabilities	52,676,554	48,738,623

Long-term debt, net of current maturities and unamortized debt issuance costs	18,644,376	5,102,818

Commitments and contingencies (Notes 7, 8, 13 and 14)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at March 31, 2018 and December 31, 2017	62,743,664	69,375,206

Total liabilities and members' equity	$134,064,594	$123,216,647
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2018 and 2017

	2018	2017

Net revenues	$98,545,128	$94,759,341

Cost of revenues:
Cost of product sold	83,508,141	77,723,855
Production	6,216,812	5,978,442
Freight and rail	9,213,398	8,295,972
Brokerage fees	168,356	185,437
Total cost of revenues	99,106,707	92,183,706

Gross profit (loss)	(561,579)	2,575,635

Operating expenses:
Administration	968,345	856,251

Operating income (loss)	(1,529,924)	1,719,384

Other income (expense):
Interest expense	(303,862)	(152,110)
Other non-operating income	182,984	216,500
Patronage dividend income	96,523	493,201
Total other income (expense)	(24,355)	557,591

Income (loss) before income taxes	(1,554,279)	2,276,975

Income tax benefit (expense)	(1,960)	—

Net income (loss)	$(1,556,239)	$2,276,975

Basic and diluted earnings (loss) per capital unit	$(0.05)	$0.07

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2018 and 2017

	2018	2017
Operating activities
Net income (loss)	$(1,556,239)	$2,276,975
Charges and credits to net income not affecting cash:
Depreciation and amortization	986,169	853,578
Gain on sales of property and equipment	—	(20,100)
Loss on equity method investment	128,220	—
Non-cash patronage dividends	(24,131)	(6,816)
Change in current assets and liabilities	(22,333,253)	(13,688,081)
Net cash provided by (used for) operating activities	(22,799,234)	(10,584,444)

Investing activities
Purchase of investments	(5,000,000)	—
Proceeds from sales of property and equipment	—	20,100
Purchase of property and equipment	(888,806)	(1,843,916)
Net cash provided by (used for) investing activities	(5,888,806)	(1,823,816)

Financing activities
Change in excess of outstanding checks over bank balances	(2,208,694)	(2,450,843)
Net proceeds (payments) from seasonal borrowings	18,358,687	—
Distributions to members	(5,075,303)	(9,444,789)
Payments for debt issue costs	(10,500)	(14,000)
Proceeds from long-term debt	30,269,888	20,467,170
Principal payments on long-term debt	(12,719,869)	(7,679,782)
Net cash provided by (used for) financing activities	28,614,209	877,756

Net change in cash and cash equivalents	(73,831)	(11,530,504)

Cash and cash equivalents, beginning of period	683,523	11,654,648

Cash and cash equivalents, end of period	$609,692	$124,144

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$228,104	$196,338

Income taxes	$—	$—

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
In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The balance sheet data as of December 31, 2017 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2018.
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
Note 2 -         Revenue
ASU 2014-09 Adoption
The Company accounts for all of its revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers, which became effective January 1, 2018. As part of the adoption of ASC 606, the Company applied the new standard on a modified retrospective basis analyzing open contracts as of January 1, 2018. However, no

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

cumulative effect adjustment to retained earnings was necessary as no revenue recognition differences were identified when comparing the revenue recognition criteria under ASC 606 to previous requirements.
Revenue Recognition
The Company principally generates revenue from merchandising and transporting manufactured agricultural products used as ingredients in food, feed, energy and industrial products. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any amounts collected on behalf of third parties (e.g. - taxes). The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product to a customer. Control transfer typically occurs when goods are shipped from our facilities or at other predetermined control transfer points (for instance, destination terms). Shipping and handling costs related to contacts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of revenues. Accordingly, amounts billed to customers for such costs are included as a component of revenues.
Disaggregation of Revenues
The following table presents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2018 and 2017, by product type:

	2018	2017

Soybean meal and hulls	$63,420,843	$58,063,051
Soybean oil and oil byproducts	35,124,285	36,696,290

Totals	$98,545,128	$94,759,341
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
The following table presents the aging analysis of trade receivables as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Past due:
Less than 30 days past due	$4,932,167	$4,461,039
30-60 days past due	89,197	240,280
60-90 days past due	11,828	15,061
Greater than 90 days past due	7,572	25,715
Total past due	5,040,764	4,742,095
Current	19,645,604	15,058,551

Totals	$24,686,368	$19,800,646

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	—	—
Additions (deductions)	—	—

Balances, end of period	$—	$—
In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
Note 4 -           Inventories
The Company’s inventories consist of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Finished goods	$12,506,031	$21,273,635
Raw materials	27,162,636	16,432,849
Supplies & miscellaneous	259,603	259,603

Totals	$39,928,270	$37,966,087
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at net realizable value.
Note 5 -         Equity Investment in Affiliates
In 2016, the Company purchased convertible promissory notes from Prairie AquaTech, LLC with face amounts totaling $2.0 million. In 2017, the Company converted these notes, along with $161,563 of accrued interest, into 142,489 Series A Units in Prairie AquaTech, LLC. The units approximate 12.2% of Prairie AquaTech, LLC's outstanding equity.
On February 20, 2018, the Company made additional investments in companies affiliated with Prairie AquaTech, LLC. The Company invested $5.0 million in Prairie AquaTech Investments, LLC, which approximates 14.0% of Prairie AquaTech Investments, LLC's outstanding equity. A substantial portion of this investment will be subsequently invested in Prairie AquaTech Manufacturing, LLC, a company formed to construct and operate the manufacturing facility that plans to produce and sell a high protein feed ingredient derived from agricultural products such as soybeans. The Company will also contribute to Prairie AquaTech Manufacturing, LLC approximately 8 acres of land adjacent to the Company's facility in Volga, South Dakota, for the construction and operation of the manufacturing facility, and various construction and management services, in exchange for an additional equity interest and preferred investment return. The remaining portion of the $5.0 million investment in Prairie AquaTech Investments, LLC was made in Prairie AquaTech, LLC, to which the Company previously invested directly in 2016.
The Company accounts for these investments using the equity method due to the related nature of operations and the Company's ability to exercise significant influence. The Company recognized losses of $128,220 and $0 during the three months ended March 31, 2018 and 2017, respectively, which is included in other non-operating income (expense).

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Summarized financial information of Prairie AquaTech, LLC and its affiliates as of March 31, 2018 and December 31, 2017 and for the three-month periods ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31:
	2018	2017
Revenues	$143,904	$134,944
Expenses	(1,222,801)	(940,240)
Other income (expense)	31,845	135,847
Net income (loss)	$(1,047,052)	$(669,449)

	March 31, 2018	December 31, 2017
Assets	$41,266,984	$3,981,214
Liabilities	8,232,555	5,527,285
Equity	33,034,429	(1,546,071)
Note 6 -         Property and Equipment
The following is a summary of the Company's property and equipment at March 31, 2018 and December 31, 2017:

	2018			2017
	Cost	Accumulated Depreciation	Net	Net
Land	$543,816	$—	$543,816	$543,816
Land improvements	1,775,086	(404,769)	1,370,317	1,397,248
Buildings and improvements	19,969,718	(8,528,456)	11,441,262	11,567,045
Machinery and equipment	74,960,126	(38,849,231)	36,110,895	36,911,234
Company vehicles	123,716	(94,366)	29,350	34,137
Furniture and fixtures	1,495,756	(899,152)	596,604	567,257
Construction in progress	5,343,740	—	5,343,740	4,510,571

Totals	$104,211,958	$(48,775,974)	$55,435,984	$55,531,308
Depreciation of property and equipment was $984,130 and $851,796 for the three months ended March 31, 2018 and 2017, respectively.
Note 7 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires October 1, 2018. The purpose of the credit agreement is to finance inventory and accounts receivable. Under this agreement, the Company may borrow up to $30 million until May 1, 2018 and $20 million between May 1, 2018 and October 1, 2018. Interest accrues at a variable rate (4.08% at March 31, 2018). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $18,358,687 and $0 at March 31, 2018 and December 31, 2017, respectively. The remaining funds available to borrow under the terms of the revolving credit agreement were $11.6 million as of March 31, 2018.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 8 -         Long-Term Debt
The following is a summary of the Company's long-term debt at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Revolving term loan from CoBank, interest at variable rates (4.33% and 4.02% at March 31, 2018 and December 31, 2017, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$22,000,000	$4,449,981
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	725,970	725,970
Total debt before debt issuance costs	22,725,970	5,175,951
Less current maturities	(4,060,749)	(60,749)
Less debt issuance costs, net of amortization of $3,654 and $1,615 as of March 31, 2018 and December 31, 2017, respectively	(20,845)	(12,384)

Total long-term debt	$18,644,376	$5,102,818
The Company entered into an agreement as of March 28, 2017 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $24,000,000 on the revolving term loan with a variable effective interest rate of 4.33%. The available commitment decreases in scheduled periodic increments of $2,000,000 every six months starting March 20, 2018 until maturity on September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,500 paid by the Company on this amendment and the amendment on the seasonal loan will be amortized over the term of the respective loans. The principal balance outstanding on the revolving term loan was $22,000,000 and $4,449,981 as of March 31, 2018 and December 31, 2017, respectively. There were no remaining commitments available to borrow on the revolving term loan as of March 31, 2018.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2018.
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
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended March 31:

2019	$4,060,749
2020	4,061,963
2021	4,603,258
2022	4,000,000
2023	4,000,000
Thereafter	2,000,000

Total	$22,725,970

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 9 -        Member Distribution
On February 6, 2018, the Company’s Board of Managers approved a cash distribution of approximately $5.1 million, or 16.7¢ per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 9, 2018.
Note 10 -         Derivative Instruments and Hedging Activities
In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded on the Company’s condensed balance sheets at fair value as discussed in Note 11, Fair Value.
As of March 31, 2018 and December 31, 2017, the value of the Company’s open futures, options and forward contracts was approximately $(5,447,037) and $(1,545,926), respectively.

		As of March 31, 2018
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,671,190	$5,798,693
Foreign exchange contracts	Current Assets	1,706,846	5,174,867
Interest rate swaps	Current Assets	148,487	—

Totals		$5,526,523	$10,973,560

		As of December 31, 2017
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$4,170,434	$5,728,129
Foreign exchange contracts	Current Assets	61,214	45,792
Interest rate swaps	Current Liabilities	—	3,653

Totals		$4,231,648	$5,777,574
During the three-month periods ended March 31, 2018 and 2017, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended March 31,
	2018	2017
Derivatives not designated as hedging instruments:
Commodity contracts	$(4,874,472)	$2,302,538
Foreign exchange contracts	(11,385)	207,553
Interest rate swaps	148,495	—

Totals	$(4,737,362)	$2,510,091

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The Company recorded gains (losses) of $(4,737,362) and $2,510,091 in cost of revenue related to its commodity derivative instruments for the three-month periods ended March 31, 2018 and 2017, respectively.
Note 11 -       Fair Value
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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2018 and December 31, 2017:

	Fair Value as of March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(5,662,319)	$44,959,713	$—	$39,297,394
Margin deposits (deficits)	$4,035,538	$—	$—	$4,035,538

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,586,664)	$38,956,476	$—	$37,369,812
Margin deposits	$4,377,752	$—	$—	$4,377,752
The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area. This market adjustment caused a negative balance in the Level 1 inventory as of March 31, 2018 and December 31, 2017.
The Company considers the carrying amount of significant classes of financial instruments on the balance sheets, including cash, accounts receivable, and accounts payable, to be reasonable estimates of fair value due to their length or maturity. The fair value of the Company’s long-term debt approximates the carrying value. The interest rates on the long-term debt are similar to rates the Company would be able to obtain currently in the market.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

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
Note 12 -       Related Party Transactions
During the three months ended March 31, 2018 and 2017, the Company sold soybean meal to Prairie AquaTech, LLC totaling $22,606 and $23,855, respectively.
Note 13 -       Commitments
As of March 31, 2018, the Company had unpaid commitments of approximately $851,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2018.
Note 14 -       Contingencies
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
On November 5, 2015, an incident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. The U.S. Occupational Safety and Health Administration ("OSHA") initiated an investigation into the incident and later cited the Company for six violations along with assessing a fine of $22,565. On April 21, 2017, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the District of South Dakota. The plaintiffs, the heirs of the deceased contractor, alleged that the Company did not exercise ordinary care and awareness at the time of the incident, thus resulting in the contractor's death. On April 23, 2018, the Company entered into a settlement agreement with the plaintiffs. All monetary damages of the settlement will be paid by the Company's general liability and umbrella insurance policies.
Note 15 -       Subsequent Event
Except for the event listed below, the Company evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.
On April 23, 2018, the Company entered into a settlement agreement with the plaintiffs of the lawsuit mentioned in Note 14. All monetary damages of the settlement will be paid by the Company's insurance providers.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2018, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2017. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2017.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
For the first quarter of 2018, we recorded a net loss of $1.5 million, compared to a net income of $2.3 million during the same period in 2017. A reduction in gross profit of approximately $3.2 million is largely responsible for the loss. Gross profit (loss) decreased between periods primarily because of a reduction in soybean meal values and losses on our forward-market positions. Although demand for soybean meal from both the domestic and export markets was similar to 2017, high capacity utilization rates by U.S. processors and customers' unwillingness to pay the same value for soybean meal were largely to blame for the weakened meal values.
A large mark-to-market loss on our forward board crush positions further contributed to the decrease in gross profit. As the value of previously locked-in forward crush positions with the CBOT increased during the first quarter of 2018, our positions resulted in lower values and a loss on our books for the quarter. The loss on our books was primarily driven by a change in the price relationship between soybeans and soybean products brought on by a drought in Argentina and ongoing discussions and threat of tariffs imposed by China on the U.S. soybean export market.
Despite the mark-to-market losses in the first quarter, we expect the losses to be offset and our financial condition to improve for the rest of 2018 due to the unexpected profit margin opportunities created by the Argentina drought and potential China tariff.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2018 and 2017

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	$	% of Revenue	$	% of Revenue
Revenue	$98,545,128	100.0	$94,759,341	100.0
Cost of revenues	(99,106,707)	(100.6)	(92,183,706)	(97.3)
Operating expenses	(968,345)	(1.0)	(856,251)	(0.9)
Other income (expense)	(24,355)	—	557,591	0.6
Income tax benefit (expense)	(1,960)	—	—	—

Net income	$(1,556,239)	(1.6)	$2,276,975	2.4
Revenue – Revenue increased $3.8 million, or 4.0%, for the three-month period ended March 31, 2018, compared to the same period in 2017. The increase in revenues is primarily due to a 6.4% increase in the quantity of soybeans processed, which increased the volume of our soybean products available for sale to customers.

Gross Profit/Loss – Gross profit decreased $3.1 million, or 121.8%, for the three-month period ended March 31, 2018, compared to the same period in 2017. The decrease in gross profit is primarily due to a reduction in value for soybean meal in the U.S along with losses on our forward-market positions. The demand for soybean meal, which accounts for approximately 60% of our revenue, from both the domestic and export markets, stayed relatively the same during the quarter compared to 2017. Yet, during the same period, high capacity utilization rates by U.S. processors and customers' unwillingness to pay the same value for soybean meal as compared to previous years were largely to blame for the weakened meal values.
Further contributing to the gross profit decline were losses on forward market positions. In efforts to hedge anticipated profits associated with crushing soybeans in the future, we enter into board crush contracts with the CBOT. Board crush is a monetary value quoted as the difference between the combined sales values of the products and the cost of the raw soybeans. As the value of these forward board crush positions increased during the quarter, the positions we had previously taken became less favorable, resulting in lower values and a loss on our books. The book loss was primarily driven by two factors, the effect of a severe drought in Argentina and the threat of tariffs imposed by China on the U.S. soybean market. The drought in Argentina, which is responsible for almost 30% of the world's soybean meal exports, has shifted demand for meal to the U.S., allowing producers like us to benefit from increased export opportunities. The threat of China tariffs on U.S. soybeans has resulted in a decrease in U.S. soybean prices which has improved processing margins for our products.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $112,000, or 13.1%, for the three-month period ended March 31, 2018, compared to the same period in 2017. The increase is partially due to an increase in professional fees in 2018, compared to the same period in 2017.
Interest Expense – Interest expense increased $152,000, or 99.8%, during the three months ended March 31, 2018, compared to the same period in 2017. The increase in interest expense is due primarily to an increase in interest rates on our senior debt with CoBank and increased borrowings, which resulted from, or are associated with, increases in inventory quantities, commodity prices, and capital investments. As of March 31, 2018, the interest rate on our revolving long-term loan was 4.33%, compared to 3.44% as of March 31, 2017. The average debt level during the three-month period ended March 31, 2018 was approximately $32.3 million, compared to $19.5 million for the same period in 2017.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $430,000, or 60.6%, during the three months ended March 31, 2018, compared to the same period in 2017. The decrease is primarily due to a decrease in patronage dividend income. During the three-month period ended March 31, 2018, patronage allocations from our associated cooperatives, including Minnesota Soybean Processors (MnSP) and CoBank, totaled $97,000, compared to $493,000 during the same period in 2017. In November 2017, we sold our remaining equity interest in MnSP and therefore are no longer eligible for future patronage dividend income from MnSP.
Net Income/Loss – During the three-month period ended March 31, 2018, we generated a net loss of $1.6 million, compared to a net income of $2.3 million for the same period in 2017. The $3.8 million decline in net income is primarily attributable to a decrease in gross profit associated with a deteriorating value of soybean meal and market valuations on forward-market positions, increases in operating and interest expenses, and a decrease in other non-operating income.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2018 and 2017, we had working capital, defined as current assets less current liabilities, of approximately $17.8 million and $26.4 million, respectively. While working capital was positively affected by approximately $3.1 million in net income and $9.2 million in net proceeds from long-term debt since March 31, 2017, it was offset during the same period by $12.7 million in purchases of property and equipment and $5.0 million in investment purchases. Based on our current operating plans, we believe that we will be able to fund our operating and capital needs for the foreseeable future from cash from operations and revolving lines of credit.

The following is a summary of our cash flow from operating, investing and financing activities for each of the three-month periods ended March 31, 2018 and 2017:

	2018	2017
Net cash used for operating activities	$(22,799,234)	$(10,584,444)
Net cash used for investing activities	(5,888,806)	(1,823,816)
Net cash provided by financing activities	28,614,209	877,756
Cash Flows Provided By Operations
The $12.2 million increase in cash flows used for operating activities is attributed to a $6.2 million fluctuation in inventories along with a $3.7 million decrease in net income during the first quarter of 2018, compared to the same period in 2017. During the three months ended March 31, 2018, inventory levels increased approximately $2.0 million, compared to a $4.2 million decrease during the same period in 2017.
Cash Flows Used For Investing Activities
The $4.1 million increase in cash flows used for investing activities is primarily due to an additional $5.0 million equity investment in Prairie AquaTech, LLC and its affiliates during the three months ended March 31, 2018, compared to $0 during the same period in 2017. Partially offsetting the increased equity investment was a $1.0 million decrease on capital improvements during the three-month period ended March 31, 2018, compared to the same period in 2017. During the three months ended March 31, 2018, we spent approximately $0.9 million on capital improvements, compared to $1.8 million during the same period in 2017.
Cash Flows Used For Financing Activities
The $27.7 million increase in cash flows provided by financing activities is principally due to a $23.4 million increase in net proceeds (payments) on borrowings and a $4.4 million decrease in distributions to members. During the three months ended March 31, 2018, net proceeds on borrowings increased $33.7 million, compared to $10.3 million during the same period in 2017. In addition, distributions to members totaled approximately $5.1 million during the three-month period ended March 31, 2018, compared to $9.4 million during the same period in 2017.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $24.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. Beginning on March 20, 2018, the available credit line is reduced by $2.0 million every six months until the credit line’s maturity on September 20, 2023. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $22.0 million and $4.4 million as of March 31, 2018 and December 31, 2017. Under this loan, there were no additional funds available to be borrowed as of March 31, 2018.
The second credit line is a revolving working capital (seasonal) loan that matures on October 1, 2018. The primary purpose of this loan is to finance inventory and receivables. The maximum available to borrow under this credit line is $30 million until May 1, 2018, at which time it decreases to $20 million until the loan's maturity date. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. As of March 31, 2018 and December 31, 2017, there were advances outstanding on the seasonal loan of $18.4 million and $0.0 million, respectively. There was $11.6 million available to borrow under this loan as of March 31, 2018.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.33% and 4.02% as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018 and December 31,

2017, the interest rate on the seasonal loan is 4.08% and 3.77%, respectively. We were in compliance with all covenants and conditions under the loans as of March 31, 2018 and the date of this filing.
We also have a loan with the State of South Dakota Department of Transportation in connection with previous improvements made to the railway infrastructure near our soybean processing facility in Volga, South Dakota. Under this loan, which matures on June 1, 2020, we make annual principal and interest payments of $75,500. The principal balance outstanding on this loan was $725,970 as of March 31, 2018 and December 31, 2017.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for rail cars used in the transportation of our products. We have several long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, GATX Corporation, SMBC Rail Services, Trinity Capital and Wells Fargo Rail. Total lease expenses under these arrangements are approximately $794,000 and $790,000 for the three-month periods ended March 31, 2018 and 2017, respectively.
In addition to rail car leases, we have a few operating leases for various equipment and storage facilities. Total lease expense under these arrangements are $7,000 and $19,000 for the three months ended March 31, 2018 and 2017, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$25,728,000	$4,975,000	$10,103,000	$8,600,000	$2,050,000

Operating Lease Obligations	10,293,000	2,883,000	5,267,000	2,120,000	23,000

Totals	$36,021,000	$7,858,000	$15,370,000	$10,720,000	$2,073,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of our Financial Statements under Part I, Item 1, for a discussion on the impact, if any, of the recently pronounced accounting standards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no changes to our critical accounting policies and estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
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
As of March 31, 2018, we had $725,970 in fixed rate debt and $52 million of variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $520,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2018.
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
On November 5, 2015, an incident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. The U.S. Occupational Safety and Health Administration ("OSHA") initiated an investigation into the incident and later cited us for seven violations along with assessing a fine of $22,565. On April 21, 2017, we were named as a defendant in a lawsuit filed in the U.S. District Court for the District of South Dakota. The plaintiffs, the heirs of the deceased contractor, alleged that we did not exercise ordinary care and awareness at the time of the incident, thus resulting in his death. On April 23, 2018, the Company entered into a settlement agreement with the plaintiffs. All monetary damages of the settlement will be paid by our general liability and umbrella insurance policies.
Item 1A. Risk Factors.
During the quarter ended March 31, 2018, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2017 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	May 10, 2018	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2018	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)