Form 10-Q
period 2018-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2018-11-08
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 8, 2018, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
September 30, 2018 and 2017

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$692,206	$683,523
Trade accounts receivable	22,459,508	19,800,646
Inventories	29,807,213	37,966,087
Margin deposits	2,921,016	4,377,752
Prepaid expenses	864,855	1,578,927
Total current assets	56,744,798	64,406,935

Property and equipment	108,964,780	103,325,413
Less accumulated depreciation	(50,682,577)	(47,794,105)
Total property and equipment, net	58,282,203	55,531,308

Other assets
Equity investment in affiliate	6,688,517	1,750,513
Investments in cooperatives	1,552,022	1,527,891
Total other assets	8,240,539	3,278,404

Total assets	$123,267,540	$123,216,647

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$4,209,031	$4,494,963
Current maturities of long-term debt	61,964	60,749
Accounts payable	2,203,473	1,932,758
Accrued commodity purchases	27,897,185	37,642,811
Accrued expenses	2,618,412	2,166,849
Accrued interest	242,890	178,831
Deferred liabilities - current	693,135	2,261,662
Total current liabilities	37,926,090	48,738,623

Long-term debt, net of current maturities and unamortized debt issuance costs	6,335,612	5,102,818

Commitments and contingencies (Notes 7, 8, 13 and 14)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at September 30, 2018 and December 31, 2017	79,005,838	69,375,206

Total liabilities and members' equity	$123,267,540	$123,216,647
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2018 and 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net revenues	$100,303,757	$93,114,711	$291,928,015	$284,339,714

Cost of revenues:
Cost of product sold	70,986,392	74,660,364	227,465,103	231,149,928
Production	6,691,112	6,042,767	19,664,019	18,069,042
Freight and rail	9,879,915	8,037,718	26,954,523	24,944,913
Brokerage fees	155,753	178,515	466,707	512,908
Total cost of revenues	87,713,172	88,919,364	274,550,352	274,676,791

Gross profit (loss)	12,590,585	4,195,347	17,377,663	9,662,923

Operating expenses:
Administration	1,009,383	787,579	2,791,039	2,433,650

Operating income (loss)	11,581,202	3,407,768	14,586,624	7,229,273

Other income (expense):
Interest expense	(314,349)	(210,612)	(982,277)	(520,849)
Other non-operating income	291,082	141,694	957,290	577,156
Patronage dividend income	49,735	—	146,258	493,201
Total other income (expense)	26,468	(68,918)	121,271	549,508

Income (loss) before income taxes	11,607,670	3,338,850	14,707,895	7,778,781

Income tax benefit (expense)	—	—	(1,960)	(1,941)

Net income (loss)	$11,607,670	$3,338,850	$14,705,935	$7,776,840

Basic and diluted earnings (loss) per capital unit	$0.38	$0.11	$0.48	$0.26

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2018 and 2017

	2018	2017
Operating activities
Net income (loss)	$14,705,935	$7,776,840
Charges and credits to net income not affecting cash:
Depreciation and amortization	3,097,587	2,589,283
Gain on sales of property and equipment	(271,933)	(62,955)
Loss on equity method investment	61,996	—
Non-cash patronage dividends	(24,131)	(6,816)
Change in current assets and liabilities	(2,856,996)	(3,229,415)
Net cash provided by (used for) operating activities	14,712,458	7,066,937

Investing activities
Purchase of investments	(5,000,000)	—
Proceeds from sales of property and equipment	309,870	83,008
Purchase of property and equipment	(5,874,304)	(12,659,701)
Net cash provided by (used for) investing activities	(10,564,434)	(12,576,693)

Financing activities
Change in excess of outstanding checks over bank balances	(285,932)	(2,774,438)
Distributions to members	(5,075,303)	(9,444,789)
Payments for debt issue costs	(10,500)	(14,000)
Proceeds from long-term debt	47,306,495	96,438,268
Principal payments on long-term debt	(46,074,101)	(89,932,517)
Net cash provided by (used for) financing activities	(4,139,341)	(5,727,476)

Net change in cash and cash equivalents	8,683	(11,237,232)

Cash and cash equivalents, beginning of period	683,523	11,654,648

Cash and cash equivalents, end of period	$692,206	$417,416

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$918,218	$480,658

Income taxes	$—	$46,461

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
Recent accounting pronouncements
The Company has reviewed all recently issued, but not yet effective, accounting pronouncements. The Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02 (Leases). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for annual reporting periods beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While early adoption is permitted, the Company does not plan to adopt the standard until the interim period ended March 31, 2019. The Company expects right-of -use assets, current liabilities, and long-term liabilities to increase approximately $7.5 million, $2.7 million, and $4.8 million, respectively, upon adoption of this new standard.
Note 2 -         Revenue
ASC 606 Adoption
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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

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
Disaggregation of Revenues
The following table presents a disaggregation of revenue from contracts with customers for the three and nine month periods ended September 30, 2018 and 2017, by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Soybean meal and hulls	$70,011,833	$54,154,629	$195,009,313	$170,879,283
Soybean oil and oil byproducts	30,291,924	38,960,082	96,918,702	113,460,431

Totals	$100,303,757	$93,114,711	$291,928,015	$284,339,714
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
The following table presents the aging analysis of trade receivables as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Past due:
Less than 30 days past due	$5,243,003	$4,461,039
30-60 days past due	369,970	240,280
60-90 days past due	60,692	15,061
Greater than 90 days past due	479	25,715
Total past due	5,674,144	4,742,095
Current	16,785,364	15,058,551

Totals	$22,459,508	$19,800,646

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	42,909	—
Additions (deductions)	(42,909)	—

Balances, end of period	$—	$—
In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
Note 4 -           Inventories
The Company’s inventories consist of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Finished goods	$22,468,186	$21,273,635
Raw materials	7,079,424	16,432,849
Supplies & miscellaneous	259,603	259,603

Totals	$29,807,213	$37,966,087
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at net realizable value.
Note 5 -         Equity Investment in Affiliates
In 2016, the Company purchased convertible promissory notes from Prairie AquaTech, LLC with face amounts totaling $2.0 million. In 2017, the Company converted these notes, along with $161,563 of accrued interest, into 142,489 Series A Units in Prairie AquaTech, LLC. The units approximate 8.9% of Prairie AquaTech, LLC's outstanding equity.
On February 20, 2018, the Company made additional investments in companies affiliated with Prairie AquaTech, LLC. The Company invested $5.0 million in Prairie AquaTech Investments, LLC, which approximates 10.9% of Prairie AquaTech Investments, LLC's outstanding equity. A substantial portion of this investment will be subsequently invested in Prairie AquaTech Manufacturing, LLC, a company formed to construct and operate the manufacturing facility that plans to produce and sell a high protein feed ingredient derived from agricultural products such as soybeans. In addition, the Company contributed various construction and management services in exchange for a 3.3% equity interest in Prairie AquaTech Manufacturing, LLC. The remaining portion of the $5.0 million investment in Prairie AquaTech Investments, LLC was made in Prairie AquaTech, LLC, to which the Company previously invested directly in 2016.
The Company accounts for these investments using the equity method due to the related nature of operations and the Company's ability to exercise significant influence. The Company recognized losses of $61,996 and $0 during the nine months ended September 30, 2018 and 2017, respectively, which is included in other non-operating income (expense).

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The combined results of operations and financial position of the Company's equity method investments as of September 30, 2018 and December 31, 2017 and for the nine-month periods ended September 30, 2018 and 2017 are summarized below.

	Nine Months Ended September 30,
	2018	2017
Condensed income statement information:
Revenues	$881,124	$615,242
Expenses	(4,135,131)	(2,731,840)
Other income (expense)	(172,071)	(35,534)
Net income (loss)	$(3,426,078)	$(2,152,132)

	September 30, 2018	December 31, 2017
Condensed balance sheet information:
Assets	$43,601,422	$3,981,214
Liabilities	1,625,983	5,527,285
Equity	41,975,439	(1,546,071)
Note 6 -         Property and Equipment
The following is a summary of the Company's property and equipment at September 30, 2018 and December 31, 2017:

	2018			2017
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$543,816
Land improvements	1,775,086	(458,632)	1,316,454	1,397,248
Buildings and improvements	21,526,900	(8,803,716)	12,723,184	11,567,045
Machinery and equipment	78,862,151	(40,359,931)	38,502,220	36,911,234
Company vehicles	123,716	(103,939)	19,777	34,137
Furniture and fixtures	1,534,579	(956,359)	578,220	567,257
Construction in progress	4,626,022	—	4,626,022	4,510,571

Totals	$108,964,780	$(50,682,577)	$58,282,203	$55,531,308
Depreciation of property and equipment was $1,087,935 and $863,514 for the three months ended September 30, 2018 and 2017, respectively, and $3,085,472 and $2,586,423 for the nine months ended September 30, 2018 and 2017, respectively.
Note 7 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires December 1, 2018. The purpose of the credit agreement is to finance inventory and accounts receivable. Under this agreement, the Company may borrow up to $30 million until May 1, 2018 and $20 million between May 1, 2018 and December 1, 2018. Interest accrues at a variable rate (4.42% at September 30, 2018). Advances on the revolving credit agreement are secured and limited to qualifying inventory and accounts receivable, net of any accrued commodity purchases. The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at September 30, 2018 and December 31, 2017. The remaining funds available to borrow under the terms of the revolving credit agreement were $20.0 million as of September 30, 2018.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 8 -         Long-Term Debt
The following is a summary of the Company's long-term debt at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Revolving term loan from CoBank, interest at variable rates (4.67% and 4.02% at September 30, 2018 and December 31, 2017, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$5,743,123	$4,449,981
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	665,222	725,970
Total debt before debt issuance costs	6,408,345	5,175,951
Less current maturities	(61,964)	(60,749)
Less debt issuance costs, net of amortization of $10,769 and $1,616 as of September 30, 2018 and December 31, 2017, respectively	(10,769)	(12,384)

Total long-term debt	$6,335,612	$5,102,818
The Company entered into an agreement as of March 28, 2017 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $24,000,000 on the revolving term loan with a variable effective interest rate of 4.56%. The available commitment decreases in scheduled periodic increments of $2,000,000 every six months starting March 20, 2018 until maturity on September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,500 paid by the Company on this amendment and the amendment on the seasonal loan will be amortized over the term of the respective loans. The principal balance outstanding on the revolving term loan was $5,743,123 and $4,449,981 as of September 30, 2018 and December 31, 2017, respectively. The remaining commitments available to borrow on the revolving term loan are approximately $14.3 million as of September 30, 2018.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of September 30, 2018.
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
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended September 30:

2019	$61,964
2020	603,258
2021	—
2022	1,743,123
2023	4,000,000

Total	$6,408,345

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
As of September 30, 2018 and December 31, 2017, the value of the Company’s open futures, options and forward contracts was approximately $(1,679,193) and $(1,545,926), respectively.

		As of September 30, 2018
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$1,212,080	$1,541,205
Foreign exchange contracts	Current Assets	3,048,602	4,415,883
Interest rate swaps	Current Liabilities	19,634	2,421

Totals		$4,280,316	$5,959,509

		As of December 31, 2017
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$4,170,434	$5,728,129
Foreign exchange contracts	Current Assets	61,214	45,792
Interest rate swaps	Current Liabilities	—	3,653

Totals		$4,231,648	$5,777,574
During the three and nine-month periods ended September 30, 2018 and 2017, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Derivatives not designated as hedging instruments:
Commodity contracts	$4,607,791	$2,709,036	$2,801,898	$6,278,645
Foreign exchange contracts	46,342	45,600	6,158	102,872
Interest rate swaps	40,008	—	251,932	—

Totals	$4,694,141	$2,754,636	$3,059,988	$6,381,517

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The Company recorded gains (losses) of $3,059,988 and $6,381,517 in cost of revenue related to its commodity derivative instruments for the nine-month periods ended September 30, 2018 and 2017, respectively.
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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2018 and December 31, 2017:

	Fair Value as of September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,692,890)	$30,848,639	$—	$29,155,749
Margin deposits (deficits)	$2,921,016	$—	$—	$2,921,016

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(1,586,664)	$38,956,476	$—	$37,369,812
Margin deposits	$4,377,752	$—	$—	$4,377,752
In accordance with ASC 825, Financial Instruments, the Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area. This market adjustment caused a negative balance in the Level 1 inventory as of September 30, 2018 and December 31, 2017.
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
Note 12 -       Related Party Transactions
During the nine months ended September 30, 2018 and 2017, the Company sold soybean products to Prairie AquaTech, LLC totaling $233,233 and $103,171, respectively. On May 15, 2018, the Company sold to Prairie AquaTech Manufacturing, LLC approximately 8 acres of land adjacent to the Company's facility in Volga, South Dakota, for $300,000. The land will be used for the construction and operation of a manufacturing facility.
Note 13 -       Commitments
As of September 30, 2018, the Company had unpaid commitments of approximately $188,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2018.
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
On November 5, 2015, an incident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. The U.S. Occupational Safety and Health Administration ("OSHA") initiated an investigation into the incident and later cited the Company for six violations along with assessing a fine of $22,565. On April 21, 2017, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the District of South Dakota. The plaintiffs, the heirs of the deceased contractor, alleged that the Company did not exercise ordinary care and awareness at the time of the incident, thus resulting in the contractor's death. On April 23, 2018, the Company entered into a settlement agreement with the plaintiffs. All monetary damages of the settlement have been paid by the Company's general liability and umbrella insurance policies.
Note 15 -       Subsequent Event
The Company evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2018, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2017. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2017.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
During the nine-month period ended September 30, 2018, we recorded a net income of $14.7 million, compared to $7.8 million during the same period in 2017. Several factors contributed to this change.
First, late in the first quarter of 2018, soybean processing margins began to improve on the belief that drought-stressed crops in Argentina would impact South American processors and shift soybean meal export business to the U.S. Since Argentina processes the majority of the soybeans grown there, soybean meal prices began rising faster than soybean prices in the U.S. which resulted in a rapid expansion in board crush margins.
Second, the trade disputes between the U.S. and China caused a dramatic reduction in soybean prices in May 2018. China's implementation of a 25% tariff on U.S. soybeans effectively slowed soybean exports and shifted soybean demand to Brazil and Argentina. Since China does not buy or import soybean meal or oil, soybean meal and oil prices did not fall at the same rate as soybeans which helped generate even higher board crush levels. In addition, the increased demand for soybeans from South America due to the drought made it difficult for processors in South America to compete for beans. As a result, these processors were forced to increase meal premiums, which shifted demand for soybean meal back to the U.S.
Third, the USDA anticipates a record soybean crop in the U.S. this fall, which has contributed to downward pressure on soybean prices and provided us access to an ample supply of soybeans at historically low basis levels.
Finally, our two processing facilities have operated very well in 2018, achieving a record crush volume over the past nine months.
Looking forward, we believe that we will continue to benefit from the above factors affecting the industry and our operations. As long as we have no production problems or changes, we anticipate a profitable fourth quarter. Threats to future profitability include a resolution to the Chinese trade dispute, which may increase soybean prices at a faster pace than soybean meal and oil and cause a sharp reduction in margins. Additionally, the forward board margins are sharply inverted which makes it difficult to secure forward processing margins at currently available levels.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2018 and 2017

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	$	% of Revenue	$	% of Revenue
Revenue	$100,303,757	100.0	$93,114,711	100.0
Cost of revenues	(87,713,172)	(87.4)	(88,919,364)	(95.5)
Operating expenses	(1,009,383)	(1.0)	(787,579)	(0.8)
Other income (expense)	26,468	—	(68,918)	(0.1)
Income tax benefit (expense)	—	—	—	—

Net income	$11,607,670	11.6	$3,338,850	3.6
Revenue – Revenue increased $7.2 million, or 7.7%, for the three-month period ended September 30, 2018, compared to the same period in 2017. The increase in revenues is primarily due to a 10.9% increase in the average sales price of soybean meal and a 13.7% increase in the quantity of soybeans processed, which increased the volume of our soybean products available for sale to customers. A severe drought in Argentina, which is responsible for almost 30% of the world's soybean meal exports, shifted demand for meal to the U.S., allowing producers like us to benefit from increased export opportunities.
Gross Profit/Loss – Gross profit increased $8.4 million, or 200.1%, for the three-month period ended September 30, 2018, compared to the same period in 2017. The increase in gross profit is primarily driven by two factors, the effect of a severe drought in Argentina and the threat and imposition of tariffs by China on the U.S. soybean export market. The drought in Argentina, the country responsible for almost 30% of the world's soybean meal exports, shifted demand for meal to the U.S. and allowed producers like us to benefit from increased export opportunities. The threat and imposition of tariffs by China on U.S. soybeans resulted in a decrease in U.S. soybean prices which improved processing margins for our products.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $222,000, or 28.2%, for the three-month period ended September 30, 2018, compared to the same period in 2017. The increase is largely due an increase in personnel costs.
Interest Expense – Interest expense increased $104,000, or 49.3%, during the three months ended September 30, 2018, compared to the same period in 2017. The increase in interest expense is due primarily to increased borrowings, which resulted from, or are associated with, increases in inventory quantities, commodity prices, and capital investments along with an increase in interest rates on our senior debt with CoBank. The average debt level during the three-month period ended September 30, 2018 was approximately $29.7 million, compared to $24.8 million for the same period in 2017. As of September 30, 2018, the interest rate on our revolving long-term loan was 4.67%, compared to 3.69% as of September 30, 2017.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $199,000, or 140.5%, during the three months ended September 30, 2018, compared to the same period in 2017. The increase is primarily due to an improvement in the equity method investments in Prairie AquaTech, LLC and affiliates as well as an increase in patronage dividend income. During the three-month period ended September 30, 2018, gains on equity method investments totaled $92,000, compared to $0 during the same period in 2017. In addition, CoBank issued to us a dividend in the amount of $50,000 during the quarter ended September 30, 2018, compared to $0 during the same period in 2017.
Net Income/Loss – During the three-month period ended September 30, 2018, we generated a net income of $11.6 million, compared to $3.3 million for the same period in 2017. The $8.3 million improvement in net income is primarily attributable to increases in gross profit and other non-operating income.

Comparison of the nine months ended September 30, 2018 and 2017

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	$	% of Revenue	$	% of Revenue
Revenue	$291,928,015	100.0	$284,339,714	100.0
Cost of revenues	(274,550,352)	(94.0)	(274,676,791)	(96.6)
Operating expenses	(2,791,039)	(1.0)	(2,433,650)	(0.9)
Other income (expense)	121,271	—	549,508	0.2
Income tax benefit (expense)	(1,960)	—	(1,941)	—

Net income	$14,705,935	5.0	$7,776,840	2.7
Revenue – Revenue increased $7.6 million, or 2.7%, for the nine-month period ended September 30, 2018, compared to the same period in 2017. The increase in revenues is primarily due to an 8.7% increase in the average sales price of soybean meal, which increased due to severe drought in Argentina. The drought in Argentina, which is responsible for almost 30% of the world's soybean meal exports, shifted demand for meal to the U.S., allowing producers like us to benefit from increased export opportunities.
Gross Profit/Loss – Gross profit increased $7.7 million, or 79.8%, for the nine-month period ended September 30, 2018, compared to the same period in 2017. The increase in gross profit is primarily driven by two factors, the effect of a severe drought in Argentina and the threat and imposition of tariffs by China on the U.S. soybean export market. The drought in Argentina, the country responsible for almost 30% of the world's soybean meal exports, shifted demand for meal to the U.S. and allowed producers like us to benefit from increased export opportunities. The threat and imposition of tariffs by China on U.S. soybeans resulted in a decrease in U.S. soybean prices which has improved processing margins for our products.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $357,000, or 14.7%, for the nine-month period ended September 30, 2018, compared to the same period in 2017. The increase is primarily due to an increase in personnel costs.
Interest Expense – Interest expense increased $461,000, or 88.6%, during the nine months ended September 30, 2018, compared to the same period in 2017. The increase in interest expense is due primarily to increased borrowings, which resulted from, or are associated with, increases in inventory quantities, commodity prices, and capital investments, along with an increase in interest rates on our senior debt with CoBank. The average debt level during the nine-month period ended September 30, 2018 was approximately $32.4 million, compared to $20.3 million for the same period in 2017. As of September 30, 2018, the interest rate on our revolving long-term loan was 4.67%, compared to 3.69% as of September 30, 2017.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, remained relatively unchanged during the nine months ended September 30, 2018, compared to the same period in 2017.
Net Income/Loss – During the nine-month period ended September 30, 2018, we generated a net income of $14.7 million, compared to a net income of $7.8 million for the same period in 2017. The $6.9 million improvement in net income is primarily attributable to an increase in gross profit.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2018 and 2017, we had working capital, defined as current assets less current liabilities, of approximately $18.8 million and $16.6 million, respectively. While working capital was positively affected by approximately $13.7 million in net income since September 30, 2017, it was offset during the same period by $7.7 million in purchases of property and equipment, $5.1 million in distributions to members, and $5.0 million in investment purchases. Based on our current operating plans, we believe that we will be able to fund our operating and capital needs for the foreseeable future from cash from operations and revolving lines of credit.

The following is a summary of our cash flow from operating, investing and financing activities for each of the nine-month periods ended September 30, 2018 and 2017:

	2018	2017
Net cash provided by operating activities	$14,712,458	$7,066,937
Net cash used for investing activities	(10,564,434)	(12,576,693)
Net cash used for financing activities	(4,139,341)	(5,727,476)
Cash Flows Provided By Operations
The $7.6 million increase in cash flows provided by operating activities is attributed to a $6.9 million increase in net income during the nine-month period ended September 30, 2018, compared to the same period in 2017.
Cash Flows Used For Investing Activities
The $2.0 million decrease in cash flows used for investing activities is primarily due to a $6.8 million decrease on capital improvements during the nine-month period ended September 30, 2018, compared to the same period in 2017. During the nine months ended September 30, 2018, we spent approximately $5.9 million on capital improvements, compared to $12.7 million during the same period in 2017. Partially offsetting the decreased capital improvements was an additional $5.0 million equity investment in Prairie AquaTech, LLC and its affiliates during the nine months ended September 30, 2018, compared to $0 during the same period in 2017.
Cash Flows Used For Financing Activities
The $1.6 million decrease in cash flows provided by financing activities is principally due to a $4.4 million decrease in distributions to members. Distributions to members totaled approximately $5.1 million during the nine-month period ended September 30, 2018, compared to $9.4 million during the same period in 2017. Partially offsetting the decrease in distributions to members was a $2.8 million decrease in net proceeds on borrowings. During the nine months ended September 30, 2018, net proceeds on borrowings was $0.9 million, compared to $3.7 million during the same period in 2017.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $24.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. On March 20, 2018, the available credit line decreased by $2.0 million, and decreases by the same amount every six months thereafter until the credit line’s maturity on September 20, 2023. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $5.7 million and $4.4 million as of September 30, 2018 and December 31, 2017. Under this loan, $14.3 million in additional funds was available to be borrowed as of September 30, 2018.
The second credit line is a revolving working capital (seasonal) loan that matures on December 1, 2018. The primary purpose of this loan is to finance inventory and receivables. The maximum we may borrow under this credit line until the loan's maturity is $20 million. Borrowing base reports and financial statements are required monthly to justify the balance borrowed on this line. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. As of September 30, 2018 and December 31, 2017, there were no advances outstanding on the seasonal loan, thus making available $20.0 million to borrow as of September 30, 2018.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.56% and 4.02% as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the interest rate on the seasonal loan is 4.42% and 3.77%, respectively. We were in compliance with all covenants and conditions under the loans as of September 30, 2018 and the date of this filing.

We also have a loan with the State of South Dakota Department of Transportation in connection with previous improvements made to the railway infrastructure near our soybean processing facility in Volga, South Dakota. Under this loan, which matures on June 1, 2020, we make annual principal and interest payments of $75,500. The principal balance outstanding on this loan was $665,222 as of September 30, 2018 and December 31, 2017.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for rail cars used in the transportation of our products. We have several long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, GATX Corporation, SMBC Rail Services, Trinity Capital and Wells Fargo Rail. Total lease expenses under these arrangements are approximately $2.4 million and $2.5 million for the nine-month periods ended September 30, 2018 and 2017, respectively.
In addition to rail car leases, we have a few operating leases for various equipment and storage facilities. Total lease expense under these arrangements are $34,000 and $27,000 for the nine months ended September 30, 2018 and 2017, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$7,636,000	$348,000	$1,201,000	$6,087,000	$—

Operating Lease Obligations	8,829,000	2,844,000	4,699,000	1,270,000	16,000

Totals	$16,465,000	$3,192,000	$5,900,000	$7,357,000	$16,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of our Financial Statements under Part I, Item 1, for a discussion on the impact, if any, of the recently pronounced accounting standards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.
We did adopt the requirements of ASC 606, Revenue from Contracts with Customers, as of January 1, 2018. However, no revenue recognition policies have been changed from our 2017 fiscal year after comparing the revenue recognition criteria under ASC 606 to previous requirements.
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
As of September 30, 2018, we had $665,222 in fixed rate debt and $40 million of variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $400,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2018.
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
On November 5, 2015, an incident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. The U.S. Occupational Safety and Health Administration ("OSHA") initiated an investigation into the incident and later cited us for seven violations along with assessing a fine of $22,565. On April 21, 2017, we were named as a defendant in a lawsuit filed in the U.S. District Court for the District of South Dakota. The plaintiffs, the heirs of the deceased contractor, alleged that we did not exercise ordinary care and awareness at the time of the incident, thus resulting in his death. On April 23, 2018, we entered into a settlement agreement with the plaintiffs. All monetary damages of the settlement have been paid by and under our general liability and umbrella insurance policies.
Item 1A. Risk Factors.
During the quarter ended September 30, 2018, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2017 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 8, 2018	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2018	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)