Form 10-K
period 2018-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2019-03-20
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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
☐    Yes       ☒    No

The aggregate market value of the registrant’s Class A units held by non-affiliates at June 30, 2018 was approximately $101,079,745 computed by reference to the most recent public offering price on Form S-1. The registrant's Class A units are not listed on an exchange or otherwise publicly traded. Additionally, the Class A units are subject to significant restrictions on transfer under the registrant's operating agreement.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year (December 31, 2018).

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
PART I
Item 1. Business.
Overview
South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant and a soybean oil refinery in Volga, South Dakota, which we have been operating since 1996 and 2002, respectively. We also own and operate an oilseed processing plant located approximately five miles east of Miller, South Dakota, which we have been operating since April 30, 2015. We are owned by approximately 2,200 members, most of whom reside in South Dakota and neighboring states and many of whom deliver and sell soybeans to our plants for processing.
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

We strive to maintain a competitive position in the marketplace by producing high quality products, operating a highly efficient operation at the lowest possible cost, and adding value to our core products to capture larger margins. We continue to search for ways to improve on efficiencies by analyzing new methods of vertical integration, adding value to our products by investing in further processing of products, and reviewing new applications for our products in the food and energy fields. Although a primary objective is to maximize the issuance of cash distributions to our members from profits generated through operations, we recognize the need to maintain our financial strength by reinvesting and making capital improvements in our operations facilities.
General Development of Business
We were originally organized as a South Dakota cooperative in 1993. As a South Dakota cooperative, we were entitled to single-level, pass-through tax treatment on income generated through our members’ patronage. This allowed us to pass our income onto our members in the form of distributions without first paying taxes at the company level, similar to a partnership. As we grew, however, the continuing availability of this advantageous tax treatment became less secure. Therefore, we reorganized and converted from a cooperative into a South Dakota limited liability company in 2002 and have been operating as a multi-member South Dakota limited liability company, taxed as a partnership since then.
We began producing soybean meal, crude soybean oil, and soybean hulls in late 1996. Since this time we have continuously made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we acquired ownership and management control of Urethane Soy Systems Company, a company engaged in the production and sale of various soybean oil-based polyurethane products, which we closed in December 2011 due to poor financial performance. In May 2011, we completed the construction and start-up of a deodorizer at our facility, which allows us to deodorize refined soybean oil and sell the oil directly to customers in the food industry. In December 2014, we purchased an oilseed processing plant located near Miller, South Dakota, approximately 100 miles west of our main facility in Volga. The Miller plant allows us to expand into new markets by processing identity-preserved soybeans, such as non-genetically modified organisms (GMO) and organic soybeans.
Industry Information
The soybean processing industry converts soybeans into soybean meal, soybean hulls and soybean oil. A bushel of soybeans typically yields approximately 44 pounds of meal, 4 pounds of hulls, and 11 pounds of crude oil when processed. While the meal and hulls are mostly consumed by animals, food ingredients are the primary end use for the oil. Crude soybean oil is generally refined for use as salad and cooking oil, baking and frying fat, and to a more limited extent, for industrial uses. Increasingly, the sale of soybean oil for human consumption is impacted by the regulation of trans-fat, which results from the hydrogenation process of products such as soybean oil and plant oils. The U.S. Food and Drug Administration requires that food processors disclose the level of trans-fatty acids contained in their products. In addition, various local governments in the U.S. have enacted, or are considering enacting, restrictions on the use of trans-fats in restaurants. As a result, many food manufacturers have reduced the amount of hydrogenated soybean oil included in their products or switched to other oils containing lower amounts of trans-fat.
Soybean production is heavily concentrated in the central U.S., Brazil, Argentina and China. In the 2018 harvest season, the U.S. produced approximately 4.60 billion bushels of soybeans, approximately 5% higher than the previous record crop in 2017, and approximately 35% of estimated world production. The USDA estimates that approximately 51% of soybeans produced in the U.S. are processed domestically, 46% are exported as whole soybeans, and 3% are retained for seed and residual use. Historically, there has been an adequate supply of soybeans produced in South Dakota and the upper Midwest for the soybean processing industry. In 2018, farm producers in South Dakota produced 274.9 million bushels of soybeans, ranking it seventh among the top producing states in the U.S. as set forth in the following table:

State	Production (bushels)
Illinois	688 million
Iowa	577 million
Minnesota	386 million
Indiana	356 million
Nebraska	345 million
Ohio	294 million
South Dakota	275 million
Missouri	266 million
North Dakota	247 million
Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Soybean meal is predominantly consumed by poultry and swine in the U.S. On average, exports of soybean meal account for 20% to 30% of total production.
Soybean oil refineries are also generally located close to soybean processing plants. Oil is shipped throughout the U.S. and for export. The USDA estimates that approximately 59% of domestic oil production is used in food, feed and industrial applications, 32% in biodiesel production, and 9% is exported.
Soybean crushing and refining margins are cyclical, characteristic of a mature, competitive industry. While the price of soybeans may fluctuate substantially from year to year, the prices of meal and oil generally track that of soybeans, although not necessarily on a one-for-one basis; therefore, margins can be variable.
The soybean industry continues diligently to introduce soy-based products as bio-based substitutes for various petroleum-based products. These products include biodiesel, soy ink, lubricants, candles and plastics. Biodiesel, a substitute for standard, petroleum-based diesel fuel, has experienced slow but erratic growth in the U.S. From the late-1990s to 2008, biodiesel experienced steady growth, only to stagnate between 2008 and 2010 due to overcapacity in the industry, price volatility in the petroleum oil market, and volatile input costs. Since 2011, the biodiesel market has been in a growth phase following the expansion of the Renewable Fuel Standard (RFS) program and resumption of the biodiesel blenders’ tax credit.
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
Raw Materials and Suppliers
We purchase soybeans for processing from local soybean producers and elevators, of which there has been adequate supply historically. In 2018, producers in South Dakota grew and harvested approximately 275 million bushels, compared to 241 million in 2017, 256 million in 2016, 236 million in 2015, and 230 million bushels in 2014. Of this amount, we processed 33.2 million bushels in 2018, compared to 31.6 million in 2017, 31.7 million in 2016, 29.9 million in 2015, and 28.2 million bushels in 2014. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.
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
Employees
We currently employ approximately 123 individuals, all but nine of whom are full-time. We have no unions or other collective bargaining agreements.
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
The table presented below represents the percentage of sales by quantity of product sold within various markets for 2018.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil
Local	43%	39%	26%
Other U.S. States	23%	55%	68%
Export	34%	6%	6%
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
We currently operate the only soybean processing plants in South Dakota, although a new processing plant owned by AGP is under construction in northeast South Dakota and is expected to be operational in the summer of 2019. Once operational, this plant could intensify the competition for the purchase of soybeans in certain areas of South

Dakota from which we now purchase soybeans. We believe that our processing facilities represent approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. We continue to maintain our competitive position in the market by producing high quality products and operating highly efficient operations at the lowest possible cost, and adding value to our products. In effort to add additional value and diversify, we recently invested in Prairie AquaTech, LLC and its various affiliates, an early-stage company engaged in the research and development of high quality protein ingredients derived from soybeans and with plans to build a production facility adjacent to our Volga plant.
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
We operate in an intensely competitive industry and we may not be able to continue to compete effectively. We may not be able to continue to successfully penetrate the markets for our products. The soybean processing business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the products we sell. We compete with other soybean processors such as Archer-Daniels Midland (ADM), Cargill, Bunge, and Ag Processing (AGP), among others, all of which are capable of producing significantly greater quantities of soybean products than we do, and may achieve higher operating efficiencies and lower costs due to their scale. A new processing plant owned by AGP is under construction in northeast South Dakota and is expected to be operational in the summer of 2019, which could increase the competition for soybeans and adversely affect our business.
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
Because soybean processing and refining is energy intensive, our business will be materially harmed if energy prices increase substantially. Electricity prices have steadily increased the last few years, and natural gas prices have fluctuated historically. Currently, natural gas prices are at very low levels. If the trend in electricity prices continues, any significant increase in the price of natural gas will increase our energy costs and adversely affect our profitability and operating results. In addition, there are no natural gas distribution lines near the processing plant near Miller, South Dakota, making electricity the only current source of energy at the Miller facility.

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
We could face increased operating costs if we were required to segregate genetically modified soybeans and the products generated from these soybeans. Over the last several years, some soybean producers in our area have been planting genetically modified, or GMO, soybeans, commonly known as Round-up Ready beans. Neither the U.S. Department of Agriculture nor the FDA currently requires that genetically modified soybeans be segregated from other soybeans. If these agencies or our customers were to require that we process these genetically modified soybeans separately, we would face increased storage and processing costs and our profitability could be harmed.

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
There are significant restrictions on the transfer of our units. To protect our status as a partnership for federal income tax purposes and to assure no public trading market for our units develops or exists, our units are subject to significant restrictions on transfer. All transfers of units must comply with the transfer provisions of our operating agreement and the capital units transfer system and are subject to approval by our board of managers. Our board of managers reserves the right not to approve any transfer of units that could cause us to lose our partnership tax status or violate federal or state securities laws. As a result, members may not be able to transfer their units and may be required to assume the risks of the investment for an indefinite period of time.
Item 2. Properties.
We conduct our operations principally at our two facilities in Volga, South Dakota and Miller, South Dakota.
At our Volga facility, we own the land, consisting of 98 acres, on which most of the infrastructure and physical properties rest. Our facilities consist of a soybean processing plant, a soybean oil refinery and deodorizer, a quality control laboratory, and administrative and operations buildings.
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
On November 5, 2015, an accident occurred at our facility in Volga, South Dakota which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank when the incident occurred. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. The U.S. Occupational Safety and Health Administration ("OSHA") initiated an investigation into the incident and later cited us for seven violations along with assessing a fine of $22,565. On April 21, 2017, we were named as a defendant in a lawsuit filed in the U.S. District Court for the District of South Dakota. The plaintiffs, the heirs of the deceased contractor, alleged that we did not exercise ordinary care and awareness at the time of the accident, thus resulting in his death. On April 23, 2018, we entered into a settlement agreement with the plaintiffs. All monetary damages of the settlement have been paid by the Company's general liability and umbrella insurance policies.
Item 4. Mine Safety Disclosures.
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of March 1, 2019, the total number of Class A capital units outstanding is 30,419,000, all of which is owned and held by 2,200 members.
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

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Matched
First Quarter 2017	$3.39	$3.59	$3.47	61,000
Second Quarter 2017	$3.28	$3.62	$3.50	41,250
Third Quarter 2017	$3.23	$3.49	$3.38	43,750
Fourth Quarter 2017	$3.31	$3.51	$3.41	85,000
First Quarter 2018	$3.30	$3.43	$3.39	60,000
Second Quarter 2018	$3.37	$4.42	$3.40	78,500
Third Quarter 2018	$3.19	$3.23	$3.20	33,000
Fourth Quarter 2018	$3.20	$3.38	$3.28	37,500

(1)	The qualified matching service rules prohibit firm bids; therefore, the prices reflect actual sale prices of the capital units.
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
Distributions to Members
We issued to our members a cash distribution of $5.1 million (16.7¢ per capital unit) and $9.4 million (31.0¢ per capital unit) in the years ended December 31, 2018 and 2017, respectively. On February 5, 2019, our board of managers approved a cash distribution to our members of approximately $15.2 million (50.0¢ per capital unit), which was issued to our members on or about February 7, 2019. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement and distribution policy. Distributions are also subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.
Item 6. Selected Financial Data.
The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Eide Bailly LLP.

	2018	2017	2016	2015	2014
Bushels processed	33,232,663	31,577,132	31,735,399	29,923,155	28,190,596
Statement of Operations Data:
Revenues	$391,436,374	$375,256,342	$377,931,693	$367,560,428	$434,842,176
Costs & expenses:
Cost of goods sold	(362,837,870)	(364,133,733)	(363,829,609)	(342,658,664)	(412,855,361)
Operating expenses	(3,834,845)	(3,211,255)	(3,441,446)	(3,567,038)	(4,338,147)
Operating profit (loss)	24,763,659	7,911,354	10,660,638	21,334,726	17,648,668
Non-operating income (loss)	2,242,972	(437,744)	2,340,072	2,168,860	3,494,460
Interest expense	(1,127,326)	(704,601)	(413,863)	(551,180)	(1,076,620)
Income tax benefit (expense)	(1,960)	(1,941)	6,209	(570)	(1,870)
Income (loss) from continuing operations	25,877,345	6,767,068	12,593,056	22,951,836	20,064,638
Gain (loss) on discontinued operations	—	—	—	—	—
Net income (loss)	$25,877,345	$6,767,068	$12,593,056	$22,951,836	$20,064,638
Weighted average capital units outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net income (loss) per capital unit	$0.851	$0.222	$0.414	$0.755	$0.660
Balance Sheet Data:
Working capital	$22,140,924	$15,668,312	$21,794,589	$28,143,049	$21,909,558
Net property, plant & equipment	59,068,014	55,531,308	44,751,140	40,921,077	38,750,892
Total assets	136,935,900	123,216,647	121,240,557	122,914,781	117,137,344
Long-term obligations	593,027	5,102,818	724,035	787,096	896,260
Members’ equity	90,177,248	69,375,206	72,052,927	74,508,352	66,604,997
Other Data:
Capital expenditures	$8,026,131	$14,494,447	$7,065,332	$5,225,636	10,981,737
Distributions to members	$5,075,303	$9,444,789	$15,048,481	$15,048,481	$11,001,312
Distributions to members per capital unit	$0.167	$0.310	$0.495	$0.495	$0.362

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
Overview and Executive Summary
We experienced a record-breaking year, recording a net income of $25.9 million in 2018, compared to $6.8 million in 2017 and $12.6 million in 2016. The profit improvement is the result of several factors including a drought in Argentina, the U.S. trade dispute with China, and record crush volumes at both our Volga and Miller plants.
Beginning in early 2018, a drought in Argentina, which accounts for approximately 30% of the world's soybean meal exports, set the stage. The country's reduced soybean crop restricted the supply of soybeans to processors, in turn leading to increased demand for soybean meal from processors in the U.S. and benefiting processors like us.
Later in the year, the U.S. trade dispute with China sharply reduced China's purchases of U.S. soybeans. Normally, we compete primarily with China on soybean exports shipping out of the Pacific Northwest. With China absent from the market, we were able to purchase soybeans at a more favorable local basis, thus increasing profitability.
Locally, two factors made a positive impact on our 2018 financials. First, our Board of Managers made a conscious decision the last few year to pursue an aggressive capital improvement re-investment plan, allowing us to expand processing capacity, reduce plant operation downtime and improve efficiencies. In 2018, we processed over 33.2 million bushels of soybeans, compared to 31.6 million in 2017, and 31.7 million in 2016. The 5.2% improvement in processing capacity, when combined with good margins, had a multiplying effect in 2018.
Second, our very talented, dedicated and hard-working management team and associates played a huge part of the success. The coordinated effort from all the different operational groups, including plant operations, marketing, transportation and financial management, contributed significantly to our profitability.
Going forward, we plan to continue to reinvest in our business. A number of different projects will be launched in 2019, the goal of which is to increase capacity, reduce operational downtime and improve efficiencies. We will also be taking steps to expand our markets while not straying far from our core competencies. One example has been our entry into the non-GMO sector. We continue to experience modest growth in demand for non-GMO products, and, although it is only a tiny fraction of our overall production, the non-GMO market is well-suited for our Miller facility given its smaller size. We are also taking strategic steps to secure our market and customers, understanding there will be increased processing capacity from competitors across the United States, including some in South Dakota.
Results of Operations
Comparison of Years Ended December 31, 2018 and 2017

	Year Ended December 31, 2018		Year Ended December 31, 2017
	$	% of Revenue	$	% of Revenue
Revenue	$391,436,374	100.0	$375,256,342	100.0
Cost of revenues	(362,837,870)	(92.7)	(364,133,733)	(97.0)
Operating expenses	(3,834,845)	(1.0)	(3,211,255)	(0.9)
Other income (expense)	1,115,646	0.3	(1,142,345)	(0.3)
Income tax (expense), net	(1,960)	—	(1,941)	—
Net income (loss)	$25,877,345	6.6	$6,767,068	1.8
Revenue – Revenue increased $16.2 million, or 4.3%, for the year ended December 31, 2018, compared to the same period in 2017. The increase in revenues is primarily due to a 5.2% increase in the quantity of soybeans processed, which in turn increased the sales volume of our soybean products. The increase in production is largely the result of recent capital improvements to expand processing capacity, reduce plant operation downtime and improve efficiencies.
Gross Profit/Loss – Gross profit increased $17.5 million, or 157.1%, during the year ended December 31, 2018, compared to the same period in 2017. The increase in gross profit is primarily due to two factors, the effect of a severe drought in Argentina and the threat and imposition of tariffs by China on the U.S. soybean export market. The drought in Argentina, the country responsible for almost 30% of the world's soybean meal exports, shifted demand for meal to the U.S. and allowed producers like us to benefit from increased export opportunities. The threat and imposition of tariffs by China on U.S. soybeans resulted in a decrease in U.S. soybean prices, which improved processing margins for our products.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $624,000, or 19.4%, for the year ended December 31, 2018, compared to 2017. The increase is primarily due to an increase in personnel costs.
Interest Expense – Interest expense increased $423,000, or 60.0%, for the year ended December 31, 2018, compared to the same period in 2017. The increase in interest expense is due primarily to an increase in interest rates on our senior debt with CoBank and increased borrowings, which resulted from an increase in capital investments. As of December 31, 2018, the interest rate on our revolving log-term loan was 4.96%, compared to 4.02% as of December 31, 2017. The average debt level during the year ended December 31, 2018 was approximately $28.5 million, compared to $20.8 million for the same period in 2017.
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, improved $2.7 million, or 612.4%, for the year ended December 31, 2018, compared to the same period in 2017. On November 21, 2017, we sold our remaining equity interest in Minnesota Soybean Processors (MnSP) for $3.2 million, which resulted in a loss of approximately $1.5 million, compared to $0 in 2018.
Net Income/Loss – During the year ended December 31, 2018, we generated a net income of $25.9 million, compared to $6.8 million during the same period in 2017. The $19.1 million increase in net income is primarily attributable to an increase in gross profit associated with an increase in soybean processing, the improved value of soybean meal and reduced soybean costs.
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
Revenue – Revenue decreased $2.7 million, or 0.7%, for the year ended December 31, 2017, compared to the same period in 2016. The decrease in revenues is primarily due to a 0.5% decrease in the quantity of soybeans processed, which in turn decreased the sales volume of our soybean products. Production decreased largely because of a deterioration in soybean quality (excessive moisture), which required us to slow our production rate in order to meet our customers' quality specifications.
Gross Profit/Loss – Gross profit decreased $3.0 million, or 21.1%, during the year ended December 31, 2017, compared to the same period in 2016. The decrease in gross profit is primarily due to a weakened value for soybean meal in the U.S. Although demand for soybean meal increased domestically and exports remained relatively constant in 2017, the soybean meal value decreased due to high production rates in the U.S. The high production produced an oversupply of soybean meal, especially in the first half of 2017. Weakened value was further affected by an abundance of less expensive livestock feed such as canola and distillers grains.

Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $230,000, or 6.7%, for the year ended December 31, 2017, compared to 2016. The decrease is mostly due to accruing a $322,000 allowance for potentially uncollectible accounts receivable in 2016, compared to $0 in 2017.
Interest Expense – Interest expense increased $291,000, or 70.2%, for the year ended December 31, 2017, compared to the same period in 2016. The increase in interest expense is due primarily to an increase in interest rates on our senior debt with CoBank and increased borrowings, which resulted from increases in inventory quantities commodity prices and capital investments. As of December 31, 2017, the interest rate on our revolving log-term loan was 4.02%, compared to 3.23% as of December 31, 2016. The average debt level during the year ended December 31, 2017 was approximately $20.8 million, compared to $14.8 million for the same period in 2016.
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, decreased $2.8 million, or 118.7%, for the year ended December 31, 2017, compared to the same period in 2016. The decrease is due primarily to decreases in patronage dividend and oil storage incomes in 2017, compared to 2016, along with a loss on the sale of our remaining ownership interest in Minnesota Soybean Processors (MnSP) in late 2017. Patronage allocations from our associated cooperatives, including MnSP and CoBank, totaled $493,000 in 2017, compared to $861,000 in 2016. We also stored less crude soybean oil on CBOT oil contracts in 2017, compared to 2016, which decreased income from oil storage in 2017 by approximately $436,000. On November 21, 2017, we sold our remaining equity interest in MnSP for $3.2 million, which resulted in a loss of approximately $1.5 million, compared to $0 in 2016.
Net Income/Loss – During the year ended December 31, 2017, we generated a net income of $6.8 million, compared to $12.6 million during the same period in 2016. The $5.8 million decrease in net income is primarily attributable to a decrease in gross profit associated with the deteriorating value of soybean meal along with a decrease in other non-operating income.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2018, we had working capital, defined as current assets less current liabilities, of approximately $22.1 million, compared to working capital of $15.7 million on December 31, 2017. Working capital increased between periods primarily due to an increase in net income. Based on our current plans, we believe that we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Years Ended December 31, 2018 and 2017

	2018	2017
Net cash from operating activities	$30,477,437	$7,397,180
Net cash used for investing activities	(13,765,561)	(11,151,829)
Net cash used for financing activities	(10,198,317)	(7,216,476)
Cash Flows From (Used For) Operating Activities
The $23.1 million increase in cash flows from operating activities is primarily attributed to a $19.1 million increase in net income during 2018, compared to 2017.
Cash Flows From (Used For) Investing Activity
Cash flows used for investing activities increased approximately $2.6 million in 2018, compared to 2017, primarily due to a $6.3 million increase in purchases of investments and a $3.3 million decrease in proceeds from the sale of our investments in cooperatives. In 2018, we invested an additional $6.3 million in Prairie AquaTech, LLC and its affiliates, compared to $0 in 2017. In addition, we received $3.3 million from the sale of our remaining ownership interest in Minnesota Soybean Processors (MnSP), Brewster, Minnesota, in 2017, compared to $0 in 2018. Partially offsetting the increases in cash used for investing activities was a $6.5 million reduction on capital improvements in 2018, compared to 2017. During the year ended December 31, 2018, we spent approximately $8.0 million on capital improvements, compared to $14.5 million during the same period in 2017. Our capital improvement projects were initiated to improve the quality and efficiency of operations.
Cash Flows From (Used For) Financing Activity
The $3.0 increase in cash flows used for financing activities is principally due to a $7.3 million change in net proceeds (payments) on borrowings during the year ended December 31, 2018, compared to the same period in 2017. In 2018, we had $5.1 million in net payments on borrowings, compared to $2.2 million in net proceeds from borrowings during 2017. Partially offsetting the change in net proceeds (payments) on borrowings is a $4.4 million decrease in distributions to members in 2018, compared to 2017.
Comparison of the Years Ended December 31, 2017 and 2016

	2017	2016
Net cash from operating activities	$7,397,180	$18,147,344
Net cash used for investing activities	(11,151,829)	(8,933,932)
Net cash used for financing activities	(7,216,476)	(15,951,226)
Cash Flows From (Used For) Operating Activities
The $10.7 million decrease in cash flows from operating activities is primarily attributed to a $7.0 million fluctuation in margin deposits along with a $5.8 million decrease in net income during 2017, compared to 2016. During the year ended December 31, 2017, margin deposits increased $2.0 million, compared to a $5.0 million decrease in 2016.
Cash Flows From (Used For) Investing Activity
The $2.2 million increase in cash flows used for investing activities is primarily due to a $7.4 million increase in capital improvements in 2017, compared to 2016. During the year ended December 31, 2017, we spent approximately $14.5 million in capital improvements, compared to $7.1 million in 2016. Our capital improvement projects were initiated to improve the quality and efficiency of operations. Partially offsetting the increased capital improvements was the $3.3 million received from the sale of our remaining ownership interest in MnSP in 2017.
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
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $24.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. On March 20, 2018, the available credit line decreased by $2.0 million, and decreases continually by the same amount every six months until the credit line’s maturity on September 20, 2023. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $0 and $4.4 as of December 31, 2018 and 2017, respectively. Under this loan, $20.0 million in additional funds was available to be borrowed as of December 31, 2018.
The second credit line is a revolving working capital (seasonal) loan that matures on October 1, 2019. The primary purpose of this loan is to finance the operating needs of the company. The maximum we may borrow under this credit line is $20 million. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. As of December 31, 2018 and 2017, there were no advances outstanding on the seasonal loan, thus making available $20 million to borrow as of as of December 31, 2018.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.96% and 4.02% as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the interest rate on the seasonal loan is 4.71% and 3.77%, respectively. We were in compliance with all covenants and conditions under the loans as of December 31, 2018 and the date of this filing.
We also have a loan with the State of South Dakota Department of Transportation in connection with previous improvements made to the railway infrastructure near our soybean processing plant in Volga, South Dakota. Under this loan, we make annual principal and interest payments of $75,500. On the maturity date of this loan, which is June 1, 2020, a balloon payment for the remaining principal balance will be necessary. The principal balance outstanding on this loan was $665,222 and $725,970 as of December 31, 2018 and 2017, respectively.
Capital Expenditures
We invested approximately $8.0 million in capital expenditures for property and equipment during the year ended December 31, 2018, compared to approximately $14.5 million in capital expenditures during the year ended December 31, 2017. In 2018, we made several improvements to enhance the quality and efficiency of our soybean crushing facility and oil refinery in Volga, South Dakota, as well as made several other miscellaneous improvements to our small oilseed processing plant near Miller, South Dakota. Depending on our profitability in 2019, we anticipate spending between $9.0 million and $13.0 million on capital improvements in 2019, which will be financed from cash flows from operating activities and long-term debt financing.
Off Balance Sheet Financing Arrangements
Except as described below, we do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are the rail car leases we use to trasport our products. We have several long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, Andersons Railcar Leasing Co., GATX Corporation, Midwest Railcar Corporation, Trinity Capital and Wells Fargo Rail. Total lease expense under these arrangements is approximately $3.1 million and $3.3 million for the years ended December 31, 2018 and 2017, respectively.
In addition to rail car leases, we have several operating leases for various machinery and equipment. Total lease expense under these arrangements is $59,000 and $47,000 for the years ended December 31, 2018 and 2017, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$702,000	$75,000	$627,000	$—	$—

Operating Lease Obligations	8,374,000	2,902,000	4,484,000	975,000	13,000

Total	$9,076,000	$2,977,000	$5,111,000	$975,000	$13,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.

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
Revenue Recognition
We account for all of our revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers, which became effective January 1, 2018. As part of the adoption of ASC 606, we applied the new standard on a modified retrospective basis analyzing open contracts as of January 1, 2018. However, no cumulative effect adjustment to retained earnings was necessary as no revenue recognition differences were identified when comparing the revenue recognition criteria under ASC 606 to previous requirements.
We principally generate revenue from merchandising and transporting manufactured agricultural products used as ingredients in food, feed, energy and industrial products. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any amounts collected on behalf of third parties (e.g. - taxes). We follow a policy of recognizing revenue at a single point in time when we satisfy our performance obligation by transferring control over a product to a customer. Control transfer typically occurs when goods are shipped from our facilities or at other predetermined control transfer points (for instance, destination terms). Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of revenues. Accordingly, amounts billed to customers for such costs are included as a component of revenues.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk.
Commodities Risk & Risk Management. To reduce the price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight or options futures contract) on a regulated commodity futures exchange, the Chicago Board of Trade. While hedging activities reduce the risk of loss from changing market prices, such activities also limit the gain potential which otherwise could result from these significant fluctuations in market prices. Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time. Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions. Our management does not anticipate that hedging activities will have a significant impact on our future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a cash contract.
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
As of December 31, 2018, we had $665,222 in fixed rate debt and $40 million of variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $400,000 per year.
Item 8. Financial Statements and Supplementary Data.
Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2018, 2017 and 2016.
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
Management’s Report on Internal Control over Financial Reprting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2018, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment using those criteria, management concluded that, as of December 31, 2018, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.

This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Item 9B. Other Information.
None.
PART III
Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a Definitive Proxy Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2018).
Part IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(a)(1)    Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2018. The financial statements appear on page F-2 of this Report.
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

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended and restated
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate
10.1	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002
10.2	Railroad Car Lease Agreements with Wells Fargo Rail Corporation, dated November 10, 2003 and November 25, 2003 (2)

Exhibit Number	Description
10.3	Security Agreement with CoBank dated June 17, 2004
10.4	Credit Agreement with CoBank dated December 28, 2016
10.5	Amendment to Credit Agreement with CoBank dated March 28, 2017
10.6	Amendment to Credit Agreement with CoBank dated February 27, 2018
10.7	Monitored Revolving Credit Supplement dated December 28, 2016
10.8	Amended and Restated Monitored Revolving Credit Supplement dated September 20, 2017
10.9	Amended and Restated Monitored Revolving Credit Supplement dated February 27, 2018
10.10	Amended and Restated Revolving Credit Promissory Note dated November 23, 2018
10.11	Monitored Revolving Term Loan Supplement dated December 28, 2016
10.12	Amended and Restated Revolving Term Promissory Note dated March 28, 2017
10.13	Thomas Kersting Employment Agreement dated March 21, 2017
10.14	Mark Hyde Employment Agreement dated March 21, 2017
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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
(2) Assigned by General Electric Railcar Services Corporation to Wells Fargo Rail Corporation on August 1, 2016.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	March 20, 2019	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 20, 2019		/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 20, 2019	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 20, 2019	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	March 20, 2019	By	/s/ Ronald Anderson
Ronald Anderson, Manager

Dated:	March 20, 2019	By	/s/ Mark Brown
Mark Brown, Manager

Dated:	March 20, 2019	By	/s/ Wayne Enger
Wayne Enger, Manager

Dated:	March 20, 2019	By	/s/ Gary Goplen
Gary Goplen, Manager

Dated:	March 20, 2019	By	/s/ Jeffrey Hanson
Jeffrey Hanson, Manager

Dated:	March 20, 2019	By	/s/ Kent Howell
Kent Howell, Manager

Dated:	March 20, 2019	By	/s/ Jonathan Kleinjan
Jonathan Kleinjan

Dated:	March 20, 2019	By	/s/ Gary Kruggel
Gary Kruggel, Manager

Dated:	March 20, 2019	By	/s/ Robert Nelsen
Robert Nelsen, Manager

Dated:	March 20, 2019	By	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Dated:	March 20, 2019	By	/s/ Michael Reiner
Michael Reiner, Manager

Dated:	March 20, 2019	By	/s/ Doyle Renaas
Doyle Renaas, Manager

Dated:	March 20, 2019	By	/s/ Adam Schindler
Adam Schindler, Manager

Dated:	March 20, 2019	By	/s/ Ned Skinner
Ned Skinner, Manager

Dated:	March 20, 2019	By	/s/ Craig Weber
Craig Weber, Manager

South Dakota Soybean Processors, LLC

Financial Statements

December 31, 2018, 2017, and 2016

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of South Dakota Soybean Processors, LLC (the Company) as of December 31, 2018 and 2017, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2018, 2017, and 2016, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018, 2017 and 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP

We have served as South Dakota Soybean Processors, LLC’s auditor since 2008.

Denver, Colorado
March 19, 2019

South Dakota Soybean Processors, LLC
Balance Sheets
December 31, 2018 and 2017
___________________________________________________________________________________________________________________

	2018	2017
Assets
Current assets
Cash and cash equivalents	$7,197,082	$683,523
Trade accounts receivable	20,550,438	19,800,646
Inventories	36,716,014	37,966,087
Margin deposits	2,350,852	4,377,752
Prepaid expenses	1,492,163	1,578,927
Total current assets	68,306,549	64,406,935

Property and equipment	110,314,779	103,325,413
Less accumulated depreciation	(51,246,765)	(47,794,105)
Total property and equipment, net	59,068,014	55,531,308

Other assets
Investments in related parties	8,009,315	1,750,513
Investments in cooperatives	1,552,022	1,527,891
Total other assets	9,561,337	3,278,404

Total assets	$136,935,900	$123,216,647

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$3,893,179	$4,494,963
Current maturities of long-term debt	61,964	60,749
Accounts payable	2,325,404	1,932,758
Accrued commodity purchases	35,384,390	37,642,811
Accrued expenses	3,541,696	2,166,849
Accrued interest	166,608	178,831
Deferred liabilities - current	792,384	2,261,662
Total current liabilities	46,165,625	48,738,623

Long-term debt, net of current maturities and unamortized debt issuance costs	593,027	5,102,818

Commitments and contingencies (Notes 8, 9, 11, 16 & 18)

Members' equity Class A Units, no par value, 30,419,000 units issued and outstanding	90,177,248	69,375,206

Total liabilities and members' equity	$136,935,900	$123,216,647

 The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Statements of Operations
For the Years Ended December 31, 2018, 2017, and 2016
___________________________________________________________________________________________________________________

	2018	2017	2016

Net revenues	$391,436,374	$375,256,342	$377,931,693

Cost of revenues:
Cost of product sold	298,969,468	305,916,591	304,374,614
Production	27,040,845	24,448,686	24,208,809
Freight and rail	36,157,789	33,101,043	34,554,001
Brokerage fees	669,768	667,413	692,185
Total cost of revenues	362,837,870	364,133,733	363,829,609

Gross profit	28,598,504	11,122,609	14,102,084

Operating expenses:
Administration	3,834,845	3,211,255	3,441,446
Operating income	24,763,659	7,911,354	10,660,638

Other income (expense):
Interest expense	(1,127,326)	(704,601)	(413,863)
Other non-operating income (expense)	2,096,714	(930,945)	1,479,226
Patronage dividend income	146,258	493,201	860,846
Total other income (expense)	1,115,646	(1,142,345)	1,926,209

Income before income taxes	25,879,305	6,769,009	12,586,847

Income tax (expense), net	(1,960)	(1,941)	6,209

Net income	$25,877,345	$6,767,068	$12,593,056

Basic and diluted earnings (loss) per capital unit:	$0.85	$0.22	$0.41

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Statements of Changes in Members’ Equity
For the Years Ended December 31, 2018, 2017, and 2016
___________________________________________________________________________________________________________________

	Class A Units
	Units	Amount

Balances, January 1, 2016	30,419,000	$74,508,352

Net income	—	12,593,056

Distribution to members	—	(15,048,481)

Balances, December 31, 2016	30,419,000	72,052,927

Net income	—	6,767,068

Distribution to members	—	(9,444,789)

Balances, December 31, 2017	30,419,000	69,375,206

Net income	—	25,877,345

Distributions to members	—	(5,075,303)

Balances, December 31, 2018	30,419,000	$90,177,248

The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Statements of Cash Flows
For the Years Ended December 31, 2018, 2017, and 2016
___________________________________________________________________________________________________________________

	2018	2017	2016
Operating activities
Net income	$25,877,345	$6,767,068	$12,593,056
Charges and credits to net income not affecting cash:
Depreciation and amortization	4,167,715	3,624,962	3,234,787
Loss on sale of investments in cooperatives	—	1,451,728	—
(Gain) loss on sales of property and equipment	(246,206)	8,527	(126,387)
Loss on equity method investment	61,198	411,050	—
Non-cash patronage dividends and interest income	(24,131)	(168,379)	(6,225)
Change in current operating assets and liabilities	641,516	(4,697,776)	2,452,113
Net cash from operating activities	30,477,437	7,397,180	18,147,344

Investing activities
Proceeds from investments in cooperatives	—	3,258,430	—
Purchase of investments	(6,320,000)	—	—
Purchase of convertible notes receivable	—	—	(2,000,000)
Proceeds from sales of property and equipment	580,570	84,188	131,400
Purchase of property and equipment	(8,026,131)	(14,494,447)	(7,065,332)
Net cash (used for) investing activities	(13,765,561)	(11,151,829)	(8,933,932)

Financing activities
Change in excess of outstanding checks over bank balances	(601,784)	(2,148,263)	(842,681)
Distributions to members	(5,075,303)	(9,444,789)	(15,048,481)
Payments for debt issue costs	(10,500)	(14,000)	—
Proceeds from long-term debt	66,979,124	132,599,815	87,096,560
Principal payments on long-term debt	(71,489,854)	(128,209,239)	(87,156,624)
Net cash (used for) financing activities	(10,198,317)	(7,216,476)	(15,951,226)

Net change in cash and cash equivalents	6,513,559	(10,971,125)	(6,737,814)

Cash and cash equivalents, beginning of year	683,523	11,654,648	18,392,462

Cash and cash equivalents, end of year	$7,197,082	$683,523	$11,654,648

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$1,139,549	$727,235	$437,671

Income taxes	$(21,617)	$46,461	$42,261

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
Inventories
Finished goods (soybean meal, oil, refined oil, and hulls) and raw materials (soybeans) are valued at net realizable value. This accounting policy is in accordance with the guidelines described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 905, Agriculture (formerly AICPA Statement of Position No. 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives). Supplies and other inventories are stated at net realizable value.
Investments
Investments in cooperatives are carried at cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.
The Company accounts for its investments in related parties using two different methods based on specific facts and circumstances surrounding the Company's involvement in each. Prairie AquaTech, LLC is an incubator entity which is engaged in the research and development of high protein feed ingredients derived from agricultural products like soybeans. The Company uses the equity method for its investment in Prairie AquaTech, LLC due to the Company's ability to influence management decisions of Prairie AquaTech, LLC, due to its Board position on the Entity's Board of Managers. Under the equity method, the initial investment is recorded at cost and is adjusted at each reporting period to recognize the Company's share of earnings and losses of the entity.
In 2018, the Company made additional investments in a new investment entity, Prairie AquaTech Investments, LLC, which in essence acts as a holding company to Prairie AquaTech, LLC and a new operating entity, Prairie AquaTech Manufacturing, LLC. The Company does not hold any board positions or have any ability to influence operational decisions in the Investments or Manufacturing entities; therefore, the Company uses the cost method for its investments in Prairie AquaTech Investments, LLC and Prairie AquaTech Manufacturing, LLC. Under the cost method, the investments are recorded at cost and dividends are treated as income when received. In addition, the investments are subject to evaluation for impairment similar to other long-lived assets.
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

Building and improvements	10-39 years
Equipment and furnishings	3-15 years
Railcars	50 years

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
The Company principally generates revenue from merchandising and transporting manufactured agricultural products used as ingredients in food, feed, energy and industrial products. Revenue is measured based on the consideration specified in the contract with a customer, and excludes any amounts collected on behalf of third parties (e.g. - taxes). The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product to a customer. Control transfer typically occurs when goods are shipped from our facilities or at other predetermined control transfer points (for instance, destination terms). Shipping and handling costs related to contracts with customers for sale of goods are accounted for as a fulfillment activity and are included in cost of revenues. Accordingly, amounts billed to customers for such costs are included as a component of revenues.
The following table presents a disaggregation of revenue from contracts with customers for the years ended December 31, 2018, 2017, and 2016, by product type:

	2018	2017	2016

Soybean meal and hulls	$257,440,362	$228,685,518	$230,628,325
Soybean oil and oil byproducts	133,996,012	146,570,824	147,303,368

Totals	$391,436,374	$375,256,342	$377,931,693
Freight
The Company presents all amounts billed to the customer for freight as a component of net revenue. Costs incurred for freight are reported as a component of cost of revenue.
Advertising costs
Advertising and promotion costs are expensed as incurred. The Company incurred $55,000, $57,000, and $40,000, of advertising costs in the years ended December 31, 2018, 2017, and 2016, respectively.

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
The Company uses interest rate swaps, caps and floors offered through regulated commodity exchanges. The Company is exposed to risk of loss resulting from potential increases in interest rates on their variable rate debt. To reduce that risk, the Company has purchased interest rate swaps, caps and floors. Unrealized gains and losses on interest rate swaps, caps and floors are reflected in current earnings immediately.
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
The Company has evaluated the provisions of FASB ASC 740-10 for uncertain tax positions. As of December 31, 2018 and 2017, the unrecognized tax benefit accrual was zero.
The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.
As of December 31, 2018, the book value of the Company’s net assets exceeds the tax basis of those assets by approximately $20.9 million.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2015.  We currently have no tax years under examination.
Recent accounting pronouncements
FASB issued ASU No. 2016-02 (Leases). The amendments in this ASU revise the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. The amendments in this ASU are effective for annual reporting periods beginning on January 1, 2019 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. While early adoption is permitted, the Company does not plan to adopt the standard until the interim period

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

ended March 31, 2019. The Company expects right-of-use assets, current liabilities, and long-term liabilities to increase approximately $7.7 million, $2.7 million, and $5.0 million, respectively, upon adoption of this new standard.
FASB issued ASU No. 2017-12 (Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities). The ASU is intended to improve and simplify accounting rules around hedge accounting. The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts. The standard update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the potential impact of adopting this update.
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
The following table presents the aging analysis of trade receivables as of December 31, 2018 and 2017:

	2018	2017
Past due:
Less than 30 days past due	$5,362,970	$4,461,039
30-59 days past due	387,670	240,280
60-89 days past due	101,687	15,061
Greater than 90 days past due	84	25,715
Total past due	5,852,411	4,742,095
Current	14,698,027	15,058,551
Totals	$20,550,438	$19,800,646
The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of December 31, 2018, 2017, and 2016:

	2018	2017	2016
Balances, beginning of year	$—	$—	$495,000
Amounts charged (credited) to costs and expenses	42,909	—	322,065
Additions (deductions)	(42,909)	—	(817,065)
Balances, end of year	$—	$—	$—
In general cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
Note 3 - Inventories
 The Company’s inventories consist of the following as of December 31:

	2018	2017
Finished goods	$21,283,354	$21,273,635
Raw materials	15,206,526	16,218,387
Supplies & miscellaneous	226,134	474,065
Totals	$36,716,014	$37,966,087

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
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
Note 4 - Margin Deposits
The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2018, the Company’s futures contracts all mature within 12 months.
Note 5 - Investment in Related Parties
In 2016, the Company purchased convertible promissory notes from Prairie AquaTech, LLC with face amounts totaling $2.0 million. In 2017, the Company converted these notes, along with $161,563 of accrued interest, into 142,489 Series A Units in Prairie AquaTech, LLC. The units are approximately 8.9% of Prairie AquaTech, LLC's issued and outstanding equity securities.
The Company accounts for the investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to exercise significant influence based on its board position. The Company recognized losses of $61,198, $411,050, and $0 in 2018, 2017, and 2016, respectively, which is included in other non-operating income (expense).
On February 20, 2018, the Company invested $5.0 million in Prairie AquaTech Investments, LLC, which is approximately 10.9% of Prairie AquaTech Investments, LLC's issued and outstanding equity securities. A substantial portion of this investment will be subsequently invested in Prairie AquaTech Manufacturing, LLC, a company formed to construct and operate the manufacturing facility that plans to produce and sell a high protein feed ingredient derived from agricultural products such as soybeans. In addition, the Company contributed various construction and management services in exchange for a 3.3% equity interest in Prairie AquaTech Manufacturing, LLC. The remaining portion of the $5.0 million investment in Prairie AquaTech Investments, LLC was made in Prairie AquaTech, LLC, in which the Company previously invested directly in 2016.
On April 3, 2018, the Company entered into two agreements with Prairie AquaTech Manufacturing, LLC to perform various management services and to serve as the owner's representative during the construction of its new manufacturing facility adjacent to the Company's plant in Volga, South Dakota. The Company received a total of $1.72 million in compensation for those services of which $400,000 was received in cash and $1.32 million in preferred equity units. The equity units represent approximately 4.1% of Prairie AquaTech Manufacturing, LLC's issued and outstanding equity securities.
The Company accounts for the investments in Prairie AquaTech Investments, LLC and Prairie AquaTech Manufacturing, LLC using the cost method. In the construction phase of the facility, the Company is acting as the Owner’s representative and providing various construction and management services. However, once the facility is operational in fiscal year 2019, the Company will not be able to exercise significant influence or control over any aspect of operations. Under the cost method, the investments are recorded at cost and the Company will record any dividends as income when received.
The results of operations and financial position of the Company's equity method investment in Prairie AquaTech, LLC as of December 31, 2018 and 2017 and for the years then ended are summarized below (unaudited):

	2018	2017
Revenues	$4,284,288	$772,915
Expenses	(4,828,039)	(3,970,306)
Other income (expense)	(147,403)	(159,255)
Net income (loss)	$(691,154)	$(3,356,646)

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

	2018	2017
Assets	$7,264,092	$3,981,214
Liabilities	610,789	5,527,285
Equity	6,653,303	(1,546,071)
Note 6 - Investments in Cooperatives
The Company’s investments in cooperatives consist of the following at December 31:

	2018	2017

CoBank	$1,552,022	$1,527,891
During 2017, the Company sold its shares in Minnesota Soybean Processors for $3,258,180 resulting in a loss of $1,451,978.
Note 7 - Property and Equipment
The following is a summary of property and equipment at December 31:

	2018			2017
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$543,816
Land improvements	2,043,236	(487,053)	1,556,183	1,397,248
Buildings and improvements	21,526,900	(8,938,236)	12,588,664	11,567,045
Machinery and equipment	79,238,692	(40,724,896)	38,513,796	36,911,234
Railroad cars	1,238,508	(6,193)	1,232,315	—
Company vehicles	123,716	(107,409)	16,307	34,137
Furniture and fixtures	1,526,779	(982,978)	543,801	567,257
Construction in progress	4,100,622	—	4,100,622	4,510,571
Totals	$110,314,779	$(51,246,765)	$59,068,014	$55,531,308
Depreciation of property and equipment amounts to $4,155,061, $3,621,564, and $3,230,255 for the years ended December 31, 2018, 2017, and 2016, respectively.
Note 8 - Notes Payable - Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires October 1, 2019. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company may borrow up to $20 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (4.71% at December 31, 2018).The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at December 31, 2018 and 2017. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $20,000,000 as of December 31, 2018.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 9 - Long-Term Debt

	2018	2017
Revolving term loan from CoBank, interest at variable rates (4.96% and 4.02% at December 31, 2018 and 2017, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$—	$4,449,981
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	665,222	725,970
Total debt before current maturities and debt issuance costs	665,222	5,175,951
Less current maturities	(61,964)	(60,749)
Less debt issuance costs, net of amortization of $3,769 and $1,615 as of December 31, 2018 and 2017, respectively	(10,231)	(12,384)

Totals	$593,027	$5,102,818
The Company entered into an agreement as of March 28, 2017 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $24,000,000 on the revolving term loan with a variable effective interest rate of 4.96%. The available commitment decreases in scheduled periodic increments of $2,000,000 every six months starting March 20, 2018 until maturity on September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $14,000 paid by the Company on this amendment will be amortized over the term of the loan. The principal balance outstanding on the revolving term loan was $0 and $4,449,981 as of December 31, 2018 and 2017, respectively. The remaining commitments available to borrow on the revolving term loan are $20.0 million as of December 31, 2018.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2018.
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
The following are minimum principal payments on long-term debt obligations for the years ended December 31:

2019	$61,964
2020	603,258
Total	$665,222
Note 10 - Employee Benefit Plans
The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of an employee's contributed earnings. The amounts charged to expense under this plan were approximately $210,000, $163,000, and $157,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
The Company's Board of Managers approved payment of a profit-based incentive bonus to be awarded to eligible employees following the close of each fiscal year. The Board has allocated approximately 4.6% of profits over $2 million to fund this benefit. Individual amounts are based upon criteria determined by a formula that considers current pay, level of responsibility, and impact on profits of each position. The amounts charged to expense under this incentive

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

were approximately $1,161,000, $291,000, and $473,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
Note 11 - Commitments
The Company has operating leases for 249 rail cars from Wells Fargo Rail. The leases require monthly payments of $100,778. The Company also leases 137 rail cars from Trinity Capital. These leases require monthly payments of $75,840. The Company also leases 64 rail cars from Midwest Railcar Leasing. This lease requires monthly payments of $27,200. The Company also leases 15 rail cars from GATX Corporation. This lease requires monthly payments of $4,500. The Company also leases 30 rail cars from American Railcar Leasing, Inc. This lease requires monthly payments of $30,780. The Company also leases 10 rail cars from The Andersons Railcar Leasing Company, LLC. This lease requires monthly payments of $5,000. The leases began between 2000 and 2018 and have terms ranging from 3-18 years. Lease expense for all rail cars was $3,132,935, $3,310,326, and $3,112,577 for the years ended December 31, 2018, 2017, and 2016, respectively.
The Company also has a number of other operating leases for machinery and equipment. Rental expense under these other operating leases was $58,954, $46,771, and $101,755 for the years ended December 31, 2018, 2017, and 2016, respectively.
The following is a schedule of future minimum payments required under these operating commitments.

	Rail Cars	Other	Total
Year ended December 31:
2019	$2,877,000	$25,000	$2,902,000
2020	2,664,000	22,000	2,686,000
2021	1,780,000	18,000	1,798,000
2022	911,000	18,000	929,000
2023	30,000	16,000	46,000
Thereafter	—	13,000	13,000
Totals	$8,262,000	$112,000	$8,374,000
As of December 31, 2018, the Company had unpaid commitments of approximately $756,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2019.
Note 12 - Cash Flow Information
The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2018	2017	2016
(Increase) decrease in assets:
Trade accounts receivable	$(749,792)	$551,935	$1,044,158
Inventories	1,250,073	(5,572,666)	(5,564,225)
Margin account deposit	2,026,900	(1,976,860)	5,066,517
Prepaid expenses	86,764	(122,285)	219,934
	2,613,945	(7,119,876)	766,384

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

	2018	2017	2016
Increase (decrease) in liabilities:
Accounts payable	392,646	475,956	(14,565)
Accrued commodity purchases	(2,258,421)	1,954,659	628,510
Accrued expenses and interest	1,362,624	(236,732)	(423,386)
Deferred liabilities	(1,469,278)	228,217	1,495,170
	(1,972,429)	2,422,100	1,685,729

Totals	$641,516	$(4,697,776)	$2,452,113
Note 13 - Derivative Instruments and Hedging Activities
In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange and interest rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts and interest rate swaps, caps and floors. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded on the Company’s balance sheets at fair value as discussed in Note 14, Fair Value.
As of December 31, 2018 and 2017, the value of the Company’s open futures, options and forward contracts was approximately $802,770 and $(1,545,926), respectively.

		Amounts As of December 31, 2018
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,696,540	$2,722,830
Foreign exchange contracts	Current Assets	129,258	100,730
Interest rate caps and floors	Current Liabilities	—	199,468
Totals		$3,825,798	$3,023,028

		Amounts As of December 31, 2017
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$4,141,464	$5,728,129
Foreign exchange contracts	Current Assets	90,184	45,792
Interest rate swaps	Current Liabilities	—	3,653
Totals		$4,231,648	$5,777,574
During the years ended December 31, 2018, 2017, and 2016, net realized and unrealized gains (losses) on derivative transactions were recognized in the statements of operations as follows:

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

	Net Gain (Loss) Recognized on Derivative Activities for the Year Ending December 31:
	2018	2017	2016
Derivatives not designated as hedging instruments:
Commodity contracts	$8,594,290	$5,302,090	$5,269,485
Foreign exchange contracts	(29,269)	109,211	45,517
Interest rate swaps	105,155	(1,323)	—
Totals	$8,670,176	$5,409,978	$5,315,002
The Company recorded gains (losses) of $8,670,176, $5,409,978, and $5,315,002 in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2018, 2017, and 2016, respectively.
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

The following tables set forth financial assets and liabilities measured at fair value in the balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2018 and 2017:

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$973,710	$35,338,531	$—	$36,312,241
Margin deposits	$2,350,852	$—	$—	$2,350,852

	Fair Value as of December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial Assets:
Inventory	$(1,586,664)	$38,956,476	$—	$37,369,812
Margin deposits	$4,377,752	$—	$—	$4,377,752
In accordance with ASC 825, Financial Instruments, the Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area. This market adjustment caused a negative balance in the Level 1 inventory amount as of December 31, 2017.
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
The Company has patronage investments in other cooperatives and common and preferred stock holdings in privately held entities. There is no market for their patronage credits or the entity’s common and preferred holdings, and it is impracticable to estimate the fair value of the Company’s investments. These investments are carried on the balance sheet at original cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.
Note 15 - Related Party Transactions
The Company sold soybean meal to Prairie AquaTech, LLC totaling $314,420, $138,442, and $32,194 during the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018 and 2017, Prairie AquaTech, LLC owed the Company $18,540 and $23,004, respectively.
On May 15, 2018, the Company sold to Prairie AquaTech Manufacturing, LLC approximately 8 acres of land adjacent to the Company's facility in Volga, South Dakota, for $300,000. The land will be used for the construction and operation of a manufacturing facility.
Note 16 - Business Credit Risk and Concentrations
The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables were $20,521,900 and $19,756,254 at December 31, 2018 and 2017, respectively.
Soybean meal sales accounted for approximately 64%, 59%, and 59% of total revenues for the years ended December 31, 2018, 2017, and 2016, respectively. Soybean oil sales represented approximately 33%, 38%, and 38% of total revenues for the years ended December 31, 2018, 2017, and 2016, respectively.
Net revenue by geographic area for the years ended December 31, 2018, 2017, and 2016 are as follows:

	2018	2017	2016
United States	$306,146,072	$300,376,967	$307,744,743
Canada	85,290,302	74,879,375	70,186,950
Totals	$391,436,374	$375,256,342	$377,931,693
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
On February 6, 2018, the Company's Board of Managers approved a cash distribution of approximately $5.1 million, or 16.7 cents per capital unit. The distribution was paid in accordance with the Company's operating agreement and distribution policy on February 9, 2018.

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
On November 5, 2015, an accident occurred at our facility in Volga, South Dakota, which resulted in the death of an outside contractor. The contractor was in the process of installing a catwalk in the vicinity of an oil storage tank at the time. No other injuries were reported, and property damage from the accident was limited to the tank and surrounding piping. The U.S. Occupational Safety and Health Administration ("OSHA") initiated an investigation into the incident and later cited the Company for six violations along with assessing a fine of $22,565. On April 21, 2017, the Company was named as a defendant in a lawsuit filed in the U.S. District Court for the District of South Dakota. The plaintiffs, the heirs of the deceased contractor, alleged that the Company did not exercise ordinary care and awareness at the time of the accident, thus resulting in the contractor's death. On April 23, 2018, the Company entered into a settlement agreement with the plaintiffs. All monetary damages of the settlement were paid by and through the Company's general liability and umbrella insurance policies.
Note 19 - Subsequent Events
Except for the event listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.
On February 5, 2019, the Company’s Board of Managers declared a cash distribution to its members of approximately $15.2 million. The distribution was issued and paid to members on February 7, 2019 in accordance with the Company's operating agreement and distribution policy.