Form 10-Q
period 2019-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2019-05-10
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 9, 2019, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
March 31, 2019 and 2018

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$619,790	$7,197,082
Trade accounts receivable	20,542,620	20,550,438
Inventories	51,933,135	36,716,014
Margin deposits	1,493,593	2,350,852
Prepaid expenses	1,890,134	1,492,163
Total current assets	76,479,272	68,306,549

Property and equipment	111,613,660	110,314,779
Less accumulated depreciation	(52,257,354)	(51,246,765)
Total property and equipment, net	59,356,306	59,068,014

Other assets
Investments in related parties	7,913,087	8,009,315
Investments in cooperatives	1,562,098	1,552,022
Right-of-use lease asset, net	7,246,916	7,918,283
Total other assets	16,722,101	17,479,620

Total assets	$152,557,679	$144,854,183
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	March 31, 2019	December 31, 2018
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$8,427,973	$3,893,179
Current maturities of long-term debt	4,061,964	61,964
Note payable - seasonal loan	10,541,986	—
Current operating lease liabilities	2,737,560	2,714,928
Accounts payable	1,193,704	2,325,404
Accrued commodity purchases	22,688,687	35,384,390
Accrued expenses	2,689,535	3,697,631
Accrued interest	113,227	10,673
Deferred liabilities - current	1,282,496	792,384
Total current liabilities	53,737,132	48,880,553

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	14,593,566	593,027
Long-term operating lease liabilities	4,509,356	5,203,355
Total long-term liabilities	19,102,922	5,796,382

Commitments and contingencies (Notes 6, 7, 8, and 13)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at March 31, 2019 and December 31, 2018	79,717,625	90,177,248

Total liabilities and members' equity	$152,557,679	$144,854,183

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2019 and 2018

	2019	2018

Net revenues	$91,966,807	$98,626,927

Cost of revenues:
Cost of product sold	71,348,550	83,473,505
Production	6,872,980	6,216,812
Freight and rail	8,115,927	9,213,398
Brokerage fees	169,936	168,356
Total cost of revenues	86,507,393	99,072,071

Gross profit (loss)	5,459,414	(445,144)

Operating expenses:
Administration	1,005,201	968,345

Operating income (loss)	4,454,213	(1,413,489)

Other income (expense):
Interest expense	(192,559)	(262,972)
Other non-operating income	319,367	25,659
Patronage dividend income	169,456	96,523
Total other income (expense)	296,264	(140,790)

Income (loss) before income taxes	4,750,477	(1,554,279)

Income tax benefit (expense)	(600)	(1,960)

Net income (loss)	$4,749,877	$(1,556,239)

Basic and diluted earnings (loss) per capital unit	$0.16	$(0.05)

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Three Months Ended March 31, 2019 and 2018

	Class A Units
	Units	Amount

Balances, December 31, 2017	30,419,000	$69,375,206
Net loss	—	(1,556,239)
Distribution to members	—	(5,075,303)
Balances, March 31, 2018	30,419,000	$62,743,664

Balances, December 31, 2018	30,419,000	$90,177,248
Net income	—	4,749,877
Distribution to members	—	(15,209,500)
Balances, March 31, 2019	30,419,000	$79,717,625
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2019 and 2018

	2019	2018
Operating activities
Net income (loss)	$4,749,877	$(1,556,239)
Charges and credits to net income not affecting cash:
Depreciation and amortization	1,067,591	986,169
Gain on sales of property and equipment	(6,687)	—
Loss on equity method investment	96,228	128,220
Non-cash patronage dividends	(42,364)	(24,131)
Change in current assets and liabilities	(28,992,848)	(22,333,253)
Net cash provided by (used for) operating activities	(23,128,203)	(22,799,234)

Investing activities
Purchase of investments	—	(5,000,000)
Retirement of patronage dividends	32,288	—
Proceeds from sales of property and equipment	64,800	—
Purchase of property and equipment	(1,413,457)	(888,806)
Net cash provided by (used for) investing activities	(1,316,369)	(5,888,806)

Financing activities
Change in excess of outstanding checks over bank balances	4,534,794	(2,208,694)
Net proceeds (payments) from seasonal borrowings	10,541,986	18,358,687
Distributions to members	(15,209,500)	(5,075,303)
Payments for debt issue costs	—	(10,500)
Proceeds from long-term debt	33,507,717	30,269,888
Principal payments on long-term debt	(15,507,717)	(12,719,869)
Net cash provided by (used for) financing activities	17,867,280	28,614,209

Net change in cash and cash equivalents	(6,577,292)	(73,831)

Cash and cash equivalents, beginning of period	7,197,082	683,523

Cash and cash equivalents, end of period	$619,790	$609,692

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$90,005	$140,364

Income taxes	$—	$—

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
In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The balance sheet data as of December 31, 2018 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2019.
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
Revenue
The Company accounts for all of its revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers.
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
Payments received in advance to the transfer of goods are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $849,911 and $15,042 as of March 31, 2019 and December 31, 2018, respectively.
The following table presents a disaggregation of revenue from contracts with customers for the three month periods ended March 31, 2019 and 2018, by product type:

	2019	2018

Soybean meal and hulls	$59,662,803	$63,420,843
Soybean oil and oil byproducts	32,304,004	35,206,084

Totals	$91,966,807	$98,626,927

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Recent accounting pronouncements
Effective January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02 (Leases). The standard requires companies to recognize operating lease assets and liabilities on the balance sheet and disclose key information regarding leasing arrangements. The Company has elected the package of practical expedients permitted in ASC Topic 842. Accordingly, the Company accounted for all its leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain leases under Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments, if any, would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2018 (the beginning of the earliest period presented): (a) a lease liability of $10.3 million, which represents the present value of the remaining lease payments of $11,000,000, discounted using the Company's incremental borrowing rate at the time of adoption of the respective leases, and (b) a right-to-use asset of $10.3 million, which represents the total lease liability adjusted for any unamortized initial direct costs. The Company also elected not to recognize and measure any short-term lease, which is a lease that, at the commencement date, has a term of 12 months or less and does not contain an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
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
The following table presents the aging analysis of trade receivables as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Past due:
Less than 30 days past due	$6,135,356	$5,362,970
30-60 days past due	246,882	387,670
60-90 days past due	12,340	101,687
Greater than 90 days past due	5,385	84
Total past due	6,399,963	5,852,411
Current	14,142,657	14,698,027

Totals	$20,542,620	$20,550,438
The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	—	—
Additions (deductions)	—	—

Balances, end of period	$—	$—
In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 3 -           Inventories
The Company’s inventories consist of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Finished goods	$25,148,521	$21,283,354
Raw materials	26,578,516	15,206,526
Supplies & miscellaneous	206,098	226,134

Totals	$51,933,135	$36,716,014
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at net realizable value.
Note 4 -         Investments in Related Parties
The Company accounts for its investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to exercise significant influence based on its board position. The Company recognized losses of $96,228 and $128,220 during the three months ended March 31, 2019 and 2018, respectively, which is included in other non-operating income (expense).
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
The results of operations and financial position of the Company's equity method investment in Prairie AquaTech, LLC as of March 31, 2019 and December 31, 2018 and for the three-month periods ended March 31, 2019 and 2018 are summarized below.

	2019	2018
Condensed income statement information:
Revenues	$31,780	$133,027
Expenses	(1,129,382)	(296,935)
Other income (expense)	10,828	(214,470)
Net income (loss)	$(1,086,774)	$(378,378)

	March 31, 2019	December 31, 2018
Condensed balance sheet information:
Assets	$6,227,178	$7,264,092
Liabilities	672,496	610,789
Equity	5,554,682	6,653,303

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 5 -         Property and Equipment
The following is a summary of the Company's property and equipment at March 31, 2019 and December 31, 2018:

	2019			2018
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,043,236	(518,454)	1,524,782	1,556,183
Buildings and improvements	21,526,900	(9,074,000)	12,452,900	12,588,664
Machinery and equipment	79,237,946	(41,547,744)	37,690,202	38,513,796
Railroad cars	1,238,508	(12,385)	1,226,123	1,232,315
Company vehicles	146,754	(97,809)	48,945	16,307
Furniture and fixtures	1,526,779	(1,006,962)	519,817	543,801
Construction in progress	5,377,211	—	5,377,211	4,100,622

Totals	$111,613,660	$(52,257,354)	$59,356,306	$59,068,014
Depreciation of property and equipment was $1,067,052 and $984,130 for the three months ended March 31, 2019 and 2018, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires October 1, 2019. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company may borrow up to $20 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (4.69% at March 31, 2019). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $10,541,986 and $0 at March 31, 2019 and December 31, 2018, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $9.5 million as of March 31, 2019.
Note 7 -         Long-Term Debt
The following is a summary of the Company's long-term debt at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Revolving term loan from CoBank, interest at variable rates (4.94% and 4.96% at March 31, 2019 and December 31, 2018, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$18,000,000	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	665,222	665,222
Total debt before debt issuance costs	18,665,222	665,222
Less current maturities	(4,061,964)	(61,964)
Less debt issuance costs, net of amortization of $4,308 and $3,769 as of March 31, 2019 and December 31, 2018, respectively	(9,692)	(10,231)

Total long-term debt	$14,593,566	$593,027
The Company entered into an agreement as of March 28, 2017 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $24,000,000 on the revolving term loan with a variable

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

effective interest rate of 4.94%. The available commitment decreases in scheduled periodic increments of $2,000,000 every six months starting March 20, 2018 until maturity on September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $14,000 paid by the Company on this amendment will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was $18,000,000 and $0 as of March 31, 2019 and December 31, 2018, respectively. There were no remaining commitments available to borrow on the revolving term loan as of March 31, 2019.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2019.
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
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended March 31:

2020	$4,061,964
2021	4,603,258
2022	4,000,000
2023	4,000,000
2024	2,000,000

Total	$18,665,222
Note 8 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $779,119 and $794,317 for the three months ended March 31, 2019 and 2018, respectively.
The following is a schedule of the Company's operating leases for railcars as of March 31, 2019:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

Wells Fargo Rail	112	8/1/2017	7/31/2022	$52,557
Wells Fargo Rail	107	1/1/2018	12/31/2022	35,845
Wells Fargo Rail	7	1/1/2004	12/31/2021	2,926
Wells Fargo Rail	15	1/1/2004	12/31/2021	5,850
Wells Fargo Rail	8	1/1/2015	12/31/2021	3,600
Trinity Capital	88	8/1/2002	7/31/2020	33,704
Trinity Capital	29	12/1/2015	11/30/2020	28,536
Trinity Capital	20	10/1/2015	9/30/2020	13,600

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment
Midwest Railcar Corporation	64	1/1/2015	12/31/2021	27,200
American Railcar Leasing	30	7/1/2015	6/30/2021	30,780
Andersons Railcar Leasing Co.	10	7/1/2018	6/30/2023	5,000
GATX Corporation	15	7/1/2017	6/30/2020	4,500

	505			$244,098
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $2,853. Rental expense under these other operating leases was $7,923 and $7,423 for the three-month periods ended March 31, 2019 and 2018, respectively.
Operating leases are included in right-to-use lease assets, current operating lease liabilities, and long-term lease liabilities on the condensed balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company's secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three-month periods ended March 31, 2019 and 2018 were as follows:

	2019	2018

Cost of revenues - Freight and rail	$779,119	$794,317
Cost of revenues - Production expense	4,919	4,629
Administration expenses	3,004	2,794
Total operating lease costs	$787,042	$801,740
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of March 31, 2019:

	Railcars	Other	Total
Twelve-month periods ended March 31:
2020	$2,876,620	$22,937	$2,899,557
2021	2,423,301	20,641	2,443,942
2022	1,569,349	18,150	1,587,499
2023	645,391	18,150	663,541
2024	15,000	15,069	30,069
Thereafter	—	9,652	9,652
Total lease payments	7,529,661	104,599	7,634,260
Less amount of lease payments representing interest	(375,068)	(12,276)	(387,344)
Total present value of lease payments	$7,154,593	$92,323	$7,246,916

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 9 -        Member Distribution
On February 5, 2019, the Company’s Board of Managers approved a cash distribution of approximately $15.2 million, or 50.0¢ per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 7, 2019.
Note 10 -         Derivative Instruments and Hedging Activities
In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange and interest rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts, and interest rate swaps, caps and floors. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded on the Company’s condensed balance sheets at fair value as discussed in Note 11, Fair Value.
As of March 31, 2019 and December 31, 2018, the value of the Company’s open futures, options and forward contracts was approximately $(82,896) and $802,770, respectively.

		As of March 31, 2019
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$2,931,472	$2,791,590
Foreign exchange contracts	Current Assets	48,421	41,665
Interest rate caps and floors	Current Liabilities	—	229,534

Totals		$2,979,893	$3,062,789

		As of December 31, 2018
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,696,540	$2,722,830
Foreign exchange contracts	Current Assets	129,258	100,730
Interest rate caps and floors	Current Liabilities	—	199,468

Totals		$3,825,798	$3,023,028
During the three-month periods ended March 31, 2019 and 2018, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended March 31,
	2019	2018
Derivatives not designated as hedging instruments:
Commodity contracts	$741,952	$(4,874,472)
Foreign exchange contracts	36,482	(11,385)
Interest rate swaps, caps and floors	(30,066)	148,495

Totals	$748,368	$(4,737,362)

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The Company recorded gains (losses) of $748,368 and $(4,737,362) in cost of revenue related to its commodity derivative instruments for the three-month periods ended March 31, 2019 and 2018, respectively.
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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2019 and December 31, 2018:

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$139,882	$51,383,102	$—	$51,522,984
Margin deposits (deficits)	$1,493,593	$—	$—	$1,493,593

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$973,710	$35,338,531	$—	$36,312,241
Margin deposits	$2,350,852	$—	$—	$2,350,852
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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The Company has patronage investments in other cooperatives and common and preferred stock holdings in privately held entities. There is no market for their patronage credits or the entity’s common and preferred holdings, and it is impracticable to estimate fair value of the Company’s investments. These investments are carried on the balance sheet at original cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.
Note 12 -       Related Party Transactions
During the three months ended March 31, 2019 and 2018, the Company sold soybean products to Prairie AquaTech, LLC totaling $108,057 and $22,606, respectively. As of March 31, 2019 and December 31, 2018, Prairie AquaTech, LLC owed the Company $61,974 and $18,540, respectively.
Note 13 -       Commitments and Contingencies
As of March 31, 2019, the Company had unpaid commitments of approximately $633,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2019.
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
Note 14 -       Subsequent Event
The Company evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2019, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2018. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2018.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
We recorded a net income of $4.7 million during the three-month period ended March 31, 2019, compared to a net loss of $1.6 million during the same period in 2018. The increase in profitability is largely driven by the trade dispute between the U.S.and China, as well as increases in demand for both soybean meal and oil.
The trade disputes between the U.S. and China caused a dramatic improvement in soybean crush margins beginning in May 2018. China's implementation of a 25% tariff on U.S. soybeans effectively halted soybean exports to China, shifting soybean demand to other countries such as Brazil and Argentina. Since China does not buy or import soybean meal or oil, soybean meal and oil prices did not decrease at the same rate as soybeans which helped generate even higher board crush levels.
As a result of strong margins in their respective industries, the supply quantities of hogs and poultry in the U.S. increased in 2019, resulting in increased demand for soybean meal, a major source of protein in animal feed. According to the USDA, hog and pig inventories in the U.S. increased to 74.3 million head in March 2019, compared to 72.7 million at the same time last year, an increase of over 2%. The USDA also reported the average number of chicken egg-layers during March 2019 totaled 404 million, an increase of approximately 3% from prior year, as well as a 1% increase in broiler-type chicks hatched during March 2019.
During this same period, crude soybean oil demand from the bio-fuels industry was unexpectedly strong, while the food grade oil market was solid, experiencing a slow but steady growth. A very good soybean crop harvested last fall, which contributed to downward pressure on soybean prices and provided us access to an ample supply of soybeans at historically low basis levels, also contributed favorably to our success.
Although our first quarter financials were very good, we did experience operational and logistical challenges due to a severe winter and inclement weather conditions. Our rail service was adversely affected, resulting in delays in getting product to our customers and creating shortages of empty railcars at our Volga plant. Weather also caused some operational issues, reducing crush quantities at both facilities and curtailing oil refinery operations at our Volga plant.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2019 and 2018

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	$	% of Revenue	$	% of Revenue
Revenue	$91,966,807	100.0	$98,626,927	100.0
Cost of revenues	(86,507,393)	(94.1)	(99,072,071)	(100.5)
Operating expenses	(1,005,201)	(1.1)	(968,345)	(1.0)
Other income (expense)	296,264	0.3	(140,790)	(0.1)
Income tax benefit (expense)	(600)	—	(1,960)	—

Net income	$4,749,877	5.2	$(1,556,239)	(1.6)
Revenue – Revenue decreased $6.7 million, or 6.8%, for the three-month period ended March 31, 2019, compared to the same period in 2018. The decrease in revenues is primarily due to decreases in the average sales price of soybean meal and soybean oil of 7.1% and 8.5%, respectively. The decreases in average sales price of soybean meal and oil are largely due to increased production of U.S. soybeans during the three-month period ended March 31, 2019, compared to the same period in 2018. With good margins, a record sized soybean crop, and a trade dispute with China, the primary importer of U.S. soybeans, soybean processors in the U.S. operated at full capacity, and in some cases increased capacity, in efforts to maximize margins.
Gross Profit/Loss – Gross profit increased $5.9 million for the three-month period ended March 31, 2019, compared to the same period in 2018. The increase in gross profit is primarily driven by two factors, the effect of a severe drought in Argentina and the effect on the U.S. soybean export market caused by the current trade dispute between the U.S. and China. The drought in Argentina, the country responsible for almost 30% of the world's soybean meal exports, shifted demand for meal to the U.S. and allowed producers like us to benefit from increased export opportunities. The threat and imposition of tariffs by China on U.S. soybeans in 2018 resulted in a decrease in U.S. soybean prices which improved processing margins for our products. While the soybean tariffs from China have been temporarily lifted, the market has not yet fully recovered.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $37,000, or 3.8%, for the three-month period ended March 31, 2019, compared to the same period in 2018. The increase is primarily due to an increase in personnel costs.
Interest Expense – Interest expense decreased $70,000, or 26.8%, during the three months ended March 31, 2019, compared to the same period in 2018. The decrease in interest expense is due primarily to decreased borrowings, resulting from an increase in working capital along with decreases in commodity prices. The average debt level during the three-month period ended March 31, 2019 was approximately $15.1 million, compared to $24.4 million for the same period in 2018. Partially offsetting the decrease in borrowings is an increase in interest rates on our senior debt with CoBank. As of March 31, 2019, the interest rate on our revolving long-term loan was 4.94%, compared to 4.33% as of March 31, 2018.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $367,000 during the three months ended March 31, 2019, compared to the same period in 2018. The increase in other non-operating income is due to increases in compensation for management services and patronage dividend income. In April 2018, we entered into two agreements with Prairie AquaTech Manufacturing, LLC for a total of $1.72 million to perform various management services and to serve as the owner's representative during the construction of its new manufacturing facility adjacent to our plant in Volga, South Dakota. During the three-month period ended March 31, 2019, we recognized income of $345,000 from these two contracts, compared to $0 during the same period in 2018. In addition, patronage allocations from associated cooperatives, including CoBank, totaled $169,000 during the three months ended March 31, 2019, compared to $96,000 during the same period in 2018.

Net Income/Loss – During the three-month period ended March 31, 2019, we generated a net income of $4.7 million, compared to a net loss of $1.6 million for the same period in 2018. The $6.3 million improvement in net income is primarily attributable to increases in gross profit and other non-operating income.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2019, we had working capital, defined as current assets less current liabilities, of approximately $22.7 million, compared to $15.2 million on March 31, 2018. Working capital increased $7.5 million between periods primarily due to an increase in net income since March 31, 2018. Based on our current plans, we believe that we will continue funding our operating and capital needs from operations and revolving lines of credit.
Comparison of the Three Months Ended March 31, 2019 and 2018

	2019	2018
Net cash used for operating activities	$(23,128,203)	$(22,799,234)
Net cash used for investing activities	(1,316,369)	(5,888,806)
Net cash provided by financing activities	17,867,280	28,614,209
Cash Flows Used For Operations
The $0.3 million increase in cash flows used for operating activities is attributed to a $15.2 million increase in inventories during the three-month period ended March 31, 2019, compared to $2.0 million during the same period in 2018. Partially offsetting the increase in inventory is a $6.3 million improvement in net income during the three-month period ended March 31, 2019, compared to the same period in 2018.
Cash Flows Used For Investing Activities
The $4.6 million decrease in cash flows used for investing activities during the three-month period ended March 31, 2019, compared to the same period in 2018, is due to a decrease in investment purchases. During the three months ended March 31, 2018, we invested an additional $5.0 million in Prairie AquaTech, LLC and its affiliates, compared to $0 during the same period in 2019.
Cash Flows Provided By Financing Activities
The $10.7 million decrease in cash flows provided by financing activities is principally due to a $10.1 million increase in cash distributions to our members. Cash distributions to our members totaled approximately $15.2 million during the three-month period ended March 31, 2019, compared to $5.1 million during the same period in 2018.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $24.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. On March 20, 2018, the available credit line decreased by $2.0 million, and decreases continually by the same amount every six months until the credit line’s maturity on September 20, 2023. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $18.0 million and $0.0 million as of March 31, 2019 and December 31, 2018. Under this loan, there were no additional funds available to be borrowed as of March 31, 2019.
The second credit line is a revolving working capital (seasonal) loan that matures on October 1, 2019. The primary purpose of this loan is to finance our operating needs. The maximum we may borrow under this credit line is $20 million. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of March 31, 2019 and December 31, 2018, there were advances outstanding on the seasonal loan of $10.5 million and $0.0 million, respectively. There was $9.5 million available to borrow under this loan as of March 31, 2019.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.94% and 4.96% as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the interest rate on the seasonal loan is 4.69% and 4.71%, respectively. We were in compliance with all covenants and conditions under the loans as of March 31, 2019 and the date of this filing.
We also have a loan with the State of South Dakota Department of Transportation in connection with previous improvements made to the railway infrastructure near our soybean processing facility in Volga, South Dakota. Under this loan, which matures on June 1, 2020, we make annual principal and interest payments of $75,500. The principal balance outstanding on this loan was $665,222 as of March 31, 2019 and December 31, 2018.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for rail cars used in the transportation of our products. We have several long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, Andersons Railcar Leasing Co., GATX Corporation, Midwest Railcar Corporation, Trinity Capital and Wells Fargo Rail. Total lease expense under these arrangements is approximately $779,000 and $794,000 for the three-month periods ended March 31, 2019 and 2018, respectively.
In addition to rail car leases, we have a few operating leases for various machinery, equipment and storage facilities. Total lease expense under these arrangements is $8,000 and $7,000 for the three months ended March 31, 2019 and 2018, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$20,753,000	$4,876,000	$9,627,000	$6,250,000	$—

Operating Lease Obligations	7,634,000	2,900,000	4,031,000	694,000	9,000

Totals	$28,387,000	$7,776,000	$13,658,000	$6,944,000	$9,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of our Financial Statements under Part I, Item 1, for a discussion on the impact, if any, of the recently pronounced accounting standards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Except for the adoption of Accounting Standards Update No. 2016-02 (Leases) noted below, there have been no material changes to our critical accounting policies and estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

We adopted ASU 2016-02 (Leases) as of January 1, 2019. As a result of the adoption of the new lease accounting guidance, we recognized on January 1, 2018 (the beginning of the earliest period presented): (a) a lease liability of $10.3 million, which represents the present value of the remaining lease payments of $11,000,000, discounted using our incremental borrowing rate at the time of adoption of the respective leases, and (b) a right-to-use asset of $10.3 million, which represents the total lease liability adjusted for any unamortized initial direct costs.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Commodities Risk & Risk Management. To reduce the price change risks associated with holding fixed price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight or options futures contract) on a regulated commodity futures exchange, the Chicago Board of Trade. While hedging activities reduce the risk of loss from changing market prices, such activities also limit the gain potential which otherwise could result from these significant fluctuations in market prices. Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time. Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions. Our management does not anticipate that hedging activities will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against nonperformance of a cash contract.
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
As of March 31, 2019, we had $665,222 in fixed rate debt and $38 million of variable rate debt available to be borrowed. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $380,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2019.

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
Item 1A. Risk Factors.
During the quarter ended March 31, 2019, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2018 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	May 9, 2019	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 9, 2019	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)