Form 10-Q
period 2019-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2019-08-09
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 8, 2019, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
June 30, 2019 and 2018

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,001,672	$7,197,082
Trade accounts receivable	22,132,840	20,550,438
Inventories	35,846,962	36,716,014
Margin deposits	757,040	2,350,852
Prepaid expenses	1,035,862	1,492,163
Total current assets	60,774,376	68,306,549

Property and equipment	113,345,720	110,314,779
Less accumulated depreciation	(53,258,904)	(51,246,765)
Total property and equipment, net	60,086,816	59,068,014

Other assets
Investments in related parties	7,909,826	8,009,315
Investments in cooperatives	1,562,098	1,552,022
Right-of-use lease asset, net	7,443,202	7,918,283
Total other assets	16,915,126	17,479,620

Total assets	$137,776,318	$144,854,183
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	June 30, 2019	December 31, 2018
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$6,109,053	$3,893,179
Current maturities of long-term debt	603,342	61,964
Current operating lease liabilities	2,875,795	2,714,928
Accounts payable	1,532,712	2,325,404
Accrued commodity purchases	22,495,776	35,384,390
Accrued expenses	2,639,859	3,697,631
Accrued interest	51,181	10,673
Deferred liabilities - current	524,955	792,384
Total current liabilities	36,832,673	48,880,553

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	10,876,610	593,027
Long-term operating lease liabilities	4,567,408	5,203,355
Total long-term liabilities	15,444,018	5,796,382

Commitments and contingencies (Notes 6, 7, 8, and 13)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at June 30, 2019 and December 31, 2018	85,499,627	90,177,248

Total liabilities and members' equity	$137,776,318	$144,854,183

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2019 and 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net revenues	$100,331,589	$93,160,702	$192,298,396	$191,787,629

Cost of revenues:
Cost of product sold	76,330,505	72,981,442	147,679,055	156,454,947
Production	6,821,032	6,756,095	13,694,012	12,972,907
Freight and rail	10,143,954	7,861,210	18,259,881	17,074,608
Brokerage fees	159,151	142,598	329,087	310,954
Total cost of revenues	93,454,642	87,741,345	179,962,035	186,813,416

Gross profit (loss)	6,876,947	5,419,357	12,336,361	4,974,213

Operating expenses:
Administration	927,314	813,311	1,932,515	1,781,656

Operating income (loss)	5,949,633	4,606,046	10,403,846	3,192,557

Other income (expense):
Interest expense	(267,730)	(320,759)	(460,289)	(583,731)
Other non-operating income	100,099	369,217	419,466	394,876
Patronage dividend income	—	—	169,456	96,523
Total other income (expense)	(167,631)	48,458	128,633	(92,332)

Income (loss) before income taxes	5,782,002	4,654,504	10,532,479	3,100,225

Income tax benefit (expense)	—	—	(600)	(1,960)

Net income (loss)	$5,782,002	$4,654,504	$10,531,879	$3,098,265

Basic and diluted earnings (loss) per capital unit	$0.19	$0.15	$0.35	$0.10

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Six Months Ended June 30, 2019 and 2018

	Class A Units
	Units	Amount

Balances, December 31, 2017	30,419,000	$69,375,206
Net income	—	3,098,265
Distribution to members	—	(5,075,303)
Balances, June 30, 2018	30,419,000	$67,398,168

Balances, December 31, 2018	30,419,000	$90,177,248
Net income	—	10,531,879
Distribution to members	—	(15,209,500)
Balances, June 30, 2019	30,419,000	$85,499,627
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2019 and 2018

	2019	2018
Operating activities
Net income (loss)	$10,531,879	$3,098,265
Charges and credits to net income not affecting cash:
Depreciation and amortization	2,131,494	2,004,614
Gain on sales of property and equipment	(6,687)	(271,880)
Loss on equity method investment	99,489	153,777
Non-cash patronage dividends	(42,364)	(24,131)
Change in current assets and liabilities	(13,629,236)	(12,667,242)
Net cash provided by (used for) operating activities	(915,425)	(7,706,597)

Investing activities
Purchase of investments	—	(5,000,000)
Retirement of patronage dividends	32,288	—
Proceeds from sales of property and equipment	64,800	299,370
Purchase of property and equipment	(3,207,332)	(2,965,921)
Net cash provided by (used for) investing activities	(3,110,244)	(7,666,551)

Financing activities
Change in excess of outstanding checks over bank balances	2,215,874	910,169
Net proceeds (payments) from seasonal borrowings	—	2,086,782
Distributions to members	(15,209,500)	(5,075,303)
Payments for debt issue costs	—	(10,500)
Proceeds from long-term debt	44,091,300	37,902,492
Principal payments on long-term debt	(33,267,415)	(20,413,221)
Net cash provided by (used for) financing activities	(2,169,741)	15,400,419

Net change in cash and cash equivalents	(6,195,410)	27,271

Cash and cash equivalents, beginning of period	7,197,082	683,523

Cash and cash equivalents, end of period	$1,001,672	$710,794

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$419,781	$521,017

Income taxes	$—	$—

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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $265,511 and $15,042 as of June 30, 2019 and December 31, 2018, respectively. Contract liabilities recognized as revenues were $826,442 and $966,431 for the three-month period ended June 30, 2019 and 2018, respectively, and $841,484 and $3,205,114 for the six months ended June 30, 2019 and 2018, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three and six month periods ended June 30, 2019 and 2018, by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Soybean meal and hulls	$64,538,123	$61,576,637	$124,200,926	$124,997,480
Soybean oil and oil byproducts	35,793,466	31,584,065	68,097,470	66,790,149

Totals	$100,331,589	$93,160,702	$192,298,396	$191,787,629
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
The following table presents the aging analysis of trade receivables as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Past due:
Less than 30 days past due	$6,156,908	$5,362,970
30-60 days past due	257,832	387,670
60-90 days past due	19,219	101,687
Greater than 90 days past due	77,206	84
Total past due	6,511,165	5,852,411
Current	15,621,675	14,698,027

Totals	$22,132,840	$20,550,438

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	—	—
Additions (deductions)	—	—

Balances, end of period	$—	$—
In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
Note 3 -           Inventories
The Company’s inventories consist of the following at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Finished goods	$22,049,651	$21,283,354
Raw materials	13,529,714	15,206,526
Supplies & miscellaneous	267,597	226,134

Totals	$35,846,962	$36,716,014
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at net realizable value.
Note 4 -         Investments in Related Parties
The Company accounts for its investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to exercise significant influence based on its position on the board of managers. The Company recognized losses of $3,261 and $25,557 during the three months ended June 30, 2019 and 2018, respectively, and $99,489 and $153,777 during the six months ended June 30, 2019 and 2018, respectively, which is included in other non-operating income (expense).
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
The results of operations and financial position of the Company's equity method investment in Prairie AquaTech, LLC as of June 30, 2019 and December 31, 2018 and for the three and six-month periods ended June 30, 2019 and 2018 are summarized below.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Condensed income statement:
Revenues	$251,313	$153,082	$283,093	$286,109
Expenses	(297,226)	(985,152)	(1,426,608)	(1,282,087)
Other income (expense)	9,087	(5,668)	19,915	(220,138)
Net income (loss)	$(36,826)	$(837,738)	$(1,123,600)	$(1,216,116)

	June 30, 2019	December 31, 2018
Condensed balance sheet information:
Assets	$5,860,820	$7,264,092
Liabilities	342,964	610,789
Equity	5,517,856	6,653,303
Note 5 -         Property and Equipment
The following is a summary of the Company's property and equipment at June 30, 2019 and December 31, 2018:

	2019			2018
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,043,236	(549,854)	1,493,382	1,556,183
Buildings and improvements	21,526,900	(9,209,764)	12,317,136	12,588,664
Machinery and equipment	79,392,684	(42,351,177)	37,041,507	38,513,796
Railroad cars	1,238,508	(18,578)	1,219,930	1,232,315
Company vehicles	146,754	(102,113)	44,641	16,307
Furniture and fixtures	1,526,779	(1,027,418)	499,361	543,801
Construction in progress	6,954,533	—	6,954,533	4,100,622

Totals	$113,345,720	$(53,258,904)	$60,086,816	$59,068,014
Depreciation of property and equipment was $1,063,365 and $1,013,407 for the three months ended June 30, 2019 and 2018, respectively, and $2,130,417 and $1,997,537 for the six months ended June 30, 2019 and 2018, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires October 1, 2019. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company may borrow up to $20 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (4.63% at June 30, 2019). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at June 30, 2019 and December 31, 2018, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $20.0 million as of June 30, 2019.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 7 -         Long-Term Debt
The following is a summary of the Company's long-term debt at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Revolving term loan from CoBank, interest at variable rates (4.88% and 4.96% at June 30, 2019 and December 31, 2018, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$10,885,764	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	603,342	665,222
Total debt before debt issuance costs	11,489,106	665,222
Less current maturities	(603,342)	(61,964)
Less debt issuance costs, net of amortization of $4,846 and $3,769 as of June 30, 2019 and December 31, 2018, respectively	(9,154)	(10,231)

Total long-term debt	$10,876,610	$593,027
The Company entered into an agreement as of March 28, 2017 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $24,000,000 on the revolving term loan with a variable effective interest rate of 4.88%. The available commitment decreases in scheduled periodic increments of $2,000,000 every six months starting March 20, 2018 until maturity on September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $14,000 paid by the Company on this amendment will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was $10,885,764 and $0 as of June 30, 2019 and December 31, 2018, respectively. The remaining commitments available to borrow on the revolving term loan were $7.1 million as of June 30, 2019.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of June 30, 2019.
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
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended June 30:

2020	$603,342
2021	885,764
2022	4,000,000
2023	4,000,000
2024	2,000,000

Total	$11,489,106

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 8 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $756,871 and $787,695 for the three months ended June 30, 2019 and 2018, respectively, and $1,535,990 and $1,582,012 for the six months ended June 30, 2019 and 2018, respectively.
The following is a schedule of the Company's operating leases for railcars as of June 30, 2019:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

Wells Fargo Rail	112	8/1/2017	7/31/2022	$52,557
Wells Fargo Rail	107	1/1/2018	12/31/2022	35,845
Wells Fargo Rail	7	1/1/2004	12/31/2021	2,926
Wells Fargo Rail	15	1/1/2004	12/31/2021	5,850
Wells Fargo Rail	8	1/1/2015	12/31/2021	3,600
Trinity Capital	88	8/1/2002	7/31/2020	33,704
Trinity Capital	29	12/1/2015	11/30/2020	28,536
Trinity Capital	20	10/1/2015	9/30/2020	13,600
Midwest Railcar Corporation	64	1/1/2015	12/31/2021	27,200
American Railcar Leasing	30	7/1/2015	6/30/2021	30,780
Andersons Railcar Leasing Co.	10	7/1/2018	6/30/2023	5,000
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
GATX Corporation	15	7/1/2017	6/30/2020	4,500

	525			$255,398
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,808. Rental expense under these other operating leases was $12,719 and $17,155 for the three months ended June 30, 2019 and 2018, respectively, and $20,642 and $24,578 for the six-month periods ended June 30, 2019 and 2018, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the six-month periods ended June 30, 2019 and 2018 were as follows:

	2019	2018

Cost of revenues - Freight and rail	$1,535,990	$1,582,012
Cost of revenues - Production expense	14,633	19,359
Administration expenses	6,009	5,219
Total operating lease costs	$1,556,632	$1,606,590

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of June 30, 2019:

	Railcars	Other	Total
Twelve-month periods ended June 30:
2020	$3,012,220	$40,766	$3,052,986
2021	2,317,881	37,944	2,355,825
2022	1,493,881	36,387	1,530,268
2023	515,784	36,387	552,171
2024	33,900	22,983	56,883
Thereafter	372,900	9,887	382,787
Total lease payments	7,746,566	184,354	7,930,920
Less amount of lease payments representing interest	(466,423)	(21,295)	(487,718)
Total present value of lease payments	$7,280,143	$163,059	$7,443,202
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
As of June 30, 2019 and December 31, 2018, the value of the Company’s open futures, options and forward contracts was approximately $(559,079) and $802,770, respectively.

		As of June 30, 2019
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,702,548	$3,895,906
Foreign exchange contracts	Current Assets	25,706	36,410
Interest rate caps and floors	Current Liabilities	—	355,017

Totals		$3,728,254	$4,287,333

		As of December 31, 2018
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,696,540	$2,722,830
Foreign exchange contracts	Current Assets	129,258	100,730
Interest rate caps and floors	Current Liabilities	—	199,468

Totals		$3,825,798	$3,023,028

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

During the three and six-month periods ended June 30, 2019 and 2018, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Commodity contracts	$266,869	$3,068,579	$1,008,821	$(1,805,893)
Foreign exchange contracts	8,347	(28,799)	44,829	(40,184)
Interest rate swaps, caps and floors	(125,483)	63,429	(155,549)	211,924

Totals	$149,733	$3,103,209	$898,101	$(1,634,153)
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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2019 and December 31, 2018:

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(193,358)	$35,667,941	$—	$35,474,583
Margin deposits (deficits)	$757,040	$—	$—	$757,040

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$973,710	$35,338,531	$—	$36,312,241
Margin deposits	$2,350,852	$—	$—	$2,350,852

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

In accordance with ASC 825, Financial Instruments, the Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area. This market adjustment caused a negative balance in the Level 1 inventory as of June 30, 2019.
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
Note 12 -       Related Party Transactions
The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $185,923 and $57,789 during the three months ended June 30, 2019 and 2018, respectively, and $293,980 and $80,395 during the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $46,701 and $18,540, respectively.
Note 13 -       Commitments and Contingencies
As of June 30, 2019, the Company had unpaid commitments of approximately $391,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2019.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the six-month period ended June 30, 2019, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2018. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2018.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
During the six months ended June 30, 2019, we reported a net income of $10.5 million, compared to $3.1 million during the same period in 2018. The increase in profitability is largely driven by the trade dispute between the U.S. and China, as well as increases in demand for both soybean meal and oil.
The trade disputes between the U.S. and China, which began in May 2018, caused a dramatic improvement in soybean crush margins. China's implementation of a 25% tariff on U.S. soybeans effectively halted soybean exports to China, in turn shifting soybean demand to other countries such as Brazil and Argentina. Since China does not buy or import soybean meal or oil, soybean meal and oil prices did not decrease at the same rate as soybeans which helped generate even higher board crush levels.
Due to improved margins in the hog industry, hog supply in the U.S. has increased in 2019, resulting in increased demand for soybean meal, a major source of protein in animal feed. According to the USDA, hog and pig inventories in the U.S. increased to 75.5 million head in June 2019, which is the highest quantity reported at this time of year since the USDA began estimating in 1964.
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
Unfortunately, we believe the fourth quarter of 2019 will be subject to more uncertainty than normal in terms of the quantity and quality of the soybeans we expect to receive at harvest. Due to a very wet spring in the Midwest, it is unclear on how many soybean acres were planted in our area. Base on observation alone, a significant amount of fields were left unplanted this year. Soybeans that were planted, moreover, were most likely planted later than normal. An early frost could produce high-moisture, immature, green soybeans at harvest resulting in higher production costs and adversely affecting margins.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2019 and 2018

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	$	% of Revenue	$	% of Revenue
Revenue	$100,331,589	100.0	$93,160,702	100.0
Cost of revenues	(93,454,642)	(93.1)	(87,741,345)	(94.2)
Operating expenses	(927,314)	(0.9)	(813,311)	(0.9)
Other income (expense)	(167,631)	(0.2)	48,458	0.1

Net income	$5,782,002	5.8	$4,654,504	5.0
Revenue – Revenue increased $7.2 million, or 7.7%, for the three months ended June 30, 2019, compared to the same period in 2018. The increase in revenues is primarily due to a 14.8% increase in the quantity of soybeans processed, which increased the volume of our soybean products available for sale to customers. Partially offsetting the increase in quantity processed were decreases in the average sales price of soybean meal and soybean oil of 12.8% and 5.1%, respectively. The decreases in average sales price of soybean meal and oil are largely due to increased production of U.S. soybeans during the three-month period ended June 30, 2019, compared to the same period in 2018. With good margins, a record sized soybean crop, and a trade dispute with China, the primary importer of U.S. soybeans, soybean processors in the U.S. operated at full capacity, and in some cases increased capacity, in efforts to maximize margins.
Gross Profit/Loss – Gross profit increased $1.5 million, or 26.9%, for the three-month period ended June 30, 2019, compared to the same period in 2018. The increase in gross profit is primarily driven by the effect on the current trade dispute between the U.S. and China on soybean export market. The threat and imposition of tariffs by China on U.S. soybeans in 2018 resulted in a decrease in U.S. soybean prices which improved processing margins for our products. Although the soybean tariff from China has been temporarily lifted, the market has not yet fully recovered.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $114,000, or 14.0%, for the three months ended June 30, 2019, compared to the same period in 2018. The increase is primarily due to an increase in personnel costs.
Interest Expense – Interest expense decreased $53,000, or 16.5%, during the three-month period ended June 30, 2019, compared to the same period in 2018. The decrease in interest expense is due primarily to decreased borrowings, resulting from an increase in working capital along with decreases in commodity prices. The average debt level during the three months ended June 30, 2019 was approximately $20.6 million, compared to $27.1 million for the same period in 2018. Partially offsetting the decrease in borrowings is an increase in interest rates on our senior debt with CoBank. As of June 30, 2019, the interest rate on our revolving long-term loan was 4.88%, compared to 4.56% as of June 30, 2018.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $269,000 during the three months ended June 30, 2019, compared to the same period in 2018. The decrease in other non-operating income is due to a decrease in gains on sales of property and equipment. During the three-month period ended June 30, 2019, gains on sales of property and equipment totaled $0, compared to $272,000 during the same period in 2018.
Net Income/Loss – During the three months ended June 30, 2019, we generated a net income of $5.8 million, compared to $4.7 million for the same period in 2018. The $1.1 million improvement is primarily attributable to an increase in gross profit.

Comparison of the six months ended June 30, 2019 and 2018

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
	$	% of Revenue	$	% of Revenue
Revenue	$192,298,396	100.0	$191,787,629	100.0
Cost of revenues	(179,962,035)	(93.6)	(186,813,416)	(97.4)
Operating expenses	(1,932,515)	(1.0)	(1,781,656)	(0.9)
Other income (expense)	128,633	0.1	(92,332)	—
Income tax benefit (expense)	(600)	—	(1,960)	—

Net income	$10,531,879	5.5	$3,098,265	1.6
Revenue – Revenue increased $0.5 million, or 0.3%, for the six-month period ended June 30, 2019, compared to the same period in 2018. The increase in revenues is primarily due to an increase in the quantity of soybeans processed, which increased the volume of our soybean products available for sale to customers. The increase in production was partially offset by decreases in the average sales price of soybean meal and soybean oil of 9.9% and 6.8%, respectively. The decreases in average sales price of soybean meal and oil are largely due to increased production of U.S. soybeans during the six months ended June 30, 2019, compared to the same period in 2018. With good margins, a record sized soybean crop, and the trade dispute with China, the primary importer of U.S. soybeans, soybean processors in the U.S. operated at full capacity, and in some cases increased capacity, in efforts to maximize margins.
Gross Profit/Loss – Gross profit increased $7.4 million for the six months ended June 30, 2019, compared to the same period in 2018. The increase in gross profit is primarily driven by two factors, the effect of a severe drought in Argentina and the effect of the current trade dispute between U.S. and China on the U.S. soybean export market. The drought in Argentina, the country responsible for almost 30% of the world's soybean meal exports, shifted demand for meal to the U.S. and allowed producers like us to benefit from increased export opportunities. The threat and imposition of tariffs by China on U.S. soybeans in 2018 resulted in a decrease in U.S. soybean prices which improved processing margins for our products. Although the soybean tariff from China has been temporarily lifted, the market has not yet fully recovered.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $151,000, or 8.5%, for the six-month period ended June 30, 2019, compared to the same period in 2018. The increase is primarily due to an increase in personnel costs.
Interest Expense – Interest expense decreased $123,000, or 21.1%, during the six months ended June 30, 2019, compared to the same period in 2018. The decrease in interest expense is due primarily to decreased borrowings, resulting from an increase in working capital along with decreases in commodity prices. The average debt level during the six-month period ended June 30, 2019 was approximately $18.0 million, compared to $25.8 million for the same period in 2018. Partially offsetting the decrease in borrowings is an increase in interest rates on our senior debt with CoBank. As of June 30, 2019, the interest rate on our revolving long-term loan was 4.88%, compared to 4.56% as of June 30, 2018.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, increased $98,000 during the six-month period ended June 30, 2019, compared to the same period in 2018. The increase in other non-operating income is due to increases in compensation for management services and patronage dividend income. In April 2018, we entered into two agreements with Prairie AquaTech Manufacturing, LLC for a total of $1.72 million to perform various management services and to serve as the owner's representative during the construction of its new manufacturing facility adjacent to our plant in Volga, South Dakota. During the six-months ended June 30, 2019, we recognized income of $566,000 from these two contracts, compared to $28,000 during the same period in 2018. In addition, patronage allocations from associated cooperatives, including CoBank, totaled $169,000 during the six months ended June 30, 2019, compared to $96,000 during the same period in 2018. Partially offsetting the increases in management services and patronage dividend incomes was a $265,000 decrease in gains on sales of property and equipment. During the six-month period ended June 30, 2019, gains on sales of property and equipment totaled $7,000, compared to $272,000 during the same period in 2018.

Net Income/Loss – During the six-month period ended June 30, 2019, we generated a net income of $10.5 million, compared to $3.1 million for the same period in 2018. The $7.4 million improvement is primarily attributable to an increase in gross profit.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2019, we had working capital, defined as current assets less current liabilities, of approximately $23.9 million, compared to $15.2 million on June 30, 2018. Working capital increased $8.7 million between periods primarily due to an increase in net income since June 30, 2018. Based on our current plans, we believe that we will continue funding our operating and capital needs from operations and revolving lines of credit.
Comparison of the Six Months Ended June 30, 2019 and 2018

	2019	2018
Net cash used for operating activities	$(915,425)	$(7,706,597)
Net cash used for investing activities	(3,110,244)	(7,666,551)
Net cash provided by (used for) financing activities	(2,169,741)	15,400,419
Cash Flows Used For Operations
The $6.8 million decrease in cash flows used for operating activities is attributed to a $7.4 million increase in net income during the six-month period ended June 30, 2019, compared to the same period in 2018.
Cash Flows Used For Investing Activities
The $4.6 million decrease in cash flows used for investing activities during the six-month period ended June 30, 2019, compared to the same period in 2018, is due to a decrease in investment purchases. During the six months ended June 30, 2018, we invested an additional $5.0 million in Prairie AquaTech, LLC and its affiliates, compared to $0 during the same period in 2019.
Cash Flows Provided By Financing Activities
The $17.6 million change in cash flows provided by financing activities is principally due to a $10.1 million increase in cash distributions to our members and an $8.8 million decrease in net proceeds (payments) on borrowings. Cash distributions to our members totaled approximately $15.2 million during the six-month period ended June 30, 2019, compared to $5.1 million during the same period in 2018. In addition, during the six months ended June 30, 2019, net proceeds on borrowings increased $10.8 million, compared to $19.6 million during the same period in 2018.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $24.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. On March 20, 2018, the available credit line decreased by $2.0 million, and decreases continually by the same amount every six months until the credit line’s maturity on September 20, 2023. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $10.9 million and $0 as of June 30, 2019 and December 31, 2018. Under this loan, there were $7.1 million of additional funds available to be borrowed as of June 30, 2019.
The second credit line is a revolving working capital (seasonal) loan that matures on October 1, 2019. The primary purpose of this loan is to finance our operating needs. The maximum we may borrow under this credit line is $20 million. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of June 30, 2019 and December 31, 2018, there were no advances outstanding on the seasonal loan. There was $20.0 million available to borrow under this loan as of June 30, 2019.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.88% and 4.96% as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the interest rate on the seasonal loan is 4.63% and 4.71%, respectively. We were in compliance with all covenants and conditions under the loans as of June 30, 2019 and the date of this filing.
We also have a loan with the State of South Dakota Department of Transportation in connection with previous improvements made to the railway infrastructure near our soybean processing facility in Volga, South Dakota. Under this loan, which matures on June 1, 2020, we make annual principal and interest payments of $75,500. The principal balance outstanding on this loan was $603,342 and $665,222 as of June 30, 2019 and December 31, 2018, respectively.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for rail cars used in the transportation of our products. We have several long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, Andersons Railcar Leasing Co., GATX Corporation, Midwest Railcar Corporation, Trinity Capital and Wells Fargo Rail. Total lease expense under these arrangements is approximately $1.5 million and $1.6 million for the six-month periods ended June 30, 2019 and 2018, respectively.
In addition to rail car leases, we have a few operating leases for various machinery, equipment and storage facilities. Total lease expense under these arrangements is $21,000 and $25,000 for the six months ended June 30, 2019 and 2018, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$13,229,000	$1,171,000	$5,808,000	$6,250,000	$—

Operating Lease Obligations	7,931,000	3,053,000	3,886,000	624,000	368,000

Totals	$21,160,000	$4,224,000	$9,694,000	$6,874,000	$368,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
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
As of June 30, 2019, we had $603,342 in fixed rate debt and $38 million of variable rate debt available to be borrowed. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $380,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2019.

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
Item 1A. Risk Factors.
During the quarter ended June 30, 2019, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2018 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	August 8, 2019	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	August 8, 2019	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)