Form 10-Q
period 2019-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2019-11-07
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 7, 2019, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
September 30, 2019 and 2018

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$239,121	$7,197,082
Trade accounts receivable	17,959,870	20,550,438
Inventories	52,577,554	36,716,014
Margin deposits	2,764,721	2,350,852
Prepaid expenses	719,047	1,492,163
Total current assets	74,260,313	68,306,549

Property and equipment	115,116,127	110,314,779
Less accumulated depreciation	(54,325,980)	(51,246,765)
Total property and equipment, net	60,790,147	59,068,014

Other assets
Investments in related parties	7,873,727	8,009,315
Investments in cooperatives	1,562,098	1,552,022
Right-of-use lease asset, net	6,735,845	7,918,283
Total other assets	16,171,670	17,479,620

Total assets	$151,222,130	$144,854,183
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	September 30, 2019	December 31, 2018
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$5,192,413	$3,893,179
Current maturities of long-term debt	4,603,342	61,964
Note payable - seasonal loan	3,738,236	—
Current operating lease liabilities	2,818,321	2,714,928
Accounts payable	2,148,992	2,325,404
Accrued commodity purchases	26,093,911	35,384,390
Accrued expenses	3,182,372	3,697,631
Accrued interest	62,675	10,673
Deferred liabilities - current	319,007	792,384
Total current liabilities	48,159,269	48,880,553

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	11,991,385	593,027
Long-term operating lease liabilities	3,917,524	5,203,355
Total long-term liabilities	15,908,909	5,796,382

Commitments and contingencies (Notes 6, 7, 8, and 13)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at September 30, 2019 and December 31, 2018	87,153,952	90,177,248

Total liabilities and members' equity	$151,222,130	$144,854,183

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2019 and 2018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net revenues	$85,001,379	$100,386,226	$277,299,775	$292,173,855

Cost of revenues:
Cost of product sold	65,035,124	70,997,345	212,714,179	227,452,292
Production	8,889,751	6,691,112	22,583,763	19,664,019
Freight and rail	8,212,636	9,879,915	26,472,517	26,954,523
Brokerage fees	146,960	155,753	476,047	466,707
Total cost of revenues	82,284,471	87,724,125	262,246,506	274,537,541

Gross profit (loss)	2,716,908	12,662,101	15,053,269	17,636,314

Operating expenses:
Administration	848,890	1,009,383	2,781,405	2,791,039

Operating income (loss)	1,868,018	11,652,718	12,271,864	14,845,275

Other income (expense):
Interest expense	(196,440)	(257,772)	(656,729)	(841,503)
Other non-operating income (expense)	(17,253)	162,989	402,213	557,865
Patronage dividend income	—	49,735	169,456	146,258
Total other income (expense)	(213,693)	(45,048)	(85,060)	(137,380)

Income (loss) before income taxes	1,654,325	11,607,670	12,186,804	14,707,895

Income tax benefit (expense)	—	—	(600)	(1,960)

Net income (loss)	$1,654,325	$11,607,670	$12,186,204	$14,705,935

Basic and diluted earnings (loss) per capital unit	$0.05	$0.38	$0.40	$0.48

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Nine Months Ended September 30, 2019 and 2018

	Class A Units
	Units	Amount

Balances, December 31, 2017	30,419,000	$69,375,206
Net income	—	14,705,935
Distribution to members	—	(5,075,303)
Balances, September 30, 2018	30,419,000	$79,005,838

Balances, December 31, 2018	30,419,000	$90,177,248
Net income	—	12,186,204
Distribution to members	—	(15,209,500)
Balances, September 30, 2019	30,419,000	$87,153,952
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2019 and 2018

	2019	2018
Operating activities
Net income (loss)	$12,186,204	$14,705,935
Charges and credits to net income not affecting cash:
Depreciation and amortization	3,199,108	3,097,587
Net (gain) loss recognized on derivative activities	(2,983,943)	(3,059,988)
Gain on sales of property and equipment	(6,687)	(271,933)
Loss on equity method investment	135,588	61,996
Non-cash patronage dividends	(42,364)	(24,131)
Change in current assets and liabilities	(20,331,307)	202,992
Net cash provided by (used for) operating activities	(7,843,401)	14,712,458

Investing activities
Purchase of investments	—	(5,000,000)
Retirement of patronage dividends	32,288	—
Proceeds from sales of property and equipment	64,800	309,870
Purchase of property and equipment	(4,977,738)	(5,874,304)
Net cash provided by (used for) investing activities	(4,880,650)	(10,564,434)

Financing activities
Change in excess of outstanding checks over bank balances	1,299,234	(285,932)
Net proceeds (payments) from seasonal borrowings	3,738,236	—
Distributions to members	(15,209,500)	(5,075,303)
Payments for debt issue costs	—	(10,500)
Proceeds from long-term debt	71,476,467	47,306,495
Principal payments on long-term debt	(55,538,347)	(46,074,101)
Net cash provided by (used for) financing activities	5,766,090	(4,139,341)

Net change in cash and cash equivalents	(6,957,961)	8,683

Cash and cash equivalents, beginning of period	7,197,082	683,523

Cash and cash equivalents, end of period	$239,121	$692,206

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$604,727	$801,815

Income taxes	$—	$—

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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $140,396 and $15,042 as of September 30, 2019 and December 31, 2018, respectively. Of the $15,042 balance as of December 31, 2018, contract liabilities recognized as revenues were $0 and $15,042 for the three and nine month periods ended September 30, 2019, respectively.
The following table presents a disaggregation of revenue from contracts with customers for the three and nine month periods ended September 30, 2019 and 2018, by product type:

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Soybean meal and hulls	$57,332,025	$70,011,833	$181,532,951	$195,009,313
Soybean oil and oil byproducts	27,669,354	30,374,393	95,766,824	97,164,542

Totals	$85,001,379	$100,386,226	$277,299,775	$292,173,855
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
The following table presents the aging analysis of trade receivables as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Past due:
Less than 30 days past due	$3,674,172	$5,362,970
30-60 days past due	312,339	387,670
60-90 days past due	14,279	101,687
Greater than 90 days past due	15,782	84
Total past due	4,016,572	5,852,411
Current	13,943,298	14,698,027

Totals	$17,959,870	$20,550,438

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	—	—
Additions (deductions)	—	—

Balances, end of period	$—	$—
In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
Note 3 -           Inventories
The Company’s inventories consist of the following at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Finished goods	$26,736,079	$21,283,354
Raw materials	25,531,163	15,206,526
Supplies & miscellaneous	310,312	226,134

Totals	$52,577,554	$36,716,014
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at net realizable value.
Note 4 -         Investments in Related Parties
The Company accounts for its investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to exercise significant influence based on its position on the board of managers. The Company recognized gains (losses) of $(36,099) and $91,781 during the three months ended September 30, 2019 and 2018, respectively, and $(135,588) and $(61,996) during the nine months ended September 30, 2019 and 2018, respectively, which is included in other non-operating income (expense).
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
The results of operations and financial position of the Company's equity method investment in Prairie AquaTech, LLC as of September 30, 2019 and December 31, 2018 and for the three and nine-month periods ended September 30, 2019 and 2018 are summarized below.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Condensed income statement:
Revenues	$315,130	$476,250	$598,223	$762,359
Expenses	(733,092)	136,606	(2,159,700)	(1,145,481)
Other income (expense)	10,268	48,067	30,183	(172,071)
Net income (loss)	$(407,694)	$660,923	$(1,531,294)	$(555,193)

	September 30, 2019	December 31, 2018
Condensed balance sheet information:
Assets	$5,472,206	$7,264,092
Liabilities	362,044	610,789
Equity	5,110,162	6,653,303
Note 5 -         Property and Equipment
The following is a summary of the Company's property and equipment at September 30, 2019 and December 31, 2018:

	2019			2018
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,043,236	(581,255)	1,461,981	1,556,183
Buildings and improvements	21,602,738	(9,346,014)	12,256,724	12,588,664
Machinery and equipment	79,613,657	(43,219,649)	36,394,008	38,513,796
Railroad cars	1,238,508	(24,770)	1,213,738	1,232,315
Company vehicles	146,754	(106,417)	40,337	16,307
Furniture and fixtures	1,526,779	(1,047,875)	478,904	543,801
Construction in progress	8,428,129	—	8,428,129	4,100,622

Totals	$115,116,127	$(54,325,980)	$60,790,147	$59,068,014
Depreciation of property and equipment was $1,067,076 and $1,087,935 for the three months ended September 30, 2019 and 2018, respectively, and $3,197,493 and $3,085,472 for the nine months ended September 30, 2019 and 2018, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires December 1, 2019. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company may borrow up to $20 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (4.22% at September 30, 2019). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $3,738,236 and $0 at September 30, 2019 and December 31, 2018, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $16.3 million as of September 30, 2019.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 7 -         Long-Term Debt
The following is a summary of the Company's long-term debt at September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Revolving term loan from CoBank, interest at variable rates (4.47% and 4.96% at September 30, 2019 and December 31, 2018, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$16,000,000	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	603,342	665,222
Total debt before debt issuance costs	16,603,342	665,222
Less current maturities	(4,603,342)	(61,964)
Less debt issuance costs, net of amortization of $5,385 and $3,769 as of September 30, 2019 and December 31, 2018, respectively	(8,615)	(10,231)

Total long-term debt	$11,991,385	$593,027
The Company entered into an agreement as of March 28, 2017 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $24,000,000 on the revolving term loan with a variable effective interest rate of 4.47%. The available commitment decreases in scheduled periodic increments of $2,000,000 every six months starting March 20, 2018 until maturity on September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $14,000 paid by the Company on this amendment will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was $16,000,000 and $0 as of September 30, 2019 and December 31, 2018, respectively. There were no remaining commitments available to borrow on the revolving term loan as of September 30, 2019.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of September 30, 2019.
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
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended September 30:

2020	$4,603,342
2021	4,000,000
2022	4,000,000
2023	4,000,000

Total	$16,603,342

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 8 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $766,022 and $787,306 for the three months ended September 30, 2019 and 2018, respectively, and $2,302,012 and $2,369,318 for the nine months ended September 30, 2019 and 2018, respectively.
The following is a schedule of the Company's operating leases for railcars as of September 30, 2019:

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
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,912. Rental expense under these other operating leases was $21,081 and $9,540 for the three months ended September 30, 2019 and 2018, respectively, and $41,723 and $34,118 for the nine-month periods ended September 30, 2019 and 2018, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the nine-month periods ended September 30, 2019 and 2018 were as follows:

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Cost of revenues - Freight and rail	$766,022	$787,306	$2,302,012	$2,369,318
Cost of revenues - Production	17,973	6,306	32,606	25,665
Administration expenses	3,108	3,234	9,117	8,453
Total operating lease costs	$787,103	$796,846	$2,343,735	$2,403,436
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of September 30, 2019:

	Railcars	Other	Total
Twelve-month periods ended September 30:
2020	$2,931,312	$41,377	$2,972,689
2021	2,065,429	38,263	2,103,692
2022	1,322,596	37,640	1,360,236
2023	288,135	36,696	324,831
2024	135,600	20,818	156,418
Thereafter	237,300	4,943	242,243
Total lease payments	6,980,372	179,737	7,160,109
Less amount of lease payments representing interest	(404,268)	(19,996)	(424,264)
Total present value of lease payments	$6,576,104	$159,741	$6,735,845
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
As of September 30, 2019 and December 31, 2018, the value of the Company’s open futures, options and forward contracts was approximately $484,832 and $802,770, respectively.

		As of September 30, 2019
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,633,222	$2,707,719
Foreign exchange contracts	Current Assets	16,457	8,509
Interest rate caps and floors	Current Liabilities	—	448,619

Totals		$3,649,679	$3,164,847

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

		As of December 31, 2018
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,696,540	$2,722,830
Foreign exchange contracts	Current Assets	129,258	100,730
Interest rate caps and floors	Current Liabilities	—	199,468

Totals		$3,825,798	$3,023,028
During the three and nine-month periods ended September 30, 2019 and 2018, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Commodity contracts	$2,188,931	$4,607,791	$3,197,752	$2,801,898
Foreign exchange contracts	(10,091)	46,342	34,738	6,158
Interest rate swaps, caps and floors	(92,998)	40,008	(248,547)	251,932

Totals	$2,085,842	$4,694,141	$2,983,943	$3,059,988
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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2019 and December 31, 2018:

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$925,503	$51,258,118	$—	$52,183,621
Margin deposits (deficits)	$2,764,721	$—	$—	$2,764,721

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$973,710	$35,338,531	$—	$36,312,241
Margin deposits	$2,350,852	$—	$—	$2,350,852
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
Note 12 -       Related Party Transactions
The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $648,215 and $152,838 during the three months ended September 30, 2019 and 2018, respectively, and $942,195 and $233,233 during the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $90,414 and $18,540, respectively.
The Company has entered into agreements with Prairie AquaTech Manufacturing, LLC to perform various management services and to serve as the owner's representative during the construction of its new manufacturing facility adjacent to the Company's plant in Volga, South Dakota. The Company received a total of $1.72 million in compensation for those services, which was recorded in deferred liabilities on the Company's balance sheet. As of September 30, 2019 and December 31, 2018, the balance remaining in deferred liabilities was $178,611 and $777,342, respectively. The Company recognized revenues from management services of $100,834 and $27,693 during the three-month periods ended September 30, 2019 and 2018, respectively, and $666,431 and $55,385 during the nine months ended September 30, 2019 and 2018, respectively.
Note 13 -       Commitments and Contingencies
As of September 30, 2019, the Company had unpaid commitments of approximately $87,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2019.
From time to time in the ordinary course of our business, the Company may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual dispute. The Company carries insurance that provides protection against general commercial liability claims, claims against

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2019, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2018. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2018.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
During the nine months ended September 30, 2019, we reported a net income of $12.2 million, compared to $14.7 million during the same period in 2018. The decrease in profitability is largely driven by adverse weather conditions in our soybean procurement area, increased soybean processing in the U.S., and higher maintenance costs.
Poor weather conditions, including heavy snow and rainfall, during the spring of 2019 adversely affected our profitability. Severe flooding in our area contributed to a very late planting season and left a significant number of unplanted fields, causing uncertainty about the quantity and quality of this fall's soybean crop. As a result, farmers became reluctant sellers, leading to increases in soybean prices and deteriorating soybean crush margins.
China's implementation of a 25% tariff on U.S. soybeans in May 2018 effectively halted soybean exports to China, in turn shifting soybean demand to other countries such as Brazil and Argentina. Since China does not typically buy or import soybean meal or oil, soybean meal and oil prices did not decrease at the same rate as soybeans which helped generate unprecedented board crush levels. By 2019, however, U.S. soybean processing facilities, in efforts to capitalize on the high crushing margins, increased their production capacity, decreasing margins back to historically average amounts.
Lastly, our Volga facility completed its regularly scheduled annual shutdown for maintenance. Unfortunately, this year's shutdown was approximately twice as long in duration than in previous years due to extensive repairs and replacements of process equipment. As a result, maintenance expenses, which are part of production costs, increased by approximately $2.1 million during the nine months ended September 30, 2019, compared to the same period in 2018.
We believe the fourth quarter of 2019 will be subject to continued uncertainty. We are unsure about the quantity and quality of the soybeans to be procured at harvest given the effect of poor weather conditions. The prolonged trade disputes with China and other countries are also likely to continue to have a destabilizing effect, adversely impacting soybean prices and crush margins.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2019 and 2018

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	$	% of Revenue	$	% of Revenue
Revenue	$85,001,379	100.0	$100,386,226	100.0
Cost of revenues	(82,284,471)	(96.8)	(87,724,125)	(87.4)
Operating expenses	(848,890)	(1.0)	(1,009,383)	(1.0)
Other income (expense)	(213,693)	(0.3)	(45,048)	—

Net income	$1,654,325	1.9	$11,607,670	11.6
Revenue – Revenue decreased $15.4 million, or 15.3%, for the three months ended September 30, 2019, compared to the same period in 2018. The decrease in revenues is due to a reduction in the quantity of soybeans processed, which decreased the volume of our soybean products available for sale to customers. Our processing volume decreased due to an extended shutdown at our Volga facility in August 2019 for annual maintenance.
Gross Profit/Loss – Gross profit decreased $9.9 million, or 78.5%, for the three-month period ended September 30, 2019, compared to the same period in 2018. The decrease in gross profit is primarily driven by the effect of the current trade dispute between the U.S. and China on the soybean export market and an increase in production expenses. The threat and imposition of tariffs by China on U.S. soybeans in 2018 resulted in a decrease in U.S. soybean prices which improved processing margins for our products in 2018 and early 2019. By 2019, however, U.S. soybean processing facilities, in efforts to capitalize on the high crushing margins, increased their production capacity, decreasing margins back to historically average amounts. In addition, gross profit decreased due to an increase in production expenses of $2.2 million, or 32.9%, for the three-month period ended September 30, 2019, compared to the same period in 2018. Production expenses increased between periods because of an extended shutdown of our Volga facility in August 2019, where we were required to make extensive repairs and replace certain processing equipment.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $160,000, or 15.9%, for the three months ended September 30, 2019, compared to the same period in 2018. The decrease is primarily due to a decrease in personnel costs.
Interest Expense – Interest expense decreased $61,000, or 23.8%, during the three-month period ended September 30, 2019, compared to the same period in 2018. The decrease in interest expense is due primarily to a decrease in borrowings from our lines of credit, as we had less need to borrow due to an increase in working capital and a decrease in commodity prices. The average debt level during the three months ended September 30, 2019 was approximately $16.2 million, compared to $20.5 million for the same period in 2018.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $230,000 during the three months ended September 30, 2019, compared to the same period in 2018. The decrease in other non-operating income is primarily due to decreases in our equity method investment in Prairie AquaTech, LLC and in patronage dividend income. During the three-month period ended September 30, 2019, losses on our equity method investment totaled $36,099, compared to a gain of $92,000 during the same period in 2018. In addition, CoBank issued to us a dividend in the amount of $50,000 during the quarter ended September 30, 2018, compared to $0 during the same period in 2019.
Net Income/Loss – During the three months ended September 30, 2019, we generated a net income of $1.7 million, compared to $11.6 million for the same period in 2018. The $9.9 million decrease is primarily attributable to a decrease in processing margins and an increase in production costs.

Comparison of the nine months ended September 30, 2019 and 2018

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	$	% of Revenue	$	% of Revenue
Revenue	$277,299,775	100.0	$292,173,855	100.0
Cost of revenues	(262,246,506)	(94.6)	(274,537,541)	(94.0)
Operating expenses	(2,781,405)	(1.0)	(2,791,039)	(1.0)
Other income (expense)	(85,060)	—	(137,380)	—
Income tax benefit (expense)	(600)	—	(1,960)	—

Net income	$12,186,204	4.4	$14,705,935	5.0
Revenue – Revenue decreased $14.9 million, or 5.1%, for the nine-month period ended September 30, 2019, compared to the same period in 2018. The decrease in revenues is primarily due to a 6.5% decrease in the average sales price of soybean meal. Soybean meal prices were affected by increased production of U.S. soybeans during the nine months ended September 30, 2019, compared to the same period in 2018. With good margins, a record sized soybean crop in the fall of 2018, and the trade dispute with China, the primary importer of U.S. soybeans, soybean processors in the U.S. operated at full capacity, and in some cases increased capacity, in efforts to maximize margins.
Gross Profit/Loss – Gross profit decreased $2.6 million for the nine months ended September 30, 2019, compared to the same period in 2018. The decrease in gross profit is primarily due to a $2.9 million increase in production costs following the extended shutdown at our Volga facility in August 2019.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, remained relatively constant for the nine-month period ended September 30, 2019, compared to the same period in 2018.
Interest Expense – Interest expense decreased $185,000, or 22.0%, during the nine months ended September 30, 2019, compared to the same period in 2018. The decrease in interest expense is due primarily to a decrease in borrowings from our lines of credit, as we had less need to borrow due to an increase in working capital and a decrease in commodity prices. The average debt level during the nine-month period ended September 30, 2019 was approximately $17.4 million, compared to $24.0 million for the same period in 2018.
Other Non-Operating Income – Other non-operating income, including patronage dividend income, decreased $132,000 during the nine-month period ended September 30, 2019, compared to the same period in 2018. The decrease in other non-operating income is due to a $265,000 decrease in gains on sales of property and equipment. During the nine-month period ended September 30, 2019, gains on sales of property and equipment totaled $7,000, compared to $272,000 during the same period in 2018.
Net Income/Loss – During the nine-month period ended September 30, 2019, we generated a net income of $12.2 million, compared to $14.7 million for the same period in 2018. The $2.5 million decrease is primarily attributable to an increase in production costs.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2019, we had working capital, defined as current assets less current liabilities, of approximately $26.1 million, compared to $18.8 million on September 30, 2018. Working capital increased $7.3 million between periods primarily due to an increase in net income since September 30, 2018. Based on our current plans, we believe that we will continue funding our operating and capital needs from operations and revolving lines of credit.

Comparison of the Nine Months Ended September 30, 2019 and 2018

	2019	2018
Net cash provided by (used for) operating activities	$(7,843,401)	$14,712,458
Net cash used for investing activities	(4,880,650)	(10,564,434)
Net cash provided by (used for) financing activities	5,766,090	(4,139,341)
Cash Flows Used For Operations
The $22.6 million change in cash flows provided by (used for) operating activities is attributed to a delayed soybean harvest in 2019, compared to the same period in 2018. Typically, we expect that a substantial amount of soybeans harvested in the fall will be delivered to our facilities by early October. However, a long winter and extremely wet spring in 2019 delayed planting and, ultimately, the fall harvest. Consequently, we were required to purchase a significant quantity of soybeans from 2018 to enable us to continue processing until the unexpected peak of harvest in late October. These purchases led to a $15.9 million increase in inventory during the nine-month period ended September 30, 2019, compared to $8.2 million reduction during the same period in 2018.
Cash Flows Used For Investing Activities
The $5.7 million decrease in cash flows used for investing activities during the nine-month period ended September 30, 2019, compared to the same period in 2018, is due to a decrease in investment purchases. During the nine months ended September 30, 2018, we invested an additional $5.0 million in Prairie AquaTech, LLC and its affiliates, compared to $0 during the same period in 2019.
Cash Flows Provided By (Used For) Financing Activities
The $9.9 million change in cash flows provided by (used for) financing activities is principally due to an $18.4 million increase in net proceeds on borrowings. During the nine months ended September 30, 2019, net proceeds on borrowings increased $19.6 million , compared to $1.2 million during the same period in 2018. Partially offsetting the increase in borrowings was a $10.1 million increase in cash distributions to our members. Cash distributions to our members totaled approximately $15.2 million during the nine-month period ended September 30, 2019, compared to $5.1 million during the same period in 2018.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $24.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. On March 20, 2018, the available credit line decreased by $2.0 million, and decreases continually by the same amount every six months until the credit line’s maturity on September 20, 2023. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $16.0 million and $0 as of September 30, 2019 and December 31, 2018. Under this loan, there were no additional funds available to be borrowed as of September 30, 2019.
The second credit line is a revolving working capital (seasonal) loan that matures on December 1, 2019. The primary purpose of this loan is to finance our operating needs. The maximum we may borrow under this credit line is $20 million. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of September 30, 2019 and December 31, 2018, there were advances outstanding on the seasonal loan of $3.7 million and $0, respectively. There was $16.3 million available to borrow under this loan as of September 30, 2019.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.47% and 4.96% as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the interest rate on the seasonal loan is 4.22% and 4.71%, respectively. We were in compliance with all covenants and conditions under the loans as of September 30, 2019 and the date of this filing.

We also have a loan with the State of South Dakota Department of Transportation in connection with previous improvements made to the railway infrastructure near our soybean processing facility in Volga, South Dakota. Under this loan, which matures on June 1, 2020, we make annual principal and interest payments of $75,500. The principal balance outstanding on this loan was $603,342 and $665,222 as of September 30, 2019 and December 31, 2018, respectively.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Lease Commitments
We have commitments under various operating leases for rail cars, various types of vehicles, and lab and office equipment. Our most significant lease commitments are for rail cars used in the transportation of our products. We have several long-term leases for hopper rail cars and oil tank cars with American Railcar Leasing, Andersons Railcar Leasing Co., GATX Corporation, Midwest Railcar Corporation, Trinity Capital and Wells Fargo Rail. Total lease expense under these arrangements is approximately $766,000 and $787,000 for the three month periods ended September 30, 2019 and 2018, respectively, and $2.3 million and $2.4 million for the nine-month periods ended September 30, 2019 and 2018, respectively.
In addition to rail car leases, we have a few operating leases for various machinery, equipment and storage facilities. Total lease expense under these arrangements is $21,000 and $10,000 for the three month periods ended September 30, 2019 and 2018, respectively, and $41,000 and $34,000 for the nine months ended September 30, 2019 and 2018, respectively. Some of our leases include purchase options, none of which, however, are for a value less than fair market value at the end of the lease.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$18,227,000	$5,327,000	$8,800,000	$4,100,000	$—

Operating Lease Obligations	7,160,000	2,973,000	3,464,000	481,000	242,000

Totals	$25,387,000	$8,300,000	$12,264,000	$4,581,000	$242,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
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
As of September 30, 2019, we had $603,342 in fixed rate debt outstanding and $36 million of variable rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $360,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2019.

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
Item 1A. Risk Factors.
During the quarter ended September 30, 2019, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2018 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 7, 2019	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 7, 2019	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)