Form 10-K
period 2019-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2020-03-18
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

☐ Large Accelerated Filer	☐ Accelerated Filer	☒ Non-Accelerated Filer	☐ Smaller Reporting Company	☐ Emerging Growth Company
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐    Yes       ☒    No

The aggregate market value of the registrant’s Class A units held by non-affiliates at June 30, 2019 was approximately $112,595,763 computed by reference to the most recent public offering price on Form S-1. The registrant's Class A units are not listed on an exchange or otherwise publicly traded. Additionally, the Class A units are subject to significant restrictions on transfer under the registrant's operating agreement.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year (December 31, 2019).

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
Soybean production is heavily concentrated in the central U.S., Brazil, Argentina and China. In the 2019 harvest season, the U.S. produced approximately 3.56 billion bushels of soybeans, approximately 23% lower than 2018, and approximately 29% of estimated world production. The USDA estimates that approximately 59% of soybeans produced in the U.S. are processed domestically, 51% are exported as whole soybeans, and 4% are retained for seed and residual use. Historically, there has been an adequate supply of soybeans produced in South Dakota and the upper Midwest for the soybean processing industry. In 2019, farm producers in South Dakota produced 146.2 million bushels of soybeans, ranking it tenth among the top producing states in the U.S. as set forth in the following table:

State	Production (bushels)
Illinois	532 million
Iowa	502 million
Minnesota	298 million
Nebraska	283 million
Indiana	273 million

State	Production (bushels)
Missouri	230 million
Ohio	209 million
Kansas	186 million
North Dakota	174 million
South Dakota	146 million
Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Soybean meal is predominantly consumed by poultry and swine in the U.S. On average, exports of soybean meal account for 20% to 30% of total production.
Soybean oil refineries are also generally located close to soybean processing plants. Oil is shipped throughout the U.S. and for export. The USDA estimates that approximately 60% of domestic oil production is used in food, feed and industrial applications, 32% in biodiesel production, and 8% is exported.
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
Raw Materials and Suppliers
We purchase soybeans for processing from local soybean producers and elevators, of which there has been adequate supply historically. In 2019, producers in South Dakota grew and harvested approximately 146 million bushels, compared to 275 million in 2018, 241 million in 2017, 256 million in 2016, and 236 million bushels in 2015. Of this amount, we processed 33.0 million bushels in 2019, compared to 33.2 million bushels in 2018, 31.6 million in 2017, 31.7 million in 2016, and 29.9 million bushels in 2015. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.
Utilities
Volga, South Dakota
We use natural gas and electricity to operate the crushing and refining plants in Volga, South Dakota. Natural gas is used in the boilers for processing heat and for drying soybeans. NorthWestern Corporation, Sioux Falls, South Dakota, provides for the delivery of natural gas to us on an interruptible basis. We are at risk to adverse price fluctuations in the natural gas market, but we have the capability to use fuel oil and biofuel as a backup for natural gas if delivery is interrupted or market conditions dictate. We also employ forward contracting to offset some of this risk. Our electricity is supplied by the City of Volga, South Dakota.

Miller, South Dakota
We use electricity to operate the mechanical press plant in Miller, South Dakota, as natural gas distribution lines are not located in the area. Our electricity is provided by NorthWestern Corporation, Sioux Falls, South Dakota.
Employees
We currently employ approximately 121 individuals, all but seven of whom are full-time. We have no unions or other collective bargaining agreements.
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
The table presented below represents the percentage of sales by quantity of product sold within various markets for 2019.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil
Local	44%	36%	26%
Other U.S. States	25%	58%	69%
Export	31%	6%	5%
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
We were the only operating soybean processing plants in South Dakota until last year. In the summer of 2019, AGP completed construction and began operating a new processing plant in northeast South Dakota. This plant could intensify the competition for the purchase of soybeans in certain areas of South Dakota from which we now purchase as well as the sale of our products throughout our trade area. Our processing facilities represent approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. We continue to maintain our competitive position in the market by producing high quality products and operating highly efficient operations at the lowest possible cost. Adding value to our products is a consistent objective. Most recently, for example, we invested in Prairie AquaTech, LLC and its various affiliates, an early-stage company engaged in the research and development of high quality protein ingredients derived from soybeans, The investment culminated this past summer (2019) in the construction and operation of a new production facility adjacent to our Volga plant.
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
We are subject to global and regional economic downturns and risks relating to turmoil in global financial markets. The level of demand for our products is increasingly affected by regional and global demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities which could adversely affect our business and results of operations. Additionally, weak global economic conditions and turmoil in global financial markets, including constraints on the availability of credit, have in the past adversely affected, and may in the future continue to adversely affect, the financial condition and creditworthiness of some of our customers, suppliers and other counterparties which in turn may negatively impact our business. Any deterioration in economic conditions due to the current coronavirus concerns originating in China, could negatively impact our supply of soybeans and customers, which could negatively impact our ability to market and sell our products and our business.
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
We operate in an intensely competitive industry and we may not be able to continue to compete effectively. We may not be able to continue to successfully penetrate the markets for our products. The soybean processing business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the products we sell. We compete with other soybean processors such as Archer-Daniels Midland (ADM), Cargill, Bunge, and Ag Processing (AGP), among others, all of which are capable of producing significantly greater quantities of soybean products than we do, and may achieve higher operating efficiencies and lower costs due to their scale. A new processing plant owned by AGP in northeast South Dakota could increase the competition for soybeans and adversely affect our business.
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
Increases in the production of soybean meal or oil could result in lower prices for soybean meal or oil and have other adverse effects. Existing soybean processing and refining plants could construct additions to increase their production, and new soybean processing and refining plants could be constructed as well. AGP's new processing plant, for example, in northeast South Dakota, was built and became operational in the summer of 2019. If there is not a corresponding increase in the demand for soybean meal and oil, or if the increased demand is not significant, the increased production of soybean meal and oil may lead to lower prices for soybean meal and oil. The increased production of soybean meal and oil could have other adverse effects as well. The increased production of soybean meal and oil could result in increased demand for soybeans, in turn leading to higher prices for soybeans, resulting in higher costs of production and lower profits.
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
We are subject to industry-specific risks that could adversely affect our operating results. These risks include, but are not limited to, product quality or contamination; shifting consumer preferences; federal, state, and local food processing regulations; socially unacceptable farming practices; environmental, health and safety regulations; and customer product liability claims. Any liability resulting from these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by us. The occurrence of any of the matters described above could adversely affect our revenues and operating results. Our products are used as ingredients in livestock and poultry feed. Thus, we are subject to risks associated with the outbreak of disease in livestock and poultry, including, but not limited to, African Swine Fever (ASF), mad-cow disease and avian influenza. The outbreak of disease could adversely affect demand for our products used as ingredients in livestock and poultry feed. A decrease in demand for these products could adversely affect our revenues and operating results.
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
Item 4. Mine Safety Disclosures.
None.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of December 31, 2019 and March 1, 2020, there were 2,207 members of record and a total of 30,419,000 Class A capital units issued and outstanding. We did not make any repurchases of Class A units during the fiscal year 2019 .
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

Our qualified matching service is operated through www.AgStockTrade.com, an SEC-registered and regulated Alternative Trading Service which is owned and operated by Variable Investment Advisors, Inc., Sioux Falls, South Dakota, a registered broker-dealer with the SEC, FINRA, and various states. The following table contains historical information by quarter for the past two years regarding the matching of capital units through the qualified matching service:

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Matched
First Quarter 2018	$3.30	$3.43	$3.39	60,000
Second Quarter 2018	$3.37	$4.42	$3.40	78,500
Third Quarter 2018	$3.19	$3.23	$3.20	33,000
Fourth Quarter 2018	$3.20	$3.38	$3.28	37,500
First Quarter 2019	$3.24	$3.44	$3.30	95,000
Second Quarter 2019	$3.48	$3.75	$3.60	59,000
Third Quarter 2019	$3.75	$3.77	$3.76	17,500
Fourth Quarter 2019	$3.50	$3.60	$3.54	34,000

(1)	The qualified matching service rules prohibit firm bids; therefore, the prices reflect actual sale prices of the capital units.
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
Distributions to Members
We issued to our members a cash distribution of $15.2 million (50.0¢ per capital unit) and $5.1 million (16.7¢ per capital unit) in the years ended December 31, 2019 and 2018, respectively. On January 21, 2020, our board of managers approved a cash distribution to our members of approximately $6.7 million (22.0¢ per capital unit), which was issued to our members on or about February 7, 2020. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement and distribution policy. Distributions are also subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.

Item 6. Selected Financial Data.
The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Eide Bailly LLP.

	2019	2018	2017	2016	2015
Bushels processed	33,045,418	33,232,663	31,577,132	31,735,399	29,923,155
Statement of Operations Data:
Revenues	$371,275,766	$391,764,683	$375,759,337	$377,931,693	$367,560,428
Costs & expenses:
Cost of goods sold	(356,475,930)	(362,601,571)	(364,150,130)	(363,829,609)	(342,658,664)
Operating expenses	(3,624,306)	(3,834,845)	(3,211,255)	(3,441,446)	(3,567,038)
Operating profit (loss)	11,175,530	25,328,267	8,397,952	10,660,638	21,334,726
Non-operating income (loss)	723,812	1,448,980	(1,171,034)	2,340,072	2,168,860
Interest expense	(919,157)	(897,942)	(457,909)	(413,863)	(551,180)
Income tax benefit (expense)	(600)	(1,960)	(1,941)	6,209	(570)
Income (loss) from continuing operations	10,979,585	25,877,345	6,767,068	12,593,056	22,951,836
Gain (loss) on discontinued operations	—	—	—	—	—
Net income (loss)	$10,979,585	$25,877,345	$6,767,068	$12,593,056	$22,951,836
Weighted average capital units outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net income (loss) per capital unit	$0.361	$0.851	$0.222	$0.414	$0.755
Balance Sheet Data:
Working capital	$21,322,260	$19,425,996	$15,668,312	$21,794,589	$28,143,049
Net property, plant & equipment	64,517,204	59,068,014	55,531,308	44,751,140	40,921,077
Total assets	158,104,992	144,854,183	123,216,647	121,240,557	122,914,781
Long-term obligations	15,307,727	5,796,382	5,102,818	724,035	787,096
Members’ equity	85,947,333	90,177,248	69,375,206	72,052,927	74,508,352
Other Data:
Capital expenditures	$10,066,719	$8,026,131	$14,494,447	$7,065,332	5,225,636
Distributions to members	$15,209,500	$5,075,303	$9,444,789	$15,048,481	$15,048,481
Distributions to members per capital unit	$0.500	$0.167	$0.310	$0.495	$0.495
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
Overview and Executive Summary
In 2019, we recorded a net income of $11.0 million, compared to our record breaking profit of $25.9 million in 2018. The $14.9 million decrease in profit is the result of several factors including adverse weather, increased soybean processing in the U.S. and increased production costs.

Heavy snow and rainfall during the spring of 2019 caused severe flooding in our area. Local farmers were forced to delay planting or elected to reduce planting or not plant at all, which left a significant number of unplanted fields in South Dakota. According to the USDA, South Dakota's soybean production decreased from 275 million bushels in 2018 to only 146 million in 2019. As a result, fewer soybeans were available to purchase, leading to increases in soybean prices, deteriorating soybean crush margins.
In addition, China's implementation of a 25% tariff on U.S. soybeans in May 2018 effectively halted soybean exports to China. This in turn shifted China to purchase soybeans from other countries such as Brazil and Argentina. Since China does not typically purchase or import soybean meal or oil, soybean meal and oil prices did not decrease at the same rate as soybeans, leading to unprecedented board crush levels in 2018. In 2019, however, U.S. soybean processing facilities, in effort to capitalize on high crushing margins, increased their production capacity, which returned margins to historically average levels.
Production cost increases were caused by a longer than expected annual maintenance shutdown at our Volga facility in August 2019. During the shutdown, we had to make extensive repairs and replace various process equipment. As a result, maintenance expenses, which are part of production costs, increased by approximately $3.1 million in 2019.
Looking forward, we anticipate that it will be difficult to find and purchase soybeans at reasonable prices until this fall's harvest. This has forced us to search for soybeans outside of our normal region and pay in terms of price, narrowing our profit margins in the process. The quality of soybeans is an issue as well. The wet growing season has meant additional drying time for soybeans before processing, reducing our crush capacity and negatively impacting our margins. Yet there is some good news to report. Hog inventory numbers in South Dakota have increased steadily and improved local demand for soybean meal. In addition, oil demand has remained strong due to the renewed biodiesel producers' tax credit.
We continue to experience modest growth in demand for non-GMO products. Although non-GMO products are only a tiny fraction of our overall production, the non-GMO market is well-suited for our Miller facility given its smaller size. We are also taking strategic steps to secure our market and customers, understanding there will be increased processing capacity from competitors across the United States, including some in South Dakota.
Results of Operations
Comparison of Years Ended December 31, 2019 and 2018

	Year Ended December 31, 2019		Year Ended December 31, 2018
	$	% of Revenue	$	% of Revenue
Revenue	$371,275,766	100.0	$391,764,683	100.0
Cost of revenues	(356,475,930)	(96.0)	(362,601,571)	(92.6)
Operating expenses	(3,624,306)	(1.0)	(3,834,845)	(1.0)
Other income (expense)	(195,345)	(0.1)	551,038	0.1
Income tax (expense), net	(600)	—	(1,960)	—
Net income (loss)	$10,979,585	3.0	$25,877,345	6.6
Revenue – Revenue decreased $20.5 million, or 5.2%, for the year ended December 31, 2019, compared to the same period in 2018. The decrease in revenues is primarily due to a 7.0% decrease in the average sales price of soybean meal. Soybean meal prices were affected by increased production of U.S. soybeans during the year ended December 31, 2019, compared to the same period in 2018. Due to a record sized soybean crop in the fall of 2018 and the trade dispute with China, soybean processors in the U.S. operated at full capacity, and in some cases increased capacity, in effort to maximize margins.
Gross Profit/Loss – Gross profit decreased $14.4 million, or 49.3%, during 2019, compared to 2018. The decrease in gross profit is primarily due to adverse weather conditions in our soybean procurement area, increased soybean processing in the U.S., and increased maintenance costs. Severe flooding arising from heavy snow and rainfall in the spring of 2019 caused local farmers to delay, reduce planting or elect not to plant at all. Consequently, soybean production in South Dakota decreased approximately 47% from 2018 to 2019, which increased soybean prices and narrowed soybean crush margins.
China further impacted gross profit. In May 2018, China implemented a 25% tariff on U.S. soybeans effectively halting soybean exports from the U.S. to China. China subsequently shifted soybean purchases to other countries such as Brazil and Argentina. Since China does not typically purchase or import soybean meal or oil, soybean meal and oil prices did not decrease at the same rate as soybeans, resulting in unprecedented board crush levels in 2018. By 2019, however, U.S. soybean processing facilities, in effort to capitalize on high crushing margins, increased their production capacity, which returned crush margins to historically average levels.
Maintenance expenses also adversely affected margins. Our Volga facility completed its regularly scheduled annual maintenance shutdown in August 2019. Unfortunately, the shutdown was approximately twice as long in duration than in previous years due to extensive and necessary repairs and replacement of various process equipment. As a result, maintenance expenses increased by approximately $3.1 million in 2019, compared to 2018.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $211,000, or 5.5%, for the year ended December 31, 2019, compared to 2018. The decrease is primarily due to a decrease in personnel costs.
Interest Expense – Interest expense increased $21,000, or 2.4%, for the year ended December 31, 2019, compared to the same period in 2018. The increase in interest expense is due primarily to an increase in borrowings from our lines of credit. During the year ended December 31, 2019, the average debt level was approximately $19.1 million, compared to $18.8 million in 2018.
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, decreased $725,000, or 50.0%, for the year ended December 31, 2019, compared to the same period in 2018. The decrease was primarily due to a $310,000 deterioration on gains (losses) on sale of property and equipment and an $184,000 decrease in compensation for management services. In 2019, we recorded $64,000 in losses on the sale of property and equipment, compared to a $246,000 gain during 2018. In April 2018, we entered into two agreements with Prairie AquaTech Manufacturing, LLC for a total of $1.72 million to perform various management and construction management services. During the year ended December 31, 2019, we recognized income of $759,000 from these two agreements, compared to $943,000 during the same period in 2018.
Net Income/Loss – We generated a net income of $11.0 million during the year ended December 31, 2019, compared to $25.9 million during the same period in 2018. The $14.9 million decrease in net income is primarily attributable to a decrease in revenues and gross profit.
Comparison of Years Ended December 31, 2018 and 2017

	Year Ended December 31, 2018		Year Ended December 31, 2017
	$	% of Revenue	$	% of Revenue
Revenue	$391,764,683	100.0	$375,759,337	100.0
Cost of revenues	(362,601,571)	(92.6)	(364,150,130)	(96.9)
Operating expenses	(3,834,845)	(1.0)	(3,211,255)	(0.9)
Other income (expense)	551,038	0.1	(1,628,943)	(0.4)
Income tax (expense), net	(1,960)	—	(1,941)	—
Net income (loss)	$25,877,345	6.6	$6,767,068	1.8
Revenue – Revenue increased $16.0 million, or 4.3%, for the year ended December 31, 2018, compared to the same period in 2017. The increase in revenues is primarily due to a 5.2% increase in the quantity of soybeans processed,which in turn increased our product sales volume. The increase in production is largely the result of recent capital improvements to expand processing capacity, reduce plant operation downtime and improve overall efficiency.
Gross Profit/Loss – Gross profit increased $17.6 million, or 151.2%, during the year ended December 31, 2018, compared to the same period in 2017. The increase in gross profit is primarily due to two factors, the effect of a severe drought in Argentina and the threat and imposition of tariffs by China on the U.S. soybean export market. The drought in Argentina, a country responsible for almost 30% of the world's soybean meal exports, shifted demand for meal to the U.S. and allowed producers like us to benefit from increased export opportunities. The threat and imposition of tariffs by China on U.S. soybeans resulted in a decrease in U.S. soybean prices, which improved processing margins for our products.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $624,000, or 19.4%, for the year ended December 31, 2018, compared to 2017. The increase is primarily due to an increase in personnel costs.
Interest Expense – Interest expense increased $440,000, or 96.1%, for the year ended December 31, 2018, compared to the same period in 2017. The increase in interest expense is due primarily to an increase in interest rates on our senior debt with CoBank and increased borrowings, which resulted from an increase in capital investments. As of December 31, 2018, the interest rate on our revolving log-term loan was 4.96%, compared to 4.02% as of December 31, 2017. The average debt level during the year ended December 31, 2018 was approximately $18.8 million, compared to $10.6 million for the same period in 2017.
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, improved $2.6 million, or 223.7%, for the year ended December 31, 2018, compared to the same period in 2017. On November 21, 2017, we sold our remaining equity interest in Minnesota Soybean Processors (MnSP) for $3.2 million, which resulted in a loss of approximately $1.5 million, compared to $0 in 2018.
Net Income/Loss – During the year ended December 31, 2018, we generated a net income of $25.9 million, compared to $6.8 million during the same period in 2017. The $19.1 million increase in net income is primarily attributable to an increase in gross profit associated with an increase in soybean processing, improved soybean meal value and reduced soybean costs.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2019, we had working capital, defined as current assets less current liabilities, of approximately $21.3 million, compared to working capital of $19.4 million on December 31, 2018. Working capital increased between periods primarily due to net income in 2019. Based on our current plans, we believe that we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Years Ended December 31, 2019 and 2018

	2019	2018
Net cash from (used for) operating activities	$(3,347,017)	$30,477,437
Net cash (used for) investing activities	(9,968,606)	(13,765,561)
Net cash from (used for) financing activities	6,743,222	(10,198,317)
Cash Flows From (Used For) Operating Activities
The $33.8 million change in cash flows provided by (used for) from operating activities is primarily attributed to a $14.9 million decrease in net income and a $7.8 increase in inventory in 2019, compared to a $1.3 million decrease in 2018. We increased crude oil inventory mainly due to complications starting up our refinery after the plant maintenance shutdown in August 2019.
Cash Flows From (Used For) Investing Activity
The $3.8 million decrease in cash flows used for investing activities between 2018 and 2019 was due to a decrease in investments in 2019, offset by an increase in capital improvements in 2019. In 2018, we made an equity investment of $6.3 million in Prairie AquaTech, LLC and its affiliates, compared to $0 in 2019. In 2019, however, we spent approximately $10.1 million on capital improvements to help improve the quality and efficiency of operations, compared to $8.0 million in 2018.

Cash Flows From (Used For) Financing Activity
The $16.9 change in cash flows provided by (used for) financing activities is due to a $22.2 million change in net proceeds (payments) on borrowings from our credit facilities in 2019, compared to the same period in 2018. In 2019, net proceeds from borrowings was $17.7 million, compared to $4.5 million in net payments on borrowings in 2018. The change in net proceeds (payments) on borrowings was partially offset by a $10.1 million increase in cash distributions to members in 2019, compared to 2018.
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
Cash Flows From (Used For) Investing Activity
Cash flows used for investing activities increased approximately $2.6 million in 2018, compared to 2017, primarily due to a $6.3 million increase in investments and a $3.3 million decrease in proceeds from the sale of our cooperative investments. In 2018, we invested $6.3 million in Prairie AquaTech, LLC and its affiliates, compared to $0 in 2017. We also received $0.0 from the sales of cooperative investments in 2018, compared to $3.3 million from the sale of our remaining ownership interest in Minnesota Soybean Processors (MnSP), Brewster, Minnesota, in 2017. Partially offsetting the increases in cash used for investing activities was a $6.5 million reduction on capital improvements in 2018, compared to 2017. We spent approximately $8.0 million on capital improvements in 2018, compared to $14.5 million in 2017.
Cash Flows From (Used For) Financing Activity
The $3.0 increase in cash flows used for financing activities is principally due to a $7.3 million change in net proceeds (payments) on borrowings from our credit facilities in 2018, compared to the same period in 2017. In 2018, we had $5.1 million in net payments on borrowings, compared to $2.2 million in net proceeds from borrowings in 2017. Partially offsetting the change in net proceeds (payments) on borrowings is a $4.4 million decrease in cash distributions to members in 2018.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Prior to the amendments described below, we could borrow funds on this loan as needed up to the credit line maximum, or $16.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The amount available for borrowing continually decreases by $2.0 million every six months until the credit line’s maturity on September 20, 2023. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $16.0 million and $0.0 as of December 31, 2019 and 2018, respectively. Under this loan, there were no additional funds available to be borrow as of December 31, 2019.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. Prior to the amendments described below, the maximum we could borrow under this line was $20 million until the loan's maturity on February 1, 2020. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the agreement to avoid the commitment fee. As of December 31, 2019 and 2018, there were advances outstanding on the seasonal loan of $1.7 million and $0.0, respectively. Under this loan, there were $18.3 million in available funds to borrow as of as of December 31, 2019.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 4.24% and 4.96% as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the interest rate on the seasonal loan is 3.99% and 4.71%, respectively. We were in compliance with all covenants and conditions under the loans as of December 31, 2019.
On January 27, 2020, we entered into amendments of our credit agreement, revolving long-term loan, and seasonal loan with CoBank. Under the amendment of our revolving long-term note, the maximum amount that we may borrow is increased from $16 million to $26 million. The amount available for borrowing will still decrease by $2 million every six months beginning on March 20, 2020, however, there will be a scheduled balloon payment for the remaining balance on the loan's maturity date on September 20, 2023. Under the seasonal note, the principal amount that we may borrow is increased from $20 million to $28 million until the loan's maturity on December 1, 2020. All other material items and conditions under the credit agreement, and subsequent amendments to such agreement, remain the same following these amendments.
We also have a loan with the State of South Dakota Department of Transportation in connection with previous improvements made to the railway infrastructure near our soybean processing plant in Volga, South Dakota. Under this loan, we made annual principal and interest payments of $75,500. On the maturity date of this loan, which is June 1, 2020, a balloon payment for the remaining principal balance will be necessary. The principal balance outstanding on this loan was $603,342 and $665,222 as of December 31, 2019 and 2018, respectively.
Capital Expenditures
A total of $10.1 million was made in capital expenditures for property and equipment in 2019, compared to approximately $8.0 million in 2018. Improvements were made to enhance the quality and efficiency of our soybean crushing facility and oil refinery in Volga, South Dakota, and our small oilseed processing plant near Miller, South Dakota. Depending upon our profitability, we anticipate spending between $8.0 million and $12.0 million for capital improvements in 2020, which will be financed from cash flows from operating activities and long-term debt financing.
Off Balance Sheet Financing Arrangements
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$17,817,000	$5,052,000	$8,595,000	$4,170,000	$—

Operating Lease Obligations	6,391,000	2,791,000	3,043,000	354,000	203,000

Total	$24,208,000	$7,843,000	$11,638,000	$4,524,000	$203,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
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
Operating Leases
Effective January 1, 2019, we adopted ASU No. 2016-02 (Leases). The standard requires companies to recognize operating lease assets and liabilities on the balance sheet and disclose key information regarding its leasing arrangements. We elected the package of practical expedients permitted in ASC Topic 842. Accordingly, we accounted for all our leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain leases under Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments, if any, would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, we recognize : (a) a lease liability amount which represents the present value of all remaining lease payments discounted using our incremental borrowing rate at the time of adoption of the respective leases, and (b) a right-of-use asset amount which represents the total lease liability adjusted for any unamortized initial direct costs. We also elected not to recognize and measure any short-term lease, which is a lease that, at the commencement date, has a term of 12 months or less and does not contain an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
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
As of December 31, 2019, we had $603,342 in fixed rate debt and $36 million in variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $360,000 per year.
Item 8. Financial Statements and Supplementary Data.
Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2019, 2018 and 2017.
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
As of December 31, 2019, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment using those criteria, management concluded that, as of December 31, 2019, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.
This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Item 9B. Other Information.
None.
PART III
Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a Definitive Proxy Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2019).
Part IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(a)(1)    Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2019. The financial statements appear on page F-2 of this Report.
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

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended and restated
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate
10.1	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002
10.2	Railroad Car Lease Agreements with Wells Fargo Rail Corporation, dated November 10, 2003 and November 25, 2003 (2)
10.3	Security Agreement with CoBank dated June 17, 2004
10.4	Credit Agreement with CoBank dated December 28, 2016
10.5	Amendment to Credit Agreement with CoBank dated March 28, 2017
10.6	Amendment to Credit Agreement with CoBank dated February 27, 2018
10.7	Amendment to Credit Agreement with CoBank dated January 28, 2020
10.8	Monitored Revolving Credit Supplement dated December 28, 2016
10.9	Amended and Restated Monitored Revolving Credit Supplement dated September 20, 2017
10.10	Amended and Restated Monitored Revolving Credit Supplement dated February 27, 2018
10.11	Amended and Restated Revolving Credit Promissory Note dated November 23, 2018
10.12	Amended and Restated Revolving Credit Promissory Note dated January 28, 2020
10.13	Monitored Revolving Term Loan Supplement dated December 28, 2016
10.14	Amended and Restated Revolving Term Promissory Note dated March 28, 2017
10.15	Amended and Restated Revolving Term Promissory Note dated January 28, 2020
10.16	Thomas Kersting Employment Agreement dated January 1, 2020
10.17	Mark Hyde Employment Agreement dated March 21, 2017
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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
(2) Assigned by General Electric Railcar Services Corporation to Wells Fargo Rail Corporation on August 1, 2016.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	March 17, 2020	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 17, 2020		/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 17, 2020	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 17, 2020	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	March 17, 2020	By	/s/ Ronald Anderson
Ronald Anderson, Manager

Dated:	March 17, 2020	By	/s/ Mark Brown
Mark Brown, Manager

Dated:	March 17, 2020	By	/s/ Wayne Enger
Wayne Enger, Manager

Dated:	March 17, 2020	By	/s/ Gary Goplen
Gary Goplen, Manager

Dated:	March 17, 2020	By	/s/ Jeffrey Hanson
Jeffrey Hanson, Manager

Dated:	March 17, 2020	By	/s/ Kent Howell
Kent Howell, Manager

Dated:	March 17, 2020	By	/s/ Jonathan Kleinjan
Jonathan Kleinjan

Dated:	March 17, 2020	By	/s/ Gary Kruggel
Gary Kruggel, Manager

Dated:	March 17, 2020	By	/s/ Robert Nelsen
Robert Nelsen, Manager

Dated:	March 17, 2020	By	/s/ Maurice Odenbrett
Maurice Odenbrett, Manager

Dated:	March 17, 2020	By	/s/ Michael Reiner
Michael Reiner, Manager

Dated:	March 17, 2020	By	/s/ Doyle Renaas
Doyle Renaas, Manager

Dated:	March 17, 2020	By	/s/ Adam Schindler
Adam Schindler, Manager

Dated:	March 17, 2020	By	/s/ Ned Skinner
Ned Skinner, Manager

Dated:	March 17, 2020	By	/s/ Craig Weber
Craig Weber, Manager

South Dakota Soybean Processors, LLC

Financial Statements

December 31, 2019, 2018, and 2017

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of South Dakota Soybean Processors, LLC (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2019, 2018, and 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Eide Bailly LLP

We have served as South Dakota Soybean Processors, LLC’s auditor since 2008.

Denver, Colorado
March 17, 2020

South Dakota Soybean Processors, LLC
Balance Sheets
December 31, 2019 and 2018
___________________________________________________________________________________________________________________

	2019	2018
Assets
Current assets
Cash and cash equivalents	$624,681	$7,197,082
Trade accounts receivable	24,420,557	20,550,438
Inventories	44,470,052	36,716,014
Margin deposits	6,772,160	2,350,852
Prepaid expenses	1,884,742	1,492,163
Total current assets	78,172,192	68,306,549

Property and equipment	118,363,393	110,314,779
Less accumulated depreciation	(53,846,189)	(51,246,765)
Total property and equipment, net	64,517,204	59,068,014

Other assets
Investments in related parties	7,873,727	8,009,315
Investments in cooperatives	1,562,098	1,552,022
Right-of-use lease asset, net	5,979,771	7,918,283
Total other assets	15,415,596	17,479,620

Total assets	$158,104,992	$144,854,183

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$8,164,752	$3,893,179
Current maturities of long-term debt	4,603,342	61,964
Note payable - seasonal loan	1,743,029	—
Current operating lease liabilities	2,663,967	2,714,928
Accounts payable	4,904,963	2,325,404
Accrued commodity purchases	31,346,533	35,384,390
Accrued expenses	2,900,118	3,697,631
Accrued interest	74,770	10,673
Deferred liabilities - current	448,458	792,384
Total current liabilities	56,849,932	48,880,553

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	11,991,923	593,027
Long-term operating lease liabilities	3,315,804	5,203,355
Total long-term liabilities	15,307,727	5,796,382

Commitments and contingencies (Notes 8, 9, 10, 16 & 18)

Members' equity Class A Units, no par value, 30,419,000 units issued and outstanding	85,947,333	90,177,248

Total liabilities and members' equity	$158,104,992	$144,854,183

 The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Statements of Operations
For the Years Ended December 31, 2019, 2018, and 2017
___________________________________________________________________________________________________________________

	2019	2018	2017

Net revenues	$371,275,766	$391,764,683	$375,759,337

Cost of revenues:
Cost of product sold	289,379,275	298,733,169	305,932,988
Production	30,889,789	27,040,845	24,448,686
Freight and rail	35,572,737	36,157,789	33,101,043
Brokerage fees	634,129	669,768	667,413
Total cost of revenues	356,475,930	362,601,571	364,150,130

Gross profit	14,799,836	29,163,112	11,609,207

Operating expenses:
Administration	3,624,306	3,834,845	3,211,255
Operating income	11,175,530	25,328,267	8,397,952

Other income (expense):
Interest expense	(919,157)	(897,942)	(457,909)
Other non-operating income (expense)	554,356	1,302,722	(1,664,235)
Patronage dividend income	169,456	146,258	493,201
Total other income (expense)	(195,345)	551,038	(1,628,943)

Income before income taxes	10,980,185	25,879,305	6,769,009

Income tax (expense), net	(600)	(1,960)	(1,941)

Net income	$10,979,585	$25,877,345	$6,767,068

Basic and diluted earnings (loss) per capital unit:	$0.36	$0.85	$0.22

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Statements of Changes in Members’ Equity
For the Years Ended December 31, 2019, 2018, and 2017
___________________________________________________________________________________________________________________

	Class A Units
	Units	Amount

Balances, January 1, 2017	30,419,000	$72,052,927

Net income	—	6,767,068

Distribution to members	—	(9,444,789)

Balances, December 31, 2017	30,419,000	69,375,206

Net income	—	25,877,345

Distribution to members	—	(5,075,303)

Balances, December 31, 2018	30,419,000	90,177,248

Net income	—	10,979,585

Distributions to members	—	(15,209,500)

Balances, December 31, 2019	30,419,000	$85,947,333

The accompanying notes are an integral part of these financial statements.

South Dakota Soybean Processors, LLC
Statements of Cash Flows
For the Years Ended December 31, 2019, 2018, and 2017
___________________________________________________________________________________________________________________

	2019	2018	2017
Operating activities
Net income	$10,979,585	$25,877,345	$6,767,068
Charges and credits to net income not affecting cash:
Depreciation and amortization	4,489,614	4,167,715	3,624,962
Loss on sale of investments in cooperatives	—	—	1,451,728
(Gain) loss on sales of property and equipment	64,244	(246,206)	8,527
Loss on equity method investment	135,588	61,198	411,050
Non-cash patronage dividends and interest income	(42,364)	(24,131)	(168,379)
Change in current operating assets and liabilities	(18,973,684)	641,516	(4,697,776)
Net cash (used for) from operating activities	(3,347,017)	30,477,437	7,397,180

Investing activities
Proceeds from investments in cooperatives	—	—	3,258,430
Purchase of investments	—	(6,320,000)	—
Retirement of patronage dividends	32,288	—	—
Proceeds from sales of property and equipment	65,825	580,570	84,188
Purchase of property and equipment	(10,066,719)	(8,026,131)	(14,494,447)
Net cash (used for) investing activities	(9,968,606)	(13,765,561)	(11,151,829)

Financing activities
Change in excess of outstanding checks over bank balances	4,271,573	(601,784)	(2,148,263)
Net (payments) proceeds from seasonal borrowings	1,743,029	—	—
Distributions to members	(15,209,500)	(5,075,303)	(9,444,789)
Payments for debt issue costs	—	(10,500)	(14,000)
Proceeds from long-term debt	71,476,467	66,979,124	132,599,815
Principal payments on long-term debt	(55,538,347)	(71,489,854)	(128,209,239)
Net cash from (used for) financing activities	6,743,222	(10,198,317)	(7,216,476)

Net change in cash and cash equivalents	(6,572,401)	6,513,559	(10,971,125)

Cash and cash equivalents, beginning of year	7,197,082	683,523	11,654,648

Cash and cash equivalents, end of year	$624,681	$7,197,082	$683,523

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$855,060	$1,139,549	$727,235

Income taxes	$—	$(21,617)	$46,461

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
Investments
The Company accounts for its equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC, and Prairie AquaTech Investments, LLC using Accounting Standards Update (ASU) No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. All equity securities that do not result in consolidation and are not accounted for under the equity method are measured at fair value with changes therein reflected in net income. We have elected to utilize the measurement alternative for equity investments that do not have readily determinable fair values and measure these investments at cost less any impairment plus or minus observable price changes in orderly transactions.
Prior to October 1, 2019, the Company accounted for its investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to influence management decisions of Prairie AquaTech, LLC, due to its Board position on the Entity's Board of Managers. While the Company still holds its position on that entity's Board of Managers, the Company's ability to influence management decisions has been reduced due to additional quantity of board seats outstanding. Therefore, the Company ceased its accounting for its investment in Prairie AquaTech, LLC under the equity method, and began accounting for the investment using ASU No. 2016-01.
Investments in cooperatives are recorded in a manner similar to equity investments without readily determinable fair values, cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.
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

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The Company reviews its long-lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. If impairment indicators are present and the future cash flows is less than the carrying amount of the assets, values are reduced to the estimated fair value of those assets. The Company did not recognize any impairment on property and equipment during the years ended December 31, 2019, 2018, and 2017.
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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's balance sheets. These customer prepayments totaled $313,347 and $15,042 as of December 31, 2019 and 2018, respectively. All of the $15,042 balance as of December 31, 2018 was recognized as revenue during the year ended December 31, 2019.
The following table presents a disaggregation of revenue from contracts with customers for the years ended December initiated 31, 2019, 2018, and 2017, by product type:

	2019	2018	2017

Soybean meal and hulls	$244,012,663	$257,440,362	$228,685,518
Soybean oil and oil byproducts	127,263,103	134,324,321	147,073,819

Totals	$371,275,766	$391,764,683	$375,759,337
Freight
The Company presents all amounts billed to the customer for freight as a component of net revenue. Costs incurred for freight are reported as a component of cost of revenue.
Advertising costs
Advertising and promotion costs are expensed as incurred. The Company incurred $76,000, $55,000, and $57,000, of advertising costs in the years ended December 31, 2019, 2018, and 2017, respectively.

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
Accounting for derivative instruments and hedging activities
All of the Company’s derivatives are designated as non-hedge derivatives. The futures and options contracts, as well as the interest rate swaps, caps and floors, used by the Company are discussed below. Although the contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments.
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
The Company has evaluated the provisions of FASB ASC 740-10 for uncertain tax positions. As of December 31, 2019 and 2018, the unrecognized tax benefit accrual was zero.
The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.
As of December 31, 2019, the book value of the Company’s net assets exceeds the tax basis of those assets by approximately $19.8 million.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2016.  We currently have no tax years under examination.
Reclassifications
Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or members' equity.
Recent accounting pronouncements
Effective January 1, 2019, the Company adopted ASU No. 2016-02 (Leases). The standard requires companies to recognize operating lease assets and liabilities on the balance sheet and disclose key information regarding its leasing arrangements. The Company has elected the package of practical expedients permitted in ASC Topic 842. Accordingly,

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

the Company accounted for all its leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain leases under Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments, if any, would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, the Company recognized on January 1, 2018 (the beginning of the earliest period presented on the balance sheet): (a) a lease liability of $10.3 million, which represents the present value of the remaining lease payments of $11.0 million, discounted using the Company's incremental borrowing rate at the time of adoption of the respective leases, and (b) a right-of-use asset of $10.3 million, which represents the total lease liability adjusted for any unamortized initial direct costs. The Company also elected not to recognize and measure any short-term lease, which is a lease that, at the commencement date, has a term of 12 months or less and does not contain an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
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
The following table presents the aging analysis of trade receivables as of December 31, 2019 and 2018:

	2019	2018
Past due:
Less than 30 days past due	$4,306,064	$5,362,970
30-59 days past due	341,956	387,670
60-89 days past due	10,302	101,687
Greater than 90 days past due	14,162	84
Total past due	4,672,484	5,852,411
Current	19,748,073	14,698,027
Totals	$24,420,557	$20,550,438
The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of December 31, 2019, 2018, and 2017:

	2019	2018	2017
Balances, beginning of year	$—	$—	$—
Amounts charged (credited) to costs and expenses	—	42,909	—
Additions (deductions)	—	(42,909)	—
Balances, end of year	$—	$—	$—
In general cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
Note 3 - Inventories
 The Company’s inventories consist of the following as of December 31:

	2019	2018
Finished goods	$26,559,194	$21,283,354
Raw materials	17,641,335	15,206,526
Supplies & miscellaneous	269,523	226,134
Totals	$44,470,052	$36,716,014

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
Note 4 - Margin Deposits
The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2019, the Company’s futures contracts all mature within 12 months.
Note 5 - Investments in Related Parties
In 2016, the Company purchased convertible promissory notes from Prairie AquaTech, LLC with face amounts totaling $2.0 million. In 2017, the Company converted these notes, along with $161,563 of accrued interest, into 142,489 Series A Units in Prairie AquaTech, LLC. The units are approximately 8.9% of Prairie AquaTech, LLC's issued and outstanding equity securities.
Prior to October 2019, the Company accounted for the investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to exercise significant influence based on its board position. The Company recognized losses of $135,588, $61,198, and $411,050 in 2019, 2018, and 2017, respectively, which is included in other non-operating income (expense). In October 2019, the Company ceased the accounting for its investment in Prairie AquaTech, LLC under the equity method, and began accounting for the investment at fair value as a result of its decreased ability to exercise significant influence due to an increased quantity of board positions.
On February 20, 2018, the Company invested $5.0 million in Prairie AquaTech Investments, LLC, which is approximately 10.9% of Prairie AquaTech Investments, LLC's issued and outstanding equity securities. A substantial portion of this investment was subsequently invested in Prairie AquaTech Manufacturing, LLC, a company formed to construct and operate the manufacturing facility that produces and sells a high protein feed ingredient derived from agricultural products such as soybeans. In addition, the Company contributed various construction and management services in exchange for a 3.3% equity interest in Prairie AquaTech Manufacturing, LLC. The remaining portion of the $5.0 million investment in Prairie AquaTech Investments, LLC was made in Prairie AquaTech, LLC, in which the Company previously invested directly in 2016.
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
The Company accounts for the investments in Prairie AquaTech Investments, LLC and Prairie AquaTech Manufacturing, LLC using the fair value method in ASU No. 2016-01. The Company has elected to utilize the measurement alternative for equity investments that do not have readily determinable fair values and measure these investments at their cost less any impairment plus or minus any observable price changes in orderly transactions.
Note 6 - Investments in Cooperatives
The Company’s investments in cooperatives consist of the following at December 31:

	2019	2018

CoBank	$1,562,098	$1,552,022
During 2017, the Company sold its shares in Minnesota Soybean Processors for $3,258,180 resulting in a loss of $1,451,978.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 7 - Property and Equipment
The following is a summary of property and equipment at December 31:

	2019			2018
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,158,383	(613,295)	1,545,088	1,556,183
Buildings and improvements	22,294,006	(9,486,162)	12,807,844	12,588,664
Machinery and equipment	84,180,577	(42,700,456)	41,480,121	38,513,796
Railroad cars	1,238,508	(30,963)	1,207,545	1,232,315
Company vehicles	146,754	(110,722)	36,032	16,307
Furniture and fixtures	1,363,744	(904,591)	459,153	543,801
Construction in progress	6,465,095	—	6,465,095	4,100,622
Totals	$118,363,393	$(53,846,189)	$64,517,204	$59,068,014
Depreciation of property and equipment amounts to $4,487,460, $4,155,061, and $3,621,564 for the years ended December 31, 2019, 2018, and 2017, respectively.
Note 8 - Notes Payable - Seasonal Loan
Prior to the amendment described in Note 19, the Company had entered into a revolving credit agreement with CoBank which expires February 1, 2020. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $20 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (3.99% at December 31, 2019).The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $1,743,029 and $0 at December 31, 2019 and 2018, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $18.3 million as of December 31, 2019.
Note 9 - Long-Term Debt
The following is a summary of the Company's long-term debt at December 31, 2019 and 2018:

	2019	2018
Revolving term loan from CoBank, interest at variable rates (4.24% and 4.96% at December 31, 2019 and 2018, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$16,000,000	$—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	603,342	665,222
Total debt before current maturities and debt issuance costs	16,603,342	665,222
Less current maturities	(4,603,342)	(61,964)
Less debt issuance costs, net of amortization of $5,923 and $3,769 as of December 31, 2019 and 2018, respectively	(8,077)	(10,231)

Totals	$11,991,923	$593,027
Prior to the amendments described in Note 19, the Company entered into an agreement as of March 28, 2017 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $24,000,000 on the revolving term loan with a variable effective interest rate of 4.24%. The available commitment decreases in scheduled periodic increments of $2,000,000 every six months starting March 20, 2018 until maturity on September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $14,000 paid by the Company on this amendment will be amortized over the term of the loan. The

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

principal balance outstanding on the revolving term loan was $16.0 million and $0 as of December 31, 2019 and 2018, respectively. There were no remaining commitments available to borrow on the revolving term loan as of December 31, 2019.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2019.
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
The following are minimum principal payments on long-term debt obligations for the years ended December 31:

2020	$4,603,342
2021	4,000,000
2022	4,000,000
2023	4,000,000
Total	$16,603,342
Note 10 - Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $3,086,823, $3,132,935, and $3,310,326 for the years ended December 31, 2019, 2018, and 2017, respectively.
The following is a schedule of the Company's operating leases for railcars as of December 31, 2019:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	30	7/1/2015	6/30/2021	$30,780
Andersons Railcar Leasing Co.	10	7/1/2018	6/30/2023	5,000
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
GATX Corporation	15	7/1/2017	6/30/2020	4,500
Midwest Railcar Corporation	64	1/1/2015	12/31/2021	27,200
Trinity Capital	88	8/1/2002	7/31/2020	33,704
Trinity Capital	29	12/1/2015	11/30/2020	28,536
Trinity Capital	20	10/1/2015	9/30/2020	13,600
Wells Fargo Rail	112	8/1/2017	7/31/2022	52,557
Wells Fargo Rail	107	1/1/2018	12/31/2022	35,845
Wells Fargo Rail	7	1/1/2004	12/31/2021	2,926
Wells Fargo Rail	15	1/1/2004	12/31/2021	5,850
Wells Fargo Rail	8	1/1/2015	12/31/2021	3,600

Totals	525			$255,398

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,912. Rental expense under these other operating leases was $56,322, $58,954, and $46,771, for the years ended December 31, 2019, 2018, and 2017, respectively.
Operating leases are included in right-to-use lease assets, current operating lease liabilities, and long-term lease liabilities on the Company's balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company's secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our statements of operations for the years ended December 31, 2019, 2018, and 2017 were as follows:

	2019	2018	2017
Cost of revenues - Freight and rail	$3,086,823	$3,132,935	$3,310,326
Cost of revenues - Production	43,783	47,496	37,756
Administration expenses	12,539	11,458	9,015
Total operating lease costs	$3,143,145	$3,191,889	$3,357,097
The following summarizes the supplemental cash flow information for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017
Cash paid for amounts included in measurement of lease liabilities	$3,019,990	$2,930,721	$2,047,875

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$809,916	$457,856	$2,141,091
The following summarizes the weighted-average remaining lease term and weighted-average discount rate:

December 31, 2019
Weighted-average remaining lease term - operating leases (in years)	2.9
Weighted-average discount rate - operating leases	3.8%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of December 31, 2019:

	Railcars	Other	Total
Year ended December 31:
2020	$2,747,364	$43,636	$2,791,000
2021	1,916,017	40,211	1,956,228
2022	1,046,197	40,211	1,086,408
2023	165,600	32,757	198,357
2024	135,600	20,505	156,105
Thereafter	203,400	—	203,400
Total lease payments	6,214,178	177,320	6,391,498
Less amount of lease payments representing interest	(393,513)	(18,214)	(411,727)
Total present value of lease payments	$5,820,665	$159,106	$5,979,771

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 11 - Employee Benefit Plans
The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of an employee's contributed earnings. The amounts charged to expense under this plan were approximately $186,000, $210,000, and $163,000 for the years ended December 31, 2019, 2018, and 2017, respectively.
The Company's Board of Managers approved payment of a profit-based incentive bonus to be awarded to eligible employees following the close of each fiscal year. The Board has allocated approximately 4.6% of profits over $2 million to fund this benefit. Individual amounts are based upon criteria determined by a formula that considers current pay, level of responsibility, and impact on profits of each position. The amounts charged to expense under this incentive were approximately $442,000, $1,161,000, and $291,000 for the years ended December 31, 2019, 2018, and 2017, respectively.
Note 12 - Cash Flow Information
The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2019	2018	2017
(Increase) decrease in assets:
Trade accounts receivable	$(3,870,119)	$(749,792)	$551,935
Inventories	(7,754,038)	1,250,073	(5,572,666)
Margin account deposit	(4,421,308)	2,026,900	(1,976,860)
Prepaid expenses	(392,579)	86,764	(122,285)
	(16,438,044)	2,613,945	(7,119,876)

	2019	2018	2017
Increase (decrease) in liabilities:
Accounts payable	2,579,559	392,646	475,956
Accrued commodity purchases	(4,037,857)	(2,258,421)	1,954,659
Accrued expenses and interest	(733,416)	1,362,624	(236,732)
Deferred liabilities	(343,926)	(1,469,278)	228,217
	(2,535,640)	(1,972,429)	2,422,100

Totals	$(18,973,684)	$641,516	$(4,697,776)
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
As of December 31, 2019 and 2018, the value of the Company’s open futures, options and forward contracts was approximately $(5,955,928) and $802,770, respectively.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

		Amounts As of December 31, 2019
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,320,161	$8,930,683
Foreign exchange contracts	Current Assets	29,696	27,582
Interest rate caps and floors	Current Liabilities	—	347,520
Totals		$3,349,857	$9,305,785

		Amounts As of December 31, 2018
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,696,540	$2,722,830
Foreign exchange contracts	Current Assets	129,258	100,730
Interest rate caps and floors	Current Liabilities	—	199,468
Totals		$3,825,798	$3,023,028
During the years ended December 31, 2019, 2018, and 2017, net realized and unrealized gains (losses) on derivative transactions were recognized in the statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the Year Ending December 31:
	2019	2018	2017
Derivatives not designated as hedging instruments:
Commodity contracts	$(4,057,389)	$8,594,290	$5,302,090
Foreign exchange contracts	54,966	(29,269)	109,211
Interest rate swaps, caps and floors	(148,053)	105,155	(1,323)
Totals	$(4,150,476)	$8,670,176	$5,409,978
The Company recorded gains (losses) of $(4,150,476), $8,670,176, and $5,409,978 in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2019, 2018, and 2017, respectively.
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

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

•
Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

The following tables set forth financial assets and liabilities measured at fair value in the balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2019 and 2018:

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(5,610,521)	$49,717,733	$—	$44,107,212
Margin deposits	$6,772,160	$—	$—	$6,772,160

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial Assets:
Inventory	$973,710	$35,338,531	$—	$36,312,241
Margin deposits	$2,350,852	$—	$—	$2,350,852
In accordance with ASC 825, Financial Instruments, the Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in the area. This market adjustment caused a negative balance in the Level 1 inventory amount as of December 31, 2019.
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
Note 15 - Related Party Transactions
The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $1,582,064, $314,420, and $138,442 during the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019 and 2018, Prairie AquaTech, LLC owed the Company $104,947 and $18,540, respectively.
The Company has entered into agreements with Prairie AquaTech Manufacturing, LLC to perform various management services and to serve as the owner's representative during the construction of its new manufacturing facility adjacent to the Company's plant in Volga, South Dakota. The Company received a total of $1.72 million in compensation for those services, which was recorded in deferred liabilities on the Company's balance sheet. As of December 31, 2019 and 2018, the balance remaining in deferred liabilities was $101,111 and $777,342, respectively. The Company recognized revenues from management services of $758,931 and $942,658 during the years ended December 31, 2019 and 2018, respectively.

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

On May 15, 2018, the Company sold to Prairie AquaTech Manufacturing, LLC approximately 8 acres of land adjacent to the Company's facility in Volga, South Dakota, for $300,000. The land was used for the construction and operation of the manufacturing facility described above.
Note 16 - Business Credit Risk and Concentrations
The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables were $24,417,969 and $20,521,900 at December 31, 2019 and 2018, respectively.
Soybean meal sales accounted for approximately 63%, 64%, and 59% of total revenues for the years ended December 31, 2019, 2018, and 2017, respectively. Soybean oil sales represented approximately 33%, 33%, and 38% of total revenues for the years ended December 31, 2019, 2018, and 2017, respectively.
Net revenue by geographic area for the years ended December 31, 2019, 2018, and 2017 are as follows:

	2019	2018	2017
United States	$296,767,276	$306,474,381	$300,879,962
Canada	74,508,490	85,290,302	74,879,375
Totals	$371,275,766	$391,764,683	$375,759,337
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
On February 5, 2019, the Company's Board of Managers approved a cash distribution of approximately $15.2 million, or 50.0 cents per capital unit. The distribution was paid in accordance with the Company's operating agreement and distribution policy on February 7, 2019.
Note 18 - Commitments and Contingencies
As of December 31, 2019, the Company had unpaid commitments of approximately $76,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2020.
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
On January 21, 2020, the Company’s Board of Managers declared a cash distribution to its members of approximately $6.7 million. The distribution was issued and paid to members on February 7, 2020 in accordance with the Company's operating agreement and distribution policy.
On January 27, 2020, the Company entered into an amendment of the seasonal loan and revolving term loan agreements with CoBank. Under the seasonal loan, the maximum amount that the Company may borrow is increased

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

from $20 million to $28 million until the loan matures on December 1, 2020. Under the revolving term loan, the amount that the Company may borrow is increased from $16 million to $26 million. The amount available for borrowing on the revolving term loan, however, will decrease by $2 million every six months beginning on March 20, 2020, with a scheduled balloon payment for the remaining balance on the loan's maturity date of September 20, 2023. All other material items and conditions under the seasonal loan and revolving term loan agreements remain unchanged following these amendments.