Form 10-Q
period 2020-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2020-05-08
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for company with an new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐    Yes       ☒    No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes   ☐  No   ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 7, 2020, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
March 31, 2020 and 2019

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$359,863	$624,681
Trade accounts receivable	22,213,649	24,420,557
Inventories	58,983,957	44,470,052
Margin deposits	6,014,327	6,772,160
Prepaid expenses	1,336,886	1,884,742
Total current assets	88,908,682	78,172,192

Property and equipment	120,211,415	118,363,393
Less accumulated depreciation	(55,016,671)	(53,846,189)
Total property and equipment, net	65,194,744	64,517,204

Other assets
Investments in related parties	8,278,056	7,873,727
Investments in cooperatives	1,539,293	1,562,098
Right-of-use lease asset, net	8,556,570	5,979,771
Total other assets	18,373,919	15,415,596

Total assets	$172,477,345	$158,104,992
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	March 31, 2020	December 31, 2019
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$5,549,105	$8,164,752
Current maturities of long-term debt	4,603,342	4,603,342
Note payable - seasonal loan	19,715,804	1,743,029
Current operating lease liabilities	5,746,084	2,663,967
Accounts payable	641,640	4,904,963
Accrued commodity purchases	29,577,348	31,346,533
Accrued expenses	3,278,171	2,900,118
Accrued interest	123,869	74,770
Deferred liabilities - current	970,344	448,458
Total current liabilities	70,205,707	56,849,932

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	19,982,916	11,991,923
Long-term operating lease liabilities	2,810,486	3,315,804
Total long-term liabilities	22,793,402	15,307,727

Commitments and contingencies (Notes 6, 7, 8, and 13)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at March 31, 2020 and December 31, 2019	79,478,236	85,947,333

Total liabilities and members' equity	$172,477,345	$158,104,992

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2020 and 2019

	2020	2019

Net revenues	$98,723,412	$91,966,807

Cost of revenues:
Cost of product sold	80,200,506	71,348,550
Production	7,423,370	6,872,980
Freight and rail	9,211,835	8,115,927
Brokerage fees	163,238	169,936
Total cost of revenues	96,998,949	86,507,393

Gross profit (loss)	1,724,463	5,459,414

Operating expenses:
Administration	1,024,729	1,005,201

Operating income (loss)	699,734	4,454,213

Other income (expense):
Interest expense	(349,987)	(192,559)
Other non-operating income (expense)	(322,217)	319,367
Patronage dividend income	195,553	169,456
Total other income (expense)	(476,651)	296,264

Income (loss) before income taxes	223,083	4,750,477

Income tax benefit (expense)	—	(600)

Net income (loss)	$223,083	$4,749,877

Basic and diluted earnings (loss) per capital unit	$0.01	$0.16

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Three Months Ended March 31, 2020 and 2019

	Class A Units
	Units	Amount

Balances, December 31, 2018	30,419,000	$90,177,248
Net income	—	4,749,877
Distribution to members	—	(15,209,500)
Balances, March 31, 2019	30,419,000	$79,717,625

Balances, December 31, 2019	30,419,000	$85,947,333
Net income	—	223,083
Distribution to members	—	(6,692,180)
Balances, March 31, 2020	30,419,000	$79,478,236
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2020 and 2019

	2020	2019
Operating activities
Net income (loss)	$223,083	$4,749,877
Charges and credits to net income not affecting cash:
Depreciation and amortization	1,188,309	1,067,591
Net (gain) loss recognized on derivative activities	(5,138,750)	(748,368)
Gain on sales of property and equipment	—	(6,687)
Loss on equity method investment	—	96,228
Non-cash patronage dividends	(43,405)	(42,364)
Change in current assets and liabilities	(10,946,028)	(28,244,480)
Net cash provided by (used for) operating activities	(14,716,791)	(23,128,203)

Investing activities
Purchase of investments	(404,329)	—
Retirement of patronage dividends	66,210	32,288
Proceeds from sales of property and equipment	—	64,800
Purchase of property and equipment	(1,864,856)	(1,413,457)
Net cash provided by (used for) investing activities	(2,202,975)	(1,316,369)

Financing activities
Change in excess of outstanding checks over bank balances	(2,615,647)	4,534,794
Net proceeds (payments) from seasonal borrowings	17,972,775	10,541,986
Distributions to members	(6,692,180)	(15,209,500)
Payments for debt issue costs	(10,000)	—
Proceeds from long-term debt	10,000,000	33,507,717
Principal payments on long-term debt	(2,000,000)	(15,507,717)
Net cash provided by (used for) financing activities	16,654,948	17,867,280

Net change in cash and cash equivalents	(264,818)	(6,577,292)

Cash and cash equivalents, beginning of period	624,681	7,197,082

Cash and cash equivalents, end of period	$359,863	$619,790

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$300,888	$90,005

Income taxes	$—	$—

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
In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The balance sheet data as of December 31, 2019 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2019, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 18, 2020.
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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $811,244 and $313,347 as of March 31, 2020 and December 31, 2019, respectively. Of the $313,347 balance as of December 31, 2019, contract liabilities recognized as revenues were $224,655 for the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company recognized $15,042 of contract liabilities as revenues.
The following table presents a disaggregation of revenue from contracts with customers for the three month periods ended March 31, 2020 and 2019, by product type:

	2020	2019
Soybean meal and hulls	$62,692,880	$59,662,803
Soybean oil and oil byproducts	36,030,532	32,304,004

Totals	$98,723,412	$91,966,807

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Recent accounting pronouncements
Any recent accounting pronouncements are not expected to have a material impact on our condensed financial statements.
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
The following table presents the aging analysis of trade receivables as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Past due:
Less than 30 days past due	$4,231,734	$4,306,064
30-60 days past due	297,961	341,956
60-90 days past due	19,314	10,302
Greater than 90 days past due	23,777	14,162
Total past due	4,572,786	4,672,484
Current	17,640,863	19,748,073

Totals	$22,213,649	$24,420,557
In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
Note 3 -           Inventories
The Company’s inventories consist of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Finished goods	$34,784,325	$26,559,194
Raw materials	23,872,019	17,641,335
Supplies & miscellaneous	327,613	269,523

Totals	$58,983,957	$44,470,052
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at net realizable value.
Note 4 -         Investments in Related Parties
The Company accounts for the investments in Prairie AquaTech, LLC, Prairie AquaTech Investments, LLC and Prairie AquaTech Manufacturing, LLC using the fair value method in ASU No. 2016-01. The Company has elected to utilize the measurement alternative for equity investments that do not have readily determinable fair values and measure these investments at their cost less any impairment plus or minus any observable price changes in orderly transactions.
Prior to October 2019, the Company accounted for its investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to exercise significant influence based on its board position. The Company recognized

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

losses of $0 and $96,228 during the three months ended March 31, 2020 and 2019, respectively, which is included in other non-operating income (expense). In October 2019, the Company ceased the accounting for its investment in Prairie AquaTech, LLC under the equity method, and began accounting for the investment at fair value as a result of its decreased ability to exercise significant influence due to an increased quantity of board positions.
On March 27, 2020, the Company invested in Prairie AquaTech Manufacturing, LLC another $404,329 in cash. The Company also agreed to invest into Prairie AquaTech Manufacturing, LLC an additional $500,000 of soybean meal to be used in the entity's operations.
Note 5 -         Property and Equipment
The following is a summary of the Company's property and equipment at March 31, 2020 and December 31, 2019:

	2020			2019
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,158,383	(646,615)	1,511,768	1,545,088
Buildings and improvements	22,369,519	(9,627,132)	12,742,387	12,807,844
Machinery and equipment	84,278,193	(43,667,603)	40,610,590	41,480,121
Railroad cars	1,238,508	(37,155)	1,201,353	1,207,545
Company vehicles	146,754	(115,026)	31,728	36,032
Furniture and fixtures	1,363,744	(923,140)	440,604	459,153
Construction in progress	8,139,988	—	8,139,988	6,465,095

Totals	$120,211,415	$(55,016,671)	$65,194,744	$64,517,204
Depreciation of property and equipment was $1,187,316 and $1,067,052 for the three months ended March 31, 2020 and 2019, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires December 1, 2020. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company may borrow up to $28 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (3.19% at March 31, 2020). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $19,715,804 and $1,743,029 at March 31, 2020 and December 31, 2019, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $8.3 million as of March 31, 2020.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 7 -         Long-Term Debt
The following is a summary of the Company's long-term debt at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Revolving term loan from CoBank, interest at variable rates (3.44% and 4.24% at March 31, 2020 and December 31, 2019, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$24,000,000	$16,000,000
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matures June 1, 2020.	603,342	603,342
Total debt before debt issuance costs	24,603,342	16,603,342
Less current maturities	(4,603,342)	(4,603,342)
Less debt issuance costs, net of amortization of $6,916 and $5,923 as of March 31, 2020 and December 31, 2019, respectively	(17,084)	(8,077)

Total long-term debt	$19,982,916	$11,991,923
The Company entered into an agreement as of January 28, 2020 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $26,000,000 on the revolving term loan with a variable effective interest rate of 3.44%. The amount available for borrowing on the revolving term loan, however, will decrease by $2,000,000 every six months beginning on March 20, 2020, with a scheduled balloon payment for the remaining balance on the loan's maturity date of September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company on this amendment will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was $24,000,000 and $16,000,000 as of March 31, 2020 and December 31, 2019, respectively. There were no remaining commitments available to borrow on the revolving term loan as of March 31, 2020.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2020.
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
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended March 31:

2021	$4,603,342
2022	4,000,000
2023	4,000,000
2024	12,000,000

Total	$24,603,342

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 8 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $783,210 and $779,119 for the three months ended March 31, 2020 and 2019, respectively.
The following is a schedule of the Company's operating leases for railcars as of March 31, 2020:

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
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-14 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,912. Rental expense under these other operating leases was $7,681 and $7,923 for the three-month periods ended March 31, 2020 and 2019, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company will pay the entity $3,300,000, which is included in current operating lease liabilities on the Company's balance sheet, after the entity's construction of additional storage and handling facilities. The agreement will mature seven years after completion of the construction but includes an additional seven-year renewal period at the sole discretion of the Company.
Operating leases are included in right-to-use lease assets, current operating lease liabilities, and long-term lease liabilities on the condensed balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company's secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the condensed balance sheet.
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three-month periods ended March 31, 2020 and 2019 were as follows:

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	2020	2019

Cost of revenues - Freight and rail	$783,210	$779,119
Cost of revenues - Production	4,364	4,919
Administration expenses	3,317	3,004
Total operating lease costs	$790,891	$787,042
The following summarizes the supplemental cash flow information for the three-month period ended March 31, 2020 and 2019:

	2020	2019

Cash paid for amounts included in measurement of lease liabilities	$777,143	$742,911

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$3,300,000	$—
The following summarizes the weighted-average remaining lease term and weighted-average discount rate:

March 31, 2020

Weighted-average remaining lease-term - operating leases (in years)	2.8

Weighted-average discount rate - operating leases	3.8%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of March 31, 2020:

	Railcars	Other	Total
Twelve-month periods ended March 31:
2021	$2,506,344	$3,342,702	$5,849,046
2022	1,704,949	40,211	1,745,160
2023	780,991	39,782	820,773
2024	150,600	28,389	178,989
2025	135,600	15,248	150,848
Thereafter	169,500	4,943	174,443
Total lease payments	5,447,984	3,471,275	8,919,259
Less amount of lease payments representing interest	(341,420)	(21,269)	(362,689)
Total present value of lease payments	$5,106,564	$3,450,006	$8,556,570
Note 9 -        Member Distribution
On January 21, 2020, the Company’s Board of Managers approved a cash distribution of approximately $6.7 million, or 22.0¢ per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 6, 2020.

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
As of March 31, 2020 and December 31, 2019, the value of the Company’s open futures, options and forward contracts was approximately $902,894 and $(5,955,928), respectively.

		As of March 31, 2020
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$11,995,519	$10,328,034
Foreign exchange contracts	Current Assets	88,120	83,015
Interest rate caps and floors	Current Liabilities	—	769,696

Totals		$12,083,639	$11,180,745

		As of December 31, 2019
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,320,161	$8,930,683
Foreign exchange contracts	Current Assets	29,696	27,582
Interest rate caps and floors	Current Liabilities	—	347,520

Totals		$3,349,857	$9,305,785
During the three-month periods ended March 31, 2020 and 2019, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	2020	2019
Derivatives not designated as hedging instruments:
Commodity contracts	$5,626,229	$741,952
Foreign exchange contracts	(67,997)	36,482
Interest rate swaps, caps and floors	(419,482)	(30,066)

Totals	$5,138,750	$748,368
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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2020 and December 31, 2019:

	Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$1,667,485	$56,871,858	$—	$58,539,343
Margin deposits (deficits)	$6,014,327	$—	$—	$6,014,327

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(5,610,521)	$49,717,733	$—	$44,107,212
Margin deposits	$6,772,160	$—	$—	$6,772,160
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
Note 12 -       Related Party Transactions
The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $2,806 and $108,057 during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

and December 31, 2019, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $7,000 and $104,947, respectively.
The Company has entered into agreements with Prairie AquaTech Manufacturing, LLC to perform various management services and to serve as the owner's representative during the construction of its new manufacturing facility adjacent to the Company's plant in Volga, South Dakota. The Company received a total of $1.72 million in compensation for those services, which was recorded in deferred liabilities on the Company's condensed balance sheet. As of March 31, 2020 and December 31, 2019, the balance remaining in deferred liabilities was $25,278 and $101,111, respectively. The Company recognized revenues from management services of $85,833 and $344,756 during the three months ended March 31, 2020 and 2019, respectively.
Note 13 -       Commitments and Contingencies
As of March 31, 2020, the Company had unpaid commitments of approximately $286,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2020.
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
Note 14 -       Subsequent Event
The Company evaluated all of its activities and, except for the event listed below, concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.
On April 20, 2020, the Company entered into an agreement with the U.S Small Business Administration for a loan of $1.2 million under the Paycheck Protection Program. The loan bears a 1.0% interest rate and matures on April 20, 2022. Principal and interest is due at maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2020, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2019. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2019.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
We reported a net income of $223,000 during the three-month period ended March 31, 2020, compared to $4.7 million during the same period in 2019. The decrease in profitability is due to several factors including increased soybean procurement costs, deterioration in soybean quality, and increased soybean processing capacity by other U.S. processors. During the spring and 2019 growing season, South Dakota experienced excessive rainfall and moisture which resulted in many unplanted fields. The unplanted fields along with a corresponding drop in soybean production forced us to acquire soybeans outside of our typical soybean market, increasing our costs. In addition, the soybeans harvested in 2019 were generally higher in moisture and lower in oil and protein content which decreased our production yield and increased production costs. Processing margins, moreover, were lower than in previous years due to U.S. processors operating at record rates along with new capacity coming on line.
The recent COVID-19 pandemic has created a significant level of uncertainty for the rest of 2020. The pandemic has caused a major disruption to the food supply chain, and consumer habits are changing rapidly. A heavy portion of our customer base on which we rely is in the food industry and with hog producers where we sell soybean oil and meal, respectively. To date, our oil customers have delayed shipments due to a substantial slowdown in the restaurant industry, and our meal customers have reduced shipments due to recent hog processing plant shutdowns. If these trends continue, our result of operations could be materially affected. We are optimistic, however, that these trends are only short-term in nature and that our current operational and marketing positions will allow us to withstand a short-term disruption.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2020 and 2019

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	$	% of Revenue	$	% of Revenue
Revenue	$98,723,412	100.0	$91,966,807	100.0
Cost of revenues	(96,998,949)	(98.3)	(86,507,393)	(94.1)
Operating expenses	(1,024,729)	(1.0)	(1,005,201)	(1.1)
Other income (expense)	(476,651)	(0.5)	296,264	0.3
Income tax benefit (expense)	—	—	(600)	—

Net income	$223,083	0.2	$4,749,877	5.2
Revenue – Revenue increased $6.8 million, or 7.3%, for the three-month period ended March 31, 2020, compared to the same period in 2019. The increase in revenues is primarily due to an 8.9% increase in the average sales price of soybean oil following increased consumption in the biofuels' sector and strong global demand from the food industry prior to the COVID-19 pandemic.
Gross Profit/Loss – Gross profit decreased $3.7 million for the three months ended March 31, 2020, compared to the same period in 2019. The decrease in gross profit is primarily due to adverse weather in our soybean procurement area and increased soybean processing in the U.S. Severe flooding from heavy snow and rainfall in the spring of 2019 caused local farmers to delay or reduce planting, or elect not to plant at all. Consequently, soybean production in South Dakota decreased by nearly 50% from 2018 to 2019, which increased soybean prices and reduced our soybean crush margins. Crush margins were also adversely affected by increased production capacity from soybean processors throughout the U.S. which, after experiencing decent crush margins, increased their production capacity.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, remained relatively constant for the three-month period ended March 31, 2020, compared to the same period in 2019.
Interest Expense – Interest expense increased $157,000, or 81.8%, during the three months ended March 31, 2020, compared to the same period in 2019. The increase in interest expense is due primarily to an increase in borrowings from our lines of credit, as we borrowed more to pay for capital improvements. The average debt level during the three-month period ended March 31, 2020 was approximately $36.6 million, compared to $15.1 million for the same period in 2019. Partially offsetting the increase in borrowings is a decrease in interest rates on our senior debt with CoBank. As of March 31, 2020, the interest rate on our revolving long-term loan was 3.44%, compared to 4.94% as of March 31, 2019.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $615,000 during the three-month period ended March 31, 2020, compared to the same period in 2019. The decrease in other non-operating income is due to a $389,000 increase in losses on our interest rate hedges and a $259,000 decrease in compensation from management services. During the three-month period ended March 31, 2020, losses on interest rate caps and floors totaled $419,000, compared to $30,000 during the same period in 2019. Compensation from management services decreased from 2019 to 2020 due to the completion of construction services for Prairie AquaTech Manufacturing, LLC in 2019.
Net Income/Loss – During the three-month period ended March 31, 2020, we generated a net income of $0.2 million, compared to $4.7 million for the same period in 2019. The $4.5 million decrease is primarily attributable to decreases in gross profit and other non-operating income.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2020, we had working capital, defined as current assets less current liabilities, of approximately $18.7 million, compared to $22.7 million on March 31, 2019. Working capital decreased $4.0 million between periods primarily due to capital expenditures of $10.5 million and a $6.7 million distribution to members. Based on our current plans, we believe that we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Three Months Ended March 31, 2020 and 2019

	2020	2019
Net cash provided by (used for) operating activities	$(14,716,791)	$(23,128,203)
Net cash provided by (used for) investing activities	(2,202,975)	(1,316,369)
Net cash provided by (used for) financing activities	16,654,948	17,867,280
Cash Flows Used For Operations
The $8.4 million decrease in cash flows used for operating activities is due to a $10.9 million decrease in accrued commodity purchases in 2020, compared to the same period in 2019. During the three-month period ended March 31, 2020, we reduced accrued commodity purchases by $1.8 million, compared to $12.7 million during the same period in 2019.
Cash Flows Used For Investing Activities
The $0.9 million increase in cash flows used for investing activities during the three-month period ended March 31, 2020, compared to the same period in 2019, is due to increases in capital improvements and investment purchases. During the three months ended March 31, 2020, we spent approximately $1.9 million on capital improvements to help improve the quality and efficiency of operations, compared to $1.4 million during the same period in 2019. We invested an additional $0.4 million in cash in Prairie AquaTech Manufacturing, LLC, compared to $0 during the same period in 2019.
Cash Flows Provided By (Used For) Financing Activities
The $1.2 million decrease in cash flows provided by financing activities is principally due to an $18.4 million increase in net proceeds on borrowings. During the three months ended March 31, 2020, net proceeds on borrowings increased $23.3 million , compared to $33.1 million during the same period in 2019. Partially offsetting the decrease in borrowings was an $8.5 million decrease in cash distributions to our members. Cash distributions to our members totaled approximately $6.7 million during the three-month period ended March 31, 2020, compared to $15.2 million during the same period in 2019.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $26.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. On March 20, 2020, the available credit line decreased by $2.0 million, and decreases continually by the same amount every six months until the credit line’s maturity on September 20, 2023 at which time there will be a balloon payment for the remaining balance. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $24.0 million and $16.0 million as of March 31, 2020 and December 31, 2019. Under this loan, there were no additional funds available to be borrowed as of March 31, 2020.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. The maximum we may borrow under this credit line is $28 million until the loan's maturity on December 1, 2020. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of March 31, 2020 and December 31, 2019, there were advances outstanding on the seasonal loan of $19.7 million and $1.7 million, respectively. Under this loan, there was $8.3 million in available funds to borrow as of March 31, 2020.

Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 3.44% and 4.24% as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the interest rate on the seasonal loan is 3.19% and 3.99%, respectively. We were in compliance with all covenants and conditions under the loans as of March 31, 2020.
We also have a loan with the State of South Dakota Department of Transportation in connection with previous improvements made to the railway infrastructure near our soybean processing facility in Volga, South Dakota. Under this loan, which matures on June 1, 2020, we make annual principal and interest payments of $75,500. The principal balance outstanding on this loan was $603,342 as of March 31, 2020 and December 31, 2019.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$19,347,000	$5,562,000	$9,360,000	$4,425,000	$—

Operating Lease Obligations	8,914,000	5,849,000	2,566,000	330,000	169,000

Totals	$28,261,000	$11,411,000	$11,926,000	$4,755,000	$169,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of our Financial Statements under Part I, Item 1, for a discussion on the impact, if any, of the recently pronounced accounting standards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
As of March 31, 2020, we had $603,342 in fixed rate debt outstanding and $52 million of variable rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $520,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2020.
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
Item 1A. Risk Factors.
During the quarter ended March 31, 2020, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2019 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	May 7, 2020	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 7, 2020	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)