Form 10-Q
period 2020-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2020-08-10
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 7, 2020, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
June 30, 2020 and 2019

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,814,872	$624,681
Trade accounts receivable	21,199,077	24,420,557
Inventories	58,781,838	44,470,052
Margin deposits	3,492,375	6,772,160
Prepaid expenses	1,596,402	1,884,742
Total current assets	88,884,564	78,172,192

Property and equipment	121,117,799	118,363,393
Less accumulated depreciation	(56,074,844)	(53,846,189)
Total property and equipment, net	65,042,955	64,517,204

Other assets
Investments in related parties	8,331,703	7,873,727
Investments in cooperatives	1,539,293	1,562,098
Right-of-use lease asset, net	8,012,349	5,979,771
Total other assets	17,883,345	15,415,596

Total assets	$171,810,864	$158,104,992
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	June 30, 2020	December 31, 2019
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$4,804,508	$8,164,752
Current maturities of long-term debt	4,534,595	4,603,342
Note payable - seasonal loan	13,154,794	1,743,029
Current operating lease liabilities	5,569,687	2,663,967
Accounts payable	2,084,334	4,904,963
Accrued commodity purchases	30,204,052	31,346,533
Accrued expenses	2,912,028	2,900,118
Accrued interest	85,664	74,770
Deferred liabilities - current	388,449	448,458
Total current liabilities	63,738,111	56,849,932

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	20,665,241	11,991,923
Long-term operating lease liabilities	2,442,662	3,315,804
Total long-term liabilities	23,107,903	15,307,727

Commitments and contingencies (Notes 6, 7, 8, and 13)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at June 30, 2020 and December 31, 2019	84,964,850	85,947,333

Total liabilities and members' equity	$171,810,864	$158,104,992

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2020 and 2019

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net revenues	$93,268,093	$100,331,589	$191,991,505	$192,298,396

Cost of revenues:
Cost of product sold	69,602,276	76,330,505	149,802,782	147,679,055
Production	7,406,999	6,821,032	14,830,369	13,694,012
Freight and rail	9,431,150	10,143,954	18,642,985	18,259,881
Brokerage fees	154,818	159,151	318,056	329,087
Total cost of revenues	86,595,243	93,454,642	183,594,192	179,962,035

Gross profit (loss)	6,672,850	6,876,947	8,397,313	12,336,361

Operating expenses:
Administration	898,767	927,314	1,923,496	1,932,515

Operating income (loss)	5,774,083	5,949,633	6,473,817	10,403,846

Other income (expense):
Interest expense	(308,354)	(267,730)	(658,341)	(460,289)
Other non-operating income (expense)	20,885	100,099	(301,332)	419,466
Patronage dividend income	—	—	195,553	169,456
Total other income (expense)	(287,469)	(167,631)	(764,120)	128,633

Income (loss) before income taxes	5,486,614	5,782,002	5,709,697	10,532,479

Income tax benefit (expense)	—	—	—	(600)

Net income (loss)	$5,486,614	$5,782,002	$5,709,697	$10,531,879

Basic and diluted earnings (loss) per capital unit	$0.18	$0.19	$0.19	$0.35

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Six Months Ended June 30, 2020 and 2019

	Class A Units
	Units	Amount

Balances, December 31, 2018	30,419,000	$90,177,248
Net income	—	10,531,879
Distribution to members	—	(15,209,500)
Balances, June 30, 2019	30,419,000	$85,499,627

Balances, December 31, 2019	30,419,000	$85,947,333
Net income	—	5,709,697
Distribution to members	—	(6,692,180)
Balances, June 30, 2020	30,419,000	$84,964,850
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2020 and 2019

	2020	2019
Operating activities
Net income (loss)	$5,709,697	$10,531,879
Charges and credits to net income not affecting cash:
Depreciation and amortization	2,433,310	2,131,494
Net (gain) loss recognized on derivative activities	(6,851,092)	(898,101)
Gain on sales of property and equipment	—	(6,687)
Loss on equity method investment	—	99,489
Non-cash patronage dividends	(43,405)	(42,364)
Change in current assets and liabilities	(4,725,051)	(12,731,135)
Net cash provided by (used for) operating activities	(3,476,541)	(915,425)

Investing activities
Purchase of investments	(404,329)	—
Retirement of patronage dividends	66,210	32,288
Proceeds from sales of property and equipment	—	64,800
Purchase of property and equipment	(2,956,848)	(3,207,332)
Net cash provided by (used for) investing activities	(3,294,967)	(3,110,244)

Financing activities
Change in excess of outstanding checks over bank balances	(3,360,244)	2,215,874
Net proceeds (payments) from seasonal borrowings	11,411,765	—
Distributions to members	(6,692,180)	(15,209,500)
Payments for debt issue costs	(10,000)	—
Proceeds from long-term debt	11,215,700	44,091,300
Principal payments on long-term debt	(2,603,342)	(33,267,415)
Net cash provided by (used for) financing activities	9,961,699	(2,169,741)

Net change in cash and cash equivalents	3,190,191	(6,195,410)

Cash and cash equivalents, beginning of period	624,681	7,197,082

Cash and cash equivalents, end of period	$3,814,872	$1,001,672

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$647,447	$419,781

Income taxes	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$53,647	$—

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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $83,768 and $313,347 as of June 30, 2020 and December 31, 2019, respectively. Of the $313,347 balance as of December 31, 2019, contract liabilities recognized as revenues were $88,692 and $313,347 for the three and six months ended June 30, 2020, respectively. Of the $15,042 customer prepayments as of December 31, 2018, the Company recognized $0 and $15,042 of contract liabilities as revenues during the three and six months ended June 30, 2019, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three and six month periods ended June 30, 2020 and 2019, by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Soybean meal and hulls	$61,332,072	$64,538,123	$124,024,952	$124,200,926
Soybean oil and oil byproducts	31,936,021	35,793,466	67,966,553	68,097,470

Totals	$93,268,093	$100,331,589	$191,991,505	$192,298,396
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
The following table presents the aging analysis of trade receivables as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Past due:
Less than 30 days past due	$3,385,867	$4,306,064
30-60 days past due	282,520	341,956
60-90 days past due	87,905	10,302
Greater than 90 days past due	18,660	14,162
Total past due	3,774,952	4,672,484
Current	17,424,125	19,748,073

Totals	$21,199,077	$24,420,557
In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
Note 3 -           Inventories
The Company’s inventories consist of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Finished goods	$32,212,243	$26,559,194
Raw materials	26,201,294	17,641,335
Supplies & miscellaneous	368,301	269,523

Totals	$58,781,838	$44,470,052

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. In addition, futures and option contracts are marked to market through cost of revenues, with unrealized gains and losses recorded in the above inventory amounts. Supplies and other inventories are stated at the lower of cost or net realizable value.
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
Prior to October 2019, the Company accounted for its investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to exercise significant influence based on its board position. The Company recognized losses of $0 and $3,261 during the three months ended June 30, 2020 and 2019, respectively, and $0 and $99,489 during the six months ended June 30, 2020 and 2019, respectively, which is included in other non-operating income (expense). In October 2019, the Company ceased the accounting for its investment in Prairie AquaTech, LLC under the equity method, and began accounting for the investment at fair value as a result of its decreased ability to exercise significant influence due to an increased quantity of board positions.
On March 27, 2020, the Company invested in Prairie AquaTech Manufacturing, LLC another $404,329 in cash. The Company also agreed to invest into Prairie AquaTech Manufacturing, LLC an additional $500,000 of soybean meal to be used in the entity's operations. During the three and six months ended June 30, 2020, the Company contributed $53,647 of soybean meal under this agreement.
Note 5 -         Property and Equipment
The following is a summary of the Company's property and equipment at June 30, 2020 and December 31, 2019:

	2020			2019
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,353,237	(686,430)	1,666,807	1,545,088
Buildings and improvements	22,369,519	(9,768,446)	12,601,073	12,807,844
Machinery and equipment	85,386,613	(44,471,445)	40,915,168	41,480,121
Railroad cars	5,777,579	(88,739)	5,688,840	1,207,545
Company vehicles	146,754	(118,095)	28,659	36,032
Furniture and fixtures	1,363,744	(941,689)	422,055	459,153
Construction in progress	3,204,027	—	3,204,027	6,465,095

Totals	$121,117,799	$(56,074,844)	$65,042,955	$64,517,204
Depreciation of property and equipment was $1,243,780 and $1,063,365 for the three months ended June 30, 2020 and 2019, respectively, and $2,431,096 and $2,130,417 for the six months ended June 30, 2020 and 2019, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires December 1, 2020. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company may borrow up to $28 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (2.38% at June 30, 2020). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $13,154,794 and $1,743,029 at June 30, 2020 and December 31, 2019, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $14.8 million as of June 30, 2020.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 7 -         Long-Term Debt
The following is a summary of the Company's long-term debt at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Revolving term loan from CoBank, interest at variable rates (2.63% and 4.24% at June 30, 2020 and December 31, 2019, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$24,000,000	$16,000,000
Note payable to U.S. Small Business Authority, due in monthly principal and interest installments of $68,428, interest rate at 1.00%, unsecured. Note matures April 20, 2022.	1,215,700	—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matured June 1, 2020.	—	603,342
Total debt before debt issuance costs	25,215,700	16,603,342
Less current maturities	(4,534,595)	(4,603,342)
Less debt issuance costs, net of amortization of $8,136 and $5,923 as of June 30, 2020 and December 31, 2019, respectively	(15,864)	(8,077)

Total long-term debt	$20,665,241	$11,991,923
The Company entered into an agreement as of January 28, 2020 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $26,000,000 on the revolving term loan with a variable effective interest rate of 2.63%. The amount available for borrowing on the revolving term loan, however, will decrease by $2,000,000 every six months beginning on March 20, 2020, with a scheduled balloon payment for the remaining balance on the loan's maturity date of September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company on this amendment will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was $24,000,000 and $16,000,000 as of June 30, 2020 and December 31, 2019, respectively. There were no remaining commitments available to borrow on the revolving term loan as of June 30, 2020.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. One of those loan covenants restricts the Company's borrowings from entities other than CoBank to $300,000. As of June 30, 2020, the Company had debt from others totaling $1,215,700, or well in excess of the covenant, due to the PPP loan entered into on April 20, 2020 discussed below. The Company obtained CoBank's consent prior to entering into the new loan and subsequently received a waiver that is in effect as of June 30, 2020. The Company was in compliance with all other covenants and conditions with CoBank as of June 30, 2020.
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
On April 20, 2020, the Company entered into an unsecured promissory note for $1,215,700 under the Paycheck Protection Program (“PPP Loan“). The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act“) and is administered by the U.S. Small Business Administration. The PPP Loan is being made through First Bank & Trust, N.A. The PPP Loan is scheduled to mature on April 20, 2022 and has a 1% interest rate. No payments are due on the PPP Loan until November 20, 2020, although interest will continue to accrue during the deferment period. Beginning November 20, 2020, the Company will pay 18 equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the maturity date. Under the terms of the CARES Act, all or a portion of the PPP Loan may be forgiven. Such forgiveness will be determined,

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended June 30:

2021	$4,534,595
2022	4,681,105
2023	4,000,000
2024	12,000,000

Total	$25,215,700
Note 8 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $740,705 and $756,871 for the three months ended June 30, 2020 and 2019, respectively, and $1,523,915 and $1,535,990 for the six months ended June 30, 2020 and 2019, respectively.
The following is a schedule of the Company's operating leases for railcars as of June 30, 2020:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	30	7/1/2015	6/30/2021	$30,780
Andersons Railcar Leasing Co.	10	7/1/2018	6/30/2023	5,000
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
GATX Corporation	14	7/1/2020	6/30/2024	4,200
Midwest Railcar Corporation	64	1/1/2015	12/31/2021	27,200
Trinity Capital	88	8/1/2002	7/31/2020	33,704
Trinity Capital	29	12/1/2015	11/30/2020	28,536
Trinity Capital	20	10/1/2015	9/30/2020	13,600
Wells Fargo Rail	112	8/1/2017	7/31/2022	52,557
Wells Fargo Rail	107	1/1/2018	12/31/2022	35,845
Wells Fargo Rail	7	1/1/2004	12/31/2021	2,926
Wells Fargo Rail	15	1/1/2004	12/31/2021	5,850
Wells Fargo Rail	8	1/1/2015	12/31/2021	3,600

	524			$255,098
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,649. Rental expense under these other operating leases was $11,394 and $12,719 for the three months ended June 30, 2020 and 2019, respectively, and $19,075 and $20,642 for the six-month periods ended June 30, 2020 and 2019, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company will pay the entity $3,300,000, which

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three-month and six-month periods ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues - Freight and rail	$740,705	$756,871	$1,523,915	$1,535,990
Cost of revenues - Production	9,009	9,714	13,373	14,633
Administration expenses	2,385	3,005	5,702	6,009
Total operating lease costs	$752,099	$769,590	$1,542,990	$1,556,632
The following summarizes the supplemental cash flow information for the three and six-month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Cash paid for amounts included in measurement of lease liabilities	$777,143	$742,911	$1,554,286	$1,485,822

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$185,750	$796,358	$3,485,750	$796,358
The following summarizes the weighted-average remaining lease term and weighted-average discount rate:

June 30, 2020

Weighted-average remaining lease-term - operating leases (in years)	7.4

Weighted-average discount rate - operating leases	3.7%

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of June 30, 2020:

	Railcars	Other	Total
Twelve-month periods ended June 30:
2021	$2,315,724	$3,341,841	$5,657,565
2022	1,544,281	40,284	1,584,565
2023	566,184	39,182	605,366
2024	173,400	24,236	197,636
2025	135,600	9,991	145,591
Thereafter	148,200	—	148,200
Total lease payments	4,883,389	3,455,534	8,338,923
Less amount of lease payments representing interest	(311,842)	(14,732)	(326,574)
Total present value of lease payments	$4,571,547	$3,440,802	$8,012,349
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
As of June 30, 2020 and December 31, 2019, the value of the Company’s open futures, options and forward contracts was approximately $4,468,174 and $(5,955,928), respectively.

		As of June 30, 2020
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$8,388,189	$3,289,830
Foreign exchange contracts	Current Assets	230,943	46,503
Interest rate caps and floors	Current Liabilities	—	814,625

Totals		$8,619,132	$4,150,958

		As of December 31, 2019
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,320,161	$8,930,683
Foreign exchange contracts	Current Assets	29,696	27,582
Interest rate caps and floors	Current Liabilities	—	347,520

Totals		$3,349,857	$9,305,785

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

During the three and six-month periods ended June 30, 2020 and 2019, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Commodity contracts	$1,504,942	$266,869	$7,131,171	$1,008,821
Foreign exchange contracts	246,656	8,347	178,659	44,829
Interest rate swaps, caps and floors	(39,256)	(125,483)	(458,738)	(155,549)

Totals	$1,712,342	$149,733	$6,851,092	$898,101
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

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2020 and December 31, 2019:

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$5,098,359	$53,230,827	$—	$58,329,186
Margin deposits (deficits)	$3,492,375	$—	$—	$3,492,375

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(5,610,521)	$49,717,733	$—	$44,107,212
Margin deposits	$6,772,160	$—	$—	$6,772,160

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

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
Note 12 -       Related Party Transactions
The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $56,453 and $185,923 during the three months ended June 30, 2020 and 2019, respectively, and $59,259 and $293,980 during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 and December 31, 2019, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $250 and $104,947, respectively.
The Company has entered into agreements with Prairie AquaTech Manufacturing, LLC to perform various management services and to serve as the owner's representative during the construction of its new manufacturing facility adjacent to the Company's plant in Volga, South Dakota. The Company received a total of $1.72 million in compensation for those services, which was recorded in deferred liabilities on the Company's condensed balance sheet. As of June 30, 2020 and December 31, 2019, the balance remaining in deferred liabilities was $0 and $101,111, respectively. The Company recognized revenues from management services of $35,278 and $220,841 during the three months ended June 30, 2020 and 2019, respectively, and $121,111 and $565,597 during the six months ended June 30, 2020 and 2019, respectively.
Note 13 -       Contingencies
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the six-month period ended June 30, 2020, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2019. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2019.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
Going into 2020, we knew we would face challenges on several fronts. Yet some of these challenges, as is the case for the U.S. and the world, were impossible to foresee.
One challenge which we were keenly aware of, however, was the adverse impact from a significantly reduced soybean crop in our region in 2019. Instead of an anticipated 250 million bushel soybean harvest in South Dakota, only 146 million bushels were harvested in 2019 due to the highest number of prevent-plant acres in the nation, inclement weather and reduced yields in some areas. With 2019 being the second wettest in our region's history, we experienced processing issues and higher dryer costs as well. The protein levels in soybeans were also in the lower third of all crops that we have received historically, making it difficult for us to meet our protein guarantees on our soybean meal sold to customers.
On a second front, we were aware that two large-scale processing plants would be coming online in the U.S. in 2019, one located approximately 150 miles to the north in Aberdeen, South Dakota. Yet, we did not know the extent of impact on us arising from the increased capacity, particularly from the Aberdeen plant. To date, the Aberdeen facility has not materially impacted our margins, but the addition of capacity going forward is likely to have a negative impact.
Of course, the COVID-19 pandemic has adversely affected our business. Much of our oil is purchased and used by restaurants and other customers in the food industry. When this industry shut down in March and during the second quarter of 2020, it significantly reduced demand for oil. Similarly, our soybean meal is purchased and used by hog producers as feed. When meat processing facilities shut down, hogs backed up on farms leading to a sharp drop in demand for soybean meal.
The positive news is that we were able to endure this unprecedented time while generating a profit of $5.7 million during the first half of 2020. Although our profitability is down approximately $4.8 million from the same period in 2019, we are proud of our results given the circumstances, which is owed to an exceptional management and operational team.
Looking forward, our margins will not be as good as hoped, but there is reason for optimism. Demand for our products is slowly returning. Oil demand from both the food and bioenergy sectors continues to increase as restaurants re-open and commercial traffic picks up on highways. Our recent refinery expansion has allowed us to take advantage of strengthening demand by turning more of our inventory into products the market is seeking. Hog slaughter rates are picking up, and dairy margins are stronger than they have been for some time which will help improve soybean meal demand. Finally, the 2020 soybean harvest looks promising. Soybeans were planted on time this past spring, and the crop throughout our region looks very good.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2020 and 2019

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	$	% Revenue	$	% Revenue
Revenue	$93,268,093	100.0	$100,331,589	100.0
Cost of revenues	(86,595,243)	(92.8)	(93,454,642)	(93.1)
Operating expenses	(898,767)	(1.0)	(927,314)	(0.9)
Interest expense	(308,354)	(0.3)	(267,730)	(0.3)
Other non-operating income (expense)	20,885	—	100,099	0.1
Income tax benefit (expense)	—	—	—	—

Net income	$5,486,614	5.9	$5,782,002	5.8
Revenue - Revenue decreased $7.1 million, or 7.0%, for the three-month periods ended June 30, 2020, compared to the same period in 2019. The decrease in revenues is primarily due to a decrease in the quantity of soybeans processed, which decreased the volume of our soybean products available for sale to customers. As restaurants and customers in the food industry closed or modified operations due to the COVID-19 pandemic, demand for our oil products decreased as well. Demand for soybean meal decreased during periods as COVID-19 shut down meat processing facilities which caused a back-up of hogs on producer farms.
Gross Profit/Loss – Gross profit decreased $204,000, or 3.0%, for the three months ended June 30, 2020, compared to the same period in 2019.The decrease in gross profit is primarily due to adverse weather in our soybean procurement area and increased soybean processing in the U.S. Severe flooding from heavy snow and rainfall in the spring of 2019 caused local farmers to delay or reduce planting, or elect not to plant at all. Consequently, soybean production in South Dakota decreased by nearly 50% from 2018 to 2019, which increased soybean prices and reduced our soybean crush margins. Crush margins were also adversely affected by increased production capacity from soybean processors throughout the U.S. which, after experiencing decent crush margins, increased their production capacity.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased $29,000, or 3.1%, for the three-month period ended June 30, 2020, compared to the same period in 2019. The decrease in operating expenses is primarily due to travel restrictions related to the COVID-19 pandemic. Many meetings, conferences and conventions were canceled, postponed or held virtually due to the pandemic.
Interest Expense – Interest expense increased $41,000, or 15.2%, for the three months ended June 30, 2020, compared to the same period in 2019. The increase in interest expense is due primarily to an increase in borrowings from our lines of credit, as we borrowed more to pay for capital improvements. The average debt level during the three-month period ended June 30, 2020 was approximately $39.2 million, compared to $20.6 million for the same period in 2019. Partially offsetting the increase in borrowings is a decrease in interest rates on our senior debt with CoBank. As of June 30, 2020, the interest rate on our revolving long-term loan was 2.63%, compared to 4.88% as of June 30, 2019.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $79,000 during the three months ended June 30, 2020, compared to the same period in 2019. The decrease in other non-operating income is due to a decrease in compensation from management services. Compensation from management services decreased from 2019 to 2020 due to the completion of construction services performed for Prairie AquaTech Manufacturing, LLC in 2019.
Net Income/Loss – During the three-month period ended June 30, 2020, we generated a net income of $5.5 million, compared to $5.8 million for the same period in 2019. The $300,000 decrease is primarily attributable to decreases in gross profit and other non-operating income.

Comparison of the six months ended June 30, 2020 and 2019

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	$	% of Revenue	$	% of Revenue
Revenue	$191,991,505	100.0	$192,298,396	100.0
Cost of revenues	(183,594,192)	(95.6)	(179,962,035)	(93.6)
Operating expenses	(1,923,496)	(1.0)	(1,932,515)	(1.0)
Interest expense	(658,341)	(0.3)	(460,289)	(0.2)
Other non-operating income (expense)	(105,779)	(0.1)	588,922	0.3
Income tax benefit (expense)	—	—	(600)	—

Net income	$5,709,697	3.0	$10,531,879	5.5
Revenue – Revenue decreased $0.3 million, or 0.2%, for the six-month period ended June 30, 2020, compared to the same period in 2019. The decrease in revenues is primarily due to a 1.4% decrease in the quantity of soybeans processed, which decreased the volume of our soybean products available for sale to customers. As restaurants and customers in the food industry closed or modified operations due to the COVID-19 pandemic, demand for our products decreased as well. Demand for soybean meal decreased during periods as COVID-19 shut down meat processing facilities which caused a back-up of hogs on producer farms.
Gross Profit/Loss – Gross profit decreased $3.9 million for the six months ended June 30, 2020, compared to the same period in 2019. The decrease in gross profit is primarily due to adverse weather in our soybean procurement area and deteriorating conditions related to the COVID-19 pandemic. Severe flooding from heavy snow and rainfall in the spring of 2019 caused local farmers to delay or reduce planting, or elect not to plant at all. Consequently, soybean production in South Dakota decreased by nearly 50% from 2018 to 2019, which increased soybean prices and reduced our soybean crush margins. Crush margins were also adversely affected by the COVID-19 pandemic as restaurants and other retailers were closed or modified their operations.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, remained relatively constant for the six-month period ended June 30, 2020, compared to the same period in 2019.
Interest Expense – Interest expense increased $198,000, or 43.0%, during the six months ended June 30, 2020, compared to the same period in 2019. The increase in interest expense is due primarily to an increase in borrowings from our lines of credit, as we borrowed more to pay for capital improvements. The average debt level during the six-month period ended June 30, 2020 was approximately $37.9 million, compared to $18.0 million for the same period in 2019. Partially offsetting the increase in borrowings is a decrease in interest rates on our senior debt with CoBank. As of June 30, 2020, the interest rate on our revolving long-term loan was 2.63%, compared to 4.88% as of June 30, 2019.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $695,000 during the six-month period ended June 30, 2020, compared to the same period in 2019. The decrease in other non-operating income is due to a $444,000 decrease in compensation from management services and a $303,000 increase in losses on our interest rate hedges. Compensation from management services decreased from 2019 to 2020 due to the completion of construction services performed for Prairie AquaTech Manufacturing, LLC in 2019. During the six-month period ended June 30, 2020, losses on interest rate caps and floors totaled $459,000, compared to $156,000 during the same period in 2019.
Net Income/Loss – During the six-month period ended June 30, 2020, we generated a net income of $5.7 million, compared to $10.5 million for the same period in 2019. The $4.8 million decrease is primarily attributable to decreases in gross profit and other non-operating income.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2020, we had working capital, defined as current assets less current liabilities, of approximately $25.1 million, compared to $23.9 million on June 30, 2019. Working capital increased $1.2 million between periods primarily due to $10.0 million in new borrowings and $6.0 million in net profit. These increase in working capital were partially offset by capital expenditures of $9.8 million and a $6.7 million distribution to members. Based on our current plans, we believe that we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Six Months Ended June 30, 2020 and 2019

	2020	2019
Net cash provided by (used for) operating activities	$(3,476,541)	$(915,425)
Net cash provided by (used for) investing activities	(3,294,967)	(3,110,244)
Net cash provided by (used for) financing activities	9,961,699	(2,169,741)
Cash Flows Used For Operations
The $2.6 million increase in cash flows used for operating activities is due to a $15.2 million increase in inventories in 2020, compared to the same period in 2019. We increased inventories by $14.3 million during the six months ended June 30, 2020, compared to a $0.9 million decrease during the same period in 2019. Partially offsetting the increase in inventories was an $11.8 million decrease in the reduction of accrued commodity purchases. During the six-month period ended June 30, 2020, we reduced accrued commodity purchases by $1.1 million, compared to $12.9 million during the same period in 2019.
Cash Flows Used For Investing Activities
The $0.2 million increase in cash flows used for investing activities during the six-month period ended June 30, 2020, compared to the same period in 2019, is due to an increase in investment purchases. During the six months ended June 30, 2020, we invested an additional $0.4 million in cash in Prairie AquaTech Manufacturing, LLC, compared to $0 during the same period in 2019.
Cash Flows Provided By (Used For) Financing Activities
The $12.1 million change in cash flows provided by (used for) financing activities is principally due to a $9.2 million increase in net proceeds on borrowings and an $8.5 million decrease in cash distributions to members. During the six months ended June 30, 2020, net proceeds on borrowings increased $20.0 million, compared to $10.8 million during the same period in 2019. Cash distributions to our members totaled approximately $6.7 million during the six-month period ended June 30, 2020, compared to $15.2 million during the same period in 2019.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under the terms of this loan, we may borrow funds as needed up to the credit line maximum, or $26.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. On March 20, 2020, the available credit line decreased by $2.0 million, and decreases continually by the same amount every six months until the credit line’s maturity on September 20, 2023 at which time there will be a balloon payment for the remaining balance. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $24.0 million and $16.0 million as of June 30, 2020 and December 31, 2019. Under this loan, there were no additional funds available to be borrowed as of June 30, 2020.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. The maximum we may borrow under this credit line is $28 million until the loan's maturity on December 1, 2020. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of June 30, 2020 and December 31, 2019, there were advances outstanding on the seasonal loan of $13.2 million and $1.7 million, respectively. Under this loan, there was $14.8 million in available funds to borrow as of June 30, 2020.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 2.63% and 4.24% as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the interest rate on the seasonal loan is 2.38% and 3.99%, respectively. Under these loans, we are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. One of those loan covenants restricts the borrowings from entities other than CoBank to $300,000. As of June 30, 2020, we had debt from others totaling $1,215,700, or well in excess of the covenant, due to the new PPP loan entered into on April 20, 2020 discussed immediately below. We obtained CoBank's consent prior to entering into the new loan and subsequently received a waiver that is in effect as of June 30, 2020. We were in compliance with all other covenants and conditions with CoBank as of June 30, 2020.
On April 20, 2020, we entered into an unsecured promissory note for $1,215,700 under the Paycheck Protection Program (“PPP Loan“). The Paycheck Protection Program was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act“) and is administered by the U.S. Small Business Administration. The PPP Loan is scheduled to mature on April 20, 2022 and has a 1% interest rate. No payments are due on the PPP Loan until November 20, 2020, although interest will continue to accrue during the deferment period. Beginning November 20, 2020, we are obligated to pay 18 equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the maturity date, unless all or a portion of the PPP Loan is forgiven under the terms and conditions of the CARES Act. Forgiveness of the PPP Loan is determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs. We believe all or a significant portion of the PPP Loan will be forgiven.
We also had a loan with the State of South Dakota Department of Transportation in connection with previous improvements made to the railway infrastructure near our soybean processing facility in Volga, South Dakota. Under this loan, which matured on June 1, 2020, we made annual principal and interest payments of $75,500. The principal balance outstanding on this loan was $0 and $603,342 as of June 30, 2020 and December 31, 2019.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$26,931,000	$5,152,000	$9,599,000	$12,180,000	$—

Operating Lease Obligations	8,339,000	5,658,000	2,190,000	343,000	148,000

Totals	$35,270,000	$10,810,000	$11,789,000	$12,523,000	$148,000

(1)	Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
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
As of June 30, 2020, we had $1.2 million in fixed rate debt outstanding and $52 million of variable rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $520,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2020.

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
Item 1A. Risk Factors.
During the quarter ended June 30, 2020, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2019 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
None.
Item 6.    Exhibits.

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Promissory Note (U.S. Small Business Administration's Paycheck Protection Program)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	August 7, 2020	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	August 7, 2020	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)