Form 10-Q
period 2020-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2020-11-10
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 10, 2020, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
September 30, 2020 and 2019

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,830,935	$624,681
Trade accounts receivable	24,791,552	24,420,557
Inventories	69,125,470	44,470,052
Margin deposits	—	6,772,160
Prepaid expenses	833,034	1,884,742
Total current assets	98,580,991	78,172,192

Property and equipment	122,161,207	118,363,393
Less accumulated depreciation	(57,152,178)	(53,846,189)
Total property and equipment, net	65,009,029	64,517,204

Other assets
Investments in related parties	8,613,180	7,873,727
Investments in cooperatives	1,539,293	1,562,098
Right-of-use lease asset, net	12,657,379	5,979,771
Total other assets	22,809,852	15,415,596

Total assets	$186,399,872	$158,104,992
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	September 30, 2020	December 31, 2019
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$19,126,253	$8,164,752
Current maturities of long-term debt	4,699,978	4,603,342
Note payable - seasonal loan	—	1,743,029
Current operating lease liabilities	5,944,833	2,663,967
Accounts payable	756,439	4,904,963
Accrued commodity purchases	39,433,158	31,346,533
Margin deposit deficit	557,593	—
Accrued expenses	3,729,033	2,900,118
Accrued interest	63,875	74,770
Deferred liabilities - current	555,842	448,458
Total current liabilities	74,867,004	56,849,932

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	18,462,743	11,991,923
Long-term operating lease liabilities	6,712,546	3,315,804
Total long-term liabilities	25,175,289	15,307,727

Commitments and contingencies (Notes 6, 7, 8, and 13)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at September 30, 2020 and December 31, 2019	86,357,579	85,947,333

Total liabilities and members' equity	$186,399,872	$158,104,992

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2020 and 2019

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Net revenues	$104,454,116	$85,001,379	$296,445,621	$277,299,775

Cost of revenues:
Cost of product sold	85,001,018	65,035,124	234,803,800	212,714,179
Production	7,286,860	8,889,751	22,117,229	22,583,763
Freight and rail	9,592,900	8,212,636	28,235,885	26,472,517
Brokerage fees	168,043	146,960	486,099	476,047
Total cost of revenues	102,048,821	82,284,471	285,643,013	262,246,506

Gross profit (loss)	2,405,295	2,716,908	10,802,608	15,053,269

Operating expenses:
Administration	857,116	848,890	2,780,612	2,781,405

Operating income (loss)	1,548,179	1,868,018	8,021,996	12,271,864

Other income (expense):
Interest expense	(238,984)	(196,440)	(897,325)	(656,729)
Other non-operating income (expense)	83,534	(17,253)	(217,798)	402,213
Patronage dividend income	—	—	195,553	169,456
Total other income (expense)	(155,450)	(213,693)	(919,570)	(85,060)

Income (loss) before income taxes	1,392,729	1,654,325	7,102,426	12,186,804

Income tax benefit (expense)	—	—	—	(600)

Net income (loss)	$1,392,729	$1,654,325	$7,102,426	$12,186,204

Basic and diluted earnings (loss) per capital unit	$0.05	$0.05	$0.23	$0.40

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Nine Months Ended September 30, 2020 and 2019

	Class A Units
	Units	Amount

Balances, December 31, 2018	30,419,000	$90,177,248
Net income	—	12,186,204
Distribution to members	—	(15,209,500)
Balances, September 30, 2019	30,419,000	$87,153,952

Balances, December 31, 2019	30,419,000	$85,947,333
Net income	—	7,102,426
Distribution to members	—	(6,692,180)
Balances, September 30, 2020	30,419,000	$86,357,579
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2020 and 2019

	2020	2019
Operating activities
Net income (loss)	$7,102,426	$12,186,204
Charges and credits to net income not affecting cash:
Depreciation and amortization	3,669,109	3,199,108
Net (gain) loss recognized on derivative activities	(34,076)	(2,983,943)
Gain on sales of property and equipment	(40,356)	(6,687)
Loss on equity method investment	—	135,588
Non-cash patronage dividends	(43,405)	(42,364)
Change in current assets and liabilities	(12,082,495)	(20,331,307)
Net cash provided by (used for) operating activities	(1,428,797)	(7,843,401)

Investing activities
Purchase of investments	(404,329)	—
Retirement of patronage dividends	66,210	32,288
Proceeds from sales of property and equipment	41,216	64,800
Purchase of property and equipment	(4,158,360)	(4,977,738)
Net cash provided by (used for) investing activities	(4,455,263)	(4,880,650)

Financing activities
Change in excess of outstanding checks over bank balances	10,961,501	1,299,234
Net proceeds (payments) from seasonal borrowings	(1,743,029)	3,738,236
Distributions to members	(6,692,180)	(15,209,500)
Payments for debt issue costs	(10,000)	—
Proceeds from long-term debt	17,131,227	71,476,467
Principal payments on long-term debt	(10,557,204)	(55,538,347)
Net cash provided by (used for) financing activities	9,090,315	5,766,090

Net change in cash and cash equivalents	3,206,255	(6,957,961)

Cash and cash equivalents, beginning of period	624,681	7,197,082

Cash and cash equivalents, end of period	$3,830,936	$239,121

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$908,220	$604,727

Income taxes	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$335,124	—

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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $24,701 and $313,347 as of September 30, 2020 and December 31, 2019, respectively. Of the $313,347 balance as of December 31, 2019, contract liabilities recognized as revenues were $0 and $313,347 for the three and nine months ended September 30, 2020, respectively. Of the $15,042 customer prepayments as of December 31, 2018, the Company recognized $0 and $15,042 of contract liabilities as revenues during the three and nine months ended September 30, 2019, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three and nine month periods ended September 30, 2020 and 2019, by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Soybean meal and hulls	$63,195,149	$57,332,025	$187,220,101	$181,532,951
Soybean oil and oil byproducts	41,258,967	27,669,354	109,225,520	95,766,824

Totals	$104,454,116	$85,001,379	$296,445,621	$277,299,775
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
The following table presents the aging analysis of trade receivables as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Past due:
Less than 30 days past due	$3,076,174	$4,306,064
30-60 days past due	211,884	341,956
60-90 days past due	—	10,302
Greater than 90 days past due	3,617	14,162
Total past due	3,291,675	4,672,484
Current	21,499,877	19,748,073

Totals	$24,791,552	$24,420,557
In general, cash is applied to the oldest outstanding invoice first, unless payment is for a specified invoice.  The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
Note 3 -           Inventories
The Company’s inventories consist of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Finished goods	$9,738,859	$26,559,194
Raw materials	59,065,129	17,641,335
Supplies & miscellaneous	321,482	269,523

Totals	$69,125,470	$44,470,052

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
Prior to October 2019, the Company accounted for its investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to exercise significant influence based on its board position. The Company recognized losses of $0 and $3,261 during the three months ended September 30, 2020 and 2019, respectively, and $0 and $99,489 during the nine months ended September 30, 2020 and 2019, respectively, which is included in other non-operating income (expense). In October 2019, the Company ceased the accounting for its investment in Prairie AquaTech, LLC under the equity method, and began accounting for the investment at fair value as a result of its decreased ability to exercise significant influence due to an increased quantity of board positions.
On March 27, 2020, the Company invested in Prairie AquaTech Manufacturing, LLC another $404,329 in cash. The Company also agreed to invest into Prairie AquaTech Manufacturing, LLC an additional $500,000 of soybean meal to be used in the entity's operations. During the three and nine months ended September 30, 2020, the Company contributed $281,477 and $335,124, respectively, of soybean meal under this agreement.
Note 5 -         Property and Equipment
The following is a summary of the Company's property and equipment at September 30, 2020 and December 31, 2019:

	2020			2019
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,353,237	(722,997)	1,630,240	1,545,088
Buildings and improvements	22,369,519	(9,909,761)	12,459,758	12,807,844
Machinery and equipment	85,553,534	(45,352,503)	40,201,031	41,480,121
Railroad cars	5,852,292	(118,747)	5,733,545	1,207,545
Company vehicles	151,682	(87,730)	63,952	36,032
Furniture and fixtures	1,387,880	(960,440)	427,440	459,153
Construction in progress	3,976,737	—	3,976,737	6,465,095

Totals	$122,161,207	$(57,152,178)	$65,009,029	$64,517,204
Depreciation of property and equipment was $1,234,580 and $1,067,076 for the three months ended September 30, 2020 and 2019, respectively, and $3,665,676 and $3,197,493 for the nine months ended September 30, 2020 and 2019, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires December 1, 2020. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company may borrow up to $28 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (2.35% at September 30, 2020). The Company pays a 0.20% annual commitment fee on

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

any funds not borrowed. There were advances outstanding of $0 and $1,743,029 at September 30, 2020 and December 31, 2019, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $28.0 million as of September 30, 2020.
Note 7 -         Long-Term Debt
The following is a summary of the Company's long-term debt at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Revolving term loan from CoBank, interest at variable rates (2.60% and 4.24% at September 30, 2020 and December 31, 2019, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$21,961,664	$16,000,000
Note payable to U.S. Small Business Authority, due in monthly principal and interest installments of $68,428, interest rate at 1.00%, unsecured. Note matures April 20, 2022.	1,215,700	—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matured June 1, 2020.	—	603,342
Total debt before debt issuance costs	23,177,364	16,603,342
Less current maturities	(4,699,978)	(4,603,342)
Less debt issuance costs, net of amortization of $9,357 and $5,923 as of September 30, 2020 and December 31, 2019, respectively	(14,643)	(8,077)

Total long-term debt	$18,462,743	$11,991,923
The Company entered into an agreement as of January 28, 2020 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $26,000,000 on the revolving term loan with a variable effective interest rate of 2.6%. The amount available for borrowing on the revolving term loan, however, will decrease by $2,000,000 every six months beginning on March 20, 2020, with a scheduled balloon payment for the remaining balance on the loan's maturity date of September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company on this amendment will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was $21,961,664 and $16,000,000 as of September 30, 2020 and December 31, 2019, respectively. There were approximately $38,000 in remaining commitments available to borrow on the revolving term loan as of September 30, 2020.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. One of those loan covenants restricts the Company's borrowings from entities other than CoBank to an amount not to exceed $300,000. As of September 30, 2020, the Company had debt outstanding from others totaling $1,215,700, due to borrowings under a new PPP loan as further discussed below. The Company obtained CoBank's consent prior to entering into the new loan and subsequently received a waiver that is in effect as of September 30, 2020. The Company was in compliance with all other covenants and conditions with CoBank as of September 30, 2020.
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
On April 20, 2020, the Company entered into an unsecured promissory note for $1,215,700 under the U.S. Small Business Administration's Paycheck Protection Program (“PPP Loan“), a loan program created under the

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act“). The PPP Loan is being made through First Bank & Trust, N.A. The PPP Loan is scheduled to mature on April 20, 2022 and has a 1% interest rate. No payments are due on the PPP Loan until November 20, 2020, although interest will continue to accrue during the deferment period. Beginning November 20, 2020, the Company will pay 18 equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the maturity date. Under the terms of the CARES Act, all or a portion of the PPP Loan may be forgiven. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs. No assurance is provided that the Company will obtain forgiveness of the PPP Loan in whole or in part.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended September 30:

2021	$4,699,978
2022	4,477,386
2023	14,000,000

Total	$23,177,364
Note 8 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $847,671 and $766,022 for the three months ended September 30, 2020 and 2019, respectively, and $2,371,586 and $2,302,012 for the nine months ended September 30, 2020 and 2019, respectively.
The following is a schedule of the Company's operating leases for railcars as of September 30, 2020:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	30	7/1/2015	6/30/2021	$30,780
Andersons Railcar Leasing Co.	10	7/1/2018	6/30/2023	5,000
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
Farm Credit Leasing	87	9/1/2020	8/31/2032	34,929
GATX Corporation	14	7/1/2020	6/30/2024	4,200
Midwest Railcar Corporation	64	1/1/2015	12/31/2021	27,200
Trinity Capital	29	11/1/2015	10/31/2020	28,536
Trinity Capital	20	11/1/2015	10/31/2020	13,600
Trinity Capital	29	11/1/2020	10/31/2023	17,255
Trinity Capital	20	11/1/2020	10/31/2023	11,900
Wells Fargo Rail	112	8/1/2017	7/31/2022	52,557
Wells Fargo Rail	107	1/1/2018	12/31/2022	35,845
Wells Fargo Rail	7	1/1/2004	12/31/2021	2,926
Wells Fargo Rail	15	1/1/2004	12/31/2021	5,850
Wells Fargo Rail	8	1/1/2015	12/31/2021	3,600

	572			$285,478

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,649. Rental expense under these other operating leases was $11,013 and $21,081 for the three months ended September 30, 2020 and 2019, respectively, and $30,088 and $41,723 for the nine-month periods ended September 30, 2020 and 2019, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three-month and nine-month periods ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues - Freight and rail	$847,671	$766,022	$2,371,586	$2,302,012
Cost of revenues - Production	8,631	17,973	22,004	32,606
Administration expenses	2,382	3,108	8,084	9,117
Total operating lease costs	$858,684	$787,103	$2,401,674	$2,343,735
The following summarizes the supplemental cash flow information for the three and nine-month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Cash paid for amounts included in measurement of lease liabilities	$743,763	$891,632	$2,298,049	$2,377,454

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$5,337,749	$5,591	$8,823,499	$801,949
The following summarizes the weighted-average remaining lease term and weighted-average discount rate:

September 30, 2020

Weighted-average remaining lease-term - operating leases (in years)	8.8

Weighted-average discount rate - operating leases	3.2%

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of September 30, 2020:

	Railcars	Other	Total
Twelve-month periods ended September 30:
2021	$2,788,189	$3,342,111	$6,130,300
2022	2,142,004	42,348	2,184,352
2023	1,107,543	39,641	1,147,184
2024	621,703	22,882	644,585
2025	554,748	7,007	561,755
Thereafter	3,000,806	1,376	3,002,182
Total lease payments	10,214,993	3,455,365	13,670,358
Less amount of lease payments representing interest	(999,087)	(13,892)	(1,012,979)
Total present value of lease payments	$9,215,906	$3,441,473	$12,657,379
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
As of September 30, 2020 and December 31, 2019, the value of the Company’s open futures, options and forward contracts was approximately $(4,803,532) and $(5,955,928), respectively.

		As of September 30, 2020
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$13,024,512	$17,058,625
Foreign exchange contracts	Current Assets	18,379	11,248
Interest rate caps and floors	Current Liabilities	—	776,550

Totals		$13,042,891	$17,846,423

		As of December 31, 2019
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$3,320,161	$8,930,683
Foreign exchange contracts	Current Assets	29,696	27,582
Interest rate caps and floors	Current Liabilities	—	347,520

Totals		$3,349,857	$9,305,785

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

During the three and nine-month periods ended September 30, 2020 and 2019, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Commodity contracts	$(6,632,699)	$2,188,931	$498,472	$3,197,752
Foreign exchange contracts	(222,464)	(10,091)	(43,805)	34,738
Interest rate swaps, caps and floors	38,147	(92,998)	(420,591)	(248,547)

Totals	$(6,817,016)	$2,085,842	$34,076	$2,983,943
Note 11 -       Fair Value
ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, this guidance establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The three levels of hierarchy and examples are as follows:
•Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange and commodity derivative contracts listed on the Chicago Board of Trade (“CBOT”).
•Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs, such as commodity prices using forward future prices.
•Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2020 and December 31, 2019:

	Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(4,034,113)	$72,593,947	$—	$68,559,834
Margin deposits (deficits)	$(557,593)	$—	$—	$(557,593)

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$(5,610,521)	$49,717,733	$—	$44,107,212
Margin deposits	$6,772,160	$—	$—	$6,772,160

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward future contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area. This market adjustment caused a negative balance in the Level 1 inventory amount as of September 30, 2020 and December 31, 2019.
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
Note 12 -       Related Party Transactions
The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $282,877 and $648,215 during the three months ended September 30, 2020 and 2019, respectively, and $342,136 and $942,195 during the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and December 31, 2019, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $0 and $104,947, respectively.
The Company has entered into agreements with Prairie AquaTech Manufacturing, LLC to perform various management services and to serve as the owner's representative during the construction of its new manufacturing facility adjacent to the Company's plant in Volga, South Dakota. The Company received a total of $1.72 million in compensation for those services, which was recorded in deferred liabilities on the Company's condensed balance sheet. As of September 30, 2020 and December 31, 2019, the balance remaining in deferred liabilities was $0 and $101,111, respectively. The Company recognized revenues from management services of $0 and $100,834 during the three months ended September 30, 2020 and 2019, respectively, and $121,111 and $666,431 during the nine months ended September 30, 2020 and 2019, respectively.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2020, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2019. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2019.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
For the nine months ended September 30, 2020, we reported a net income of $7.1 million, compared to $12.2 million during the same period in 2019, the result of multiple challenges in 2020. First, the adverse weather during 2019 significantly reduced the quantity and quality of soybeans in our area. During the spring of 2019 and subsequent growing season, South Dakota experienced excessive rainfall and ground moisture which resulted in many unplanted fields. The unplanted fields, along with a corresponding drop in soybean production, forced us to acquire soybeans outside of our typical soybean market, therefore increasing our procurement costs beyond our expectations. In addition, the soybeans harvested in 2019 were generally higher in moisture and lower in protein content, which resulted in a reduced production yield and corresponding margin. Fortunately, the absence of a significant soybean export program, mostly due reduced soybean sales to China, reduced competition for local soybeans, thereby mitigating the impact of a smaller crop.
The COVID-19 pandemic further affected our operations in 2020. After restaurants and bars began closing in early March, soybean oil demand decreased significantly. Similarly, when packing plants closed down and hog producers were unable to deliver pigs to the packing plants, producers placed hogs on maintenance diets. The maintenance diets, which contained very little soybean meal, caused our customers to cancel or delay shipments for meal. Since the return of packing plants to full production, however, meal demand has improved, with a robust export sector playing a part. Oil demand has also surged due to increased demand from the renewable diesel industry.
Although we are currently in the process of evaluating the size and quality of the new soybean crop, we are optimistic about our prospects for the remainder of 2020 and early 2021. Most production reports forecast South Dakota's soybean crop around 250 million bushels, compared to 146.2 million bushels in 2019. The oil and protein content of this year's crop appears to be higher and moisture content lower compared to last year. This improved crop, when combined with resurgent demand for soybean meal and oil, should provide positive results for the remainder of 2020 and a good start for 2021.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2020 and 2019

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
	$	% Revenue	$	% Revenue
Revenue	$104,454,116	100.0	$85,001,379	100.0
Cost of revenues	(102,048,821)	(97.7)	(82,284,471)	(96.8)
Gross profit	2,405,295	2.3	2,716,908	3.2
Operating expenses	(857,116)	(0.8)	(848,890)	(1.0)
Interest expense	(238,984)	(0.2)	(196,440)	(0.2)
Other non-operating income (expense)	83,534	0.1	(17,253)	—
Income tax benefit (expense)	—	—	—	—

Net income	$1,392,729	1.3	$1,654,325	1.9
Revenue - Revenue increased $19.5 million, or 22.9%, for the three-month period ended September 30, 2020, compared to the same period in 2019. The increase in revenues is largely due to increases in the quantity of soybeans processed and sales of soybean oil. We processed an additional 10.9% in soybeans compared to the same period in 2019, which increased the volume of soybean products available for sale to our customers. In addition, our soybean oil sales increased 49.4% compared to the same period in 2019. The increase in demand for soybean oil is primarily due to an increase in production capacity on the renewable diesel industry.
Gross Profit/Loss – Gross profit decreased $312,000, or 11.5%, for the three months ended September 30, 2020, compared to the same period in 2019. The decrease in gross profit is primarily due to the adverse weather conditions in 2019 which negatively affected the quantity and quality of soybean crop in our local procurement area. Severe flooding from heavy snow and rainfall in the spring of 2019 forced local farmers to delay or reduce planting, or elect not to plant at all. Consequently, soybean production in South Dakota decreased by nearly 50% from 2018 to 2019, which increased soybean prices and reduced our soybean crush margins. Crush margins were also adversely affected by increased moisture and decreased protein content in the 2019 soybean crop, both of which reduced product yield.
The decrease in gross profit caused by adverse weather is partially offset by a $1.6 million, or 18.0%, reduction in production costs due to a decrease in maintenance expenses. In August 2019, we had an extended shutdown of our Volga facility, which required us to make extensive repairs and replace certain processing equipment.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, remained relatively constant for the three-month period ended September 30, 2020, compared to the same period in 2019.
Interest Expense – Interest expense increased $43,000, or 21.7%, for the three months ended September 30, 2020, compared to the same period in 2019. The increase in interest expense is due primarily to an increase in borrowings from our lines of credit, as we borrowed more to pay for capital improvements. The average debt level during the three-month period ended September 30, 2020 was approximately $31.9 million, compared to $16.2 million for the same period in 2019. Partially offsetting the increase in borrowings is a decrease in interest rates on our senior debt with CoBank. As of September 30, 2020, the interest rate on our revolving long-term loan was 2.60%, compared to 4.47% as of September 30, 2019.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, increased $101,000 during the three months ended September 30, 2020, compared to the same period in 2019. The increase in other non-operating income is due to a $131,000 improvement in gains (losses) on our interest rate hedges. During the quarter ended September 30, 2020, we recognized $38,000 of gains on interest rate swaps, compared to a loss of $93,000 during the same period in 2019.

Net Income/Loss – During the three-month period ended September 30, 2020, we generated a net income of $1.4 million, compared to $1.7 million for the same period in 2019. The $300,000 decrease is primarily attributable to a decrease in gross profit.
Comparison of the nine months ended September 30, 2020 and 2019

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
	$	% of Revenue	$	% of Revenue
Revenue	$296,445,621	100.0	$277,299,775	100.0
Cost of revenues	(285,643,013)	(96.4)	(262,246,506)	(94.6)
Gross profit	10,802,608	3.6	15,053,269	5.4
Operating expenses	(2,780,612)	(0.9)	(2,781,405)	(1.0)
Interest expense	(897,325)	(0.3)	(656,729)	(0.2)
Other non-operating income (expense)	(22,245)	—	571,669	0.2
Income tax benefit (expense)	—	—	(600)	—

Net income	$7,102,426	2.4	$12,186,204	4.4
Revenue – Revenue increased $19.1 million, or 6.9%, for the nine-month period ended September 30, 2020, compared to the same period in 2019. The increase in revenues is primarily due to increases in the quantity of soybeans processed and sales of soybean oil. We processed an additional 2.4% in soybeans, which increased the volume of soybean products available for sale to our customers. In addition, our soybean oil sales increased 11.1% compared to the same period in 2019. The increase in demand for soybean oil is primarily due to an increase in production capacity within the renewable diesel industry.
Gross Profit/Loss – Gross profit decreased $4.3 million for the nine months ended September 30, 2020, compared to the same period in 2019. The decrease in gross profit is primarily due to adverse weather conditions and COVID-19. Severe flooding from heavy snow and rainfall in the spring of 2019 caused local farmers to delay or reduce planting, or elect not to plant at all. Consequently, soybean production in South Dakota decreased by nearly 50% from 2018 to 2019, which increased soybean prices and reduced our soybean crush margins. Crush margins were further affected by the COVID-19 pandemic as restaurants and other retailers closed or reduced their operations.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, remained relatively constant for the nine-month period ended September 30, 2020, compared to the same period in 2019.
Interest Expense – Interest expense increased $241,000, or 36.6%, during the nine months ended September 30, 2020, compared to the same period in 2019. The increase in interest expense is due primarily to an increase in borrowings from our lines of credit, as we borrowed more to pay for capital improvements. The average debt level during the nine-month period ended September 30, 2020 was approximately $35.9 million, compared to $17.4 million for the same period in 2019. Partially offsetting the increase in borrowings is a decrease in interest rates on our senior debt with CoBank. As of September 30, 2020, the interest rate on our revolving long-term loan was 2.60%, compared to 4.47% as of September 30, 2019.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $594,000 during the nine-month period ended September 30, 2020, compared to the same period in 2019. The decrease in other non-operating income is due to a $545,000 decrease in compensation from management services. Compensation from management services decreased from 2019 to 2020 following the completion of construction services performed for Prairie AquaTech Manufacturing, LLC in 2019.
Net Income/Loss – During the nine-month period ended September 30, 2020, we generated a net income of $7.1 million, compared to $12.2 million for the same period in 2019. The $5.1 million decrease is primarily attributable to decreases in gross profit and other non-operating income.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2020, we had working capital, defined as current assets less current liabilities, of approximately $23.7 million, compared to $26.1 million on September 30, 2019. Working capital decreased $2.4 million between periods primarily due to capital expenditures of $9.2 million and a $6.7 million distribution to members. Based on our current plans, we believe that we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Nine Months Ended September 30, 2020 and 2019

	2020	2019
Net cash provided by (used for) operating activities	$(1,428,797)	$(7,843,401)
Net cash provided by (used for) investing activities	(4,455,263)	(4,880,650)
Net cash provided by (used for) financing activities	9,090,315	5,766,090
Cash Flows Used For Operations
The $6.4 million decrease in cash flows used for operating activities is due to a $17.4 million change in accrued commodity purchases. During the nine-month period ended September 30, 2020, we increased accrued commodity purchases by $8.1 million, compared to a reduction of $9.3 million during the same period in 2019. Partially offsetting the change in accrued commodity purchase was an $8.8 million increase in inventories in 2020, compared to the same period in 2019. We increased inventories by $24.7 million during the nine months ended September 30, 2020, compared to a $15.9 million decrease in 2019. Increases in accrued commodity purchases and inventories were the result of timing of the annual soybean harvest, which was delayed in 2019 due to adverse weather conditions.
Cash Flows Used For Investing Activities
The $0.4 million decrease in cash flows used for investing activities during the nine-month period ended September 30, 2020, compared to the same period in 2019, is due to a decrease in capital improvements. During the nine months ended September 30, 2020, we spent approximately $4.2 million on capital improvements, compared to $5.0 million during the same period in 2019. Partially offsetting the decrease in capital improvements was an increase in investment purchases. During the nine months ended September 30, 2020, we invested an additional $0.4 million in Prairie AquaTech Manufacturing, LLC, compared to $0 during the same period in 2019.
Cash Flows Provided By (Used For) Financing Activities
The $3.3 million increase in cash flows provided by financing activities is principally due to an $8.5 million decrease in cash distributions to members. Cash distributions to our members totaled approximately $6.7 million during the nine-month period ended September 30, 2020, compared to $15.2 million during the same period in 2019. Partially offsetting the decrease in cash distributions to members was a $5.2 million reduction in net proceeds on borrowings. During the nine months ended September 30, 2020, net proceeds on borrowings increased $15.8 million, compared to $21.0 million during the same period in 2019.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum, or $26.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. On March 20, 2020, the available credit line decreased by $2.0 million, and decreases continually by the same amount every six months until the credit line’s maturity on September 20, 2023 at which time we will be required to make a balloon payment for the remaining balance. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $22.0 million and $16.0 million as of September 30, 2020 and December 31, 2019. Under this loan, there were $38,000 of additional funds available to be borrowed as of September 30, 2020.

The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. The maximum we may borrow under this credit line is $28 million until the loan's maturity on December 1, 2020. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of September 30, 2020 and December 31, 2019, there were advances outstanding on the seasonal loan of $0.0 million and $1.7 million, respectively. Under this loan, there was $28.0 million in available funds to borrow as of September 30, 2020.
Both loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 2.60% and 4.24% as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the interest rate on the seasonal loan is 2.35% and 3.99%, respectively. Under these loans, we are subject to compliance with standard financial covenants and the maintenance of certain financial ratios. One of the loan covenants restricts our ability to borrow from lenders other than CoBank to an amount not exceeding $300,000. As of September 30, 2020, we had debt outstanding from other lenders equal to $1,215,700, due to borrowings under a new PPP loan, as further discussed below. We obtained CoBank's consent prior to entering into the new loan and subsequently received a waiver that is in effect as of September 30, 2020. We were in compliance with all other covenants and conditions with CoBank as of September 30, 2020.
On April 20, 2020, we entered into an unsecured promissory note for $1,215,700 under the U.S. Small Business Administration's Paycheck Protection Program (“PPP Loan“), a loan program created under the CARES Act. The PPP Loan is scheduled to mature on April 20, 2022 and has a 1% interest rate. No payments are due on the PPP Loan until November 20, 2020, although interest will continue to accrue during the deferment period. Beginning November 20, 2020, we are obligated to pay 18 equal monthly installments of principal and interest in the amount necessary to fully amortize the PPP Loan through the maturity date, unless all or a portion of the PPP Loan is forgiven under the terms and conditions of the CARES Act. Forgiveness of the PPP Loan is determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent or utility costs. We believe all or a significant portion of the PPP Loan will be forgiven.
We also had a loan with the State of South Dakota Department of Transportation in connection with previous improvements made to the railway infrastructure near our soybean processing facility in Volga, South Dakota. Under this loan, which matured on June 1, 2020, we made annual principal and interest payments of $75,500. The principal balance outstanding on this loan was $0 and $603,342 as of September 30, 2020 and December 31, 2019.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$24,393,000	$5,264,000	$19,129,000	$—	$—

Operating Lease Obligations	13,670,000	6,130,000	3,331,000	1,207,000	3,002,000

Totals	$38,063,000	$11,394,000	$22,460,000	$1,207,000	$3,002,000
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
As of September 30, 2020, we had $1.2 million in fixed rate debt outstanding and $50 million of variable rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $500,000 per year.
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

Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2020.
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
Item 1A. Risk Factors.
During the quarter ended September 30, 2020, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2019 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 10, 2020	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 10, 2020	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)