Form 10-K
period 2020-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2021-03-31
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
☐    Yes       ☒   No

The aggregate market value of the registrant’s Class A units held by non-affiliates at June 30, 2020 was approximately $98,591,625 computed by reference to the most recent public offering price on Form S-1. The registrant's Class A units are not listed on an exchange or otherwise publicly traded. Additionally, the Class A units are subject to significant restrictions on transfer under the registrant's operating agreement.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year (December 31, 2020).

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION
This Annual Report on Form 10-K and other reports issued by South Dakota Soybean Processors, LLC (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contain “forward-looking statements” that deal with future results, expectations, plans and performance. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. These forward-looking statements are made based on our expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. We do not undertake any responsibility to release publicly any revisions to these forward-looking statements to take into account events or circumstances that occur after the date of this report. Additionally, we do not undertake any responsibility to update you on the occurrence of any unanticipated events which may cause actual results to differ from those expressed or implied by the forward-looking statements contained in this report. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” and elsewhere in this report. As stated elsewhere in this report such factors include, among others:
•Changes in the weather or general economic conditions impacting the availability and price of soybeans and natural gas;
•Global, national and regional agricultural, economic, financial and commodities market, political, social, and health conditions;
•Fluctuations in U.S. oil consumption and petroleum prices;
•Changes in perception of food quality and safety;
•Damage to or loss of our facilities due to casualty, weather, mechanical failure or any extended or extraordinary maintenance or inspection that may be required;
•Changes in business strategy, capital improvements or development plans;
•Changes in the availability of credit and interest rates;
•The availability of additional capital to support capital improvements, development and projects; and
•Other factors discussed under the item below entitled “Risk Factors.”
We are not under any duty to update the forward-looking statements contained in this report. We cannot guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
PART I
Item 1. Business.
Overview
South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant and a soybean oil refinery in Volga, South Dakota, which we have been operating since 1996 and 2002, respectively. We also own and operate an oilseed processing plant located approximately five miles east of Miller, South Dakota, which we have been operating since 2015. We are owned by approximately 2,200 members, most of whom reside in South Dakota and neighboring states and many of whom deliver and sell soybeans to our plants for processing.
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
We began producing soybean meal, crude soybean oil, and soybean hulls in 1996. Since this time we have continuously made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2003, we acquired ownership and management control of Urethane Soy Systems Company, a company engaged in the production and sale of various soybean oil-based polyurethane products, which we closed in December 2011 due to poor financial performance. In May 2011, we completed the construction and start-up of a deodorizer at our facility, which allows us to deodorize refined soybean oil and sell the oil directly to customers in the food industry. In December 2014, we purchased an oilseed processing plant located near Miller, South Dakota, approximately 100 miles west of our main facility in Volga. The Miller plant allows us to expand into new markets by processing identity-preserved soybeans, such as non-genetically modified organisms (GMO) and organic soybeans.
Industry Information
The soybean processing industry converts soybeans into soybean meal, soybean hulls and soybean oil. A bushel of soybeans typically yields approximately forty-four pounds of meal, four pounds of hulls, and eleven pounds of crude oil when processed. While the meal and hulls are mostly consumed by animals, food ingredients are the primary end use for the oil. Crude soybean oil is generally refined for use as salad and cooking oil, baking and frying fat, and to a more limited extent, for industrial uses. Increasingly, the sale of soybean oil for human consumption is impacted by the regulation of trans-fat, which results from the hydrogenation process of products such as soybean oil and plant oils. The U.S. Food and Drug Administration requires that food processors disclose the level of trans-fatty acids contained in their products. In addition, various local governments in the U.S. have enacted, or are considering enacting, restrictions on the use of trans-fats in restaurants. As a result, many food manufacturers have reduced the amount of hydrogenated soybean oil included in their products or switched to other oils containing lower amounts of trans-fat.
Soybean production is heavily concentrated in the central U.S., Brazil, Argentina and China. In the 2020 harvest season, the U.S. produced approximately 4.14 billion bushels of soybeans, approximately 16% higher than 2019, and approximately 31% of estimated world production. The USDA estimates that approximately 48% of soybeans produced in the U.S. are processed domestically, 49% are exported as whole soybeans, and 3% are retained for seed and residual use. Historically, there has been an adequate supply of soybeans produced in South Dakota and the upper Midwest for the soybean processing industry. In 2020, farm producers in South Dakota produced 223.9 million bushels of soybeans, ranking it eighth among the top producing states in the U.S. as set forth in the following table:

State	Production (bushels)
Illinois	605 million
Iowa	494 million
Minnesota	359 million

State	Production (bushels)
Indiana	329 million
Nebraska	294 million
Missouri	290 million
Ohio	263 million
South Dakota	224 million
North Dakota	191 million
Kansas	190 million
Soybean processing facilities are generally located close to adequate sources of soybeans and a strong demand for meal to decrease transportation costs. Soybean meal is predominantly consumed by poultry and swine in the U.S. On average, exports of soybean meal account for 20% to 30% of total production.
Soybean oil refineries are also generally located close to soybean processing plants. Oil is shipped throughout the U.S. and for export. The USDA estimates that approximately 58% of domestic oil production is used in food, feed and industrial applications, 32% in biodiesel production, and 10% is exported for various uses.
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
Raw Materials and Suppliers
We purchase soybeans for processing from local soybean producers and elevators, of which there has been adequate supply historically. In 2020, producers in South Dakota grew and harvested approximately 224 million bushels, compared to 146 million in 2019, 275 million in 2018, 241 million in 2017, and 256 million bushels in 2016. Of this amount, we processed 34.3 million bushels in 2020, compared to 33.0 million bushels in 2019, 33.2 million in 2018, 31.6 million in 2017, and 31.7 million bushels in 2016. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.
Utilities
Volga, South Dakota
We use natural gas and electricity to operate the crushing and refining plants in Volga, South Dakota. Natural gas is used in the boilers for processing heat and for drying soybeans. NorthWestern Corporation, Sioux Falls, South Dakota, provides for the delivery of natural gas to us on an interruptible basis. We are at risk to adverse price fluctuations in the natural gas market, but we have the capability to use fuel oil and biofuel as a backup to natural gas if delivery is interrupted or market conditions dictate. We also employ forward contracting to offset some of this risk. Our electricity is supplied by the City of Volga, South Dakota.

Miller, South Dakota
We use electricity to operate the mechanical press plant in Miller, South Dakota, as natural gas distribution lines are not located in the area. Our electricity is provided by NorthWestern Corporation, Sioux Falls, South Dakota.
Employees
We currently employ approximately 118 individuals, all but four of whom are full-time. We have no unions or other collective bargaining agreements.
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
The table presented below represents the percentage of sales by quantity of product sold within various markets for 2020.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil
Local	47%	83%	24%
Other U.S. States	26%	13%	66%
Export	27%	4%	10%
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
We were the only operating soybean processing plants in South Dakota until 2019. In the summer of 2019, AGP completed construction and began operating a new processing plant in northeast South Dakota. This plant could intensify the competition for the purchase of soybeans in certain areas of South Dakota from which we now purchase as well as the sale of our products throughout our trade area. Our processing facilities represent approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. We continue to maintain our competitive position in the market by producing high quality products and operating highly efficient operations at the lowest possible cost. Adding value to our products is a consistent objective. Most recently, for example, we invested in Prairie AquaTech, LLC and its various affiliates, an early-stage company engaged in the research and development of high quality protein ingredients derived from soybeans. Our investment led to the construction and operation of a new production facility immediately adjacent to our Volga plant in 2019.
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
Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 outbreak or other similar outbreaks. Outbreaks of contagious diseases, including the ongoing COVID-19 outbreak and pandemic, and other adverse public health developments could have an adverse effect on our business. COVID-19 has resulted in a widespread health crisis that has affected and is expected to continue to adversely affect the economies and financial markets of most areas of the United States and other countries, which may affect the demand for our products and services, such as the declines in demand experienced during the second quarter of 2020 for our feed and food ingredients. The impact of the COVID-19 pandemic may also exacerbate the other risks discussed in this Item 1A, any of which could have a material effect on us. The extent to which COVID-19 will impact our business in the future will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the spread and containment of the virus, the severity of the disease, the duration of the outbreak, the extent of any reoccurrence of the coronavirus or any evolutions or mutations thereof, the distribution of vaccines or therapeutic treatments that can restore consumer and business economic confidence, and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy.
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

Item 4. Mine Safety Disclosures.
None.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of December 31, 2020 and March 1, 2021, there were 2,219 members of record and a total of 30,419,000 Class A capital units issued and outstanding. We did not make any repurchases of Class A units during the fiscal year 2020.
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

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Matched
First Quarter 2019	$3.24	$3.44	$3.30	95,000
Second Quarter 2019	$3.48	$3.75	$3.60	59,000
Third Quarter 2019	$3.75	$3.77	$3.76	17,500
Fourth Quarter 2019	$3.50	$3.60	$3.54	34,000
First Quarter 2020	$3.49	$3.51	$3.49	26,000
Second Quarter 2020	$3.35	$3.43	$3.37	37,000
Third Quarter 2020	$3.10	$3.31	$3.22	28,000
Fourth Quarter 2020	$3.04	$3.15	$3.10	75,250
(1)The qualified matching service rules prohibit firm bids; therefore, the prices reflect actual sale prices of the capital units.
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

Distributions to Members
We issued to our members a cash distribution of $6.7 million (22.0¢ per capital unit) and $15.2 million (50.0¢ per capital unit) in the years ended December 31, 2020 and 2019, respectively. On February 2, 2021, our board of managers approved a cash distribution to our members of approximately $9.4 million (31.0¢ per capital unit), which was issued to our members on or about February 4, 2021. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement and distribution policy. Distributions are also subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.
Item 6. Selected Financial Data.
The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Eide Bailly LLP.

	2020	2019	2018	2017	2016
Bushels processed	34,306,674	33,045,418	33,232,663	31,577,132	31,735,399
Statement of Operations Data:
Revenues	$415,025,765	$371,275,766	$391,764,683	$375,759,337	$377,931,693
Costs & expenses:
Cost of goods sold	(395,772,460)	(356,475,930)	(362,601,571)	(364,150,130)	(363,829,609)
Operating expenses	(3,819,645)	(3,624,306)	(3,834,845)	(3,211,255)	(3,441,446)
Operating profit (loss)	15,433,660	11,175,530	25,328,267	8,397,952	10,660,638
Non-operating income (loss)	1,239,018	723,812	1,448,980	(1,171,034)	2,340,072
Interest expense	(1,090,951)	(919,157)	(897,942)	(457,909)	(413,863)
Income tax benefit (expense)	—	(600)	(1,960)	(1,941)	6,209
Income (loss) from continuing operations	15,581,727	10,979,585	25,877,345	6,767,068	12,593,056
Gain (loss) on discontinued operations	—	—	—	—	—
Net income (loss)	$15,581,727	$10,979,585	$25,877,345	$6,767,068	$12,593,056
Weighted average capital units outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net income (loss) per capital unit	$0.512	$0.361	$0.851	$0.222	$0.414
Balance Sheet Data:
Working capital	$31,391,916	$21,322,260	$19,425,996	$15,668,312	$21,794,589
Net property, plant & equipment	64,231,194	64,517,204	59,068,014	55,531,308	44,751,140
Total assets	225,823,047	158,104,992	144,854,183	123,216,647	121,240,557
Long-term obligations	23,613,702	15,307,727	5,796,382	5,102,818	724,035
Members’ equity	94,836,880	85,947,333	90,177,248	69,375,206	72,052,927
Other Data:
Capital expenditures	$4,652,368	$10,066,719	$8,026,131	$14,494,447	7,065,332
Distributions to members	$6,692,180	$15,209,500	$5,075,303	$9,444,789	$15,048,481
Distributions to members per capital unit	$0.220	$0.500	$0.167	$0.310	$0.495

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
Overview and Executive Summary
Despite the significant challenges in 2020 due to COVID-19, plant shutdowns, quarantines and social distancing, we quickly adjusted and overcame them. With hard work, perseverance and a little luck, we turned what looked like a less than promising year into a positive one.
Heading into 2020, we knew we would be faced with significant challenges. Due to the previous spring's inclement weather, we were faced with a soybean crop of low quality and yield. The pandemic then hit the U.S. beginning in March, which only accelerated existing challenges and exposed new ones. Our oil market was immediately affected. Demand for soybean oil in public places, like bars and restaurants, came to an almost screeching halt, forcing many of our food customers to cancel their scheduled shipments. As a result, we were forced to consider a slowdown in order to avoid filling up on oil. Our meal market, likewise, was sharply disrupted. Meat packing plants were forced to slow down or shut operations due to pandemic-related workforce disruptions, causing processing facilities to turn away hogs which, in turn, caused a hog backup at confinement and other facilities. As a result, these facilities curtailed their purchases of soybean meal.
Toward the end of May, however, we began to see signs of recovery. Restaurants, bars and other small businesses slowly began to reopen, resulting in a growing demand for oil. Similarly, in the energy sector, oil demand returned from the renewable diesel sector.
Going into the fourth quarter, a number of factors contributed to our further recovery. In our oil refinery, after investing heavily the past few years on improving and expanding our operations, we discovered new markets and areas to market our oil. The meal market also returned to normal levels, with demand restored in both the local and export markets. The fall soybean crop significantly improved in both yield and quality compared to 2019, helping operations finish the year on a positive note.
As a result, we recorded a net income of $15.6 million, compared to $11.0 million in 2019.
Looking ahead into 2021, we anticipate strong demand for soybean oil and steady demand for soybean meal. The renewable diesel sector is currently purchasing high volumes of soybean oil for delivery in 2021 and beyond. Soybean oil demand from the food sector is expected to continue to improve in 2021, particularly as COVID-19 restrictions are eased in the bar and restaurant trade. Soybean meal demand from the feed sector is likely to remain flat in 2021. While demand for meal from the hog market is expected to improve due to higher prices for hogs, demand from the dairy market may fall due to the price competitiveness of feed substitutes such as canola meal.
Soybean supply may prove to be a challenge for us in 2021 during the third quarter. Due to strong export demand and increased processing in the U.S., soybean supply is forecast to fall dramatically during the summer. This shortfall, in addition to causing higher soybean prices, may force us to slow production in August and September. A successful fall harvest would provide relief, though we are unable to provide a harvest forecast at this time. Our planned investments in new storage facilities in 2021 could provide additional relief by allowing us capture a greater number of new crop soybeans when they become available in the fall.

Results of Operations
Comparison of Years Ended December 31, 2020 and 2019

	Year Ended December 31, 2020		Year Ended December 31, 2019
	$	% of Revenue	$	% of Revenue
Revenue	$415,025,765	100.0	$371,275,766	100.0
Cost of revenues	(395,772,460)	(95.4)	(356,475,930)	(96.0)
Operating expenses	(3,819,645)	(0.9)	(3,624,306)	(1.0)
Other income (expense)	148,067	—	(195,345)	(0.1)
Income tax (expense), net	—	—	(600)	—
Net income (loss)	$15,581,727	3.8	$10,979,585	3.0
Revenue – Revenue increased $43.7 million, or 11.8%, for the year ended December 31, 2020, compared to the same period in 2019. The increase in revenues is primarily due to increases in the quantity of soybeans processed and sales of soybean oil. We processed an additional 3.8% in soybeans in 2020 compared to 2019, which increased the volume of soybean products available for sale to our customers. In addition, our soybean oil sales increased 10.4% compared to 2019 due primarily to an increase in production capacity in the renewable diesel industry.
Gross Profit/Loss – Gross profit increased $4.5 million, or 30.1%, in 2020 compared to 2019 due primarily to improved weather conditions in our soybean procurement area and decreased maintenance costs. Severe flooding arising from heavy snow and rainfall in the spring of 2019 forced local farmers to delay or reduce planting, or elect to not plant at all. Consequently, soybean production in South Dakota decreased nearly 50% from 2018 to 2019, which increased local soybean prices and narrowed soybean crush margins. Crush margins were also adversely affected by increased moisture and decreased protein content in the 2019 soybean crop, both of which reduced our product yield. In 2020, soybean quality and yield in our procurement area greatly improved. In addition, production expenses decreased $1.4 million, or 4.7%, between 2019 and 2020 due to a decrease in maintenance costs. In August 2019, we had an extended shutdown of our Volga facility, which required us to make extensive repairs and replace certain processing equipment.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $195,000, or 5.4%, for the year ended December 31, 2020, compared to 2019. The increase is primarily due to an increase in personnel costs.
Interest Expense – Interest expense increased $172,000, or 18.7%, for the year ended December 31, 2020, compared to the same period in 2019. The increase in interest expense is due primarily to an increase in borrowings from our lines of credit, as we borrowed more to pay for capital improvements and increased soybean prices. During the year ended December 31, 2020, the average debt level was approximately $32.9 million, compared to $19.1 million in 2019. Partially offsetting the increase in borrowings is a decrease in interest rates on our senior debt with CoBank. As of December 31, 2020, the interest rate on our revolving long-term loan was 2.60%, compared to 4.24% as of December 31, 2019.
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, increased $515,000, or 71.2%, for the year ended December 31, 2020, compared to the same period in 2019. The increase was primarily due to the forgiveness of the Payment Protection Plan loan by the U.S. Small Business Administration in November 2020.
Net Income/Loss – We generated a net income of $15.6 million during the year ended December 31, 2020, compared to $11.0 million during the same period in 2019. The $4.6 million improvement in net income is primarily attributable to an increase gross profit.

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
Revenue – Revenue decreased $20.5 million, or 5.2%, for the year ended December 31, 2019, compared to the same period in 2018. The decrease in revenues is primarily due to a 7.0% decrease in the average sales price of soybean meal. Soybean meal prices in 2019 were adversely affected by increased production of U.S. soybeans during the year ended December 31, 2019, compared to the same period in 2018. A record sized soybean crop in the fall of 2018 and a trade dispute with China, caused soybean processors in the U.S. to operate at full or increased capacity in effort to maximize margins.
Gross Profit/Loss – Gross profit decreased $14.4 million, or 49.3%, during 2019, compared to 2018. The decrease in gross profit was primarily due to adverse weather conditions in our soybean procurement area, increased soybean processing in the U.S., and increased maintenance costs. Severe flooding arising from heavy snow and rainfall in the spring of 2019 caused local farmers to delay and reduce planting or not to plant entirely. Consequently, soybean production in South Dakota decreased approximately 47% from 2018 to 2019, which increased soybean prices and narrowed soybean crush margins.
In May 2018, China implemented a 25% tariff on U.S. soybeans effectively halting soybean exports from the U.S. to China. China subsequently shifted soybean purchases to other countries such as Brazil and Argentina. Since China does not typically purchase or import soybean meal or oil, soybean meal and oil prices did not decrease at the same rate as soybeans, resulting in unprecedented board crush levels in 2018. By 2019, however, U.S. soybean processing facilities, in effort to capitalize on high crushing margins, increased their production capacity, which returned crush margins to average levels historically.
Our Volga facility completed its regularly scheduled annual maintenance shutdown in August 2019. The shutdown, unfortunately, was approximately twice as long in duration than in previous years due to extensive and necessary repairs and replacement of various process equipment. As a result, maintenance expenses increased by approximately $3.1 million in 2019, compared to 2018.
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
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, decreased $725,000, or 50.0%, for the year ended December 31, 2019, compared to the same period in 2018. The decrease was primarily due to a $310,000 deterioration on gains (losses) on sale of property and equipment and an $184,000 decrease in compensation for management services. In 2019, we recorded $64,000 in losses on the sale of property and equipment, compared to a $246,000 gain during 2018. In April 2018, we entered into two agreements with Prairie AquaTech Manufacturing, LLC for a total consideration of $1.72 million for the purpose of performing various management and construction management services. During the year ended December 31, 2019, we recognized income of $759,000 from these two agreements, compared to $943,000 during the same period in 2018.

Net Income/Loss – We generated a net income of $11.0 million during the year ended December 31, 2019, compared to $25.9 million during the same period in 2018. The $14.9 million decrease in net income is primarily attributable to a decrease in revenues and gross profit.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On December 31, 2020, we had working capital, defined as current assets less current liabilities, of approximately $31.4 million, compared to working capital of $21.3 million on December 31, 2019. Working capital increased between periods primarily due to increases in net income in 2020. We will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Years Ended December 31, 2020 and 2019

	2020	2019
Net cash from (used for) operating activities	$14,206,832	$(3,347,017)
Net cash (used for) investing activities	(4,949,271)	(9,968,606)
Net cash from (used for) financing activities	(6,231,292)	6,743,222
Cash Flows From (Used For) Operating Activities
The $17.6 million change in cash flows provided by (used for) from operating activities is primarily attributed to a $17.7 million change in accrued commodity purchases and a $4.6 million increase in net income. In 2020, we increased accrued commodity purchases by $13.6 million, compared to a reduction of $4.1 million in 2019. Partially offsetting the change in accrued commodity purchases was a $6.2 million increase in inventories in 2020, compared to the same period in 2019. We increased inventories by $20.6 million in 2020, compared to $14.3 million in 2019. Increases in accrued commodity purchases and inventories were the result of increased commodity prices.
Cash Flows From (Used For) Investing Activity
The $5.0 million decrease in cash flows used for investing activities between 2019 and 2020 was due to a decrease in capital improvements in 2020. In 2020, we spent approximately $4.7 million on capital improvements to improve the quality and efficiency of operations, compared to $10.1 million in 2019.
Cash Flows From (Used For) Financing Activity
The $13.0 change in cash flows provided by (used for) financing activities is due to an $17.3 million reduction in net proceeds (payments) on borrowings from our credit facilities in 2020, compared to the same period in 2019. In 2020, net proceeds from borrowings was $0.4 million, compared to $17.7 million in 2019. The change in net proceeds (payments) on borrowings was partially offset by an $8.5 million decrease in cash distributions to members in 2020, compared to 2019.
Comparison of the Years Ended December 31, 2019 and 2018

	2019	2018
Net cash from operating activities	$(3,347,017)	$30,477,437
Net cash used for investing activities	(9,968,606)	(13,765,561)
Net cash used for financing activities	6,743,222	(10,198,317)
Cash Flows From (Used For) Operating Activities
The $33.8 million change in cash flows provided by (used for) from operating activities was primarily attributed to a $14.9 million decrease in net income and a $7.8 increase in inventory in 2019, compared to a $1.3 million decrease in 2018. We increased crude oil inventory in 2019 mainly due to complications starting up our refinery after the plant maintenance shutdown in August 2019.

Cash Flows From (Used For) Investing Activity
The $3.8 million decrease in cash flows used for investing activities between 2018 and 2019 was due to a decrease in investments in 2019, offset by an increase in capital improvements in 2019. In 2018, we made an equity investment of $6.3 million in Prairie AquaTech, LLC and its affiliated companies, compared to $0 in 2019. This decrease was offset by spending $10.1 million in capital improvements in 2019 to help improve the quality and efficiency of operations, compared to $8.0 million in 2018.
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
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum, or $26.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $2.0 million every six months until the credit line’s maturity on September 20, 2023, at which time we will be required to make a balloon payment for the remaining balance. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $17.5 million and $16.0 as of December 31, 2020 and 2019, respectively. Under this loan, $4.5 million was available to be borrowed as of December 31, 2020.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. Prior to the 2021 amendments described below, the maximum we could borrow under this line was $25.0 million until the loan's maturity on December 1, 2021. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of December 31, 2020 and 2019, there were advances outstanding on the seasonal loan of $0 and $1.7 million, respectively. Under this loan, $25.0 million was available to be borrowed as of as of December 31, 2020.
On February 5, 2021 and March 1, 2021, we amended our seasonal loan with CoBank. Under the amendments, the principal amount that we may borrow is increased from $25 million to $45 million until the loan's maturity on December 1, 2021. All other material items and conditions under the credit agreement, and subsequent amendments to such agreement, remain the same following these amendments.
Both the revolving and seasonal loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 2.60% and 4.24% as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the interest rate on the seasonal loan is 2.35% and 3.99%, respectively. We were in compliance with all covenants and conditions under the loans as of December 31, 2020.
On April 20, 2020, we entered into an unsecured promissory note for $1,215,700 under the U.S. Small Business Administration's Paycheck Protection Program (“PPP Loan“), a loan program created under the Coronavirus Aid, Relief and Economic Security (the "CARES Act"). The PPP Loan was made through First Bank & Trust, N.A., Brookings, South Dakota The PPP Loan was scheduled to mature on July 20, 2022 and had a 1.0% interest rate. In November 2020, we submitted to the SBA an application for loan forgiveness application equal to the sum of qualifying expenses such as payroll costs, rent obligations, and covered utility payments. The forgiveness application was approved by the SBA on November 25, 2020 for $1,205,700 and the remaining $10,000 in February 2021.
We also had a loan with the State of South Dakota Department of Transportation in connection with previous improvements made to the railway infrastructure near our soybean processing plant in Volga, South Dakota. Under this loan, which matured on June 1, 2020, we made annual principal and interest payments of $75,500. The principal balance outstanding on this loan was $0 and $603,342 as of December 31, 2020 and 2019, respectively.
Capital Expenditures
We made a total of $4.7 million in capital expenditures on property and equipment in 2020, compared to approximately $10.1 million in 2019. Improvements were made to enhance the quality and efficiency of our soybean crushing facility and oil refinery in Volga, South Dakota, and our small oilseed processing plant near Miller, South Dakota. Depending upon profitability, we anticipate spending between $8.0 million and $12.0 million for capital improvements in 2021, which will be financed from cash flows from operating activities and long-term debt financing.
Off Balance Sheet Financing Arrangements
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$23,090,000	$4,368,000	$18,722,000	$—	$—

Operating Lease Obligations	12,916,000	6,024,000	2,869,000	1,159,000	2,864,000

Total	$36,006,000	$10,392,000	$21,591,000	$1,159,000	$2,864,000
(1)Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
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
Operating Leases
Effective January 1, 2019, we adopted ASU No. 2016-02 (Leases). The standard requires companies to recognize operating lease assets and liabilities on the balance sheet and disclose key information regarding its leasing arrangements. We elected the package of practical expedients permitted in ASC Topic 842. Accordingly, we accounted for all our leases as operating leases under the new guidance, without reassessing (a) whether the contracts contain leases under Topic 842, (b) whether classification of the operating leases would be different in accordance with ASC Topic 842, or (c) whether the unamortized initial direct costs before transition adjustments, if any, would have met the definition of initial direct costs in ASC Topic 842 at lease commencement. As a result of the adoption of the new lease accounting guidance, we recognize: (a) a lease liability amount which represents the present value of all remaining lease payments discounted using our incremental borrowing rate at the time of adoption of the respective leases, and (b) a right-of-use asset amount which represents the total lease liability adjusted for any unamortized initial direct costs. We also elected not to recognize and measure any short-term lease, which is a lease that, at the commencement date, has a term of 12 months or less and does not contain an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
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
As of December 31, 2020, we had $0 in fixed rate debt and $47 million in variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $470,000 per year.
Item 8. Financial Statements and Supplementary Data.
Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2020, 2019 and 2018.
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
As of December 31, 2020, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment using those criteria, management concluded that, as of December 31, 2020, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.
This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Item 9B. Other Information.
None.
PART III
Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a Definitive Proxy Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2020).
Part IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(a)(1)    Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2020. The financial statements appear on page F-2 of this Report.
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

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended and restated
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate
10.1	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002
10.2	Railroad Car Lease Agreements with Wells Fargo Rail Corporation, dated November 10, 2003 and November 25, 2003 (2)
10.3	Security Agreement with CoBank dated June 17, 2004
10.4	Credit Agreement with CoBank dated December 28, 2016
10.5	Amendment to Credit Agreement with CoBank dated March 28, 2017
10.6	Amendment to Credit Agreement with CoBank dated February 27, 2018
10.7	Amendment to Credit Agreement with CoBank dated January 28, 2020
10.8	Amendment to Credit Agreement with CoBank dated December 10, 2020
10.9	Monitored Revolving Credit Supplement dated December 28, 2016
10.10	Amended and Restated Revolving Credit Promissory Note dated January 28, 2020
10.11	Amended and Restated Revolving Credit Promissory Note dated December 10, 2020

Exhibit Number	Description
10.12	Amended and Restated Revolving Credit Promissory Note dated February 5, 2021
10.13	Amended and Restated Revolving Credit Promissory Note dated March 1, 2021
10.14	Amended and Restated Revolving Term Promissory Note dated January 28, 2020
10.15	Thomas Kersting Employment Agreement dated January 1, 2020
10.16	Mark Hyde Employment Agreement dated March 21, 2017
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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
(2) Assigned by General Electric Railcar Services Corporation to Wells Fargo Rail Corporation on August 1, 2016.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	March 31, 2021	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 31, 2021		/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 31, 2021	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 31, 2021	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	March 31, 2021	By	/s/ Ronald Anderson
Ronald Anderson, Manager

Dated:	March 31, 2021	By	/s/ Mark Brown
Mark Brown, Manager

Dated:	March 31, 2021	By	/s/ Wayne Enger
Wayne Enger, Manager

Dated:	March 31, 2021	By	/s/ Spencer Enninga
Spencer Enninga, Manager

Dated:	March 31, 2021	By	/s/ Gary Goplen
Gary Goplen, Manager

Dated:	March 31, 2021	By	/s/ Jeffrey Hanson
Jeffrey Hanson, Manager

Dated:	March 31, 2021	By	/s/ Kent Howell
Kent Howell, Manager

Dated:	March 31, 2021	By	/s/ Jonathan Kleinjan
Jonathan Kleinjan, Manager

Dated:	March 31, 2021	By	/s/ Gary Kruggel
Gary Kruggel, Manager

Dated:	March 31, 2021	By	/s/ Robert Nelsen
Robert Nelsen, Manager

Dated:	March 31, 2021	By	/s/ Michael Reiner
Michael Reiner, Manager

Dated:	March 31, 2021	By	/s/ Doyle Renaas
Doyle Renaas, Manager

Dated:	March 31, 2021	By	/s/ Adam Schindler
Adam Schindler, Manager

Dated:	March 31, 2021	By	/s/ Ned Skinner
Ned Skinner, Manager

Dated:	March 31, 2021	By	/s/ Craig Weber
Craig Weber, Manager

South Dakota Soybean Processors, LLC

Financial Statements

December 31, 2020, 2019, and 2018

1

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of South Dakota Soybean Processors, LLC (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2020, 2019, and 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years ended December 31, 2020, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the entity's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to South Dakota Soybean Processors, LLC in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. South Dakota Soybean Processors, LLC is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgement. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Basis Adjustment
Description of the Matter
As explained under the Critical Accounting Policies and Estimates in the financial statements, the estimated fair values for inventories carried at market and forward commodity purchase and sale contracts are based on exchange-quoted prices adjusted for differences in local markets and/or quality, referred to as basis. Market valuations for inventories or fair values for forward commodity purchase and sales contracts are adjusted for
3

location and quality differences (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The stated fair values as of December 31, 2020 for inventories, commodity contracts in an asset position, and commodity contracts in a liability position were $69.6 million, $28.4 million and $41.9 million, respectively.
Auditing the estimated fair values for inventories carried at market and forward commodity purchase and sale contracts is complex due to the judgment involved in determining market prices, specifically related to determining the estimated basis adjustment. The basis adjustment is impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the basis adjustment.
How we addressed the matter in our audit
We obtained an understanding over the Company’s determination of the estimated fair values for inventories carried at market and forward commodity purchase and sale contracts.
To test the estimated fair values of inventories carried at market and forward commodity purchase and sale contracts, our audit procedures included, among others, evaluating (i) the reasonableness of the significant assumptions used by management including comparison of quoted commodity pricing to local and regional market conditions, (ii) the historical adjustments to inventory balances as compared to the current year’s adjustment, and (iii) the completeness and accuracy of the underlying data supporting the basis adjustments. Specifically, we compared the basis adjustments used by management to local grain elevators and recent trade prices, including recently executed transactions. We also evaluated the adequacy of the Company’s financial statement disclosures related to the estimated fair value of inventories carried at market and forward commodity purchase and sale contracts.
We have served as South Dakota Soybean Processors, LLC’s auditor since 2008.
/s/ Eide Bailly LLP
Denver, Colorado
March 31, 2021
4

South Dakota Soybean Processors, LLC
Balance Sheets
December 31, 2020 and 2019
___________________________________________________________________________________________________________________

	2020	2019
Assets
Current assets
Cash and cash equivalents	$3,650,950	$624,681
Trade accounts receivable	28,990,655	24,418,443
Inventories	69,593,473	50,080,573
Commodity derivative instruments	28,417,680	3,349,857
Margin deposits	6,018,001	6,772,160
Prepaid expenses	2,093,622	1,884,742
Total current assets	138,764,381	87,130,456

Property and equipment	122,195,099	118,363,393
Less accumulated depreciation	(57,963,905)	(53,846,189)
Total property and equipment, net	64,231,194	64,517,204

Other assets
Investments in related parties	9,327,890	7,873,727
Investments in cooperatives	1,539,293	1,562,098
Right-of-use lease asset, net	11,960,289	5,979,771
Total other assets	22,827,472	15,415,596

Total assets	$225,823,047	$167,063,256

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$8,263,020	$8,164,752
Current maturities of long-term debt	—	4,603,342
Note payable - seasonal loan	—	1,743,029
Current operating lease liabilities	5,846,456	2,663,967
Accounts payable	1,506,779	4,904,963
Accrued commodity purchases	44,962,904	31,346,533
Commodity derivative instruments	41,940,744	9,305,785
Accrued expenses	3,083,591	2,552,597
Accrued interest	40,564	74,770
Deferred liabilities - current	1,728,407	448,458
Total current liabilities	107,372,465	65,808,196

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	17,499,868	11,991,923
Long-term operating lease liabilities	6,113,834	3,315,804
Total long-term liabilities	23,613,702	15,307,727

Commitments and contingencies (Notes 8, 9, 10, 16 & 18)

Members' equity Class A Units, no par value, 30,419,000 units issued and outstanding	94,836,880	85,947,333

Total liabilities and members' equity	$225,823,047	$167,063,256

 The accompanying notes are an integral part of these financial statements.
5

South Dakota Soybean Processors, LLC
Statements of Operations
For the Years Ended December 31, 2020, 2019, and 2018
___________________________________________________________________________________________________________________

	2020	2019	2018

Net revenues	$415,025,765	$371,275,766	$391,764,683

Cost of revenues:
Cost of product sold	327,346,105	289,379,275	298,733,169
Production	29,452,928	30,889,789	27,040,845
Freight and rail	38,301,610	35,572,737	36,157,789
Brokerage fees	671,817	634,129	669,768
Total cost of revenues	395,772,460	356,475,930	362,601,571

Gross profit	19,253,305	14,799,836	29,163,112

Operating expenses:
Administration	3,819,645	3,624,306	3,834,845
Operating income	15,433,660	11,175,530	25,328,267

Other income (expense):
Interest expense	(1,090,951)	(919,157)	(897,942)
Other non-operating income (expense)	1,043,465	554,356	1,302,722
Patronage dividend income	195,553	169,456	146,258
Total other income (expense)	148,067	(195,345)	551,038

Income before income taxes	15,581,727	10,980,185	25,879,305

Income tax (expense), net	—	(600)	(1,960)

Net income	$15,581,727	$10,979,585	$25,877,345

Basic and diluted earnings (loss) per capital unit:	$0.51	$0.36	$0.85

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these financial statements.

6

South Dakota Soybean Processors, LLC
Statements of Changes in Members’ Equity
For the Years Ended December 31, 2020, 2019, and 2018
___________________________________________________________________________________________________________________

	Class A Units
	Units	Amount

Balances, January 1, 2018	30,419,000	$69,375,206

Net income	—	25,877,345

Distribution to members	—	(5,075,303)

Balances, December 31, 2018	30,419,000	90,177,248

Net income	—	10,979,585

Distribution to members	—	(15,209,500)

Balances, December 31, 2019	30,419,000	85,947,333

Net income	—	15,581,727

Distributions to members	—	(6,692,180)

Balances, December 31, 2020	30,419,000	$94,836,880

The accompanying notes are an integral part of these financial statements.
7

South Dakota Soybean Processors, LLC
Statements of Cash Flows
For the Years Ended December 31, 2020, 2019, and 2018
___________________________________________________________________________________________________________________

	2020	2019	2018
Operating activities
Net income	$15,581,727	$10,979,585	$25,877,345
Charges and credits to net income not affecting cash:
Depreciation and amortization	4,909,271	4,489,614	4,167,715
Net (gain) loss recognized on derivative instruments	8,925,177	4,150,476	(8,670,176)
(Gain) loss on sales of property and equipment	(7,454)	64,244	(246,206)
Loss on equity method investment	—	135,588	61,198
Non-cash patronage dividends and interest income	(43,405)	(42,364)	(24,131)
Forgiveness of Paycheck Protection Program loan	(1,205,700)	—	—
Change in current operating assets and liabilities	(13,952,784)	(23,124,160)	9,311,692
Net cash (used for) from operating activities	14,206,832	(3,347,017)	30,477,437

Investing activities
Purchase of investments	(404,329)	—	(6,320,000)
Retirement of patronage dividends	66,210	32,288	—
Proceeds from sales of property and equipment	41,216	65,825	580,570
Purchase of property and equipment	(4,652,368)	(10,066,719)	(8,026,131)
Net cash (used for) investing activities	(4,949,271)	(9,968,606)	(13,765,561)

Financing activities
Change in excess of outstanding checks over bank balances	98,268	4,271,573	(601,784)
Net (payments) proceeds from seasonal borrowings	(1,743,029)	1,743,029	—
Distributions to members	(6,692,180)	(15,209,500)	(5,075,303)
Payments for debt issue costs	(10,000)	—	(10,500)
Proceeds from long-term debt	35,999,802	71,476,467	66,979,124
Principal payments on long-term debt	(33,884,153)	(55,538,347)	(71,489,854)
Net cash from (used for) financing activities	(6,231,292)	6,743,222	(10,198,317)

Net change in cash and cash equivalents	3,026,269	(6,572,401)	6,513,559

Cash and cash equivalents, beginning of year	624,681	7,197,082	683,523

Cash and cash equivalents, end of year	$3,650,950	$624,681	$7,197,082

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$1,125,157	$855,060	$1,139,549
Income taxes	$—	$—	$(21,617)

Noncash investing activities:
Soybean meal contributed as investment in related party	$1,049,834	$—	$—

The accompanying notes are an integral part of these financial statements.
8

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
Inventories
Finished goods (soybean meal, oil, refined oil, and hulls) and raw materials (soybeans) are valued at net realizable value. This accounting policy is in accordance with the guidelines described in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 905, Agriculture (formerly AICPA Statement of Position No. 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives). Supplies and other inventories are stated at lower of cost or net realizable value.
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
9

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The Company reviews its long-lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. If impairment indicators are present and the future cash flows is less than the carrying amount of the assets, values are reduced to the estimated fair value of those assets. The Company did not recognize any impairment on property and equipment during the years ended December 31, 2020, 2019, and 2018.
Deferred revenue
The Company recognizes revenues as earned. Amounts received in advance of the period in which service is rendered are recorded as a liability under “Deferred liabilities”. The Company's deferred revenues as of January 1, 2019 was $777,342.
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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's balance sheets. These customer prepayments totaled $1,610,830 and $313,347 as of December 31, 2020 and 2019, respectively. All of the $313,347 balance as of December 31, 2019 was recognized as revenue during the year ended December 31, 2020.
The following table presents a disaggregation of revenue from contracts with customers for the years ended December initiated 31, 2020, 2019, and 2018, by product type:

	2020	2019	2018

Soybean meal and hulls	$268,163,989	$244,012,663	$257,440,362
Soybean oil and oil byproducts	146,861,776	127,263,103	134,324,321

Totals	$415,025,765	$371,275,766	$391,764,683
Freight
The Company presents all amounts billed to the customer for freight as a component of net revenue. Costs incurred for freight are reported as a component of cost of revenue.

10

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Advertising costs
Advertising and promotion costs are expensed as incurred. The Company incurred $65,000, $76,000, and $55,000, of advertising costs in the years ended December 31, 2020, 2019, and 2018, respectively.
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
The Company has evaluated the provisions of FASB ASC 740-10 for uncertain tax positions. As of December 31, 2020 and 2019, the unrecognized tax benefit accrual was zero.
The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.
As of December 31, 2020, the book value of the Company’s net assets exceeds the tax basis of those assets by approximately $23.1 million.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2017.  We currently have no tax years under examination.
Reclassifications
Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or members' equity.

11

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Recent accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 adds a current expected credit loss (“CECL”) impairment model to U.S. GAAP that is based on expected losses rather than incurred losses. Modified retrospective adoption is required with any cumulative-effect adjustment recorded to retained earnings as of the beginning of the period of adoption. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within the year of adoption. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Effective January 1, 2020, the Company adopted ASU 2016-13 using the modified retrospective approach. There was no impact of adoption for the fiscal year ended December 31, 2020. The Company expects the impact of adopting the new standard to be immaterial on an ongoing basis.
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
The following table presents the aging analysis of trade receivables as of December 31, 2020 and 2019:

	2020	2019
Past due:
Less than 30 days past due	$4,827,150	$4,306,064
30-59 days past due	85,177	341,956
60-89 days past due	11,366	10,302
Greater than 90 days past due	43,524	14,162
Total past due	4,967,217	4,672,484
Current	24,023,438	19,745,959
Totals	$28,990,655	$24,418,443
The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of December 31, 2020, 2019, and 2018:

	2020	2019	2018
Balances, beginning of year	$—	$—	$—
Amounts charged (credited) to costs and expenses	—	—	42,909
Additions (deductions)	—	—	(42,909)
Balances, end of year	$—	$—	$—
In general cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
The Company's accounts receivable as of January 1, 2019 was $20,521,910.

12

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 3 - Inventories
 The Company’s inventories consist of the following as of December 31:

	2020	2019
Finished goods	$35,502,780	$34,265,087
Raw materials	33,824,265	15,545,963
Supplies & miscellaneous	266,428	269,523
Totals	$69,593,473	$50,080,573
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at lower of cost or net realizable value.
Note 4 - Margin Deposits
The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2020, the Company’s futures contracts all mature within 12 months.
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
Prior to October 2019, the Company accounted for the investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to exercise significant influence based on its board position. The Company recognized losses of $0, $135,588, and $61,198 in 2020, 2019, and 2018, respectively, which is included in other non-operating income (expense). In October 2019, the Company ceased the accounting for its investment in Prairie AquaTech, LLC under the equity method, and began accounting for the investment at fair value as a result of its decreased ability to exercise significant influence due to an increased quantity of board positions.
In 2020, the Company invested in Prairie AquaTech Manufacturing, LLC $404,329 in cash and an additional $1,049,834 of soybean meal to be used in the entity's operations.
Note 6 - Investments in Cooperatives
The Company’s investments in cooperatives consist of the following at December 31:

	2020	2019

CoBank	$1,539,293	$1,562,098

13

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 7 - Property and Equipment
The following is a summary of property and equipment at December 31:

	2020			2019
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,406,915	(759,863)	1,647,052	1,545,088
Buildings and improvements	22,443,026	(10,051,300)	12,391,726	12,807,844
Machinery and equipment	87,607,152	(45,933,072)	41,674,080	41,480,121
Railroad cars	5,852,292	(148,009)	5,704,283	1,207,545
Company vehicles	151,682	(92,069)	59,613	36,032
Furniture and fixtures	1,387,880	(979,592)	408,288	459,153
Construction in progress	1,829,826	—	1,829,826	6,465,095
Totals	$122,195,099	$(57,963,905)	$64,231,194	$64,517,204
Depreciation of property and equipment amounts to $4,904,617, $4,487,460, and $4,155,061 for the years ended December 31, 2020, 2019, and 2018, respectively.
Note 8 - Notes Payable - Seasonal Loan
Prior to the amendments described in Note 19, the Company had entered into a revolving credit agreement with CoBank which expires December 1, 2021. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $25 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (2.35% at December 31, 2020). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $0 and $1,743,029 at December 31, 2020 and 2019, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement are approximately $25.0 million as of December 31, 2020.
Note 9 - Long-Term Debt
The following is a summary of the Company's long-term debt at December 31, 2020 and 2019:

	2020	2019
Revolving term loan from CoBank, interest at variable rates (2.60% and 4.24% at December 31, 2020 and 2019, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$17,503,291	$16,000,000
Note payable to U.S. Small Business Administration, due in monthly principal and interest installments, interest rate at 1.00%, unsecured. Note matures October 20, 2022.	10,000	—
Note payable to Brookings Regional Railroad Authority, due in annual principal and interest installments of $75,500, interest rate at 2.00%, secured by railroad track assets. Note matured June 1, 2020.	—	603,342
Total debt before current maturities and debt issuance costs	17,513,291	16,603,342
Less current maturities	—	(4,603,342)
Less debt issuance costs, net of amortization of $10,577 and $5,923 as of December 31, 2020 and 2019, respectively	(13,423)	(8,077)

Totals	$17,499,868	$11,991,923
The Company entered into an agreement as of January 28, 2020 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $26,000,000 on the revolving term loan with a variable effective interest rate of 2.60%. The amount available for borrowing on the revolving term loan,
14

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

will decrease by $2,000,000 every six months starting March 20, 2020, with a scheduled balloon payment for the remaining balance on the loan's maturity date of September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company on this amendment will be amortized over the term of the loan. The principal balance outstanding on the revolving term loan was $17.5 million and $16,000,000 as of December 31, 2020 and 2019, respectively. There were approximately $4.5 million in remaining commitments available to borrow on the revolving term loan as of December 31, 2020.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2020.
Effective March 1, 2013, the State of South Dakota Department of Transportation agreed to loan the Brookings County Regional Railway Authority $964,070 for purposes of making improvements to the railway infrastructure near the Company's soybean processing facility near Volga, South Dakota. In consideration of this secured loan, the Company agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus interest. This guarantee was converted into a direct obligation of the Company's on October 16, 2013, when the Company received the entire loan proceeds and assumed responsibility for paying the annual principal and interest payments. On June 1, 2020, the loan was re-paid in full.
On April 20, 2020, the Company entered into an unsecured promissory note for $1,215,700 under the U.S. Small Business Administration's Paycheck Protection Program ("PPP Loan"), a loan program created under the Coronavirus Aid, Relief and Economic Security (the "CARES Act"). The PPP Loan is being made through First Bank & Trust, N.A. The PPP Loan is scheduled to mature on July 20, 2022 and has a 1% interest rate. The Company submitted to the SBA a loan forgiveness application on November 20, 2020, with the amount which may be forgiven equal to the sum of qualifying expenses such as payroll costs, rent obligations, and covered utility payments. The forgiveness application was approved by the SBA for $1,205,700 on November 25, 2020 and the remaining $10,000 in February 2021.
The following are minimum principal payments on long-term debt obligations for the years ended December 31:

2021	$—
2022	3,513,291
2023	14,000,000
Total	$17,513,291
Note 10 - Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $3,099,585, $3,086,823, and $3,132,935 for the years ended December 31, 2020, 2019, and 2018, respectively.
The following is a schedule of the Company's operating leases for railcars as of December 31, 2020:

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
15

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment
Trinity Capital	29	11/1/2020	10/31/2023	17,255
Trinity Capital	20	11/1/2020	10/31/2023	11,900
Wells Fargo Rail	112	8/1/2017	7/31/2022	52,557
Wells Fargo Rail	107	1/1/2018	12/31/2022	35,845
Wells Fargo Rail	7	1/1/2004	12/31/2021	2,926
Wells Fargo Rail	15	1/1/2004	12/31/2021	5,850
Wells Fargo Rail	8	1/1/2015	12/31/2021	3,600

Totals	523			$243,342
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,779. Rental expense under these other operating leases was $41,079, $56,322, and $58,954, for the years ended December 31, 2020, 2019, and 2018, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our statements of operations for the years ended December 31, 2020, 2019, and 2018 were as follows:

	2020	2019	2018
Cost of revenues - Freight and rail	$3,099,585	$3,086,823	$3,132,935
Cost of revenues - Production	30,611	43,783	47,496
Administration expenses	10,468	12,539	11,458
Total operating lease costs	$3,140,664	$3,143,145	$3,191,889
The following summarizes the supplemental cash flow information for the years ended December 31, 2020, 2019, and 2018:

	2020	2019	2018
Cash paid for amounts included in measurement of lease liabilities	$3,066,630	$3,039,764	$3,001,971

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$8,823,499	$809,916	$457,856
16

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The following summarizes the weighted-average remaining lease term and weighted-average discount rate:

December 31, 2020
Weighted-average remaining lease term - operating leases (in years)	9
Weighted-average discount rate - operating leases	3.2%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of December 31, 2020:

	Railcars	Other	Total
Year ended December 31:
2021	$2,682,868	$3,341,488	$6,024,356
2022	1,865,605	42,348	1,907,953
2023	926,698	34,387	961,085
2024	579,948	22,569	602,517
2025	554,748	2,064	556,812
Thereafter	2,862,119	1,376	2,863,495
Total lease payments	9,471,986	3,444,232	12,916,218
Less amount of lease payments representing interest	(944,064)	(11,865)	(955,929)
Total present value of lease payments	$8,527,922	$3,432,367	$11,960,289
Note 11 - Employee Benefit Plans
The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of an employee's contributed earnings. The amounts charged to expense under this plan were approximately $214,000, $186,000, and $210,000 for the years ended December 31, 2020, 2019, and 2018, respectively.
The Company's Board of Managers approved payment of a profit-based incentive bonus to be awarded to eligible employees following the close of each fiscal year. The Board has allocated approximately 4.7% of profits over $2 million to fund this benefit. Individual amounts are based upon criteria determined by a formula that considers current pay, level of responsibility, and impact on profits of each position. The amounts charged to expense under this incentive were approximately $673,000, $442,000, and $1,161,000 for the years ended December 31, 2020, 2019, and 2018, respectively.
Note 12 - Cash Flow Information
The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2020	2019	2018
Changes in operating assets and liabilities:
Trade accounts receivable	$(4,572,212)	$(3,896,533)	$(765,656)
Inventories	(20,562,734)	(14,338,269)	3,810,447
Commodity derivative instruments	(1,358,041)	2,608,222	6,321,481
Margin account deposit	754,159	(4,421,308)	2,026,900
Prepaid expenses	(208,880)	(392,579)	86,764
Accounts payable	(3,398,184)	2,579,559	392,646
Accrued commodity purchases	13,616,371	(4,037,857)	(2,258,421)
Accrued expenses and interest	496,788	(881,469)	1,166,809
Deferred liabilities	1,279,949	(343,926)	(1,469,278)
Totals	$(13,952,784)	$(23,124,160)	$9,311,692
17

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

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
As of December 31, 2020 and 2019, the value of the Company’s open futures, options and forward contracts was approximately $(13,523,064) and $(5,955,928), respectively.

		December 31, 2020
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Commodity Derivative Instruments	$28,365,908	$41,196,628
Foreign exchange contracts	Commodity Derivative Instruments	50,979	48,539
Interest rate caps and floors	Commodity Derivative Instruments	793	695,577
Totals		$28,417,680	$41,940,744

		December 31, 2019
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Commodity Derivative Instruments	$3,320,161	$8,930,683
Foreign exchange contracts	Commodity Derivative Instruments	29,696	27,582
Interest rate caps and floors	Commodity Derivative Instruments	—	347,520
Totals		$3,349,857	$9,305,785
During the years ended December 31, 2020, 2019, and 2018, net realized and unrealized gains (losses) on derivative transactions were recognized in the statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the Year Ending December 31:
	2020	2019	2018
Derivatives not designated as hedging instruments:
Commodity contracts	$(8,552,207)	$(4,057,389)	$8,594,290
Foreign exchange contracts	(34,437)	54,966	(29,269)
Interest rate swaps, caps and floors	(338,533)	(148,053)	105,155
Totals	$(8,925,177)	$(4,150,476)	$8,670,176
The Company recorded gains (losses) of $(8,925,177), $(4,150,476), and $8,670,176 in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2020, 2019, and 2018, respectively.
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
18

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

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
The following tables set forth financial assets and liabilities measured at fair value in the balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2020 and 2019:

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$69,127,700	$—	$69,127,700
Commodity derivative instruments	$(13,523,064)	$—	$—	$(13,523,064)
Margin deposits	$6,018,001	$—	$—	$6,018,001

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial Assets:
Inventory	$—	$49,717,733	$—	$49,717,733
Commodity derivative instruments	$(5,955,928)	$—	$—	$(5,955,928)
Margin deposits	$6,772,160	$—	$—	$6,772,160
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
Note 15 - Related Party Transactions
The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $1,550,772, $1,582,064, and $314,420 during the years ended December 31, 2020, 2019, and 2018, respectively.
19

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

As of December 31, 2020 and 2019, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $339,967 and $104,947, respectively.
The Company has entered into agreements with Prairie AquaTech Manufacturing, LLC to perform various management services and to serve as the owner's representative during the construction of its new manufacturing facility adjacent to the Company's plant in Volga, South Dakota. The Company received a total of $1.72 million in compensation for those services, which was recorded in deferred liabilities on the Company's balance sheet. As of December 31, 2020 and 2019, the balance remaining in deferred liabilities was $0 and $101,111, respectively. The Company recognized revenues from management services of $121,111, $758,931, and $942,658 during the years ended December 31, 2020, 2019 and 2018, respectively.
On May 15, 2018, the Company sold to Prairie AquaTech Manufacturing, LLC approximately 8 acres of land adjacent to the Company's facility in Volga, South Dakota, for $300,000. The land was used for the construction and operation of the manufacturing facility described above.
Note 16 - Business Credit Risk and Concentrations
The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables were $28,988,395 and $24,417,969 at December 31, 2020 and 2019, respectively.
Soybean meal sales accounted for approximately 62%, 63%, and 64% of total revenues for the years ended December 31, 2020, 2019, and 2018, respectively. Soybean oil sales represented approximately 34%, 33%, and 33% of total revenues for the years ended December 31, 2020, 2019, and 2018, respectively.
Net revenue by geographic area for the years ended December 31, 2020, 2019, and 2018 are as follows:

	2020	2019	2018
United States	$343,415,949	$296,767,276	$306,474,381
Canada	71,609,816	74,508,490	85,290,302
Totals	$415,025,765	$371,275,766	$391,764,683
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
On January 21, 2020, the Company's Board of Managers approved a cash distribution of approximately $6.7 million, or 22.0 cents per capital unit. The distribution was paid in accordance with the Company's operating agreement and distribution policy on February 6, 2020.
Note 18 - Commitments and Contingencies
As of December 31, 2020, the Company had unpaid commitments of approximately $2,800,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2021.
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
20

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 19 - Subsequent Events
Except for the events listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our financial statements or disclosed in the notes to our financial statements.
On February 2, 2021, the Company’s Board of Managers declared a cash distribution to its members of approximately $9.4 million. The distribution was issued and paid to members on February 4, 2021 in accordance with the Company's operating agreement and distribution policy.
On February 5, 2021, the Company entered into an amendment of the seasonal loan agreement with CoBank. The maximum amount that the Company may borrow under the seasonal loan is increased from $25.0 million to $35.0 million until the loan matures on December 1, 2021. All other material items and conditions under the seasonal loan agreement remain unchanged following this amendment.
On March 1, 2021, the Company entered into an amendment of the seasonal loan agreement with CoBank. The maximum amount that the Company may borrow under the seasonal loan is increased from $35.0 million to $45.0 million until the loan matures on December 1, 2021. All other material items and conditions under the seasonal loan agreement remain unchanged following this amendment.
21