Form 10-Q
period 2021-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2021-05-14
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 12, 2021, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
March 31, 2021 and 2020

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,833,044	$3,650,950
Trade accounts receivable	28,219,622	28,990,655
Inventories	96,563,212	69,593,473
Commodity derivative instruments	33,438,012	28,417,680
Margin deposits	—	6,018,001
Prepaid expenses	2,081,924	2,093,622
Total current assets	164,135,814	138,764,381

Property and equipment	123,875,225	122,195,099
Less accumulated depreciation	(59,151,319)	(57,963,905)
Total property and equipment, net	64,723,906	64,231,194

Other assets
Investments in related parties	9,327,890	9,327,890
Investments in cooperatives	1,559,800	1,539,293
Right-of-use lease asset, net	11,285,215	11,960,289
Total other assets	22,172,905	22,827,472

Total assets	$251,032,625	$225,823,047
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	March 31, 2021	December 31, 2020
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$13,487,522	$8,263,020
Current maturities of long-term debt	4,000,000	—
Note payable - seasonal loan	37,283,162	—
Current operating lease liabilities	5,656,417	5,846,456
Accounts payable	1,645,652	1,506,779
Accrued commodity purchases	30,984,546	44,962,904
Commodity derivative instruments	36,324,870	41,940,744
Margin deposit deficit	3,522,041	—
Accrued expenses	2,634,875	3,083,591
Accrued interest	119,285	40,564
Deferred liabilities - current	2,566,578	1,728,407
Total current liabilities	138,224,948	107,372,465

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	15,987,797	17,499,868
Long-term operating lease liabilities	5,628,798	6,113,834
Total long-term liabilities	21,616,595	23,613,702

Commitments and contingencies (Notes 5, 6, 7, and 12)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at March 31, 2021 and December 31, 2020	91,191,082	94,836,880

Total liabilities and members' equity	$251,032,625	$225,823,047

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2021 and 2020

	2021	2020

Net revenues	$123,627,541	$98,723,412

Cost of revenues:
Cost of product sold	99,264,660	80,200,506
Production	7,363,387	7,423,370
Freight and rail	10,198,191	9,211,835
Brokerage fees	172,092	163,238
Total cost of revenues	116,998,330	96,998,949

Gross profit (loss)	6,629,211	1,724,463

Operating expenses:
Administration	1,117,842	1,024,729

Operating income (loss)	5,511,369	699,734

Other income (expense):
Interest expense	(317,152)	(349,987)
Other non-operating income (expense)	224,728	(322,217)
Patronage dividend income	365,147	195,553
Total other income (expense)	272,723	(476,651)

Income (loss) before income taxes	5,784,092	223,083

Income tax benefit (expense)	—	—

Net income (loss)	$5,784,092	$223,083

Basic and diluted earnings (loss) per capital unit	$0.19	$0.01

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Three Months Ended March 31, 2021 and 2020

	Class A Units
	Units	Amount

Balances, December 31, 2019	30,419,000	$85,947,333
Net income	—	223,083
Distribution to members	—	(6,692,180)
Balances, March 31, 2020	30,419,000	$79,478,236

Balances, December 31, 2020	30,419,000	$94,836,880
Net income	—	5,784,092
Distribution to members	—	(9,429,890)
Balances, March 31, 2021	30,419,000	$91,191,082
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2021 and 2020

	2021	2020
Operating activities
Net income (loss)	$5,784,092	$223,083
Charges and credits to net income not affecting cash:
Depreciation and amortization	1,270,770	1,188,309
Net (gain) loss recognized on derivative activities	5,816,260	(5,138,750)
Gain on sales of property and equipment	1,905	—
Non-cash patronage dividends	(75,411)	(43,405)
Forgiveness of Paycheck Protection Program loan	(10,000)	—
Change in current assets and liabilities	(46,470,743)	(10,946,028)
Net cash provided by (used for) operating activities	(33,683,127)	(14,716,791)

Investing activities
Purchase of investments	—	(404,329)
Retirement of patronage dividends	54,904	66,210
Purchase of property and equipment	(1,764,167)	(1,864,856)
Net cash provided by (used for) investing activities	(1,709,263)	(2,202,975)

Financing activities
Change in excess of outstanding checks over bank balances	5,224,502	(2,615,647)
Net proceeds (payments) from seasonal borrowings	37,283,162	17,972,775
Distributions to members	(9,429,890)	(6,692,180)
Payments for debt issue costs	—	(10,000)
Proceeds from long-term debt	11,839,877	10,000,000
Principal payments on long-term debt	(9,343,167)	(2,000,000)
Net cash provided by (used for) financing activities	35,574,484	16,654,948

Net change in cash and cash equivalents	182,094	(264,818)

Cash and cash equivalents, beginning of period	3,650,950	624,681

Cash and cash equivalents, end of period	$3,833,044	$359,863

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$238,431	$300,888

Income taxes	$—	$—

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
In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The balance sheet data as of December 31, 2020 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2020, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2021.
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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $2,566,578 and $1,728,407 as of March 31, 2021 and December 31, 2020, respectively. Of the $1,728,407 balance as of December 31, 2020, contract liabilities recognized as revenues were $392,984 for the three months ended March 31, 2021. Of the $313,347 customer prepayments as of December 31, 2019, the Company recognized $224,655 of contract liabilities as revenues during the three months ended March 31, 2020.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three month periods ended March 31, 2021 and 2020, by product type:

	2021	2020
Soybean meal and hulls	$79,223,026	$62,692,880
Soybean oil and oil byproducts	44,404,515	36,030,532

Totals	$123,627,541	$98,723,412
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
The following table presents the aging analysis of trade receivables as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Past due:
Less than 30 days past due	$4,022,668	$4,827,150
30-60 days past due	424,009	85,177
60-90 days past due	—	11,366
Greater than 90 days past due	20	43,524
Total past due	4,446,697	4,967,217
Current	23,772,925	24,023,438

Totals	$28,219,622	$28,990,655
In general, cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
Note 3 -           Inventories
The Company’s inventories consist of the following at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Finished goods	$48,286,682	$35,502,780
Raw materials	48,025,892	33,824,265
Supplies & miscellaneous	250,638	266,428

Totals	$96,563,212	$69,593,473
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 4 -         Property and Equipment
The following is a summary of the Company's property and equipment at March 31, 2021 and December 31, 2020:

	2021			2020
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,406,915	(797,325)	1,609,590	1,647,052
Buildings and improvements	22,443,026	(10,193,289)	12,249,737	12,391,726
Machinery and equipment	88,433,579	(46,888,448)	41,545,131	41,674,080
Railroad cars	5,852,292	(177,270)	5,675,022	5,704,283
Company vehicles	151,682	(96,243)	55,439	59,613
Furniture and fixtures	1,387,880	(998,744)	389,136	408,288
Construction in progress	2,683,525	—	2,683,525	1,829,826

Totals	$123,875,225	$(59,151,319)	$64,723,906	$64,231,194
Depreciation of property and equipment was $1,269,550 and $1,187,316 for the three months ended March 31, 2021 and 2020, respectively.
Note 5 -         Note Payable – Seasonal Loan
Prior to the amendments described in Note 13, the Company had entered into a revolving credit agreement with CoBank which expires December 1, 2021. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $45 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (2.31% at March 31, 2021). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $37,283,162 and $0 at March 31, 2021 and December 31, 2020, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $7.7 million as of March 31, 2021.
Note 6 -         Long-Term Debt
The following is a summary of the Company's long-term debt at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Revolving term loan from CoBank, interest at variable rates (2.56% and 2.60% at March 31, 2021 and December 31, 2020, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$20,000,000	$17,503,291
Note payable to U.S. Small Business Authority, due in monthly principal and interest installments, interest rate at 1.00%, unsecured. Note matures July 20, 2022.	—	10,000
Total debt before debt issuance costs	20,000,000	17,513,291
Less current maturities	(4,000,000)	—
Less debt issuance costs, net of amortization of $11,797 and $10,577 as of March 31, 2021 and December 31, 2020, respectively	(12,203)	(13,423)

Total long-term debt	$15,987,797	$17,499,868
The Company entered into an agreement as of January 28, 2020 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $26,000,000 on the revolving term

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

loan with a variable effective interest rate of 2.56%. The amount available for borrowing on the revolving term loan, however, will decrease by $2,000,000 every six months beginning on March 20, 2020, with a scheduled balloon payment for the remaining balance on the loan's maturity date of September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company on this amendment will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was $20,000,000 and $17,503,291 as of March 31, 2021 and December 31, 2020, respectively. There were no remaining commitments available to borrow on the revolving term loan as of March 31, 2021.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2021.
On April 20, 2020, the Company entered into an unsecured promissory note for $1,215,700 under the U.S. Small Business Administration's Paycheck Protection Program (“PPP Loan“), a loan program created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act“). The PPP Loan is being made through First Bank & Trust, N.A. The PPP Loan was scheduled to mature on July 20, 2022 and had a 1% interest rate. The Company submitted to the SBA a loan forgiveness application on November 20, 2020, with the amount which may be forgiven equal to the sum of qualifying expenses such as payroll, rent obligations, and covered utility payments. The forgiveness application was approved by the SB for $1,205,700 on November 25, 2020 and $10,000 on February 19, 2021.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended March 31:

2022	$4,000,000
2023	4,000,000
2024	12,000,000

Total	$20,000,000
Note 7 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $760,961 and $783,210 for the three months ended March 31, 2021 and 2020, respectively.
The following is a schedule of the Company's operating leases for railcars as of March 31, 2021:

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
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,779. Rental expense under these other operating leases was $9,741 and $7,681 for the three-month periods ended March 31, 2021 and 2020, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three-month and three-month periods ended March 31, 2021 and 2020 were as follows:

	2021	2020
Cost of revenues - Freight and rail	$760,961	$783,210
Cost of revenues - Production	7,608	4,364
Administration expenses	2,133	3,317
Total operating lease costs	$770,702	$790,891
The following summarizes the supplemental cash flow information for the three-month periods ended March 31, 2021 and 2020:

	2021	2020

Cash paid for amounts included in measurement of lease liabilities	$740,385	$777,143

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$—	$3,300,000

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following summarizes the weighted-average remaining lease term and weighted-average discount rate:

March 31, 2021

Weighted-average remaining lease-term - operating leases (in years)	9.1

Weighted-average discount rate - operating leases	3.2%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of March 31, 2021:

	Railcars	Other	Total
Twelve-month periods ended March 31:
2022	$2,471,800	$3,341,488	$5,813,288
2023	1,600,398	41,907	1,642,305
2024	824,233	30,453	854,686
2025	567,348	17,312	584,660
2026	554,748	2,064	556,812
Thereafter	2,723,432	1,032	2,724,464
Total lease payments	8,741,959	3,434,256	12,176,215
Less amount of lease payments representing interest	(880,321)	(10,679)	(891,000)
Total present value of lease payments	$7,861,638	$3,423,577	$11,285,215
Note 8 -        Member Distribution
On February 2, 2021, the Company’s Board of Managers approved a cash distribution of approximately $9.4 million, or 31.0¢ per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 4, 2021.
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
As of March 31, 2021 and December 31, 2020, the value of the Company’s open futures, options and forward contracts was approximately $(2,886,858) and $(13,523,064), respectively.

		As of March 31, 2021
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$33,384,458	$35,814,167
Foreign exchange contracts	Current Assets	53,554	22,594
Interest rate caps and floors	Current Liabilities	—	488,109

Totals		$33,438,012	$36,324,870

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

		As of December 31, 2020
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$28,365,908	$41,196,628
Foreign exchange contracts	Current Assets	50,979	48,539
Interest rate caps and floors	Current Liabilities	793	695,577

Totals		$28,417,680	$41,940,744
During the three-month periods ended March 31, 2021 and 2020, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	2021	2020
Derivatives not designated as hedging instruments:
Commodity contracts	$(6,042,326)	$5,626,229
Foreign exchange contracts	19,226	(67,997)
Interest rate swaps, caps and floors	206,840	(419,482)

Totals	$(5,816,260)	$5,138,750
The Company recorded gains (losses) of $(5,816,260) and $5,138,750 in cost of goods sold related to its commodity derivative instruments for the three-month periods ended March 31, 2021 and 2020, respectively.
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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Fair Value as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$96,049,664	$—	$96,049,664
Commodity derivative instruments	$—	$(2,886,858)	$—	$(2,886,858)
Margin deposits (deficits)	$(3,522,041)	$—	$—	$(3,522,041)

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$69,127,700	$—	$69,127,700
Commodity derivative instruments	$—	$(13,523,064)	$—	$(13,523,064)
Margin deposits	$6,018,001	$—	$—	$6,018,001
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
Note 11 -       Related Party Transactions
The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $1,502,827 and $2,806 during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $0 and $339,967, respectively.
The Company has entered into agreements with Prairie AquaTech Manufacturing, LLC to perform various management services and to serve as the owner's representative during the construction of its new manufacturing facility adjacent to the Company's plant in Volga, South Dakota. The Company received a total of $1.72 million in compensation for those services, which was recorded in deferred liabilities on the Company's condensed balance sheet. The Company recognized revenues from management services of $0 and $85,833 during the three months ended March 31, 2021 and 2020, respectively.
Note 12 -       Commitments and Contingencies
As of March 31, 2021, the Company had unpaid commitments of approximately $2.1 million for construction and acquisition of property and equipment, all of which is expected to be incurred by December 31, 2021.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

compensation. The Company is not currently involved in any material legal proceedings and are not aware of any potential claims.
Note 13 -       Subsequent Event
The Company evaluated all of its activities and, except for the events listed below, concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.
On April 5, 2021, the Company entered into an amendment of the seasonal loan agreement with CoBank. The maximum amount that the Company may borrow under the seasonal loan is increased from $45.0 million to $60.0 million until the loan matures on December 1, 2021. All other material items and conditions under the seasonal loan agreement remain unchanged following this amendment.
On April 30, 2021, the Company entered into an amendment of the seasonal loan agreement with CoBank. The maximum amount that the Company may borrow under the seasonal loan is increased from $60.0 million to $70.0 million until the loan matures on December 1, 2021. All other material items and conditions under the seasonal loan agreement remain unchanged following this amendment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2021, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2020. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2020.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
We recorded a net income of $5.8 million, compared to $0.2 million during the same period in 2020. The $5.6 million improvement in profit is largely due to improved weather conditions within our soybean procurement area along with increased demand for soybean oil. While adverse weather in the spring of 2019 significantly reduced the quantity and quality of soybeans in our area, conditions during the 2020 crop year vastly improved, in turn yielding a large soybean crop with improved quality. In addition, oil demand surged significantly due to increased demand from the renewable diesel and food retail sectors that continue to recover following the COVID-19 pandemic.
Although the first quarter results were very good, we are less certain about the remaining quarters of 2021. Results may be affected by the uncertainty with soybean supply until this fall's harvest which may be a difficult challenge for us. Due to a strong export demand and increased processing in the U.S., soybean supply is expected to decrease dramatically during the summer. This shortfall, along with the anticipated higher soybean prices, may force us to slow production in August and September. Although a large fall harvest would provide relief, we are unable to forecast the harvest at this time. To alleviate risk, we have begun construction of additional storage facilities to help us capture a greater number of new crop soybeans when available this fall. In addition, we may receive lower prices for meal as U.S. soybean processors increase production due to a surging demand for oil, resulting in lower margins.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2021 and 2020

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
	$	% of Revenue	$	% of Revenue
Revenue	$123,627,541	100.0	$98,723,412	100.0
Cost of revenues	(116,998,330)	(94.6)	(96,998,949)	(98.3)
Gross profit	6,629,211	5.4	1,724,463	1.7
Operating expenses	(1,117,842)	(0.9)	(1,024,729)	(1.0)
Interest expense	(317,152)	(0.3)	(349,987)	(0.4)
Other non-operating income (expense)	589,875	0.5	(126,664)	(0.1)

Net income	$5,784,092	4.7	$223,083	0.2
Revenue – Revenue increased $24.9 million, or 25.2%, for the three-month period ended March 31, 2021, compared to the same period in 2020. The increase in revenues is primarily due to increases in the average sales prices of all soybean products. Soybean prices soared due to a very strong demand in the soybean export sector, resulting in increased meal and oil prices. Oil prices were further affected by surging demand for soybean oil from the renewable diesel sector.
Gross Profit/Loss – Gross profit increased $4.9 million for the three months ended March 31, 2021, compared to the same period in 2020. The increase in gross profit is primarily due to an improvement in the quantity and quality of soybeans grown in the U.S., especially in our local procurement area. In addition, demand for oil surged from the renewable diesel sector as more plants are opened.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $93,000, or 9.1%, during the three-month period ended March 31, 2021, compared to the same period in 2020. The increase is primarily due to an increase in personnel costs.
Interest Expense – Interest expense decreased $33,000, or 9.4%, during the three months ended March 31, 2021, compared to the same period in 2020. The decrease in interest expense is due primarily to a decrease in interest rates on our senior debt with CoBank. As of March 31, 2021, the interest rate on our revolving long-term loan was 2.56%, compared to 3.44% as of March 31, 2020. Partially offsetting the decrease in rates is an increase in borrowings from our lines of credit, as we borrowed more due to higher commodity prices and to pay for capital improvements. The average debt level during the three-month period ended March 31, 2021 was approximately $47.8 million, compared to $36.6 million for the same period in 2020.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, improved $717,000 during the three-month period ended March 31, 2021, compared to the same period in 2020. The increase in other non-operating income is due to a $626,000 improvement in gains (losses) on our interest rate hedge instruments. During the three-month period ended March 31, 2021, gains on interest rate hedges totaled $207,000, compared to losses of $419,000 during the same period in 2020.
Net Income/Loss – During the three-month period ended March 31, 2021, we generated a net income of $5.8 million, compared to $0.2 million for the same period in 2020. The $5.6 million decrease is primarily attributable to an increase in gross profit and other non-operating income.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On March 31, 2021, we had working capital, defined as current assets less current liabilities, of approximately $25.9 million, compared to $18.7 million on March 31, 2020. Working capital increased $7.2 million between periods primarily due to net income during that period. Based on our current plans, we believe that we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Three Months Ended March 31, 2021 and 2020

	2021	2020
Net cash provided by (used for) operating activities	$(33,683,127)	$(14,716,791)
Net cash provided by (used for) investing activities	(1,709,263)	(2,202,975)
Net cash provided by (used for) financing activities	35,574,484	16,654,948
Cash Flows Used For Operations
The $19.0 million increase in cash flows used for operating activities is due to a $19.8 million increase in inventories and a $12.2 million decrease in accrued commodity purchases. During the three-month period ended March 31, 2021, we increased inventories by $27.0 million, compared to $7.2 million during the same period in 2020. Accrued commodity purchases decreased by $14.0 million during the three months ended March 31, 2021, compared to $1.8 million during the same period in 2020. Partially offsetting the changes in inventories and accrued commodity purchases was a $5.8 million net loss on derivative activities in 2021, compared to a $5.1 million net gain during the same period in 2020. The changes in inventories, accrued commodity purchases and net gains (losses) on derivative activities are the result of increased commodity prices in our industry.
Cash Flows Used For Investing Activities
The $0.5 million decrease in cash flows used for investing activities during the three-month period ended March 31, 2021, compared to the same period in 2020, is due to a decrease in investment purchases. During the three months ended March 31, 2021, we made no new investments in Prairie AquaTech Manufacturing, LLC, compared to $0.4 million during the same period in 2020.
Cash Flows Provided By (Used For) Financing Activities
The $18.9 million increase in cash flows provided by financing activities is principally due to a $21.6 million increase in net proceeds on borrowings. During the three months ended March 31, 2021, net proceeds on borrowings increased $45.0 million, compared to $23.4 million during the same period in 2020. Partially offsetting the increase in net borrowings was a $2.7 million increase in cash distributions to our members during the three-month period ended March 31, 2021, compared to the same period in 2020.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum, or $26.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. On March 20, 2020, the available credit line decreased by $2.0 million, and decreases continually by the same amount every six months until the credit line’s maturity on September 20, 2023 at which time we will be required to make a balloon payment for the remaining balance. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan is $20.0 million and $17.5 million as of March 31, 2021 and December 31, 2020. Under this loan, there were no additional funds available to borrow as of March 31, 2021.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. Prior to the amendments described below, the maximum we could borrow under this credit line was $45.0 million until the loan's maturity on December 1, 2021. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of March 31, 2021 and December 31, 2020, there were advances outstanding on the seasonal loan of $37.3 million and $0, respectively. Under this loan, $7.7 million was available to be borrowed as of March 31, 2021.
On April 5, 2021 and April 30, 2021, we amended our seasonal loan with CoBank. Under the amendments, the principal amount that we may borrow is increased from $45.0 million to $60.0 million until the loan's maturity on December 1, 2021. All other material items and conditions under the credit agreement, and subsequent amendments to such agreement, remain the same following this amendment.
Both the revolving and seasonal loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 2.56% and 2.60% as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the interest rate on the seasonal loan is 2.31% and 2.35%, respectively. We were in compliance with all covenants and conditions with CoBank as of March 31, 2021.
On April 20, 2020, we entered into an unsecured promissory note for $1,215,700 under the U.S. Small Business Administration's Paycheck Protection Program (“PPP Loan“), a loan program created under the Coronavirus Aid, Relief and Economic Security (the "CARES Act"). The PPP Loan was made through First Bank & Trust, N.A., Brookings, South Dakota. The PPP Loan was scheduled to mature on July 20, 2022 and had a 1.0% interest rate. In November 2020, we submitted to the SBA an application for loan forgiveness equal to the sum of qualifying expenses such as payroll costs, rent obligations, and covered utility payments. The forgiveness application was approved by the SBA on November 25, 2020 for $1,205.700 and the remaining $10,000 in February 2021.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$21,145,000	$4,495,000	$16,650,000	$—	$—

Operating Lease Obligations	12,176,000	5,813,000	2,497,000	1,141,000	2,725,000

Totals	$33,321,000	$10,308,000	$19,147,000	$1,141,000	$2,725,000
(1)    Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of our Financial Statements under Part I, Item 1, for a discussion on the impact, if any, of the recently pronounced accounting standards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
As of March 31, 2021, we had $0 in fixed rate debt outstanding and $65.0 million of variable rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $650,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2021.
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
Item 1A. Risk Factors.
During the quarter ended March 31, 2021, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2020 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
None.
Item 6.    Exhibits.

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amendment to Credit Agreement with CoBank dated April 5, 2021
10.2	Amended and Restated Revolving Credit Promissory Note dated April 5, 2021
10.3	Amended and Restated Revolving Credit Promissory Note dated April 30, 2021
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	May 12, 2021	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 12, 2021	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)