Form 10-Q
period 2021-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2021-08-16
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from                to
☒ COMMISSION FILE NO. 000-50253

SOUTH DAKOTA SOYBEAN PROCESSORS LLC
(Exact name of registrant as specified in its charter)

SD	46-0462968
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Caspian Ave; PO Box 500 Volga, SD	57071
(Address of Principal Executive Offices	(Zip Code)

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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 13, 2021, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
June 30, 2021 and 2020

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$455,143	$3,650,950
Trade accounts receivable	38,738,151	28,990,655
Inventories	106,966,578	69,593,473
Commodity derivative instruments	31,407,719	28,417,680
Margin deposits	10,877,293	6,018,001
Prepaid expenses	1,523,678	2,093,622
Total current assets	189,968,562	138,764,381

Property and equipment	125,841,288	122,195,099
Less accumulated depreciation	(60,380,707)	(57,963,905)
Total property and equipment, net	65,460,581	64,231,194

Other assets
Investments in related parties	9,327,890	9,327,890
Investments in cooperatives	1,559,800	1,539,293
Right-of-use lease asset, net	11,801,162	11,960,289
Total other assets	22,688,852	22,827,472

Total assets	$278,117,995	$225,823,047
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	June 30, 2021	December 31, 2020
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$6,849,729	$8,263,020
Current maturities of long-term debt	4,000,000	—
Note payable - seasonal loan	58,589,213	—
Current operating lease liabilities	2,297,917	5,846,456
Accounts payable	1,245,846	1,506,779
Accrued commodity purchases	35,979,441	44,962,904
Commodity derivative instruments	49,696,663	41,940,744
Accrued expenses	2,545,666	3,083,591
Accrued interest	158,452	40,564
Deferred liabilities - current	1,766,380	1,728,407
Total current liabilities	163,129,307	107,372,465

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	15,989,018	17,499,868
Long-term operating lease liabilities	6,242,531	6,113,834
Total long-term liabilities	22,231,549	23,613,702

Commitments and contingencies (Notes 5, 6, 7, and 12)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at June 30, 2021 and December 31, 2020	92,757,139	94,836,880

Total liabilities and members' equity	$278,117,995	$225,823,047

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2021 and 2020

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net revenues	$160,273,107	$93,268,093	$283,900,648	$191,991,505

Cost of revenues:
Cost of product sold	137,470,919	69,602,276	236,735,579	149,802,782
Production	7,409,633	7,406,999	14,773,020	14,830,369
Freight and rail	12,031,756	9,431,150	22,229,947	18,642,985
Brokerage fees	214,666	154,818	386,758	318,056
Total cost of revenues	157,126,974	86,595,243	274,125,304	183,594,192

Gross profit (loss)	3,146,133	6,672,850	9,775,344	8,397,313

Operating expenses:
Administration	956,806	898,767	2,074,648	1,923,496

Operating income (loss)	2,189,327	5,774,083	7,700,696	6,473,817

Other income (expense):
Interest expense	(493,158)	(308,354)	(810,310)	(658,341)
Other non-operating income (expense)	(130,112)	20,885	94,616	(301,332)
Patronage dividend income	—	—	365,147	195,553
Total other income (expense)	(623,270)	(287,469)	(350,547)	(764,120)

Income (loss) before income taxes	1,566,057	5,486,614	7,350,149	5,709,697

Income tax benefit (expense)	—	—	—	—

Net income (loss)	$1,566,057	$5,486,614	$7,350,149	$5,709,697

Basic and diluted earnings (loss) per capital unit	$0.05	$0.18	$0.24	$0.19

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Six Months Ended June 30, 2021 and 2020

	Class A Units
	Units	Amount

Balances, December 31, 2019	30,419,000	$85,947,333
Net income	—	5,709,697
Distribution to members	—	(6,692,180)
Balances, June 30, 2020	30,419,000	$84,964,850

Balances, December 31, 2020	30,419,000	$94,836,880
Net income	—	7,350,149
Distribution to members	—	(9,429,890)
Balances, June 30, 2021	30,419,000	$92,757,139
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2021 and 2020

	2021	2020
Operating activities
Net income (loss)	$7,350,149	$5,709,697
Charges and credits to net income not affecting cash:
Depreciation and amortization	2,531,092	2,433,310
Net (gain) loss recognized on derivative activities	12,730,534	(6,851,092)
Gain on sales of property and equipment	5,129	—
Non-cash patronage dividends	(75,411)	(43,405)
Forgiveness of Paycheck Protection Program loan	(10,000)	—
Change in current assets and liabilities	(72,261,779)	(4,725,051)
Net cash provided by (used for) operating activities	(49,730,286)	(3,476,541)

Investing activities
Purchase of investments	—	(404,329)
Retirement of patronage dividends	54,904	66,210
Proceeds from sales of property and equipment	18,000	—
Purchase of property and equipment	(3,781,167)	(2,956,848)
Net cash provided by (used for) investing activities	(3,708,263)	(3,294,967)

Financing activities
Change in excess of outstanding checks over bank balances	(1,413,291)	(3,360,244)
Net proceeds (payments) from seasonal borrowings	58,589,213	11,411,765
Distributions to members	(9,429,890)	(6,692,180)
Payments for debt issue costs	—	(10,000)
Proceeds from long-term debt	11,839,877	11,215,700
Principal payments on long-term debt	(9,343,167)	(2,603,342)
Net cash provided by (used for) financing activities	50,242,742	9,961,699

Net change in cash and cash equivalents	(3,195,807)	3,190,191

Cash and cash equivalents, beginning of period	3,650,950	624,681

Cash and cash equivalents, end of period	$455,143	$3,814,872

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$692,422	$647,447

Income taxes	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$—	53,647

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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $1,766,380 and $1,728,407 as of June 30, 2021 and December 31, 2020, respectively. Of the $1,728,407 balance as of December 31, 2020, contract liabilities recognized as revenues were $501,827 and $894,811 for the three and six months ended June 30, 2021, respectively. Of the $313,347 customer prepayments as of December 31, 2019, the Company recognized $88,692 and $313,347 of contract liabilities as revenues during the three and six months ended June 30, 2020, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three and six month periods ended June 30, 2021 and 2020, by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Soybean meal and hulls	$91,492,133	$61,332,072	$170,715,159	$124,024,952
Soybean oil and oil byproducts	68,780,974	31,936,021	113,185,489	67,966,553

Totals	$160,273,107	$93,268,093	$283,900,648	$191,991,505
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
The following table presents the aging analysis of trade receivables as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Past due:
Less than 30 days past due	$6,196,518	$4,827,150
30-60 days past due	472,488	85,177
60-90 days past due	322,858	11,366
Greater than 90 days past due	76,458	43,524
Total past due	7,068,322	4,967,217
Current	31,669,829	24,023,438

Totals	$38,738,151	$28,990,655
In general, cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
Note 3 -           Inventories
The Company’s inventories consist of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Finished goods	$53,127,902	$35,502,780
Raw materials	53,540,841	33,824,265
Supplies & miscellaneous	297,835	266,428

Totals	$106,966,578	$69,593,473

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.
Note 4 -         Property and Equipment
The following is a summary of the Company's property and equipment at June 30, 2021 and December 31, 2020:

	2021			2020
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,406,915	(834,787)	1,572,128	1,647,052
Buildings and improvements	22,443,026	(10,335,277)	12,107,749	12,391,726
Machinery and equipment	88,501,685	(47,887,039)	40,614,646	41,674,080
Railroad cars	5,852,292	(206,531)	5,645,761	5,704,283
Company vehicles	151,682	(100,416)	51,266	59,613
Furniture and fixtures	1,387,880	(1,016,657)	371,223	408,288
Construction in progress	4,581,482	—	4,581,482	1,829,826

Totals	$125,841,288	$(60,380,707)	$65,460,581	$64,231,194
Depreciation of property and equipment was $1,259,102 and $1,243,780 for the three months ended June 30, 2021 and 2020, respectively, and $2,528,652 and $2,431,096 for the six months ended June 30, 2021 and 2020, respectively.
Note 5 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires December 1, 2021. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $70 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (2.31% at June 30, 2021). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $58,589,213 and $0 at June 30, 2021 and December 31, 2020, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $11.4 million as of June 30, 2021.
Note 6 -         Long-Term Debt
The following is a summary of the Company's long-term debt at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Revolving term loan from CoBank, interest at variable rates (2.56% and 2.60% at June 30, 2021 and December 31, 2020, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$20,000,000	$17,503,291
Note payable to U.S. Small Business Authority, due in monthly principal and interest installments, interest rate at 1.00%, unsecured. Note matures July 20, 2022.	—	10,000
Total debt before debt issuance costs	20,000,000	17,513,291
Less current maturities	(4,000,000)	—
Less debt issuance costs, net of amortization of $13,018 and $10,577 as of June 30, 2021 and December 31, 2020, respectively	(10,982)	(13,423)

Total long-term debt	$15,989,018	$17,499,868

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The Company entered into an agreement as of January 28, 2020 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $26,000,000 on the revolving term loan with a variable effective interest rate of 2.56%. The amount available for borrowing on the revolving term loan, however, will decrease by $2,000,000 every six months beginning on March 20, 2020, with a scheduled balloon payment for the remaining balance on the loan's maturity date of September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company on this amendment will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was $20,000,000 and $17,503,291 as of June 30, 2021 and December 31, 2020, respectively. There were no remaining commitments available to borrow on the revolving term loan as of June 30, 2021.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of June 30, 2021.
On April 20, 2020, the Company entered into an unsecured promissory note for $1,215,700 under the U.S. Small Business Administration's Paycheck Protection Program (“PPP Loan“), a loan program created under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act“). The PPP Loan is being made through First Bank & Trust, N.A. The PPP Loan was scheduled to mature on July 20, 2022 and had a 1% interest rate. The Company submitted to the SBA a loan forgiveness application on November 20, 2020, with the amount which may be forgiven equal to the sum of qualifying expenses such as payroll, rent obligations, and covered utility payments. The forgiveness application was approved by the SBA for $1,205,700 on November 25, 2020 and $10,000 on February 19, 2021.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended June 30:

2022	$4,000,000
2023	4,000,000
2024	12,000,000

Total	$20,000,000
Note 7 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $783,006 and $740,705 for the three months ended June 30, 2021 and 2020, respectively, and $1,543,967 and $1,523,915 for the six months ended June 30, 2021 and 2020, respectively.
The following is a schedule of the Company's operating leases for railcars as of June 30, 2021:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	13	6/1/2021	5/31/2024	$7,150
Andersons Railcar Leasing Co.	10	7/1/2018	6/30/2023	5,000
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
Farm Credit Leasing	87	9/1/2020	8/31/2032	34,929
Farm Credit Leasing	8	6/1/2021	5/31/2033	5,966
GATX Corporation	14	7/1/2020	6/30/2024	4,200

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment
Midwest Railcar Corporation	64	1/1/2015	12/31/2021	27,200
Trinity Capital	29	11/1/2020	10/31/2023	17,255
Trinity Capital	20	11/1/2020	10/31/2023	11,900
Trinity Capital	24	6/1/2021	5/31/2026	10,440
Wells Fargo Rail	112	8/1/2017	7/31/2022	52,557
Wells Fargo Rail	107	1/1/2018	12/31/2022	35,845
Wells Fargo Rail	7	1/1/2004	12/31/2021	2,926
Wells Fargo Rail	15	1/1/2004	12/31/2021	5,850
Wells Fargo Rail	8	1/1/2015	12/31/2021	3,600

	538			$236,118
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,779. Rental expense under these other operating leases was $48,863 and $11,394 for the three months ended June 30, 2021 and 2020, respectively, and $58,604 and $19,075 for the six-month periods ended June 30, 2021 and 2020, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company paid the entity $3,300,000, which is included in current operating lease liabilities on the Company's balance sheet, after the entity's construction of additional storage and handling facilities. The agreement began May 1, 2021 and will mature on April 30, 2027 but includes an additional seven-year renewal period at the sole discretion of the Company.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three-month and six-month periods ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues - Freight and rail	$783,006	$740,705	$1,543,967	$1,523,915
Cost of revenues - Production	46,229	9,009	53,837	13,373
Administration expenses	2,634	2,385	4,767	5,702
Total operating lease costs	$833,890	$754,119	$1,602,571	$1,542,990

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following summarizes the supplemental cash flow information for the three and six-month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Cash paid for amounts included in measurement of lease liabilities	$4,054,652	$777,143	$4,795,037	$1,554,286

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$1,250,115	$185,750	$1,250,115	$3,485,750
The following summarizes the weighted-average remaining lease term and weighted-average discount rate:

June 30, 2021

Weighted-average remaining lease-term - operating leases (in years)	7.9

Weighted-average discount rate - operating leases	3.0%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of June 30, 2021:

	Railcars	Other	Total
Twelve-month periods ended June 30:
2022	$2,543,403	$278,062	$2,821,465
2023	1,617,863	276,960	1,894,823
2024	997,289	262,014	1,259,303
2025	751,619	247,769	999,388
2026	741,179	237,434	978,613
Thereafter	3,079,916	2,082,143	5,162,059
Total lease payments	9,731,269	3,384,382	13,115,651
Less amount of lease payments representing interest	(1,305,258)	(9,231)	(1,314,489)
Total present value of lease payments	$8,426,011	$3,375,151	$11,801,162
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
As of June 30, 2021 and December 31, 2020, the value of the Company’s open futures, options and forward contracts was approximately $(18,288,944) and $(13,523,064), respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

		As of June 30, 2021
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$31,348,788	$49,352,106
Foreign exchange contracts	Current Assets	58,931	27,219
Interest rate caps and floors	Current Liabilities	—	317,338

Totals		$31,407,719	$49,696,663

		As of December 31, 2020
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets	$28,365,908	$41,196,628
Foreign exchange contracts	Current Assets	50,979	48,539
Interest rate caps and floors	Current Liabilities	793	695,577

Totals		$28,417,680	$41,940,744
During the three and six-month periods ended June 30, 2021 and 2020, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Commodity contracts	$(6,789,486)	$1,504,942	$(12,831,812)	$7,131,171
Foreign exchange contracts	9,895	246,656	29,121	178,659
Interest rate swaps, caps and floors	(134,683)	(39,256)	72,157	(458,738)

Totals	$(6,914,274)	$1,712,342	$(12,730,534)	$6,851,092
The Company recorded gains (losses) in cost of goods sold related to its commodity derivative instruments of $(6,914,274) and $1,712,342 during the three months ended June 30, 2021 and 2020, respectively, and $(12,730,534) and $6,851,092 for the six-month periods ended June 30, 2021 and 2020, respectively.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$106,483,162	$—	$106,483,162
Commodity derivative instruments	$—	$(18,288,944)	$—	$(18,288,944)
Margin deposits (deficits)	$10,877,293	$—	$—	$10,877,293

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$69,127,700	$—	$69,127,700
Commodity derivative instruments	$—	$(13,523,064)	$—	$(13,523,064)
Margin deposits	$6,018,001	$—	$—	$6,018,001
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
Note 11 -       Related Party Transactions
The Company has equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC and Prairie AquaTech Investments, LLC. The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $448,507 and $56,453 during the three months ended June 30, 2021 and 2020, respectively, and $1,951,334 and $59,259 during the six months ended June 30, 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $0 and $339,967, respectively.
The Company has entered into agreements with Prairie AquaTech Manufacturing, LLC to perform various management services and to serve as the owner's representative during the construction of its new manufacturing

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

facility adjacent to the Company's plant in Volga, South Dakota. The Company received a total of $1.72 million in compensation for those services, which was recorded in deferred liabilities on the Company's condensed balance sheet. The Company recognized revenues from management services of $0 and $35,278 during the three months ended June 30, 2021 and 2020, respectively, and $0 and $121,111 during the six months ended June 30, 2021 and 2020, respectively.
Note 12 -       Commitments and Contingencies
As of June 30, 2021, the Company had unpaid commitments of approximately $1.0 million for construction and acquisition of property and equipment, all of which is expected to be incurred by December 31, 2021.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the six-month period ended June 30, 2021, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2020. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2020.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
For the six months ended June 30, 2021, we recorded a net income of $7.4 million, compared to $5.7 million during the same period in 2020. The $1.7 million increase in net profit is largely due to an improvement in the quantity and quality of the local soybean crop along with increased demand for soybean oil. While adverse weather in the spring of 2019 significantly reduced the quantity and quality of soybeans in our procurement area, conditions during the 2020 crop year vastly improved, in turn yielding a large soybean crop with improved quality. In addition, oil demand surged significantly due to increased demand from the renewable diesel and food retail sectors that continue to recover following the COVID-19 pandemic. Demand for soybean meal improved as well following a rebound in the livestock market and prices. The improved margin structure, however, caused a $6.9 million net loss on derivative instruments, because we had to value our forward contracts at the current and improved market prices.
More recently during the second quarter ended June 30, 2021, we have faced new challenges with respect to volatility of in the market and dramatic price swings in our top commodities.

Despite an excellent planting season this spring, this summer's extreme drought in our region has led to significant increases in soybean prices, market volatility, and strains on our margins. While the large rebound in demand from the renewable diesel and food sectors has been beneficial, we are concerned that the recent uptick in COVID cases could adversely affect and curtail demand from the food sector, as customers in the bar and restaurant industry may limit hours or even be forced to close again. These challenges continue unless their is relief from the drought and our customer markets are not disrupted from a return of COVID or government restrictions in handling COVID.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2021 and 2020

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
	$	% of Revenue	$	% of Revenue
Revenue	$160,273,107	100.0	$93,268,093	100.0
Cost of revenues	(157,126,974)	(98.0)	(86,595,243)	(92.8)
Gross profit	3,146,133	2.0	6,672,850	7.2
Operating expenses	(956,806)	(0.6)	(898,767)	(1.0)
Interest expense	(493,158)	(0.3)	(308,354)	(0.3)
Other non-operating income (expense)	(130,112)	(0.1)	20,885	—

Net income	$1,566,057	1.0	$5,486,614	5.9
Revenue – Revenue increased $67.0 million, or 71.8%, for the three-month period ended June 30, 2021, compared to the same period in 2020. The increase in revenues was primarily due to increases in the average sales prices of all soybean products. Soybean prices soared due to a very strong demand in the soybean export sector, resulting in increased meal and oil prices. Oil prices were further affected by surging demand for soybean oil from the renewable diesel and food sectors.
Gross Profit/Loss – Gross profit decreased $3.5 million, or 52.9%, for the three months ended June 30, 2021, compared to the same period in 2020. The decrease in gross profit was primarily due to an $8.6 million decline in net gain (loss) on derivative instruments. During the three months ended June 30, 2021, we had a $6.9 million net loss on derivative instruments, compared to a $1.7 million gain in the same period in 2020. The net loss on derivative instruments was largely caused by valuing our forward contract positions at current market values which increased during the period. The decline in net gain (loss) on derivative instruments was partially offset by an improvement in the quantity and quality of soybeans grown in the U.S., especially in our local procurement area. In addition, demand for oil surged from the renewable diesel sector as more diesel plants were opened.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $58,000, or 6.5%, during the three-month period ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase in professional fees.
Interest Expense – Interest expense increased $185,000, or 59.9%, during the three months ended June 30, 2021, compared to the same period in 2020. The increase in interest expense was due primarily to an increase in borrowings from our lines of credit, as we borrowed more due to higher commodity prices and to pay for capital improvements. The average debt level during the three-month period ended June 30, 2021 was approximately $77.0 million, compared to $39.2 million for the same period in 2020. Partially offsetting the increase in borrowings was a decrease in interest rates on our senior debt with CoBank. As of June 30, 2021, the interest rate on our revolving long-term loan was 2.56%, compared to 2.63% as of June 30, 2020.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $151,000 during the three-month period ended June 30, 2021, compared to the same period in 2020. The decrease in other non-operating income was primarily due to a $96,000 increase in losses on our interest rate hedge instruments. During the three-month period ended June 30, 2021, losses on interest rate hedges totaled $135,000, compared to losses of $39,000 during the same period in 2020.
Net Income/Loss – During the three-month period ended June 30, 2021, we generated a net income of $1.6 million, compared to $5.5 million for the same period in 2020. The $3.9 million decrease was primarily attributable to a decrease in gross profit and other non-operating income, along with increases in interest and operating expenses.

Comparison of the six months ended June 30, 2021 and 2020

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
	$	% of Revenue	$	% of Revenue
Revenue	$283,900,648	100.0	$191,991,505	100.0
Cost of revenues	(274,125,304)	(96.6)	(183,594,192)	(95.6)
Gross profit	9,775,344	3.4	8,397,313	4.4
Operating expenses	(2,074,648)	(0.7)	(1,923,496)	(1.0)
Interest expense	(810,310)	(0.3)	(658,341)	(0.3)
Other non-operating income (expense)	459,763	0.2	(105,779)	(0.1)

Net income	$7,350,149	2.6	$5,709,697	3.0
Revenue – Revenue increased $91.9 million, or 47.9%, for the six-month period ended June 30, 2021, compared to the same period in 2020. The increase in revenues was primarily due to increases in the average sales prices of all soybean products. Soybean prices soared due to a very strong demand in the soybean export sector, resulting in increased meal and oil prices. Oil prices were further affected by surging demand for soybean oil from the renewable diesel and food sectors.
Gross Profit/Loss – Gross profit increased $1.4 million for the six months ended June 30, 2021, compared to the same period in 2020. The increase in gross profit was primarily due to an improvement in the quantity and quality of soybeans grown in the U.S., especially in our local procurement area. In addition, demand for oil surged from the renewable diesel sector as more diesel plants were opened.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $151,000, or 7.9%, during the six-month period ended June 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase in personnel costs and professional fees.
Interest Expense – Interest expense increased $152,000, or 23.1%, during the six months ended June 30, 2021, compared to the same period in 2020. The increase in interest expense was due primarily to an increase in borrowings from our lines of credit, as we had to borrow more due to higher commodity prices and to pay for capital improvements. The average debt level during the six-month period ended June 30, 2021 was approximately $62.8 million, compared to $37.9 million for the same period in 2020. Partially offsetting the increase in debt levels was a decrease in interest rates on our senior debt with CoBank. As of June 30, 2021, the interest rate on our revolving long-term loan was 2.56%, compared to 2.63% as of June 30, 2020.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, improved $566,000 during the six-month period ended June 30, 2021, compared to the same period in 2020. The increase in other non-operating income was due to a $531,000 improvement in gains (losses) on our interest rate hedge instruments. During the three-month period ended June 30, 2021, gains on interest rate hedges totaled $72,000, compared to losses of $459,000 during the same period in 2020.
Net Income/Loss – During the six-month period ended June 30, 2021, we generated a net income of $7.4 million, compared to $5.7 million for the same period in 2020. The $1.6 million increase was primarily attributable to an increase in gross profit and other non-operating income.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On June 30, 2021, we had working capital, defined as current assets less current liabilities, of approximately $26.8 million, compared to $25.1 million on June 30, 2020. Working capital increased $1.7 million between periods primarily due to increases in net income during that period. Based on current plans, we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.

Comparison of the Six Months Ended June 30, 2021 and 2020

	2021	2020
Net cash provided by (used for) operating activities	$(49,730,286)	$(3,476,541)
Net cash provided by (used for) investing activities	(3,708,263)	(3,294,967)
Net cash provided by (used for) financing activities	50,242,742	9,961,699
Cash Flows Used For Operations
The $46.3 million increase in cash flows used for operating activities was due to a $23.1 million increase in inventories, a $12.9 million increase in accounts receivable, and a $4.6 million decrease in accrued commodity purchases. During the six-month period ended June 30, 2021, we increased inventories by $37.4 million, compared to $14.3 million during the same period in 2020. In addition, accounts receivable increased $9.7 million during the six months ended June 30, 2021, compared to a $3.2 million decrease during the same period in 2020. Accrued commodity purchases also decreased by $9.0 million during the six months ended June 30, 2021, compared to $4.4 million during the same period in 2020. The changes in inventories, accounts receivable, and accrued commodity purchases were largely the result of increased commodity prices in our industry.
Cash Flows Used For Investing Activities
The $0.4 million increase in cash flows used for investing activities during the six-month period ended June 30, 2021, compared to the same period in 2020, was due to an $0.8 million increase in capital improvements. During the six months ended June 30, 2021, we spent $3.8 million on capital improvements, compared to $3.0 million during the same period in 2020. Partially offsetting the increase in capital improvements was a $0.4 million decrease in investment purchases. During the six months ended June 30, 2021, we made no new investments in Prairie AquaTech Manufacturing, LLC, compared to $0.4 million during the same period in 2020.
Cash Flows Provided By (Used For) Financing Activities
The $40.3 million increase in cash flows provided by financing activities was principally due to a $41.1 million increase in net proceeds on borrowings. During the six months ended June 30, 2021, net proceeds on borrowings increased $61.1 million, compared to $20.0 million during the same period in 2020. Partially offsetting the increase in net borrowings was a $2.7 million increase in cash distributions to our members during the six-month period ended June 30, 2021, compared to the same period in 2020.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum, or $26.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. On March 20, 2020, the available credit line decreased by $2.0 million, and decreases continually by the same amount every six months until the credit line’s maturity on September 20, 2023 at which time we will be required to make a balloon payment for the remaining balance. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $20.0 million and $17.5 million as of June 30, 2021 and December 31, 2020. Under this loan, there were no additional funds available to borrow as of June 30, 2021.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan, which matures on December 1, 2021, is to finance our operating needs. The maximum amount we can borrow under this credit line is $70.0 million. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of June 30, 2021 and December 31, 2020, the principal balance outstanding on this credit line was $58.6 million and $0, respectively, allowing us to borrow an additional $11.4 million as of June 30, 2021.
Both the revolving and seasonal loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan was 2.56% and 2.60% as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, the interest rate on the seasonal loan was 2.31% and 2.35%, respectively. We were in compliance with all covenants and conditions with CoBank as of June 30, 2021.
On April 20, 2020, we entered into an unsecured promissory note for $1,215,700 under the U.S. Small Business Administration's Paycheck Protection Program (“PPP Loan“), a loan program created under the Coronavirus Aid, Relief and Economic Security (the "CARES Act"). The PPP Loan was made through First Bank & Trust, N.A., Brookings, South Dakota. The PPP Loan was scheduled to mature on July 20, 2022 and had a 1.0% interest rate. The PPP Loan has been forgiven in full by the SBA, with $1,205,700 being forgiven on November 25, 2020 and $10,000 being forgiven in February 2021.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$21,145,000	$4,495,000	$16,650,000	$—	$—

Operating Lease Obligations	13,116,000	2,821,000	3,154,000	1,978,000	5,163,000

Totals	$34,261,000	$7,316,000	$19,804,000	$1,978,000	$5,163,000
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
As of June 30, 2021, we had $0 in fixed rate debt outstanding and $90.0 million of variable rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $900,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2021.
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
Item 1A. Risk Factors.
During the quarter ended June 30, 2021, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2020 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	August 13, 2021	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	August 13, 2021	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)