Form 10-Q
period 2021-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2021-11-12
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 10, 2021, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
September 30, 2021 and 2020

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$335,031	$3,650,950
Trade accounts receivable	35,886,295	28,990,655
Inventories	128,720,906	69,593,473
Commodity derivative instruments	13,515,113	28,417,680
Margin deposits	14,631,549	6,018,001
Prepaid expenses	1,240,930	2,093,622
Total current assets	194,329,824	138,764,381

Property and equipment	128,940,668	122,195,099
Less accumulated depreciation	(61,343,290)	(57,963,905)
Total property and equipment, net	67,597,378	64,231,194

Other assets
Investments in related parties	9,327,890	9,327,890
Investments in cooperatives	1,559,800	1,539,293
Right-of-use lease asset, net	11,115,009	11,960,289
Total other assets	22,002,699	22,827,472

Total assets	$283,929,901	$225,823,047
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	September 30, 2021	December 31, 2020
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$12,195,414	$8,263,020
Current maturities of long-term debt	4,000,000	—
Note payable - seasonal loan	48,589,449	—
Current operating lease liabilities	2,039,455	5,846,456
Accounts payable	1,108,338	1,506,779
Accrued commodity purchases	59,770,822	44,962,904
Commodity derivative instruments	23,924,891	41,940,744
Accrued expenses	3,616,809	3,083,591
Accrued interest	132,687	40,564
Deferred liabilities - current	1,463,601	1,728,407
Total current liabilities	156,841,466	107,372,465

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	13,990,238	17,499,868
Long-term operating lease liabilities	5,873,768	6,113,834
Total long-term liabilities	19,864,006	23,613,702

Commitments and contingencies (Notes 5, 6, 7, and 12)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at September 30, 2021 and December 31, 2020	107,224,429	94,836,880

Total liabilities and members' equity	$283,929,901	$225,823,047

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net revenues	$147,796,292	$104,454,116	$431,696,940	$296,445,621

Cost of revenues:
Cost of product sold	113,498,309	85,001,018	350,233,888	234,803,800
Production	8,314,321	7,286,860	23,087,341	22,117,229
Freight and rail	9,823,431	9,592,900	32,053,378	28,235,885
Brokerage fees	164,130	168,043	550,888	486,099
Total cost of revenues	131,800,191	102,048,821	405,925,495	285,643,013

Gross profit (loss)	15,996,101	2,405,295	25,771,445	10,802,608

Operating expenses:
Administration	1,220,595	857,116	3,295,243	2,780,612

Operating income (loss)	14,775,506	1,548,179	22,476,202	8,021,996

Other income (expense):
Interest expense	(470,522)	(238,984)	(1,280,832)	(897,325)
Other non-operating income (expense)	162,306	83,534	256,922	(217,798)
Patronage dividend income	—	—	365,147	195,553
Total other income (expense)	(308,216)	(155,450)	(658,763)	(919,570)

Income (loss) before income taxes	14,467,290	1,392,729	21,817,439	7,102,426

Income tax benefit (expense)	—	—	—	—

Net income (loss)	$14,467,290	$1,392,729	$21,817,439	$7,102,426

Basic and diluted earnings (loss) per capital unit	$0.48	$0.05	$0.72	$0.23

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Nine Months Ended September 30, 2021 and 2020

	Class A Units
	Units	Amount

Balances, December 31, 2019	30,419,000	$85,947,333
Net income	—	7,102,426
Distribution to members	—	(6,692,180)
Balances, September 30, 2021	30,419,000	$86,357,579

Balances, December 31, 2020	30,419,000	$94,836,880
Net income	—	21,817,439
Distribution to members	—	(9,429,890)
Balances, September 30, 2021	30,419,000	$107,224,429
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2021 and 2020

	2021	2020
Operating activities
Net income (loss)	$21,817,439	$7,102,426
Charges and credits to net income not affecting cash:
Depreciation and amortization	3,786,317	3,669,109
Net (gain) loss recognized on derivative activities	(1,919,827)	(34,076)
Gain on sales of property and equipment	(89,150)	(40,356)
Non-cash patronage dividends	(75,411)	(43,405)
Forgiveness of Paycheck Protection Program loan	(10,000)	—
Change in current assets and liabilities	(63,409,164)	(12,082,495)
Net cash provided by (used for) operating activities	(39,899,796)	(1,428,797)

Investing activities
Purchase of investments	—	(404,329)
Retirement of patronage dividends	54,904	66,210
Proceeds from sales of property and equipment	126,060	41,216
Purchase of property and equipment	(7,185,750)	(4,158,360)
Net cash provided by (used for) investing activities	(7,004,786)	(4,455,263)

Financing activities
Change in excess of outstanding checks over bank balances	3,932,394	10,961,501
Net proceeds (payments) from seasonal borrowings	48,589,449	(1,743,029)
Distributions to members	(9,429,890)	(6,692,180)
Payments for debt issue costs	—	(10,000)
Proceeds from long-term debt	11,839,877	17,131,227
Principal payments on long-term debt	(11,343,167)	(10,557,204)
Net cash provided by (used for) financing activities	43,588,663	9,090,315

Net change in cash and cash equivalents	(3,315,919)	3,206,255

Cash and cash equivalents, beginning of period	3,650,950	624,681

Cash and cash equivalents, end of period	$335,031	$3,830,936

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,188,709	$908,220

Income taxes	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$—	335,124

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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $1,463,601 and $1,728,407 as of September 30, 2021 and December 31, 2020, respectively. Of the $1,728,407 balance as of December 31, 2020, contract liabilities recognized as revenues were $414,729 and $1,309,540 for the three and nine months ended September 30, 2021, respectively. Of the $313,347 customer prepayments as of December 31, 2019, the Company recognized $0 and $313,347 of contract liabilities as revenues during the three and nine months ended September 30, 2020, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three and nine month periods ended September 30, 2021 and 2020, by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Soybean meal and hulls	$81,331,885	$63,195,149	$252,047,044	$187,220,101
Soybean oil and oil byproducts	66,464,407	41,258,967	179,649,896	109,225,520

Totals	$147,796,292	$104,454,116	$431,696,940	$296,445,621
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
The following table presents the aging analysis of trade receivables as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Past due:
Less than 30 days past due	$8,479,115	$4,827,150
30-60 days past due	948,394	85,177
60-90 days past due	72,899	11,366
Greater than 90 days past due	12,642	43,524
Total past due	9,513,050	4,967,217
Current	26,373,245	24,023,438

Totals	$35,886,295	$28,990,655
The following table provides information regarding the Company's allowance for doubtful accounts receivable as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	31,331	—
Additions (deductions)	(31,331)	—

Balances, end of period	$—	$—
In general, cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 3 -           Inventories
The Company’s inventories consist of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Finished goods	$57,831,451	$35,502,780
Raw materials	70,596,078	33,824,265
Supplies & miscellaneous	293,377	266,428

Totals	$128,720,906	$69,593,473
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.
Note 4 -         Property and Equipment
The following is a summary of the Company's property and equipment at September 30, 2021 and December 31, 2020:

	2021			2020
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,406,915	(872,249)	1,534,666	1,647,052
Buildings and improvements	22,443,026	(10,477,266)	11,965,760	12,391,726
Machinery and equipment	88,543,029	(48,618,957)	39,924,072	41,674,080
Railroad cars	5,852,292	(235,793)	5,616,499	5,704,283
Company vehicles	151,682	(104,589)	47,093	59,613
Furniture and fixtures	1,387,880	(1,034,436)	353,444	408,288
Construction in progress	7,639,518	—	7,639,518	1,829,826

Totals	$128,940,668	$(61,343,290)	$67,597,378	$64,231,194
Depreciation of property and equipment was $1,254,004 and $1,234,580 for the three months ended September 30, 2021 and 2020, respectively, and $3,782,656 and $3,665,676 for the nine months ended September 30, 2021 and 2020, respectively.
Note 5 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires December 1, 2021. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $70 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (2.29% at September 30, 2021). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $48,589,449 and $0 at September 30, 2021 and December 31, 2020, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $21.4 million as of September 30, 2021.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 6 -         Long-Term Debt
The following is a summary of the Company's long-term debt at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Revolving term loan from CoBank, interest at variable rates (2.54% and 2.60% at September 30, 2021 and December 31, 2020, respectively), secured by substantially all property and equipment. Loan matures September 20, 2023.	$18,000,000	$17,503,291
Note payable to U.S. Small Business Authority, due in monthly principal and interest installments, interest rate at 1.00%, unsecured. Note matures July 20, 2022.	—	10,000
Total debt before debt issuance costs	18,000,000	17,513,291
Less current maturities	(4,000,000)	—
Less debt issuance costs, net of amortization of $14,238 and $10,577 as of September 30, 2021 and December 31, 2020, respectively	(9,762)	(13,423)

Total long-term debt	$13,990,238	$17,499,868
The Company entered into an agreement as of January 28, 2020 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $26,000,000 on the revolving term loan with a variable effective interest rate of 2.54%. The amount available for borrowing on the revolving term loan, however, will decrease by $2,000,000 every six months beginning on March 20, 2020, with a scheduled balloon payment for the remaining balance on the loan's maturity date of September 20, 2023. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company on this amendment will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was $18,000,000 and $17,503,291 as of September 30, 2021 and December 31, 2020, respectively. There were no remaining commitments available to borrow on the revolving term loan as of September 30, 2021.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of September 30, 2021.
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
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended September 30:

2022	$4,000,000
2023	14,000,000

Total	$18,000,000
Note 7 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $765,469 and $847,671 for the three months ended September 30, 2021 and 2020, respectively, and $2,309,436 and $2,371,586 for the nine months ended September 30, 2021 and 2020, respectively.
The following is a schedule of the Company's operating leases for railcars as of September 30, 2021:

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
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,779. Rental expense under these other operating leases was $168,239 and $11,013 for the three months ended September 30, 2021 and 2020, respectively, and $226,843 and $30,088 for the nine-month periods ended September 30, 2021 and 2020, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three-month and nine-month periods ended September 30, 2021 and 2020 were as follows:

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cost of revenues - Freight and rail	$765,469	$847,671	$2,309,436	$2,371,586
Cost of revenues - Production	165,856	8,631	219,693	22,004
Administration expenses	2,383	2,382	7,150	8,084

Total operating lease costs	$935,729	$860,704	$2,536,279	$2,401,674
The following summarizes the supplemental cash flow information for the three and nine-month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Cash paid for amounts included in measurement of lease liabilities	$689,988	$743,763	$5,485,025	$2,298,049

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$—	$5,337,749	$1,250,115	$8,823,499
The following summarizes the weighted-average remaining lease term and weighted-average discount rate:

September 30, 2021

Weighted-average remaining lease-term - operating leases (in years)	8.0

Weighted-average discount rate - operating leases	3.0%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of September 30, 2021:

	Railcars	Other	Total
Twelve-month periods ended September 30:
2022	$2,383,878	$278,062	$2,661,940
2023	1,401,974	275,355	1,677,329
2024	887,534	258,597	1,146,131
2025	763,379	242,722	1,006,101
2026	683,799	236,918	920,717
Thereafter	2,957,231	2,023,214	4,980,445
Total lease payments	9,077,795	3,314,868	12,392,663
Less amount of lease payments representing interest	(1,269,761)	(7,893)	(1,277,654)

Total present value of lease payments	$7,808,034	$3,306,975	$11,115,009

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
As of September 30, 2021 and December 31, 2020, the value of the Company’s open futures, options and forward contracts was approximately $(10,409,778) and $(13,523,064), respectively.

		As of September 30, 2021
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$13,222,084	$23,410,734
Foreign exchange contracts	Current Assets/Liabilities	65,558	32,086
Interest rate caps and floors	Current Assets/Liabilities	227,471	482,071

Totals		$13,515,113	$23,924,891

		As of December 31, 2020
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$28,365,908	$41,196,628
Foreign exchange contracts	Current Assets/Liabilities	50,979	48,539
Interest rate caps and floors	Current Assets/Liabilities	793	695,577

Totals		$28,417,680	$41,940,744
During the three and nine-month periods ended September 30, 2021 and 2020, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Commodity contracts	$14,581,706	$(6,632,699)	$1,749,894	$498,472
Foreign exchange contracts	5,892	(222,464)	35,013	(43,805)
Interest rate swaps, caps and floors	62,763	38,147	134,920	(420,591)

Totals	$14,650,361	$(6,817,016)	$1,919,827	$34,076

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The Company recorded gains (losses) in cost of goods sold related to its commodity derivative instruments of $14,650,361 and $(6,817,016) during the three months ended September 30, 2021 and 2020, respectively, and $1,919,827 and $34,076 for the nine-month periods ended September 30, 2021 and 2020, respectively.
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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$128,205,139	$—	$128,205,139
Commodity derivative instruments	$—	$(10,409,778)	$—	$(10,409,778)
Margin deposits (deficits)	$14,631,549	$—	$—	$14,631,549

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$69,127,700	$—	$69,127,700
Commodity derivative instruments	$—	$(13,523,064)	$—	$(13,523,064)
Margin deposits	$6,018,001	$—	$—	$6,018,001
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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

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
Note 11 -       Related Party Transactions
The Company has equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC and Prairie AquaTech Investments, LLC. The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $1,885,669 and $282,877 during the three months ended September 30, 2021 and 2020, respectively, and $3,837,003 and $342,136 during the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $0 and $339,967, respectively.
The Company has entered into agreements with Prairie AquaTech Manufacturing, LLC to perform various management services and to serve as the owner's representative during the construction of its new manufacturing facility adjacent to the Company's plant in Volga, South Dakota. The Company received a total of $1.72 million in compensation for those services, which was recorded in deferred liabilities on the Company's condensed balance sheet. The Company recognized revenues from management services of $0 and $0 during the three months ended September 30, 2021 and 2020, respectively, and $0 and $121,111 during the nine months ended September 30, 2021 and 2020, respectively.
Note 12 -       Commitments and Contingencies
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2021, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2020. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2020.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
We recorded a net income of $21.8 million for the nine-month period ended September 30, 2021, compared to $7.1 million during the same period in 2020. The $14.7 million increase in net income was largely due to an increased demand for soybean oil along with an improvement in the quantity and quality of the local soybean crop. Demand for soybean oil increased significantly in 2021 due to increased consumption in the biofuel industry. In addition, soybean production in South Dakota rebounded in 2020 which resulted in a substantial fall harvest and improvement in soybean supply locally compared to 2019. The oil protein and moisture content of this crop also improved, further boosting profits during the year. Despite one of the largest on record soybean crops in 2020, concerns about the prospect of running out of soybeans to process prior to the 2021 harvest kept soybean meal values in line with previous years. These same concerns negatively impacted margins as local producers were reluctant to sell their soybeans during the months leading up to harvest.
Looking ahead, we anticipate above average processing margins for the remainder of 2021 and into 2022. A number of new renewable diesel plants in the Western U.S. are slated to begin production in 2022 which should keep soybean oil demand well above historical levels. Yet, we are concerned about the local soybean supply especially during the third quarter of 2022. Drought conditions this past summer have made it very difficult to accurately measure the quantity available for purchase until new crop supplies become available. Meal premiums are forecast to remain near average at least until the end of the first quarter 2022. South American supplies are anticipated to add pressure to the U.S. soybean meal export market during the second and third quarters in 2022 which may negatively affect our margins.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2021 and 2020

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
	$	% of Revenue	$	% of Revenue
Revenue	$147,796,292	100.0	$104,454,116	100.0
Cost of revenues	(131,800,191)	(89.2)	(102,048,821)	(97.7)
Gross profit	15,996,101	10.8	2,405,295	2.3
Operating expenses	(1,220,595)	(0.8)	(857,116)	(0.8)
Interest expense	(470,522)	(0.3)	(238,984)	(0.2)
Other non-operating income (expense)	162,306	0.1	83,534	0.1

Net income	$14,467,290	9.8	$1,392,729	1.3
Revenue – Revenue increased $43.3 million, or 41.5%, for the three-month period ended September 30, 2021, compared to the same period in 2020. The increase in revenues was primarily due to increases in the average sales prices of all soybean products, especially refined soybean oil. Oil prices doubled in 2021 due to surging demand for soybean oil from the renewable diesel and food sectors. In addition, soybean meal prices increased approximately 25% during the three-month period ended September 30, 2021, compared to the same period in 2020. The increase in meal prices was due to concerns about the prospect of a heavily diminished soybean supply prior to the 2021 harvest as a result of a very strong demand in the soybean export sector.
Gross Profit/Loss – Gross profit increased $13.6 million, or 565.0%, for the three months ended September 30, 2021, compared to the same period in 2020. The increase in gross profit was primarily due to surging demand for oil from the renewable diesel sector as more diesel plants opened. In addition, the quantity and quality of soybeans grown in the U.S., especially in our local procurement area, improved in 2020 from 2019 due to more favorable weather conditions.
Operating Expenses – Administrative expenses, including selling, general and administrative expenses, increased approximately $363,000, or 42.4%, during the three-month period ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to an increase in personnel costs.
Interest Expense – Interest expense increased $232,000, or 96.9%, during the three months ended September 30, 2021, compared to the same period in 2020. The increase in interest expense was due primarily to an increase in borrowings from our lines of credit, as we borrowed more due to higher commodity prices and to pay for capital improvements. The average debt level during the three-month period ended September 30, 2021 was approximately $71.6 million, compared to $31.9 million for the same period in 2020.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, increased $79,000 during the three-month period ended September 30, 2021, compared to the same period in 2020. The increase in other non-operating income was primarily due to a $54,000 increase in gains on sales of property and equipment. During the three-month period ended September 30, 2021, gains on sales of property and equipment totaled $94,000, compared to $40,000 during the same period in 2020.
Net Income/Loss – During the three-month period ended September 30, 2021, we generated a net income of $14.5 million, compared to $1.4 million for the same period in 2020. The $13.1 million increase was primarily attributable to an increase in gross profit.

Comparison of the nine months ended September 30, 2021 and 2020

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
	$	% of Revenue	$	% of Revenue
Revenue	$431,696,940	100.0	$296,445,621	100.0
Cost of revenues	(405,925,495)	(94.0)	(285,643,013)	(96.4)
Gross profit	25,771,445	6.0	10,802,608	3.6
Operating expenses	(3,295,243)	(0.8)	(2,780,612)	(0.9)
Interest expense	(1,280,832)	(0.3)	(897,325)	(0.3)
Other non-operating income (expense)	622,069	0.1	(22,245)	—

Net income	$21,817,439	5.1	$7,102,426	2.4
Revenue – Revenue increased $135.3 million, or 45.6%, for the nine-month period ended September 30, 2021, compared to the same period in 2020. The increase in revenues was primarily due to increases in the average sales prices of all soybean products, especially refined soybean oil. The average sales price of soybean oil increased approximately 70% in the nine months ended September 30, 2021, compared to the same period in 2020, due to surging demand for soybean oil from the renewable diesel and food sectors. In addition, soybean meal prices increased approximately 30% during the nine-month period ended September 30, 2021, compared to the same period in 2020. The increased meal prices were due to concerns about the prospect of a heavily diminshed soybean supply prior to the 2021 harvest as a result of strong demand in the soybean export sector.
Gross Profit/Loss – Gross profit increased $15.0 million for the nine months ended September 30, 2021, compared to the same period in 2020. The increase in gross profit was primarily due to surging in demand for oil from the renewable diesel sector as more diesel plants were opened. In addition, the quantity and quality of soybeans grown in the U.S., especially in our local procurement area, improved in 2020 from 2019 due to more favorable weather conditions.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $515,000, or 18.5%, during the nine-month period ended September 30, 2021, compared to the same period in 2020. The increase was primarily due to increases in personnel costs and professional fees.
Interest Expense – Interest expense increased $384,000, or 42.7%, during the nine months ended September 30, 2021, compared to the same period in 2020. The increase in interest expense was due primarily to an increase in borrowings from our lines of credit, as borrowed more due to higher commodity prices and to pay for capital improvements. The average debt level during the nine-month period ended September 30, 2021 was approximately $65.8 million, compared to $35.9 million for the same period in 2020.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, improved $644,000 during the nine-month period ended September 30, 2021, compared to the same period in 2020. The increase in other non-operating income was due to a $556,000 improvement in gains (losses) on our interest rate hedge instruments. During the nine-month period ended September 30, 2021, gains on interest rate hedges totaled $135,000, compared to losses of $421,000 during the same period in 2020.
Net Income/Loss – During the nine-month period ended September 30, 2021, we generated a net income of $21.8 million, compared to $7.1 million for the same period in 2020. The $14.7 million increase was primarily attributable to an increase in gross profit and other non-operating income.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two lines of credit which are discussed below under “Indebtedness.” On September 30, 2021, we had working capital, defined as current assets less current liabilities, of approximately $37.5 million, compared to $23.7 million on September 30, 2020. Working capital increased $13.8 million between periods primarily due to increases in net income during that period.

Based on current plans, we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Nine Months Ended September 30, 2021 and 2020

	2021	2020
Net cash provided by (used for) operating activities	$(39,899,796)	$(1,428,797)
Net cash provided by (used for) investing activities	(7,004,786)	(4,455,263)
Net cash provided by (used for) financing activities	43,588,663	9,090,315
Cash Flows Used For Operations
The $38.5 million increase in cash flows used for operating activities was due to a $36.0 million increase in inventories which were largely the result of increased commodity prices in our industry. During the nine-month period ended September 30, 2021, we increased inventories by $59.1 million, compared to $23.1 million during the same period in 2020.
Cash Flows Used For Investing Activities
The $2.5 million increase in cash flows used for investing activities during the nine-month period ended September 30, 2021, compared to the same period in 2020, was due to an $3.0 million increase in capital improvements. During the nine months ended September 30, 2021, we spent $7.2 million on capital improvements, compared to $4.2 million during the same period in 2020. Partially offsetting the increase in capital improvements was a $0.4 million decrease in investment purchases. During the nine months ended September 30, 2021, we made no new investments in Prairie AquaTech Manufacturing, LLC, compared to $0.4 million during the same period in 2020.
Cash Flows Provided By (Used For) Financing Activities
The $34.5 million increase in cash flows provided by financing activities was principally due to a $44.3 million increase in net proceeds on borrowings. During the nine months ended September 30, 2021, net proceeds on borrowings increased $49.1 million, compared to $4.8 million during the same period in 2020. Partially offsetting the increase in net borrowings was a $7.1 million decrease in outstanding checks over bank balance and a $2.7 million increase in cash distributions to our members during the nine-month period ended September 30, 2021, compared to the same period in 2020.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum, or $26.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. On March 20, 2020, the available credit line decreased by $2.0 million, and decreases continually by the same amount every six months until the credit line’s maturity on September 20, 2023 at which time we will be required to make a balloon payment for the remaining balance. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $18.0 million and $17.5 million as of September 30, 2021 and December 31, 2020. Under this loan, there were no additional funds available to borrow as of September 30, 2021.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan, which matures on December 1, 2021, is to finance our operating needs. The maximum amount we can borrow under this credit line is $70.0 million. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of September 30, 2021 and December 31, 2020, the principal balance outstanding on this credit line was $48.6 million and $0, respectively, allowing us to borrow an additional $21.4 million as of September 30, 2021.

Both the revolving and seasonal loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan was 2.54% and 2.60% as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, the interest rate on the seasonal loan was 2.29% and 2.35%, respectively. We were in compliance with all covenants and conditions with CoBank as of September 30, 2021.
On April 20, 2020, we entered into an unsecured promissory note for $1,215,700 under the U.S. Small Business Administration's Paycheck Protection Program (“PPP Loan“), a loan program created under the Coronavirus Aid, Relief and Economic Security (the "CARES Act"). The PPP Loan, which was scheduled to mature on July 20, 2022 and had a 1.0% interest rate, was made through First Bank & Trust, N.A., Brookings, South Dakota. The PPP Loan has since been forgiven in full by the SBA, with $1,205,700 being forgiven on November 25, 2020 and $10,000 being forgiven in February 2021.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$18,668,000	$4,441,000	$14,227,000	$—	$—

Operating Lease Obligations	12,393,000	2,662,000	2,823,000	1,927,000	4,981,000

Totals	$31,061,000	$7,103,000	$17,050,000	$1,927,000	$4,981,000
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
As of September 30, 2021, we had $0 in fixed rate debt outstanding and $88.0 million of variable rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $880,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2021.
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
Item 1A. Risk Factors.
During the quarter ended September 30, 2021, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2020 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 10, 2021	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 10, 2021	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)