Form 10-K
period 2021-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2022-03-18
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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
☐    Yes       ☒   No

The aggregate market value of the registrant’s Class A units held by non-affiliates at June 30, 2021 was approximately $128,536,053 computed by reference to the most recent public offering price on Form S-1. The registrant's Class A units are not listed on an exchange or otherwise publicly traded. Additionally, the Class A units are subject to significant restrictions on transfer under the registrant's operating agreement.

As of the day of this filing, there were 30,419,000 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year (December 31, 2021).

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
PART I
Item 1. Business.
Overview
South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant and a soybean oil refinery in Volga, South Dakota, which we have been operating since 1996 and 2002, respectively. We also own and operate an oilseed processing plant near Miller, South Dakota, which we have been operating since 2015. On February 9, 2022, we announced plans to construct another oilseed processing plant near Mitchell, South Dakota, which we expect to be operational in 2025.
We are owned by approximately 2,200 members, most of whom reside in South Dakota and neighboring states and many of whom deliver and sell soybeans to our plants for processing.
Our core business consists of processing locally grown soybeans into soybean meal and soybean oil. We sell the soybean meal primarily to resellers, feed mills, and livestock producers as livestock feed. We market and sell multiple grades of soybean oil in either crude or refined format. Crude and refined soybean oil are marketed and sold to the food, biodiesel and chemical industries. Under certain market conditions, we may register and deliver warehouse receipts for crude oil under the terms and conditions of a Chicago Board of Trade (CBOT) soybean oil futures contract.

We strive to maintain a competitive position in the marketplace by producing high quality products, operating a highly efficient operation, and adding value to our core products to capture larger margins. We continue to research ways to improve overall efficiencies by analyzing new methods of vertical integration, adding value to our products through further investment in processing, and studying new applications for our products in the food and energy fields. Although a primary objective is to maximize the issuance of cash distributions to our members from profits generated through operations, we recognize the need to maintain our financial strength by reinvesting and making capital improvements in our operations facilities.
General Development of Business
We were originally organized and operated as a South Dakota cooperative in 1993. In 2002, we reorganized and converted from a cooperative into a South Dakota limited liability company. As a limited liability company, we are taxed as a partnership for U.S. tax purposes, which allows us to pass through our income and losses to our members for inclusion in their tax returns.
We began processing soybeans into soybean meal, crude soybean oil, and soybean hulls in 1996. Since this time we have made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In May 2011, we completed the construction and start-up of a deodorizer at our facility, which allows us to deodorize refined soybean oil and sell the oil directly to customers in the food industry. In December 2014, we purchased an oilseed processing plant located near Miller, South Dakota, approximately 100 miles west of our main facility in Volga. The Miller plant has allowed us to expand into new markets by processing identity-preserved soybeans, including non-genetically modified organisms (GMO) and organic soybeans. On February 9, 2022, we announced plans to construct a third oilseed processing plant near Mitchell, South Dakota, which is expected to be operational in 2025.
Industry Information
Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) reported that, for the 2021 crop year, the U.S. produced approximately 4.42 billion bushels of soybeans, or approximately 33% of estimated world production, with Brazil production at 5.1 billion bushels, and Argentina at 1.7 billion bushels. Global production may fluctuate year-to-year due to any number of factors which may include, but is not limited to, weather, government policy, economic conditions, and commodity prices. Similarly, global soybean consumption may fluctuate year to-year due to any number of reasons which may include, but is not limited to, economic conditions, global health concerns, population growth and international trade policy. Soybeans are a staple commodity used pervasively across the globe so that any contractions in consumption may only be temporary as has historically been the case.
The soybean processing industry converts soybeans into soybean meal, soybean hulls and soybean oil. A bushel of soybeans typically yields approximately forty-four pounds of meal, four pounds of hulls, and eleven pounds of crude oil when processed. Soybean meal and hulls are mostly used by livestock producers and the fish farming industry as feed. Soybean oil is sold in multiple grades and is used by the food, petroleum and chemical industries. The food industry uses soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes, among other uses.
In the U.S., the USDA estimates that approximately 51% of soybeans produced in the U.S. are processed domestically, 47% are exported as whole soybeans, and 3% are retained for seed and residual use. Soybean processing facilities are generally located close to adequate sources of soybeans and where theres is a strong demand for soybean meal. Soybean meal is predominantly consumed by poultry and swine in the U.S. On average, exports of soybean meal account for 20% to 30% of total production.
Soybean oil refineries are generally located close to soybean processing plants. Oil is shipped throughout the U.S. and for export. The USDA estimates that approximately 54% of domestic oil production is used in food, feed and industrial applications, 41% in biofuels production, and 5% is exported for various uses.
The soybean industry continues to introduce soy-based products as substitutes to various petroleum-based products including lubricants, plastics, ink, crayons and candles. Soybean oil is converted to biofuels such as biodiesel or renewable diesel. Biodiesel and renewable diesel, substitute for standard, petroleum-based diesel fuel, has experienced rapid growth recently following the expansion of the Renewable Fuel Standard (RFS) program and resumption of the biodiesel blenders’ tax credit.
Soybean crushing and refining margins are generally cyclical in nature. While the price of soybeans may fluctuate substantially from year to year, the prices of meal and oil generally track that of soybeans, although not necessarily on a one-for-one basis; therefore, margins can be variable.
Raw Materials and Suppliers
We purchase soybeans for processing from local soybean producers and elevators. The State of South Dakota and the upper Midwest, historically produced and provided an adequate supply of soybean for our procurement and the soybean processing industry in general. In 2021, farm producers in South Dakota produced 223 million bushels of soybeans, ranking it eighth among the top producing states in the U.S. as set forth in the following table:

State	Production (bushels)
Illinois	675 million
Iowa	601 million
Minnesota	374 million
Nebraska	344 million
Indiana	324 million
Missouri	282 million
Ohio	270 million
South Dakota	223 million
Kansas	197 million
North Dakota	188 million
By comparison, producers in South Dakota grew and harvested approximately 224 million in 2020, 146 million bushels in 2019, 275 million bushels in 2018, and 241 million bushels in 2017. Of this amount, we processed 34.9 million bushels in 2021, compared to 34.3 million bushels in 2020, 33.0 million bushels in 2019, 33.2 million bushels in 2018, and 31.6 million bushels in 2017. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.
Products and Services
We process soybeans at our two crushing plants which extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of a soybean bushel (60 pounds) is processed and sold as soybean meal or hulls. The remaining 20% is extracted as crude soybean oil.
Sales, Marketing and Customers
Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. The meal is primarily sold to customers in the local area (typically within 200 miles of our Volga facility), Western U.S., and Canada. Our crude soybean oil is sold to refining companies for further processing, or it is refined at our facilities and sold directly to the food industry for human consumption or the biofuel industry as transportation fuel.
The table presented below represents the percentage of sales by quantity of product sold within various markets for 2021.

Market	Soybean Meal	Crude Soybean Oil	Refined Oil
Local	48%	34%	27%
Other U.S. States	24%	66%	63%
Export	28%	—%	10%

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
Dependence upon a Single Customer
None.
Competition
We are in direct competition with several other soybean processing companies in the U.S., many of which have significantly greater resources than we do. The U.S. soybean processing industry is comprised primarily of 16 different companies which operate 62 plants in the U.S. The industry is generally characterized as mature, consolidated and vertically-integrated, with four companies - Archer Daniels Midland (ADM), Bunge, Cargill and Ag Processing (AGP) - controlling nearly 84% of the processing industry. The U.S. vegetable oil (including soybean oil) refining industry is divided between oilseed processors and independent vegetable oil refiners. The oilseed processors operate approximately 83% of the vegetable oil refining capacity in the U.S., and ADM, Bunge, Cargill and AGP operate approximately 68% of the oil refining capacity. The three largest independent vegetable oil refiners are ACH Foods (in joint venture with ADM), Smuckers (Proctor & Gamble), and ConAgra (Hunt-Wesson).
We are one of two operating soybean processing companies with operations in South Dakota. AGP operates a processing facility in Aberdeen, South Dakota. Our processing facilities represent approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. We continue to maintain our competitive position in the market by producing high quality products and operating highly efficient operations at the lowest possible cost. Adding value to our products is a consistent objective. We are a principal investor in Prairie AquaTech, an early-stage company engaged in the research and development of high quality protein ingredients derived from soybeans. Our investment led to the construction and operation of a new production facility immediately adjacent to our Volga plant in 2019.
Utilities
Volga, South Dakota
We use natural gas and electricity to operate the crushing and refining plants in Volga, South Dakota. Natural gas is used for processing heat and for drying soybeans. Our natural gas provider is NorthWestern Corporation, Sioux Falls, South Dakota. We are at risk to adverse price fluctuations in the natural gas market, but we have the capability to use fuel oil and biofuel as a backup to natural gas if delivery is interrupted or market conditions dictate. We also employ forward contracting to offset some of this risk. Our electricity provider is the City of Volga, South Dakota.
Miller, South Dakota
We use electricity and propane to operate the mechanical press plant in Miller, South Dakota, as natural gas distribution lines are not located in the area. Our electricity provider is NorthWestern Corporation, Sioux Falls, South Dakota. CHS Farmers Alliance, Mitchell, South Dakota, is our propane provider.
Employees
We currently employ approximately 121 individuals, all but five of whom are full-time. We have no unions or other collective bargaining agreements.

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
Our business operations and demand for our products are highly dependent on certain global and regional factors that are outside our control. The level of demand for our products is increasingly affected by regional and global demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities which could adversely affect our business and results of operations. Additionally, weak global economic conditions and turmoil in global financial markets, including constraints on the availability of credit, have in the past adversely affected, and may in the future continue to adversely affect, the financial condition and creditworthiness of some of our customers, suppliers and other counterparties which in turn may negatively impact our business. Our business and operations may be affected by weather conditions that are outside our control. Weather conditions, for example, during the spring planting season and fall harvest season may cause changes in agricultural production, which could adversely affect our ability to purchase soybeans and drive up costs.
Our business and operations have been and may continue to be adversely affected by COVID-19 or other similar outbreaks. Outbreaks of contagious diseases, including COVID-19, and other adverse public health developments could have an adverse effect on our business. COVID-19 created a widespread health crisis in 2020 that affected and may continue to affect the economies and financial markets of the U.S. and other countries, which may affect the demand for our products and services. The extent to which COVID-19 may affect our business in the future will depend on future developments, including the containment of the virus, the extent of any reoccurrence of the virus, and the type and duration of actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. and the global economy.
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
We operate in an intensely competitive industry and we may not be able to continue to compete effectively. We may not be able to continue to successfully penetrate the markets for our products. The soybean processing business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the products we sell. We compete with other soybean processors such as Archer-Daniels Midland (ADM), Cargill, Bunge, and Ag Processing (AGP), among others, all of which are capable of producing significantly greater quantities of soybean products than we do, and may achieve higher operating efficiencies and lower costs due to their scale. AGP's processing facility in Aberdeen, South Dakota, could increase the competition for soybeans and adversely affect our business.
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
Because soybean processing and refining is energy intensive, our business will be materially harmed if energy prices increase substantially. The price of electricity, natural gas and propane, the primary sources of energy for our plants, have steadily increased the last few years. If the trend in electricity, natural gas and propane prices continues, our energy costs will remain high and could adversely affect our profitability and operating results.
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
Increases in the production of soybean meal or oil could result in lower prices for soybean meal or oil and have other adverse effects. Existing soybean processing and refining plants could construct additions to increase their production, and new soybean processing and refining plants could be constructed as well. AGP's new processing plant, for example, in Aberdeen, South Dakota, has been operational since 2019. Without a corresponding increase in the demand for soybean meal and oil, increased soybean meal and oil production may lead to lower prices for soybean meal and oil.
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
New environmental laws and regulations, including new regulations relating to alternative energy sources and the risk of climate change, new interpretations of existing laws and regulations, increased governmental enforcement or other developments could require us to make additional unforeseen expenditures. It is expected that some form of regulation will be forthcoming at the federal level in the U.S. with respect to emissions of GHGs, (including carbon dioxide, methane and nitrous oxides). Also, new federal or state legislation or regulatory programs that restrict emissions of GHGs in areas where we conduct business could adversely affect our operations and demand for our products. New legislation or regulator programs could require substantial expenditures for the installation and operation of equipment that we do not currently possess or substantial modifications to existing equipment.
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
We are subject to industry-specific risks that could adversely affect our operating results. These risks include, but are not limited to, product quality or contamination; shifting consumer preferences; federal, state, and local food processing regulations; socially unacceptable farming practices; environmental, health and safety regulations; and customer product liability claims. Any liability resulting from these risks may not always be covered by, or could exceed liability insurance related to product liability and food safety matters maintained by us. The occurrence of any of the matters described above could adversely affect our revenues and operating results. Our products are used as ingredients in livestock and poultry feed. Thus, we are subject to risks associated with the outbreak of disease in livestock and poultry. The outbreak of disease could adversely affect demand for our products used as ingredients in livestock and poultry feed. A decrease in demand for these products could adversely affect our revenues and operating results.
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
Item 4. Mine Safety Disclosures.
None.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of December 31, 2021 and March 1, 2022, there were 2,211 members of record and a total of 30,419,000 Class A capital units issued and outstanding. We did not make any repurchases of Class A units during the fiscal year 2021.
Trading Activity
Our capital units are not traded on an exchange or otherwise publicly traded and are subject to significant restrictions on transfer. Most transfers of capital units are conducted through a “qualified matching service” as defined by the publicly-traded partnership rules of the federal tax code. Under the qualified matching service, bids for capital units submitted by interested buyers and sellers are matched on the basis of a strict set of rules and conditions set forth under the federal tax code and by us; plus, all matching and transfers are subject to approval by our board of managers. Our qualified matching service is operated through www.AgStockTrade.com, an SEC-registered and regulated Alternative Trading Service which is owned and operated by Variable Investment Advisors, Inc., Tea, South Dakota, a registered broker-dealer with the SEC, FINRA, and various states. The following table contains historical information by quarter for the past two years regarding the matching of capital units through the qualified matching service:

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Matched
First Quarter 2020	$3.49	$3.51	$3.49	26,000
Second Quarter 2020	$3.35	$3.43	$3.37	37,000
Third Quarter 2020	$3.10	$3.31	$3.22	28,000
Fourth Quarter 2020	$3.04	$3.15	$3.10	75,250
First Quarter 2021	$3.23	$3.40	$3.37	141,750
Second Quarter 2021	$3.39	$4.26	$3.80	108,750
Third Quarter 2021	$4.31	$4.83	$4.58	82,250
Fourth Quarter 2021	$4.29	$4.55	$4.31	64,000
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
Distributions to Members
We issued to our members a cash distribution of $9.4 million (31.0¢ per capital unit) and $6.7 million (22.0¢ per capital unit) in the years ended December 31, 2021 and 2020, respectively. On February 1, 2022, our board of managers approved a cash distribution to our members of approximately $17.3 million (57.0¢ per capital unit), which was issued to our members on or about February 3, 2022. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement and distribution policy. Distributions are also subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.
Item 6. Selected Financial Data.
The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Eide Bailly LLP.

	2021	2020	2019	2018	2017
Bushels processed	34,876,323	34,306,674	33,045,418	33,232,663	31,577,132
Statement of Operations Data:
Revenues	$590,150,153	$415,025,765	$371,275,766	$391,764,683	$375,759,337
Costs & expenses:
Cost of goods sold	(556,675,807)	(395,772,460)	(356,475,930)	(362,601,571)	(364,150,130)
Operating expenses	(4,590,227)	(3,819,645)	(3,624,306)	(3,834,845)	(3,211,255)
Operating profit (loss)	28,884,119	15,433,660	11,175,530	25,328,267	8,397,952
Non-operating income (loss)	758,163	1,239,018	723,812	1,448,980	(1,171,034)
Interest expense	(1,634,367)	(1,090,951)	(919,157)	(897,942)	(457,909)
Income tax benefit (expense)	—	—	(600)	(1,960)	(1,941)
Income (loss) from continuing operations	28,007,915	15,581,727	10,979,585	25,877,345	6,767,068
Gain (loss) on discontinued operations	—	—	—	—	—
Net income (loss)	$28,007,915	$15,581,727	$10,979,585	$25,877,345	$6,767,068
Weighted average capital units outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net income (loss) per capital unit	$0.921	$0.512	$0.361	$0.851	$0.222
Balance Sheet Data:
Working capital	$37,448,081	$31,391,916	$21,322,260	$19,425,996	$15,668,312
Net property, plant & equipment	72,532,608	64,231,194	64,517,204	59,068,014	55,531,308
Total assets	245,286,123	225,823,047	158,104,992	144,854,183	123,216,647
Long-term obligations	20,122,452	23,613,702	15,307,727	5,796,382	5,102,818
Members’ equity	113,414,905	94,836,880	85,947,333	90,177,248	69,375,206
Other Data:
Capital expenditures	$13,442,955	$4,652,368	$10,066,719	$8,026,131	14,494,447
Distributions to members	$9,429,890	$6,692,180	$15,209,500	$5,075,303	$9,444,789
Distributions to members per capital unit	$0.310	$0.220	$0.500	$0.167	$0.310

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
Overview and Executive Summary
We recorded a net income of $28.0 million in 2021, an increase of $12.4 million from 2020. While several factors contributed to our record profit, including an improvement in the quality and quantity of soybeans from the 2020 crop year, soybean oil was the principal factor. Strong demand for soybean oil, principally driven by a growing renewable diesel industry, elevated profit margins to an all-time high in 2021.
Entering 2022, increased demand for soybean oil has continued to drive margins and expansion of the soybean processing industry in the U.S. In direct response to this growth, we recently announced plans to construct a new oilseed processing plant near Mitchell, South Dakota. The Mitchell plant will be capable of processing not only soybeans but other crops which contain a much higher percentage of oil such as sunflowers. We believe the plant's location is ideally suited to access the growing region to the west which possesses the best economics for the production of high oil seeds. The location is also close to growing hog production which will provide an additional outlet for the sale of meal.
We believe 2022 will be another year of growth and profit due largely to soybean oil. Undoubtedly, there will be potential challenges, including the after-effects of COVID-19, higher energy and soybean prices, effects of a possible slow-down in the economy, and possibility of a poor crop year in 2022. Yet, we believe we are positioned well to meet these potential challenges and make 2022 an excellent year.
Results of Operations
Comparison of Years Ended December 31, 2021 and 2020

	Year Ended December 31, 2021		Year Ended December 31, 2020
	$	% of Revenue	$	% of Revenue
Revenue	$590,150,153	100.0	$415,025,765	100.0
Cost of revenues	(556,675,807)	(94.3)	(395,772,460)	(95.4)
Operating expenses	(4,590,227)	(0.8)	(3,819,645)	(0.9)
Other income (expense)	(876,204)	(0.1)	148,067	—
Income tax (expense), net	—	—	—	—
Net income (loss)	$28,007,915	4.7	$15,581,727	3.8
Revenue – Revenue increased $175.1 million, or 42.2%, for the year ended December 31, 2021, compared to the same period in 2020. The increase in revenues was primarily due to increases in the average sales prices of all soybean products, especially refined soybean oil. The average sales price of soybean oil increased approximately 75% from 2020 to 2021, due to surging demand for soybean oil from the renewable diesel and food sectors. In addition, soybean meal prices increased approximately 21% during the year ended December 31, 2021, due largely to concerns about the prospect of a heavily diminished soybean supply prior to the 2021 harvest resulting from strong demand in the soybean export sector.
Gross Profit/Loss – Gross profit increased $14.2 million, or 73.9%, for the year ended December 31, 2021, compared to the same period in 2020. The increase in gross profit was primarily due to surging in demand for oil from the renewable diesel sector as more diesel plants were opened. In addition, the quantity and quality of soybeans grown in the U.S., especially in our local procurement area, improved in 2020 from 2019 because of more favorable weather conditions.

Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $771,000, or 20.2%, during the year ended December 31, 2021, compared to the same period in 2020. The increase was primarily due to increases in personnel costs and professional fees.
Interest Expense – Interest expense increased $543,000, or 49.8%, during the year ended December 31, 2021, compared to the same period in 2020. The increase in interest expense was due primarily to an increase in borrowings from our lines of credit, as we borrowed more due to higher commodity prices and to pay for capital improvements. The average debt level during 2021 was approximately $61.6 million, compared to $32.9 million in 2020.
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, decreased $481,000, or 38.8%, for the year ended December 31, 2021, compared to the same period in 2020. The decrease was primarily due to the forgiveness of the $1.2 million Payment Protection Plan loan by the U.S. Small Business Administration in November 2020. Partially offsetting the decrease in other income was a $585,000 improvement in gains (losses) on our interest rate hedge instruments. In 2021, gains on interest rate hedges totaled $246,000, compared to losses of $339,000 in 2020.
Net Income/Loss – We generated a net income of $28.0 million during the year ended December 31, 2021, a $12.4 million increase from 2020. The increase is primarily attributable to an increase in gross profit.
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
Revenue – Revenue increased $43.7 million, or 11.8%, for the year ended December 31, 2020, compared to the same period in 2019. The increase in revenues was primarily due to increases in the quantity of soybeans processed and sales of soybean oil. We processed an additional 3.8% in soybeans from 2019 to 2020, which increased the volume of soybean products available for sale to our customers. In addition, our soybean oil sales increased 10.4% from 2019 to 2020 because of an increase in production capacity in the renewable diesel industry.
Gross Profit/Loss – Gross profit increased $4.5 million, or 30.1%, for the year ended December 31, 2020 compared to the same period in 2019, due primarily to improved weather conditions in our soybean procurement area and decreased maintenance costs. Severe flooding caused by heavy snow and rainfall in the spring of 2019 forced local farmers to delay or reduce planting, or elect to not plant at all. As a result, soybean production in South Dakota decreased nearly 50% from 2018 to 2019, which increased local soybean prices and narrowed soybean crush margins. Crush margins were also adversely affected by increased moisture and decreased protein content in the 2019 crop year, both of which reduced our product yield. In 2020, soybean quality and yield in our procurement area greatly improved. In addition, production expenses decreased $1.4 million, or 4.7%, between 2019 and 2020 due to a decrease in maintenance costs. In August 2019, we had an extended shutdown of our Volga facility, which required us to make extensive repairs and replace certain processing equipment.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased $195,000, or 5.4%, for the year ended December 31, 2020, compared to 2019. The increase was primarily due to an increase in personnel costs.
Interest Expense – Interest expense increased $172,000, or 18.7%, for the year ended December 31, 2020 compared to the same period in 2019. The increase in interest expense was due primarily to an increase in borrowings from our lines of credit, as we borrowed more to pay for capital improvements and increased soybean prices. During the year ended December 31, 2020, the average debt level was approximately $32.9 million, compared to $19.1 million in 2019. Partially offsetting the increase in borrowings is a decrease in interest rates on our senior debt with CoBank. As of December 31, 2020, the interest rate on our revolving long-term loan was 2.60%, compared to 4.24% as of December 31, 2019.
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, increased $515,000, or 71.2%, for the year ended December 31, 2020 compared to the same period in 2019. The increase was primarily due to the forgiveness of the Payment Protection Plan loan by the U.S. Small Business Administration in November 2020.
Net Income/Loss – We generated a net income of $15.6 million during the year ended December 31, 2020, an increase of $4.6 million from 2019. The increase was primarily attributable to an increase gross profit.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and borrowings under our two revolving lines of credit which are discussed below under “Indebtedness.” On December 31, 2021, we had working capital, defined as current assets less current liabilities, of approximately $37.4 million, compared to working capital of $31.4 million on December 31, 2020. Working capital increased between periods primarily due to increases in net income in 2021. We will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Years Ended December 31, 2021 and 2020

	2021	2020
Net cash from (used for) operating activities	$18,016,268	$14,206,832
Net cash (used for) investing activities	(13,237,991)	(4,949,271)
Net cash from (used for) financing activities	(7,595,489)	(6,231,292)
Cash Flows From (Used For) Operating Activities
The $3.8 million increase in cash flows provided by operating activities was primarily attributed to a $12.4 million increase in net income. Partially offsetting the increase in net income was a $9.3 million increase in inventories and accounts receivable in 2021. We increased inventories by $26.9 million in 2021 compared to $20.6 million in 2020. Accounts receivable increased $7.6 million in 2021, compared to only $4.6 million in 2020. The increase in inventories and accounts receivable was the result of increased commodity prices.
Cash Flows From (Used For) Investing Activity
The $8.3 million increase in cash flows used for investing activities between 2021 and 2020 was due to an increase in capital improvements in 2021. In 2021, we spent approximately $13.4 million on capital improvements to enhance the quality and efficiency of operations, compared to $4.7 million in 2019.
Cash Flows From (Used For) Financing Activity
The $1.4 million increase in cash flows used for financing activities was due to a $2.7 million increase in cash distributions to members in 2021, compared to 2020. In 2021, we distributed $9.4 million to our members, compared to $6.7 million in 2020

Comparison of the Years Ended December 31, 2020 and 2019

	2020	2019
Net cash from operating activities	$14,206,832	$(3,347,017)
Net cash used for investing activities	(4,949,271)	(9,968,606)
Net cash used for financing activities	(6,231,292)	6,743,222
Cash Flows From (Used For) Operating Activities
The $17.6 million change in cash flows provided by (used for) from operating activities was primarily attributed to a $17.7 million change in accrued commodity purchases and a $4.6 million increase in net income. In 2020, we increased accrued commodity purchases by $1.6 million, compared to a reduction of $4.1 million in 2019. Partially offsetting the change in accrued commodity purchases was a $6.2 million increase in inventories in 2020. We increased inventories by $20.6 million in 2020, compared to $14.3 million in 2019. Increases in accrued commodity purchases and inventories were the result of increased commodity prices.
Cash Flows From (Used For) Investing Activity
The $5.0 million decrease in cash flows used for investing activities between 2019 and 2020 was due to a decrease in capital improvements in 2020. In 2020, we spent approximately $4.7 million on capital improvements to enhance the quality and efficiency of operations, compared to $10.1 million in 2019.
Cash Flows From (Used For) Financing Activity
The $13.0 change in cash flows provided by (used for) financing activities was due to a $17.3 million reduction in net proceeds (payments) on borrowings from our credit facilities in 2020. In 2020, net proceeds from borrowings was $0.4 million, compared to $17.7 million in 2019. The change in net proceeds (payments) on borrowings was partially offset by an $8.5 million decrease in cash distributions to members from 2019 to 2020.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum, or $18.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $2.0 million every six months until the credit line’s maturity on March 20, 2026. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $16.9 million and $17.5 million as of December 31, 2021 and 2020, respectively. Under this loan, $1.1 million was available to be borrowed as of December 31, 2021.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. The maximum we can borrow under this line is $70.0 million until the loan's maturity on December 1, 2022. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of December 31, 2021 and 2020, there were no advances outstanding on the seasonal loan; therefore allowing us to borrow $70.0 million as of as of December 31, 2021.
Both the revolving and seasonal loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 2.56% and 2.60% as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, the interest rate on the seasonal loan is 2.31% and 2.35%, respectively. We were in compliance with all covenants and conditions under the loans as of December 31, 2021.
On April 20, 2020, we entered into an unsecured promissory note for $1,215,700 under the U.S. Small Business Administration's Paycheck Protection Program (“PPP Loan“), a loan program created under the Coronavirus Aid, Relief and Economic Security (the "CARES Act"). The PPP Loan, which was scheduled to mature on July 20, 2022 and had a 1.0% interest rate, was made through First Bank & Trust, N.A., Brookings, South Dakota. The PPP Loan

has since been forgiven in full by the SBA, with $1,205,700 being forgiven in November 2020, and 10,000 being forgiven in February 2021.
Capital Expenditures
We made a total of $13.4 million in capital expenditures on property and equipment in 2021 compared to approximately $4.7 million in 2020. Improvements were made to enhance the quality and efficiency of our soybean crushing facility and oil refinery in Volga, South Dakota, and our small oilseed processing plant near Miller, South Dakota. Depending upon profitability, we anticipate spending between $6.0 million and $10.0 million for capital improvements in 2022, which will be financed from cash flows from operating activities and long-term debt financing.
Off Balance Sheet Financing Arrangements
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$19,045,000	$4,302,000	$8,520,000	$6,223,000	$—

Operating Lease Obligations	12,735,000	2,575,000	2,883,000	2,104,000	5,173,000

Total	$31,780,000	$6,877,000	$11,403,000	$8,327,000	$5,173,000
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
As of December 31, 2021, we had $0 in fixed rate debt and $88 million in variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $880,000 per year.
Item 8. Financial Statements and Supplementary Data.
Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2021, 2020 and 2019.
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
As of December 31, 2021, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment using those criteria, management concluded that, as of December 31, 2021, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.
This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)

Item 9B. Other Information.
None.
PART III
Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a Definitive Proxy Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2021).
Part IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(a)(1)    Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2021. The financial statements appear on page F-2 of this Report.
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

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended and restated
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate
10.1	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002
10.2	Railroad Car Lease Agreements with Wells Fargo Rail Corporation, dated November 10, 2003 and November 25, 2003 (2)
10.3	Security Agreement with CoBank dated June 17, 2004
10.4	Credit Agreement with CoBank dated December 28, 2016
10.5	Amendment to Credit Agreement with CoBank dated March 28, 2017
10.6	Amendment to Credit Agreement with CoBank dated February 27, 2018
10.7	Amendment to Credit Agreement with CoBank dated January 28, 2020
10.8	Amendment to Credit Agreement with CoBank dated December 10, 2020
10.9	Amendment to Credit Agreement with CoBank dated December 14, 2021
10.10	Monitored Revolving Credit Supplement dated December 28, 2016
10.11	Amended and Restated Revolving Credit Promissory Note dated January 28, 2020
10.12	Amended and Restated Revolving Credit Promissory Note dated December 10, 2020
10.13	Amended and Restated Revolving Credit Promissory Note dated February 5, 2021
10.14	Amended and Restated Revolving Credit Promissory Note dated March 1, 2021
10.15	Amended and Restated Revolving Credit Promissory Note dated April 6, 2021
10.16	Amended and Restated Revolving Credit Promissory Note dated April 30, 2021
10.17	Amended and Restated Revolving Credit Promissory Note dated December 14, 2021
10.18	Amended and Restated Revolving Term Promissory Note dated January 28, 2020
10.19	Amended and Restated Revolving Term Promissory Note dated December 14, 2021

Exhibit Number	Description
10.20	Thomas Kersting Employment Agreement dated January 1, 2020
10.21	Mark Hyde Employment Agreement dated March 21, 2017
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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
(2) Assigned by General Electric Railcar Services Corporation to Wells Fargo Rail Corporation on August 1, 2016.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	March 17, 2022	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 17, 2022		/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 17, 2022	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 17, 2022	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	March 17, 2022	By	/s/ Ronald Anderson
Ronald Anderson, Manager

Dated:	March 17, 2022	By	/s/ Lewis Bainbridge
Lewis Bainbridge, Manager

Dated:	March 17, 2022	By	/s/ Mark Brown
Mark Brown, Manager

Dated:	March 17, 2022	By	/s/ Wayne Enger
Wayne Enger, Manager

Dated:	March 17, 2022	By	/s/ Spencer Enninga
Spencer Enninga, Manager

Dated:	March 17, 2022	By	/s/ Gary Goplen
Gary Goplen, Manager

Dated:	March 17, 2022	By	/s/ Jeffrey Hanson
Jeffrey Hanson, Manager

Dated:	March 17, 2022	By	/s/ Kent Howell
Kent Howell, Manager

Dated:	March 17, 2022	By	/s/ Jonathan Kleinjan
Jonathan Kleinjan, Manager

Dated:	March 17, 2022	By	/s/ Gary Kruggel
Gary Kruggel, Manager

Dated:	March 17, 2022	By	/s/ Robert Nelsen
Robert Nelsen, Manager

Dated:	March 17, 2022	By	/s/ Michael Reiner
Michael Reiner, Manager

Dated:	March 17, 2022	By	/s/ Doyle Renaas
Doyle Renaas, Manager

Dated:	March 17, 2022	By	/s/ Ned Skinner
Ned Skinner, Manager

Dated:	March 17, 2022	By	/s/ Craig Weber
Craig Weber, Manager

South Dakota Soybean Processors, LLC

Financial Statements

December 31, 2021, 2020, and 2019

1

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of South Dakota Soybean Processors, LLC (the Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2021, 2020, and 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years ended December 31, 2021, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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
We have served as South Dakota Soybean Processors, LLC’s auditor since 2008.
/s/ Eide Bailly LLP
Fargo, North Dakota
March 17, 2022
4

South Dakota Soybean Processors, LLC
Balance Sheets
December 31, 2021 and 2020
___________________________________________________________________________________________________________________

	2021	2020
Assets
Current assets
Cash and cash equivalents	$833,738	$3,650,950
Trade accounts receivable	36,571,001	28,990,655
Inventories	95,066,385	69,593,473
Commodity derivative instruments	11,933,759	28,417,680
Margin deposits	2,099,626	6,018,001
Prepaid expenses	2,692,338	2,093,622
Total current assets	149,196,847	138,764,381

Property and equipment	133,919,053	122,195,099
Less accumulated depreciation	(61,386,445)	(57,963,905)
Total property and equipment, net	72,532,608	64,231,194

Other assets
Investments in related parties	10,764,310	9,327,890
Investments in cooperatives	1,559,800	1,539,293
Right-of-use lease asset, net	11,232,558	11,960,289
Total other assets	23,556,668	22,827,472

Total assets	$245,286,123	$225,823,047

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$10,698,239	$8,263,020
Current maturities of long-term debt	2,902,473	—
Note payable - seasonal loan	—	—
Current operating lease liabilities	1,958,707	5,846,456
Accounts payable	1,931,911	1,506,779
Accrued commodity purchases	60,892,294	44,962,904
Commodity derivative instruments	27,644,858	41,940,744
Accrued expenses	4,305,749	3,083,591
Accrued interest	67,126	40,564
Deferred liabilities - current	1,347,409	1,728,407
Total current liabilities	111,748,766	107,372,465

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	13,991,458	17,499,868
Long-term operating lease liabilities	6,130,994	6,113,834
Total long-term liabilities	20,122,452	23,613,702

Commitments and contingencies (Notes 8, 9, 10, 16 & 18)

Members' equity Class A Units, no par value, 30,419,000 units issued and outstanding	113,414,905	94,836,880

Total liabilities and members' equity	$245,286,123	$225,823,047

 The accompanying notes are an integral part of these financial statements.
5

South Dakota Soybean Processors, LLC
Statements of Operations
For the Years Ended December 31, 2021, 2020, and 2019
___________________________________________________________________________________________________________________

	2021	2020	2019

Net revenues	$590,150,153	$415,025,765	$371,275,766

Cost of revenues:
Cost of product sold	481,430,381	327,346,105	289,379,275
Production	31,980,845	29,452,928	30,889,789
Freight and rail	42,487,645	38,301,610	35,572,737
Brokerage fees	776,936	671,817	634,129
Total cost of revenues	556,675,807	395,772,460	356,475,930

Gross profit	33,474,346	19,253,305	14,799,836

Operating expenses:
Administration	4,590,227	3,819,645	3,624,306
Operating income	28,884,119	15,433,660	11,175,530

Other income (expense):
Interest expense	(1,634,367)	(1,090,951)	(919,157)
Other non-operating income (expense)	393,016	1,043,465	554,356
Patronage dividend income	365,147	195,553	169,456
Total other income (expense)	(876,204)	148,067	(195,345)

Income before income taxes	28,007,915	15,581,727	10,980,185

Income tax (expense), net	—	—	(600)

Net income	$28,007,915	$15,581,727	$10,979,585

Basic and diluted earnings (loss) per capital unit:	$0.92	$0.51	$0.36

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,419,000	30,419,000	30,419,000

The accompanying notes are an integral part of these financial statements.

6

South Dakota Soybean Processors, LLC
Statements of Changes in Members’ Equity
For the Years Ended December 31, 2021, 2020, and 2019
___________________________________________________________________________________________________________________

	Class A Units
	Units	Amount

Balances, January 1, 2019	30,419,000	$90,177,248

Net income	—	10,979,585

Distribution to members	—	(15,209,500)

Balances, December 31, 2019	30,419,000	85,947,333

Net income	—	15,581,727

Distribution to members	—	(6,692,180)

Balances, December 31, 2020	30,419,000	94,836,880

Net income	—	28,007,915

Distributions to members	—	(9,429,890)

Balances, December 31, 2021	30,419,000	$113,414,905

The accompanying notes are an integral part of these financial statements.
7

South Dakota Soybean Processors, LLC
Statements of Cash Flows
For the Years Ended December 31, 2021, 2020, and 2019
___________________________________________________________________________________________________________________

	2021	2020	2019
Operating activities
Net income	$28,007,915	$15,581,727	$10,979,585
Charges and credits to net income not affecting cash:
Depreciation and amortization	5,092,868	4,909,271	4,489,614
Net (gain) loss recognized on derivative instruments	10,042,360	8,925,177	4,150,476
(Gain) loss on sales of property and equipment	(96,506)	(7,454)	64,244
Loss on equity method investment	—	—	135,588
Non-cash patronage dividends and interest income	(75,411)	(43,405)	(42,364)
Forgiveness of Paycheck Protection Program loan	(10,000)	(1,205,700)	—
Change in current operating assets and liabilities	(24,944,958)	(13,952,784)	(23,124,160)
Net cash (used for) from operating activities	18,016,268	14,206,832	(3,347,017)

Investing activities
Purchase of investments	—	(404,329)	—
Retirement of patronage dividends	54,904	66,210	32,288
Proceeds from sales of property and equipment	150,060	41,216	65,825
Purchase of property and equipment	(13,442,955)	(4,652,368)	(10,066,719)
Net cash (used for) investing activities	(13,237,991)	(4,949,271)	(9,968,606)

Financing activities
Change in excess of outstanding checks over bank balances	2,435,219	98,268	4,271,573
Net (payments) proceeds from seasonal borrowings	—	(1,743,029)	1,743,029
Distributions to members	(9,429,890)	(6,692,180)	(15,209,500)
Payments for debt issue costs	—	(10,000)	—
Proceeds from long-term debt	20,344,412	35,999,802	71,476,467
Principal payments on long-term debt	(20,945,230)	(33,884,153)	(55,538,347)
Net cash from (used for) financing activities	(7,595,489)	(6,231,292)	6,743,222

Net change in cash and cash equivalents	(2,817,212)	3,026,269	(6,572,401)

Cash and cash equivalents, beginning of year	3,650,950	624,681	7,197,082

Cash and cash equivalents, end of year	$833,738	$3,650,950	$624,681

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$1,607,805	$1,125,157	$855,060
Income taxes	$—	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$1,436,420	$1,049,834	$—

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
9

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The Company reviews its long-lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. If impairment indicators are present and the future cash flows is less than the carrying amount of the assets, values are reduced to the estimated fair value of those assets. The Company did not recognize any impairment on property and equipment during the years ended December 31, 2021, 2020, and 2019.
Deferred revenue
The Company recognizes revenues as earned. Amounts received in advance of the period in which service is rendered are recorded as a liability under “Deferred liabilities”. The Company's deferred revenues as of January 1, 2020 was $101,111.
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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's balance sheets. These customer prepayments totaled $1,347,409 and $1,728,407 as of December 31, 2021 and 2020, respectively. All of the $1,728,407 balance as of December 31, 2020 was recognized as revenue during the year ended December 31, 2021. All of the $313,347 balance as of December 31, 2019 was recognized as revenue during the year ended December 31, 2020.
The following table presents a disaggregation of revenue from contracts with customers for the years ended December initiated 31, 2021, 2020, and 2019, by product type:

	2021	2020	2019

Soybean meal and hulls	$335,175,830	$268,163,989	$244,012,663
Soybean oil and oil byproducts	254,974,323	146,861,776	127,263,103

Totals	$590,150,153	$415,025,765	$371,275,766
Freight
The Company presents all amounts billed to the customer for freight as a component of net revenue. Costs incurred for freight are reported as a component of cost of revenue.

10

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Advertising costs
Advertising and promotion costs are expensed as incurred. The Company incurred $66,000, $65,000, and $76,000, of advertising costs in the years ended December 31, 2021, 2020, and 2019, respectively.
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
The Company has evaluated the provisions of FASB ASC 740-10 for uncertain tax positions. As of December 31, 2021 and 2020, the unrecognized tax benefit accrual was zero.
The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.
As of December 31, 2021, the book value of the Company’s net assets exceeds the tax basis of those assets by approximately $25.5 million.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2018.  We currently have no tax years under examination.
Recent accounting pronouncements
Any recent accounting pronouncements are not expected to have a material impact on our financial statements.

11

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

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
The following table presents the aging analysis of trade receivables as of December 31, 2021 and 2020:

	2021	2020
Past due:
Less than 30 days past due	$11,431,358	$4,827,150
30-59 days past due	693,286	85,177
60-89 days past due	56,831	11,366
Greater than 90 days past due	144,572	43,524
Total past due	12,326,047	4,967,217
Current	24,244,954	24,023,438
Totals	$36,571,001	$28,990,655
The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of December 31, 2021, 2020, and 2019:

	2021	2020	2019
Balances, beginning of year	$—	$—	$—
Amounts charged (credited) to costs and expenses	258,747	—	—
Additions (deductions)	(258,747)	—	—
Balances, end of year	$—	$—	$—
In general cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
The Company's accounts receivable as of January 1, 2020 was $24,418,443.
Note 3 - Inventories
 The Company’s inventories consist of the following as of December 31:

	2021	2020
Finished goods	$60,233,567	$35,502,780
Raw materials	34,501,561	33,824,265
Supplies & miscellaneous	331,257	266,428
Totals	$95,066,385	$69,593,473
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at lower of cost or net realizable value.
Note 4 - Margin Deposits
The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2021, the Company’s futures contracts all mature within 12 months.
12

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 5 - Investments in Related Parties
The Company's investment in related parties consists of the following at December 31:

	2021	2020

Prairie AquaTech, LLC	$1,553,727	$1,553,727
Prairie AquaTech Investments, LLC	5,000,000	5,000,000
Prairie AquaTech Manufacturing, LLC	4,210,583	2,774,163
Totals	$10,764,310	$9,327,890
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
Prior to October 2019, the Company accounted for the investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to exercise significant influence based on its board position. The Company recognized losses of $0, $0, and $135,588 in 2021, 2020, and 2019, respectively, which is included in other non-operating income (expense). In October 2019, the Company ceased the accounting for its investment in Prairie AquaTech, LLC under the equity method, and began accounting for the investment at fair value as a result of its decreased ability to exercise significant influence due to an increased quantity of board positions.
The Company invested in Prairie AquaTech Manufacturing, LLC $0 and $404,329 in cash and an additional $1,436,420 and $1,049,834 of soybean meal in 2021 and 2020, respectively, to be used in the entity's operations.
Note 6 - Investments in Cooperatives
The Company’s investments in cooperatives consist of the following at December 31:

	2021	2020

CoBank	$1,559,800	$1,539,293
Note 7 - Property and Equipment
The following is a summary of property and equipment at December 31:

	2021			2020
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,538,645	(910,442)	1,628,203	1,647,052
Buildings and improvements	25,988,837	(10,627,414)	15,361,423	12,391,726
Machinery and equipment	91,160,339	(48,422,556)	42,737,783	41,674,080
Railroad cars	5,852,292	(265,055)	5,587,237	5,704,283
Company vehicles	151,682	(108,763)	42,919	59,613
Furniture and fixtures	1,387,880	(1,052,215)	335,665	408,288
Construction in progress	6,323,052	—	6,323,052	1,829,826
Totals	$133,919,053	$(61,386,445)	$72,532,608	$64,231,194
13

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Depreciation of property and equipment amounts to $5,087,987, $4,904,617, and $4,487,460 for the years ended December 31, 2021, 2020, and 2019, respectively.
Note 8 - Notes Payable - Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires December 1, 2022. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $70 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (2.31% at December 31, 2021). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at December 31, 2021 and 2020. The remaining available funds to borrow under the terms of the revolving credit agreement were $70.0 million as of December 31, 2021.
Note 9 - Long-Term Debt
The following is a summary of the Company's long-term debt at December 31, 2021 and 2020:

	2021	2020
Revolving term loan from CoBank, interest at variable rates (2.56% and 2.60% at December 31, 2021 and 2020, respectively), secured by substantially all property and equipment. Loan matures March 20, 2026.	$16,902,473	$17,503,291
Note payable to U.S. Small Business Administration, due in monthly principal and interest installments, interest rate at 1.00%, unsecured. Note matures July 20, 2022.	—	10,000
Total debt before current maturities and debt issuance costs	16,902,473	17,513,291
Less current maturities	(2,902,473)	—
Less debt issuance costs, net of amortization of $15,458 and $10,577 as of December 31, 2020 and 2019, respectively	(8,542)	(13,423)

Totals	$13,991,458	$17,499,868
The Company entered into an agreement as of December 14, 2021 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $18,000,000 on the revolving term loan with a variable effective interest rate of 2.56%. The amount available for borrowing on the revolving term loan, will decrease by $2,000,000 every six months starting March 20, 2022 until the loan's maturity date of March 20, 2026. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company will be amortized over the term of the loan. The principal balance outstanding on the revolving term loan was $16.9 million and $17,503,291 as of December 31, 2021 and 2020, respectively. There were approximately $1.1 million in remaining commitments available to borrow on the revolving term loan as of December 31, 2021.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2021.
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
On April 20, 2020, the Company entered into an unsecured promissory note for $1,215,700 under the U.S. Small Business Administration's Paycheck Protection Program ("PPP Loan"), a loan program created under the Coronavirus Aid, Relief and Economic Security (the "CARES Act"). The PPP Loan is being made through First Bank
14

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

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
The following are minimum principal payments on long-term debt obligations for the years ended December 31:

2022	$2,902,473
2023	4,000,000
2024	4,000,000
2025	4,000,000
2026	2,000,000
Total	$16,902,473
Note 10 - Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and most do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $3,026,270, $3,099,585, and $3,086,823 for the years ended December 31, 2021, 2020, and 2019, respectively.
The following is a schedule of the Company's operating leases for railcars as of December 31, 2021:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	13	6/1/2021	5/31/2024	$7,150
Andersons Railcar Leasing Co.	10	7/1/2018	6/30/2023	5,000
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
Andersons Railcar Leasing Co.	15	11/1/2021	10/31/2026	8,250
Farm Credit Leasing	87	9/1/2020	8/31/2032	34,929
Farm Credit Leasing	8	6/1/2021	5/31/2033	5,966
Farm Credit Leasing	9	10/1/2021	9/30/2033	4,624
GATX Corporation	14	7/1/2020	6/30/2024	4,200
Trinity Capital	29	11/1/2020	10/31/2023	17,255
Trinity Capital	20	11/1/2020	10/31/2023	11,900
Trinity Capital	24	2/1/2021	1/31/2026	10,440
Trinity Capital	2	6/1/2021	5/31/2026	980
Wells Fargo Rail	112	8/1/2017	7/31/2022	52,557
Wells Fargo Rail	107	1/1/2018	12/31/2022	35,845
Wells Fargo Rail	7	5/1/2004	4/30/2022	2,926
Wells Fargo Rail	15	5/1/2004	4/30/2022	5,850

Totals	492			$219,172
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,779. Rental expense under these other operating leases was $38,606, $41,079, and $56,322, for the years ended December 31, 2021, 2020, and 2019, respectively.
15

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company paid the entity $3,300,000, which is included in current operating lease liabilities on the Company's balance sheet, after the entity's construction of additional storage and handling facilities. The agreement began May 1, 2021 and will mature on April 30, 2027 but includes an additional seven-year renewal period at the sole discretion of the Company. Rental expense under this agreement was $157,143, $0, and $0, for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our statements of operations for the years ended December 31, 2021, 2020, and 2019 were as follows:

	2021	2020	2019
Cost of revenues - Freight and rail	$3,026,270	$3,099,585	$3,086,823
Cost of revenues - Production	29,072	30,611	43,783
Administration expenses	9,534	10,468	12,539
Total operating lease costs	$3,064,876	$3,140,664	$3,143,145
The following summarizes the supplemental cash flow information for the years ended December 31, 2021, 2020, and 2019:

	2021	2020	2019
Cash paid for amounts included in measurement of lease liabilities	$6,263,277	$3,007,066	$2,951,574

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$2,577,558	$8,823,499	$809,916
The following summarizes the weighted-average remaining lease term and weighted-average discount rate:

December 31, 2021
Weighted-average remaining lease term - operating leases (in years)	8.1
Weighted-average discount rate - operating leases	2.99%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of December 31, 2021:

	Railcars	Other	Total
Year ended December 31:
2022	$2,297,068	$278,062	$2,575,130
2023	1,375,614	270,101	1,645,715
2024	978,814	258,283	1,237,097
2025	917,864	237,778	1,155,642
2026	711,864	236,402	948,266
Thereafter	3,209,072	1,964,286	5,173,358
Total lease payments	9,490,296	3,244,912	12,735,208
Less amount of lease payments representing interest	(1,496,428)	(6,222)	(1,502,650)
Total present value of lease payments	$7,993,868	$3,238,690	$11,232,558
16

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 11 - Employee Benefit Plans
The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of an employee's contributed earnings. The amounts charged to expense under this plan were approximately $249,000, $214,000, and $186,000 for the years ended December 31, 2021, 2020, and 2019, respectively.
The Company's Board of Managers approved payment of a profit-based incentive bonus to be awarded to eligible employees following the close of each fiscal year. The Board has allocated approximately 4.7% of profits over $2 million to fund this benefit. Individual amounts are based upon criteria determined by a formula that considers current pay, level of responsibility, and impact on profits of each position. The amounts charged to expense under this incentive were approximately $1,289,000, $673,000, and $442,000 for the years ended December 31, 2021, 2020, and 2019, respectively.
Note 12 - Cash Flow Information
The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2021	2020	2019
Changes in operating assets and liabilities:
Trade accounts receivable	$(7,580,346)	$(4,572,212)	$(3,896,533)
Inventories	(26,909,332)	(20,562,734)	(14,338,269)
Commodity derivative instruments	(7,854,325)	(1,358,041)	2,608,222
Margin account deposit	3,918,375	754,159	(4,421,308)
Prepaid expenses	(3,741,574)	(208,880)	(392,579)
Accounts payable	425,132	(3,398,184)	2,579,559
Accrued commodity purchases	15,929,390	13,616,371	(4,037,857)
Accrued expenses and interest	1,248,720	496,788	(881,469)
Deferred liabilities	(380,998)	1,279,949	(343,926)
Totals	$(24,944,958)	$(13,952,784)	$(23,124,160)
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
As of December 31, 2021 and 2020, the value of the Company’s open futures, options and forward contracts was approximately $(15,711,099) and $(13,523,064), respectively.

		December 31, 2021
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$11,584,595	$27,141,888
Foreign exchange contracts	Current Assets/Liabilities	58,673	68,683
Interest rate caps and floors	Current Assets/Liabilities	290,491	434,287
Totals		$11,933,759	$27,644,858
17

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

		December 31, 2020
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$28,365,908	$41,196,628
Foreign exchange contracts	Current Assets/Liabilities	50,979	48,539
Interest rate caps and floors	Current Assets/Liabilities	793	695,577
Totals		$28,417,680	$41,940,744
During the years ended December 31, 2021, 2020, and 2019, net realized and unrealized gains (losses) on derivative transactions were recognized in the statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the Year Ending December 31:
	2021	2020	2019
Derivatives not designated as hedging instruments:
Commodity contracts	$(10,308,738)	$(8,552,207)	$(4,057,389)
Foreign exchange contracts	20,409	(34,437)	54,966
Interest rate swaps, caps and floors	245,969	(338,533)	(148,053)
Totals	$(10,042,360)	$(8,925,177)	$(4,150,476)
The Company recorded gains (losses) of $(10,042,360), $(8,925,177), and $(4,150,476) in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2021, 2020, and 2019, respectively.
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
The following tables set forth financial assets and liabilities measured at fair value in the balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2021 and 2020:
18

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$94,508,520	$—	$94,508,520
Commodity derivative instruments	$(15,711,099)	$—	$—	$(15,711,099)
Margin deposits	$2,099,626	$—	$—	$2,099,626

	Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Financial Assets:
Inventory	$—	$69,127,700	$—	$69,127,700
Commodity derivative instruments	$(13,523,064)	$—	$—	$(13,523,064)
Margin deposits	$6,018,001	$—	$—	$6,018,001
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
Note 15 - Related Party Transactions
The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $7,333,479, $1,550,772, and $1,582,064 during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $776,767 and $339,967, respectively.
The Company has entered into agreements with Prairie AquaTech Manufacturing, LLC to perform various management services and to serve as the owner's representative during the construction of its new manufacturing facility adjacent to the Company's plant in Volga, South Dakota. The Company received a total of $1.72 million in compensation for those services, which was recorded in deferred liabilities on the Company's balance sheet. The Company recognized revenues from management services of $0, $121,111, and $758,931 during the years ended December 31, 2021, 2020 and 2019, respectively.
Note 16 - Business Credit Risk and Concentrations
The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables were $36,568,741 and $28,990,181 at December 31, 2021 and 2020, respectively.
Soybean meal sales accounted for approximately 55%, 62%, and 63% of total revenues for the years ended December 31, 2021, 2020, and 2019, respectively. Soybean oil sales represented approximately 41%, 34%, and 33% of total revenues for the years ended December 31, 2021, 2020, and 2019, respectively.

19

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Net revenue by geographic area for the years ended December 31, 2021, 2020, and 2019 are as follows:

	2021	2020	2019
United States	$474,313,245	$343,415,949	$296,767,276
Canada	115,836,908	71,609,816	74,508,490
Totals	$590,150,153	$415,025,765	$371,275,766
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
On February 2, 2021, the Company's Board of Managers approved a cash distribution of approximately $9.4 million, or 31.0 cents per capital unit. The distribution was paid in accordance with the Company's operating agreement and distribution policy on February 4, 2021.
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
On February 1, 2022, the Company’s Board of Managers declared a cash distribution to its members of approximately $17.3 million. The distribution was issued and paid to members on February 4, 2022 in accordance with the Company's operating agreement and distribution policy.
On February 9, 2022, the Company announced its plans to construct a multi-seed processing plant near Mitchell, South Dakota. Operation of the facility is expected to begin in 2025.
20