Form 10-K/A
period 2021-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2022-04-27
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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
EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K of South Dakota Soybean Processors, LLC (the “Company”) for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2022 (the “Original 10-K”). This Form 10-K/A is being filed to amend and refile Part IV, Item 15 to reflect the Report of Independent Registered Public Accounting Firm delivered by Eide Bailly LLP. The stated values of inventories and commodity contracts in both asset and liability positions within the Critical Audit Matters and audit tenure sections of that report previously included incorrect amounts and omitted audit tenure of a predecessor firm.
Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have provided the entire list of Items in Part IV, Item 15 of the Form 10-K in this Amendment No. 1.
In addition, the Company is including in this Amendment No. 1 currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.
Except as described above, no other changes have been made to the Original 10-K. Except as otherwise indicated herein, this Form 10-K/A continues to speak as of the date of the Original 10-K, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original 10-K. The filing of this Form 10-K/A is not a representation that any statements contained in items of the Original 10-K other than Part IV, Item 15; and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original 10-K.
1

2

Part II
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

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended and restated
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate
10.1	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002
10.2	Railroad Car Lease Agreements with Wells Fargo Rail Corporation, dated November 10, 2003 and November 25, 2003 (2)
10.3	Security Agreement with CoBank dated June 17, 2004
10.4	Credit Agreement with CoBank dated December 28, 2016
10.5	Amendment to Credit Agreement with CoBank dated March 28, 2017
10.6	Amendment to Credit Agreement with CoBank dated February 27, 2018
10.7	Amendment to Credit Agreement with CoBank dated January 28, 2020
10.8	Amendment to Credit Agreement with CoBank dated December 10, 2020
10.9	Amendment to Credit Agreement with CoBank dated December 14, 2021
10.10	Monitored Revolving Credit Supplement dated December 28, 2016
10.11	Amended and Restated Revolving Credit Promissory Note dated January 28, 2020
10.12	Amended and Restated Revolving Credit Promissory Note dated December 10, 2020
10.13	Amended and Restated Revolving Credit Promissory Note dated February 5, 2021
10.14	Amended and Restated Revolving Credit Promissory Note dated March 1, 2021
10.15	Amended and Restated Revolving Credit Promissory Note dated April 6, 2021
10.16	Amended and Restated Revolving Credit Promissory Note dated April 30, 2021
10.17	Amended and Restated Revolving Credit Promissory Note dated December 14, 2021
10.18	Amended and Restated Revolving Term Promissory Note dated January 28, 2020
10.19	Amended and Restated Revolving Term Promissory Note dated December 14, 2021
10.20	Thomas Kersting Employment Agreement dated January 1, 2020
3

Exhibit Number	Description
10.21	Mark Hyde Employment Agreement dated March 21, 2017
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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
(2) Assigned by General Electric Railcar Services Corporation to Wells Fargo Rail Corporation on August 1, 2016.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	April 26, 2022	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	April 26, 2022		/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	April 26, 2022	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	April 26, 2022	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	April 26, 2022	By	/s/ Ronald Anderson
Ronald Anderson, Manager

Dated:	April 26, 2022	By	/s/ Lewis Bainbridge
Lewis Bainbridge, Manager

Dated:	April 26, 2022	By	/s/ Mark Brown
Mark Brown, Manager

4

Dated:	April 26, 2022	By	/s/ Wayne Enger
Wayne Enger, Manager

Dated:	April 26, 2022	By	/s/ Spencer Enninga
Spencer Enninga, Manager

Dated:	April 26, 2022	By	/s/ Gary Goplen
Gary Goplen, Manager

Dated:	April 26, 2022	By	/s/ Jeffrey Hanson
Jeffrey Hanson, Manager

Dated:	April 26, 2022	By	/s/ Kent Howell
Kent Howell, Manager

Dated:	April 26, 2022	By	/s/ Jonathan Kleinjan
Jonathan Kleinjan, Manager

Dated:	April 26, 2022	By	/s/ Gary Kruggel
Gary Kruggel, Manager

Dated:	April 26, 2022	By	/s/ Robert Nelsen
Robert Nelsen, Manager

Dated:	April 26, 2022	By	/s/ Michael Reiner
Michael Reiner, Manager

Dated:	April 26, 2022	By	/s/ Doyle Renaas
Doyle Renaas, Manager

Dated:	April 26, 2022	By	/s/ Ned Skinner
Ned Skinner, Manager

Dated:	April 26, 2022	By	/s/ Craig Weber
Craig Weber, Manager
5

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
Inventory Basis Adjustment
As explained further in Notes 1, 3, 13 and 14 in the accompanying financial statements, fair value measurement for inventories carried at market value, which approximates net realizable value, and forward commodity purchase and sale contracts are based on exchange-quoted prices adjusted for differences in local markets and/or quality, referred to as basis. Fair values for forward commodity purchase and sales contracts are adjusted for location and quality differences (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The reported fair values as of December 31, 2021 for inventories, commodity contracts in an asset position, and commodity contracts in a liability position were $95.1 million, $11.9 million and $27.6 million, respectively.
We identified the Inventory Basis Adjustment as a critical audit matter. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of internal controls over the Company’s determination of the estimated fair values.
•Testing and evaluation of management's process and methodology for determining and developing the estimated fair values of inventories carried at market value and forward commodity purchase and sale contracts through evaluating (i) the reasonableness of the significant assumptions used by management including comparison of quoted commodity pricing to local and regional market conditions (ii) the historical adjustments to inventory balances as compared to the current year’s adjustment, and (iii) the completeness and accuracy of the underlying data supporting the basis adjustments.
•Evaluating whether the assumptions used were reasonable by considering comparable basis adjustments used by management to local grain elevators and recent trade prices, including recently executed transactions, and whether such assumptions were consistent with evidence obtained in other areas of the audit.
•Evaluating the adequacy of the financial statement disclosure related to the estimated fair value of inventories carried at market value and forward commodity purchase and sale contracts.
We have served as South Dakota Soybean Processors LLC’s auditor since 2001. Gordon, Hughes & Banks, LLP, who joined Eide Bailly LLP in 2008, had served as the Company’s auditor from 2005 through 2008.
/s/ Eide Bailly LLP
Fargo, North Dakota
March 17, 2022

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