Form 10-Q
period 2022-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2022-05-12
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 12, 2022, the registrant had 30,419,000 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
March 31, 2022 and 2021

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$603,997	$833,738
Trade accounts receivable	42,789,397	36,571,001
Inventories	122,891,120	95,066,385
Commodity derivative instruments	25,774,065	11,933,759
Margin deposits	9,471,104	2,099,626
Prepaid expenses	1,964,002	2,692,338
Total current assets	203,493,685	149,196,847

Property and equipment	134,646,463	133,919,053
Less accumulated depreciation	(62,770,208)	(61,386,445)
Total property and equipment, net	71,876,255	72,532,608

Other assets
Investments in related parties	10,764,310	10,764,310
Investments in cooperatives	1,705,549	1,559,800
Right-of-use lease asset, net	13,763,312	11,232,558
Total other assets	26,233,171	23,556,668

Total assets	$301,603,111	$245,286,123
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	March 31, 2022	December 31, 2021
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$7,484,051	$10,698,239
Current maturities of long-term debt	4,000,000	2,902,473
Note payable - seasonal loan	57,816,612	—
Current operating lease liabilities	2,146,048	1,958,707
Accounts payable	1,315,754	1,931,911
Accrued commodity purchases	42,883,204	60,892,294
Commodity derivative instruments	43,529,726	27,644,858
Accrued expenses	3,959,923	4,305,749
Accrued interest	171,620	67,126
Deferred liabilities - current	3,396,250	1,347,409
Total current liabilities	166,703,188	111,748,766

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	11,992,678	13,991,458
Long-term operating lease liabilities	8,533,335	6,130,994
Total long-term liabilities	20,526,013	20,122,452

Commitments and contingencies (Notes 5, 6, 7, and 12)

Members' equity
Class A Units, no par value, 30,419,000 units issued and outstanding at March 31, 2022 and December 31, 2021	114,373,910	113,414,905

Total liabilities and members' equity	$301,603,111	$245,286,123

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2022 and 2021

	2022	2021

Net revenues	$171,724,126	$123,627,541

Cost of revenues:
Cost of product sold	132,866,162	99,264,660
Production	8,997,876	7,363,387
Freight and rail	10,879,590	10,198,191
Brokerage fees	170,393	172,092
Total cost of revenues	152,914,021	116,998,330

Gross profit	18,810,105	6,629,211

Operating expenses:
Administration	1,398,466	1,117,842

Operating income	17,411,639	5,511,369

Other income (expense):
Interest expense	(387,560)	(317,152)
Other non-operating income (expense)	574,161	224,728
Patronage dividend income	699,595	365,147
Total other income (expense)	886,196	272,723

Net income	$18,297,835	$5,784,092

Basic and diluted earnings per capital unit	$0.60	$0.19

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,419,000	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Three Months Ended March 31, 2022 and 2021

	Class A Units
	Units	Amount

Balances, December 31, 2020	30,419,000	$94,836,880
Net income	—	5,784,092
Distribution to members	—	(9,429,890)
Balances, March 31, 2021	30,419,000	$91,191,082

Balances, December 31, 2021	30,419,000	$113,414,905
Net income	—	18,297,835
Distribution to members	—	(17,338,830)
Balances, March 31, 2022	30,419,000	$114,373,910
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2022 and 2021

	2022	2021
Operating activities
Net income	$18,297,835	$5,784,092
Charges and credits to net income not affecting cash:
Depreciation and amortization	1,386,716	1,270,770
Net (gain) loss recognized on derivative activities	7,263,904	5,816,260
Loss on sale of property and equipment	4,381	1,905
Non-cash patronage dividends	(145,749)	(75,411)
Forgiveness of Paycheck Protection Program loan	—	(10,000)
Change in current assets and liabilities	(62,664,425)	(46,470,743)
Net cash provided by (used for) operating activities	(35,857,338)	(33,683,127)

Investing activities
Retirement of patronage dividends	—	54,904
Purchase of property and equipment	(733,524)	(1,764,167)
Net cash provided by (used for) investing activities	(733,524)	(1,709,263)

Financing activities
Change in excess of outstanding checks over bank balances	(3,214,188)	5,224,502
Net proceeds (payments) from seasonal borrowings	57,816,612	37,283,162
Distributions to members	(17,338,830)	(9,429,890)
Proceeds from long-term debt	4,224,724	11,839,877
Principal payments on long-term debt	(5,127,197)	(9,343,167)
Net cash provided by (used for) financing activities	36,361,121	35,574,484

Net change in cash and cash equivalents	(229,741)	182,094

Cash and cash equivalents, beginning of period	833,738	3,650,950

Cash and cash equivalents, end of period	$603,997	$3,833,044

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$283,066	$238,431

Income taxes	$—	$—

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
In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The balance sheet data as of December 31, 2021 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2021, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 18, 2022 and amended on Form 10-K/A filed with the SEC on April 27, 2022.
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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $3,396,250 and $1,347,409 as of March 31, 2022 and December 31, 2021, respectively. Of the $1,347,409 balance as of December 31, 2021, the Company recognized $1,340,132 as revenues for the three months ended March 31, 2022. Of the $1,728,407 customer prepayments as of December 31, 2020, the Company recognized $392,984 of contract liabilities as revenues during the three months ended March 31, 2021.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three month periods ended March 31, 2022 and 2021, by product type:

	2022	2021

Soybean meal and hulls	$87,424,050	$79,223,026
Soybean oil and oil byproducts	84,300,076	44,404,515

Totals	$171,724,126	$123,627,541
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
The following table presents the aging analysis of trade receivables as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Past due:
Less than 30 days past due	$6,667,297	$11,431,358
30-60 days past due	998,355	693,286
60-90 days past due	78,866	56,831
Greater than 90 days past due	—	144,572
Total past due	7,744,518	12,326,047
Current	35,044,879	24,244,954

Totals	$42,789,397	$36,571,001
The following table provides information regarding the Company's allowance for doubtful accounts receivable as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	(113,708)	258,747
Additions (deductions)	113,708	(258,747)

Balances, end of period	$—	$—
In general, cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 3 -           Inventories
The Company’s inventories consist of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Finished goods	$68,917,593	$60,233,567
Raw materials	53,567,016	34,501,561
Supplies & miscellaneous	406,511	331,257

Totals	$122,891,120	$95,066,385
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.
Note 4 -         Property and Equipment
The following is a summary of the Company's property and equipment at March 31, 2022 and December 31, 2021:

	2022			2021
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,538,645	(950,100)	1,588,545	1,628,203
Buildings and improvements	25,996,808	(10,792,183)	15,204,625	15,361,423
Machinery and equipment	91,225,151	(49,526,568)	41,698,583	42,737,783
Railroad cars	10,679,356	(318,451)	10,360,905	5,587,237
Company vehicles	151,682	(112,936)	38,746	42,919
Furniture and fixtures	1,387,880	(1,069,970)	317,910	335,665
Construction in progress	2,150,615	—	2,150,615	6,323,052

Totals	$134,646,463	$(62,770,208)	$71,876,255	$72,532,608
Depreciation of property and equipment was $1,385,495 and $1,269,550 for the three months ended March 31, 2022 and 2021, respectively.
Note 5 -         Note Payable – Seasonal Loan
Prior to the amendment described in Note 13, the Company has entered into a revolving credit agreement with CoBank which expires December 1, 2022. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $70 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (2.65% at March 31, 2022). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $57,816,612 and $0 at March 31, 2022 and December 31, 2021, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $12.2 million as of March 31, 2022.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 6 -         Long-Term Debt
The following is a summary of the Company's long-term debt at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Revolving term loan from CoBank, interest at variable rates (2.9% and 2.56% at March 31, 2022 and December 31, 2021, respectively), secured by substantially all property and equipment. Loan matures March 20, 2026.	$16,000,000	$16,902,473
Less current maturities	(4,000,000)	(2,902,473)
Less debt issuance costs, net of amortization of $16,678 and $15,458 as of March 31, 2022 and December 31, 2021, respectively	(7,322)	(8,542)

Total long-term debt	$11,992,678	$13,991,458
The Company entered into an agreement as of December 14, 2021 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $18,000,000 on the revolving term loan with a variable effective interest rate of 2.90%. The amount available for borrowing on the revolving term loan will decrease by $2,000,000 every six months starting March 20, 2022 until the loan's maturity date of March 20, 2026. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was $16,000,000 and $16,902,473 as of March 31, 2022 and December 31, 2021, respectively. There were no remaining commitments available to borrow on the revolving term loan as of March 31, 2022.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2022.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended March 31:

2023	$4,000,000
2024	4,000,000
2025	4,000,000
2026	4,000,000

Total	$16,000,000
Note 7 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and most do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $664,488 and $760,961 for the three months ended March 31, 2022 and 2021, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following is a schedule of the Company's operating leases for railcars as of March 31, 2022:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	13	6/1/2021	5/31/2024	$7,150
Andersons Railcar Leasing Co.	10	7/1/2018	6/30/2023	5,000
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
Andersons Railcar Leasing Co.	15	11/1/2021	10/31/2026	8,250
Farm Credit Leasing	87	9/1/2020	8/31/2032	34,929
Farm Credit Leasing	8	6/1/2021	5/31/2033	5,966
Farm Credit Leasing	9	10/1/2021	9/30/2033	4,624
GATX Corporation	14	7/1/2020	6/30/2024	4,200
Trinity Capital	29	11/1/2020	10/31/2023	17,255
Trinity Capital	20	11/1/2020	10/31/2023	11,900
Trinity Capital	2	6/1/2021	5/31/2026	980
Wells Fargo Rail	109	3/1/2022	2/28/2027	51,775
Wells Fargo Rail	107	1/1/2018	12/31/2022	35,845
Wells Fargo Rail	7	5/1/2022	4/30/2027	2,765
Wells Fargo Rail	15	5/1/2022	4/30/2027	5,925

	465			$207,864
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,779. Rental expense under these other operating leases was $46,416 and $9,741 for the three-month periods ended March 31, 2022 and 2021, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company paid the entity $3,300,000 after the entity's construction of additional storage and handling facilities. The agreement began May 1, 2021 and will mature on April 30, 2027 but includes an additional seven-year renewal period at the sole discretion of the Company. Rental expense under this agreement was $58,929 and $0 for the three months ended March 31, 2022 and 2021, respectively.
Operating leases are included in right-to-use lease assets, current operating lease liabilities, and long-term lease liabilities on the Company's condensed balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company's secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the condensed balance sheet.
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three-month periods ended March 31, 2022 and 2021 were as follows:

	2022	2021
Cost of revenues - Freight and rail	$664,488	$760,961
Cost of revenues - Production	40,085	7,608
Administration expenses	6,331	2,133

Total operating lease costs	$710,904	$770,702

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following summarizes the supplemental cash flow information for the three-month periods ended March 31, 2022 and 2021:

	2022	2021

Cash paid for amounts included in measurement of lease liabilities	$749,933	$762,199

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$3,386,523	$—
The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of March 31, 2022:

Weighted-average remaining lease-term - operating leases (in years)	7.3

Weighted-average discount rate - operating leases	3.0%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of March 31, 2022:

	Railcars	Other	Total
Twelve-month periods ended March 31:
2022	$2,386,915	$277,622	$2,664,537
2023	1,873,449	266,167	2,139,616
2024	1,545,064	253,026	1,798,090
2025	1,518,164	237,778	1,755,942
2026	1,313,639	235,886	1,549,525
Thereafter	3,081,206	1,905,357	4,986,563
Total lease payments	11,718,437	3,175,836	14,894,273
Less amount of lease payments representing interest	(1,125,420)	(5,541)	(1,130,961)

Total present value of lease payments	$10,593,017	$3,170,295	$13,763,312
Note 8 -        Member Distribution
On February 1, 2022, the Company’s Board of Managers approved a cash distribution of approximately $17.3 million, or 57.0¢ per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 3, 2022.
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
As of March 31, 2022 and December 31, 2021, the value of the Company’s open futures, options and forward contracts was approximately $(17,755,661) and $(15,711,099), respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

		As of March 31, 2022
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$25,025,966	$43,082,814
Foreign exchange contracts	Current Assets/Liabilities	27,720	153,747
Interest rate caps and floors	Current Assets/Liabilities	720,379	293,165

Totals		$25,774,065	$43,529,726

		As of December 31, 2021
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$11,584,595	$27,141,888
Foreign exchange contracts	Current Assets/Liabilities	58,673	68,683
Interest rate caps and floors	Current Assets/Liabilities	290,491	434,287

Totals		$11,933,759	$27,644,858
During the three-month periods ended March 31, 2022 and 2021, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	2022	2021
Derivatives not designated as hedging instruments:
Commodity contracts	$(7,832,140)	$(6,042,326)
Foreign exchange contracts	(2,228)	19,226
Interest rate swaps, caps and floors	570,464	206,840

Totals	$(7,263,904)	$(5,816,260)
The Company recorded gains (losses) in cost of goods sold related to its commodity derivative instruments of $(7,263,904) and $(5,816,260) for the three-month periods ended March 31, 2022 and 2021, respectively.
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
Notes to Condensed Financial Statements

•Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

	Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$122,271,193	$—	$122,271,193
Commodity derivative instruments	$—	$(17,755,661)	$—	$(17,755,661)
Margin deposits (deficits)	$9,471,104	$—	$—	$9,471,104

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$94,508,520	$—	$94,508,520
Commodity derivative instruments	$—	$(15,711,099)	$—	$(15,711,099)
Margin deposits	$2,099,626	$—	$—	$2,099,626
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
Note 11 -       Related Party Transactions
The Company has equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC and Prairie AquaTech Investments, LLC. The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $3,755,756 and $1,502,827 during the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December 31, 2021, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $1,739,551 and $776,767, respectively.
Note 12 -       Commitments and Contingencies
As of March 31, 2022, the Company had unpaid commitments of approximately $1,790,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 31, 2023.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

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
On April 27, 2022, the Company entered into an amendment of the seasonal and revolving term loan agreements with CoBank. The maximum amount that the Company may borrow under the seasonal loan is increased from $70.0 million to $85.0 million until the loan matures on December 1, 2022. Borrowings under the seasonal loan will now accrue interest at 2.25% plus Daily Simple SOFR, and borrowings under the revolving term note will accrue interest at 2.55% plus Daily Simple SOFR. Daily Simple SOFR is defined under both notes. All other material items and conditions under the seasonal loan agreement remain unchanged following this amendment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2022, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2021. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2021.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
We had a record profit during the first quarter of 2022, recording a net income of $18.3 million, compared to $5.8 million during the first quarter of 2021. Net income increased due to strong processing margins which continued from the 4th quarter of 2021. Soybean oil continued to drive profitability, as strong demand for oil from the food, fuel and export sectors increased margins to record levels. Soybean meal demand, though not as dynamic as soybean oil, remained solid during the first quarter, being supported by a strong domestic demand and an active export program. Steady soybean supply and delivery to both our plants also contributed to a strong three months. Following reduced production in South Dakota last year, basis values paid for soybeans were at historically high levels, reflecting processor desire to secure supplies.
Looking ahead, we anticipate above-average processing margins for the remainder of 2022 and into 2023. New renewable diesel plants in the Western U.S. are scheduled to begin production in 2022 which is anticipated to keep soybean oil demand well above historical levels. Margins, however, could be affected by the local soybean supply. Until a new soybean crop arrives in the fall, continuing drought conditions are making it difficult to forecast the quantity and pricing of soybeans available for purchase.
Long term, we continue to study the feasibility and planning of a new crushing plant near Mitchell, South Dakota.
RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	$	% of Revenue	$	% of Revenue
Revenue	$171,724,126	100.0	$123,627,541	100.0
Cost of revenues	(152,914,021)	(89.0)	(116,998,330)	(94.6)
Gross profit	18,810,105	11.0	6,629,211	5.4
Operating expenses	(1,398,466)	(0.8)	(1,117,842)	(0.9)
Interest expense	(387,560)	(0.2)	(317,152)	(0.3)
Other non-operating income (expense)	1,273,756	0.7	589,875	0.5

Net income	$18,297,835	10.7	$5,784,092	4.7
Revenue – Revenue increased $48.1 million, or 38.9%, for the three-month period ended March 31, 2022, compared to the same period in 2021. The increase in revenues was primarily due to an increase in the average sales price of refined soybean oil. The average sales price of soybean oil increased approximately 62% in the three months ended March 31, 2022 from the same period in 2021, resulting from surging demand from the renewable diesel and food sectors.
Gross Profit/Loss – Gross profit increased $12.2 million, or 183.7%, for the three months ended March 31, 2022, compared to the same period in 2021. The increase in gross profit was primarily due to increased demand for oil from the renewable diesel sector as more diesel plants were opened.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $281,000, or 25.1%, during the three-month period ended March 31, 2022, compared to the same period in 2021. The increase was primarily due to increases in personnel costs and professional fees.
Interest Expense – Interest expense increased $70,000, or 22.2%, during the three months ended March 31, 2022, compared to the same period in 2021. The increase in interest expense was due to increases in interest rates on our senior debt with CoBank and borrowings from our lines of credit. As of March 31, 2022, the interest rate on our revolving long-term loan was 2.90%, compared to 2.56% as of March 31, 2021. The average debt level, in addition, increased from $47.8 million during the three-month period ended March 31, 2021 to $54.7 million for the same period in 2022 due to higher commodity prices and payments for capital improvements.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, increased $684,000 during the three-month period ended March 31, 2022, compared to the same period in 2021. The increase in other non-operating income was due to a $363,000 increase in gains on our interest rate hedge instruments and a $335,000 increase in patronage dividend income. During the three-month period ended March 31, 2022, gains on interest rate hedges totaled $570,000, compared to $207,000 during the same period in 2021. We also received $700,000 in patronage distributions from CoBank, a cooperative lender of which we are a member, during the quarter ended March 31, 2022, compared to $365,000 during the same period in 2021.
Net Income/Loss – During the three-month period ended March 31, 2022, we generated a net income of $18.3 million, compared to $5.8 million for the same period in 2021. The $12.5 million increase was primarily attributable to an increase in gross profit and other non-operating income.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two revolving lines of credit which are discussed below under “Indebtedness.” On March 31, 2022, we had working capital, defined as current assets less current liabilities, of approximately $36.8 million, compared to $25.9 million on March 31, 2021. Working capital increased $10.9 million between periods primarily due to increases in net income during that period. Based on current plans, we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Three Months Ended March 31, 2022 and 2021

	2022	2021
Net cash provided by (used for) operating activities	$(35,857,338)	$(33,683,127)
Net cash provided by (used for) investing activities	(733,524)	(1,709,263)
Net cash provided by (used for) financing activities	36,361,121	35,574,484
Cash Flows Used For Operations
The $2.2 million increase in cash flows used for operating activities was due to an increase in accounts receivable which was largely the result of increased commodity prices in our industry. During the three-month period ended March 31, 2022, our accounts receivable increased by $6.2 million, compared to a $0.7 million decrease during the same period in 2021. Partially offsetting the increase in accounts receivable were various changes in other current assets and liabilities.

Cash Flows Used For Investing Activities
The $1.0 million decrease in cash flows used for investing activities during the three-month period ended March 31, 2022, compared to the same period in 2021, was due to an $1.1 million decrease in capital improvements. During the three months ended March 31, 2022, we spent $0.7 million on capital improvements, compared to $1.8 million during the same period in 2021.
Cash Flows Provided By (Used For) Financing Activities
The $0.8 million increase in cash flows provided by financing activities was principally due to a $17.1 million increase in net proceeds on borrowings. During the three months ended March 31, 2022, net proceeds on borrowings increased $56.9 million, compared to $39.8 million during the same period in 2021. Partially offsetting the increase in net borrowings was an $8.4 million decrease in outstanding checks-over-bank balance and a $7.9 million increase in cash distributions to our members during the three-month period ended March 31, 2022, compared to the same period in 2021.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum, or $16.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $2.0 million every six months until the credit line’s maturity on March 20, 2026. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $16.0 million and $16.9 million as of March 31, 2022 and December 31, 2021, respectively. Under this loan, there were no additional funds available to borrow as of March 31, 2022.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. Prior to the amendments described below, the maximum we could borrow under this line was $70.0 million until the loan's maturity on December 1, 2022. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of March 31, 2022 and December 31, 2021, the principal balance outstanding on this credit line was $57.8 million and $0, respectively, allowing us to borrow an additional $12.2 million as of March 31, 2022.
On April 27, 2022, we amended our seasonal and revolving term loans with CoBank. Under the amendments, the principal amount that we may borrow under the seasonal loan is increased from $70.0 million to $85.0 million until the loan's maturity date of December 1, 2022. Borrowings under the seasonal loan will now accrue interest at 2.25% plus Daily Simple SOFR, and borrowings under the revolving term note will accrue interest at 2.55% plus Daily Simple SOFR. Daily Simple SOFR is defined under both notes. All other material items and conditions under the credit agreement, and subsequent amendments to such agreement, remain the same following the amendments.
Both the revolving and seasonal loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan was 2.90% and 2.56% as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022 and December 31, 2021, the interest rate on the seasonal loan was 2.65% and 2.31%, respectively. We were in compliance with all covenants and conditions under the loans as of March 31, 2022.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.

Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$17,085,000	$4,455,000	$8,560,000	$4,070,000	$—

Operating Lease Obligations	14,894,000	2,665,000	3,938,000	3,305,000	4,986,000

Totals	$31,979,000	$7,120,000	$12,498,000	$7,375,000	$4,986,000
(1)    Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of our Financial Statements under Part I, Item 1, for a discussion on the impact, if any, of the recently pronounced accounting standards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
As of March 31, 2022, we had $0 in fixed rate debt outstanding and $86.0 million of variable rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $860,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2022.
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
Item 1A. Risk Factors.
During the quarter ended March 31, 2022, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2021 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Amended and Restated Revolving Credit Promissory Note dated April 27, 2022
10.2	Amended and Restated Revolving Term Promissory Note dated April 27, 2022
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	May 12, 2022	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 12, 2022	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)