Form 10-Q
period 2022-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2022-08-15
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for company with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐    Yes       ☒    No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes   ☐  No   ☐
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 11, 2022, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
June 30, 2022 and 2021

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,018,514	$833,738
Trade accounts receivable	44,478,331	36,571,001
Inventories	123,203,131	95,066,385
Commodity derivative instruments	25,974,782	11,933,759
Margin deposits	6,170,796	2,099,626
Prepaid expenses	2,089,175	2,692,338
Total current assets	202,934,729	149,196,847

Property and equipment	137,125,671	133,919,053
Less accumulated depreciation	(64,073,146)	(61,386,445)
Total property and equipment, net	73,052,525	72,532,608

Other assets
Investments in related parties	10,764,310	10,764,310
Investments in cooperatives	1,705,549	1,559,800
Right-of-use lease asset, net	14,688,923	11,232,558
Other assets	96,250	—
Total other assets	27,255,032	23,556,668

Total assets	$303,242,286	$245,286,123
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	June 30, 2022	December 31, 2021
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$6,682,471	$10,698,239
Current maturities of long-term debt	4,000,000	2,902,473
Note payable - seasonal loan	48,666,976	—
Current operating lease liabilities	2,153,061	1,958,707
Accounts payable	1,677,992	1,931,911
Accrued commodity purchases	44,454,498	60,892,294
Commodity derivative instruments	30,078,934	27,644,858
Accrued expenses	4,610,866	4,305,749
Accrued interest	182,872	67,126
Deferred liabilities - current	2,093,342	1,347,409
Total current liabilities	144,601,012	111,748,766

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	11,993,899	13,991,458
Long-term operating lease liabilities	9,510,862	6,130,994
Total long-term liabilities	21,504,761	20,122,452

Commitments and contingencies (Notes 5, 6, 7, and 12)

Members' equity
Class A Units, no par value, 30,411,500 and 30,419,000 units issued and outstanding at June 30, 2022 and December 31, 2021, respectively	137,136,513	113,414,905

Total liabilities and members' equity	$303,242,286	$245,286,123

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2022 and 2021

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net revenues	$175,248,306	$160,273,107	$346,972,432	$283,900,648

Cost of revenues:
Cost of product sold	129,683,893	137,470,919	262,550,055	236,735,579
Production	8,943,691	7,409,633	17,941,567	14,773,020
Freight and rail	11,843,409	12,031,756	22,722,999	22,229,947
Brokerage fees	209,308	214,666	379,701	386,758
Total cost of revenues	150,680,301	157,126,974	303,594,322	274,125,304

Gross profit	24,568,005	3,146,133	43,378,110	9,775,344

Operating expenses:
Administration	1,476,433	956,806	2,874,899	2,074,648

Operating income	23,091,572	2,189,327	40,503,211	7,700,696

Other income (expense):
Interest expense	(547,770)	(493,158)	(935,330)	(810,310)
Other non-operating income (expense)	220,301	(130,112)	794,462	94,616
Patronage dividend income	—	—	699,595	365,147
Total other income (expense)	(327,469)	(623,270)	558,727	(350,547)

Net income	$22,764,103	$1,566,057	$41,061,938	$7,350,149

Basic and diluted earnings per capital unit	$0.75	$0.05	$1.35	$0.24

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,419,000	30,411,500	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Six Months Ended June 30, 2022 and 2021

	Class A Units
	Units	Amount

Balances, December 31, 2020	30,419,000	$94,836,880
Net income	—	7,350,149
Distribution to members	—	(9,429,890)
Balances, June 30, 2021	30,419,000	$92,757,139

Balances, December 31, 2021	30,419,000	$113,414,905
Net income	—	41,061,938
Distribution to members	—	(17,338,830)
Liquidation of members' equity	(7,500)	(1,500)
Balances, June 30, 2022	30,411,500	$137,136,513
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2022 and 2021

	2022	2021
Operating activities
Net income	$41,061,938	$7,350,149
Charges and credits to net income not affecting cash:
Depreciation and amortization	2,767,194	2,531,092
Net (gain) loss recognized on derivative activities	(7,273,072)	12,730,534
Loss on sale of property and equipment	2,927	5,129
Non-cash patronage dividends	(145,749)	(75,411)
Forgiveness of Paycheck Protection Program loan	—	(10,000)
Change in current assets and liabilities	(59,254,520)	(72,261,779)
Net cash provided by (used for) operating activities	(22,841,282)	(49,730,286)

Investing activities
Retirement of patronage dividends	—	54,904
Proceeds from sales of property and equipment	5,900	18,000
Increase in other assets	(96,250)	—
Purchase of property and equipment	(3,293,497)	(3,781,167)
Net cash provided by (used for) investing activities	(3,383,847)	(3,708,263)

Financing activities
Change in excess of outstanding checks over bank balances	(4,015,768)	(1,413,291)
Net proceeds (payments) from seasonal borrowings	48,666,976	58,589,213
Distributions to members	(17,338,830)	(9,429,890)
Proceeds from long-term debt	4,224,724	11,839,877
Principal payments on long-term debt	(5,127,197)	(9,343,167)
Net cash provided by (used for) financing activities	26,409,905	50,242,742

Net change in cash and cash equivalents	184,776	(3,195,807)

Cash and cash equivalents, beginning of period	833,738	3,650,950

Cash and cash equivalents, end of period	$1,018,514	$455,143

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$819,584	$692,422

Income taxes	$—	$—

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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $2,093,342 and $1,347,409 as of June 30, 2022 and December 31, 2021, respectively. Of the $1,347,409 balance as of December 31, 2021, the Company recognized $2,346 and $1,342,478 as revenues for the three and six months ended June 30, 2022, respectively. Of the $1,728,407 customer prepayments as of December 31, 2020, the Company recognized $501,827 and $894,811 of contract liabilities as revenues during the three and six months ended June 30, 2021, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three and six month periods ended June 30, 2022 and 2021, by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Soybean meal and hulls	$87,981,896	$91,492,133	$175,405,946	$170,715,159
Soybean oil and oil byproducts	87,266,410	68,780,974	171,566,486	113,185,489

Totals	$175,248,306	$160,273,107	$346,972,432	$283,900,648
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
The following table presents the aging analysis of trade receivables as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Past due:
Less than 30 days past due	$7,664,941	$11,431,358
30-60 days past due	883,850	693,286
60-90 days past due	11,220	56,831
Greater than 90 days past due	48,652	144,572
Total past due	8,608,663	12,326,047
Current	35,869,668	24,244,954

Totals	$44,478,331	$36,571,001
The following table provides information regarding the Company's allowance for doubtful accounts receivable as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	(115,208)	258,747
Additions (deductions)	115,208	(258,747)

Balances, end of period	$—	$—
In general, cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 3 -           Inventories
The Company’s inventories consist of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Finished goods	$73,657,913	$60,233,567
Raw materials	49,027,150	34,501,561
Supplies & miscellaneous	518,068	331,257

Totals	$123,203,131	$95,066,385
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.
Note 4 -         Property and Equipment
The following is a summary of the Company's property and equipment at June 30, 2022 and December 31, 2021:

	2022			2021
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,538,645	(989,757)	1,548,888	1,628,203
Buildings and improvements	25,996,808	(10,956,952)	15,039,856	15,361,423
Machinery and equipment	92,056,886	(50,549,802)	41,507,084	42,737,783
Railroad cars	10,679,356	(371,848)	10,307,508	5,587,237
Company vehicles	151,682	(117,110)	34,572	42,919
Furniture and fixtures	1,387,880	(1,087,677)	300,203	335,665
Construction in progress	3,798,088	—	3,798,088	6,323,052

Totals	$137,125,671	$(64,073,146)	$73,052,525	$72,532,608
Depreciation of property and equipment was $1,379,259 and $1,259,102 for the three months ended June 30, 2022 and 2021, respectively, and $2,764,754 and $2,528,652 for the six months ended June 30, 2022 and 2021, respectively.
Note 5 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires December 1, 2022. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (3.69% at June 30, 2022). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $48,666,976 and $0 at June 30, 2022 and December 31, 2021, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $36.3 million as of June 30, 2022.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 6 -         Long-Term Debt
The following is a summary of the Company's long-term debt at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Revolving term loan from CoBank, interest at variable rates (3.99% and 2.56% at June 30, 2022 and December 31, 2021, respectively), secured by substantially all property and equipment. Loan matures March 20, 2026.	$16,000,000	$16,902,473
Less current maturities	(4,000,000)	(2,902,473)
Less debt issuance costs, net of amortization of $17,899 and $15,458 as of June 30, 2022 and December 31, 2021, respectively	(6,101)	(8,542)

Total long-term debt	$11,993,899	$13,991,458
The Company entered into an agreement as of December 14, 2021 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $16,000,000 on the revolving term loan with a variable effective interest rate of 3.99%. The amount available for borrowing on the revolving term loan will decrease by $2,000,000 every six months starting March 20, 2022 until the loan's maturity date of March 20, 2026. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was $16,000,000 and $16,902,473 as of June 30, 2022 and December 31, 2021, respectively. There were no remaining commitments available to borrow on the revolving term loan as of June 30, 2022.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of June 30, 2022.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended June 30:

2023	$4,000,000
2024	4,000,000
2025	4,000,000
2026	4,000,000

Total	$16,000,000
Note 7 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and most do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $681,788 and $783,006 for the three months ended June 30, 2022 and 2021, respectively, and $1,346,276 and $1,543,967 for the six months ended June 30, 2022 and 2021, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following is a schedule of the Company's operating leases for railcars as of June 30, 2022:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	13	6/1/2021	5/31/2024	$7,150
Andersons Railcar Leasing Co.	10	7/1/2018	6/30/2023	5,000
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
Andersons Railcar Leasing Co.	15	11/1/2021	10/31/2026	8,250
Farm Credit Leasing	87	9/1/2020	8/31/2032	34,929
Farm Credit Leasing	8	6/1/2021	5/31/2033	5,966
Farm Credit Leasing	9	10/1/2021	9/30/2033	4,624
Farm Credit Leasing	23	7/1/2022	6/30/2034	13,863
GATX Corporation	14	7/1/2020	6/30/2024	4,200
Trinity Capital	29	11/1/2020	10/31/2023	17,255
Trinity Capital	20	11/1/2020	10/31/2023	11,900
Trinity Capital	2	6/1/2021	5/31/2026	980
Wells Fargo Rail	109	3/1/2022	2/28/2027	51,775
Wells Fargo Rail	107	1/1/2018	12/31/2022	35,845
Wells Fargo Rail	7	5/1/2022	4/30/2027	2,765
Wells Fargo Rail	15	5/1/2022	4/30/2027	5,925

	488			$221,727
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,779. Rental expense under these other operating leases was $14,659 and $9,577 for the three months ended June 30, 2022 and 2021, respectively, and $61,075 and $19,318 for the six-month periods ended June 30, 2022 and 2021, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company paid the entity $3,300,000 after the entity's construction of additional storage and handling facilities. The agreement began May 1, 2021 and will mature on April 30, 2027 but includes an additional seven-year renewal period at the sole discretion of the Company. Rental expense under this agreement was $58,938 and $39,286 for the three months ended June 30, 2022 and 2021, respectively, and $117,867 and $39,286 for the six months ended June 30, 2022 and 2021, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three and six-month periods ended June 30, 2022 and 2021 were as follows:

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cost of revenues - Freight and rail	$681,788	$783,006	$1,346,276	$1,543,967
Cost of revenues - Production	68,731	46,229	167,744	53,837
Administration expenses	4,866	2,634	11,198	4,767

Total operating lease costs	$755,385	$831,869	$1,525,218	$1,602,571
The following summarizes the supplemental cash flow information for the three and six-month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Cash paid for amounts included in measurement of lease liabilities	$530,658	$4,107,786	$1,280,591	$4,848,171

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$1,542,649	$1,250,115	$4,929,172	$1,250,115
The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of June 30, 2022:

Weighted-average remaining lease-term - operating leases (in years)	7.9

Weighted-average discount rate - operating leases	3.2%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of June 30, 2022:

	Railcars	Other	Total
Twelve-month periods ended June 30:
2023	$2,445,653	$276,960	$2,722,613
2024	1,930,193	262,014	2,192,207
2025	1,684,523	247,769	1,932,292
2026	1,683,543	237,434	1,920,977
2027	1,246,683	235,714	1,482,397
Thereafter	4,100,476	1,846,430	5,946,906
Total lease payments	13,091,071	3,106,321	16,197,392
Less amount of lease payments representing interest	(1,503,938)	(4,531)	(1,508,469)

Total present value of lease payments	$11,587,133	$3,101,790	$14,688,923
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
As of June 30, 2022 and December 31, 2021, the value of the Company’s open futures, options and forward contracts was approximately $(4,104,152) and $(15,711,099), respectively.

		As of June 30, 2022
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$25,021,974	$29,841,914
Foreign exchange contracts	Current Assets/Liabilities	74,406	39,109
Interest rate caps and floors	Current Assets/Liabilities	878,402	197,911

Totals		$25,974,782	$30,078,934

		As of December 31, 2021
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$11,584,595	$27,141,888
Foreign exchange contracts	Current Assets/Liabilities	58,673	68,683
Interest rate caps and floors	Current Assets/Liabilities	290,491	434,287

Totals		$11,933,759	$27,644,858
During the three and six-month periods ended June 30, 2022 and 2021, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Commodity contracts	$14,660,996	$(6,789,486)	$6,828,856	$(12,831,812)
Foreign exchange contracts	(339,310)	9,895	(341,538)	29,121
Interest rate swaps, caps and floors	215,290	(134,683)	785,754	72,157

Totals	$14,536,976	$(6,914,274)	$7,273,072	$(12,730,534)
The Company recorded gains (losses) in cost of goods sold related to its commodity derivative instruments of $14,536,976 and $(6,914,274) during the three months ended June 30, 2022 and 2021, respectively, and $7,273,072 and $(12,730,534) for the six-month periods ended June 30, 2022 and 2021, respectively.

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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

	Fair Value as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$122,408,801	$—	$122,408,801
Commodity derivative instruments	$—	$(4,104,152)	$—	$(4,104,152)
Margin deposits (deficits)	$6,170,796	$—	$—	$6,170,796

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$94,508,520	$—	$94,508,520
Commodity derivative instruments	$—	$(15,711,099)	$—	$(15,711,099)
Margin deposits	$2,099,626	$—	$—	$2,099,626
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

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

and it is impracticable to estimate the fair value of the Company’s investments. These investments are carried on the balance sheet at original cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.
Note 11 -       Related Party Transactions
The Company has equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC and Prairie AquaTech Investments, LLC. The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $4,393,396 and $448,507 during the three months ended June 30, 2022 and 2021, respectively, and $8,149,152 and $1,951,334 during the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December 31, 2021, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $1,315,925 and $776,767, respectively.
Note 12 -       Commitments and Contingencies
As of June 30, 2022, the Company had unpaid commitments of approximately $3,384,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 31, 2023.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the six-month period ended June 30, 2022, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2021. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2021.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
Strong crush margins from the first quarter of 2022 continued into the second quarter of 2022, helping us achieve record net incomes of $22.8 million in the second quarter and $41.1 million for the first six months of the year. Soybean oil continues to drive profitability, as strong demand for oil from the food, fuel and export sectors increased margins to record levels. Strong demand for oil is likely to continue in the near future as additional renewable diesel plants in Western U.S. are scheduled to begin production in 2022. Soybean meal demand, though not as strong as soybean oil, remained solid during the first six months, being supported by a strong domestic demand and an active export program. Steady soybean supply and delivery to both our plants further contributed to a strong six months.
While our financial results were favorable, the second quarter was not without challenges. Transportation-related issues were common. Rail carriers struggled delivering our railcars to our customers and returning those cars in a timely manner, resulting in railcar shortages that led to reduced production at our Volga facility. A shortage of drivers in the trucking industry also caused delays and increased costs. Supply chain disruption issues provided additional challenges to our team. Spare parts and production chemicals were difficult to source and required much greater lead times when ordering. In the end, however, we responded well by navigating the obstacles through a great team of employees.
Looking ahead, we anticipate above-average processing margins for the remainder of 2022 and into 2023. Although crush margins have recently decreased slightly, the market continues to provide opportunities to secure above average returns.
Long term, we continue to study the feasibility, engineering and planning of a new crushing plant near Mitchell, South Dakota. In July, we crossed a significant hurdle by securing a conditional use permit for the site from Davison County, South Dakota.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2022 and 2021

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021
	$	% of Revenue	$	% of Revenue
Revenue	$175,248,306	100.0	$160,273,107	100.0
Cost of revenues	(150,680,301)	(86.0)	(157,126,974)	(98.0)
Gross profit	24,568,005	14.0	3,146,133	2.0
Operating expenses	(1,476,433)	(0.8)	(956,806)	(0.6)
Interest expense	(547,770)	(0.3)	(493,158)	(0.3)
Other non-operating income (expense)	220,301	0.1	(130,112)	(0.1)

Net income	$22,764,103	13.0	$1,566,057	1.0
Revenue – Revenue increased $15.0 million, or 9.3%, for the three-month period ended June 30, 2022, compared to the same period in 2021. The increase in revenue was primarily due to an increase in the average sales price of refined soybean oil. The average sales price of soybean oil increased approximately 45% in the three months ended June 30, 2022 from the same period in 2021, resulting from surging demand from the renewable diesel and food sectors.
Gross Profit/Loss – Gross profit increased $21.4 million, or 680.9%, for the three months ended June 30, 2022, compared to the same period in 2021. The increase in gross profit was primarily due to increased demand for oil from the renewable diesel sector as more diesel plants were opened throughout the U.S.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $520,000, or 54.3%, during the three-month period ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to increases in personnel costs.
Interest Expense – Interest expense increased $55,000, or 11.1%, during the three months ended June 30, 2022, compared to the same period in 2021. The increase in interest expense was due to an increase in interest rates on our senior debt with CoBank and borrowings from our lines of credit. As of June 30, 2022, the interest rate on our revolving long-term loan was 3.99%, compared to 2.56% as of June 30, 2021.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, improved $350,000 during the three months ended June 30, 2022, compared to the same period in 2021. The increase in other non-operating income was due to a $350,000 improvement in gains (losses) on our interest rate hedge instruments. During the three-month period ended June 30, 2022, gains on interest rate hedges totaled $215,000, compared to a $135,000 loss during the same period in 2021.
Net Income/Loss – During the three-month period ended June 30, 2022, we generated a net income of $22.8 million, compared to $1.6 million for the same period in 2021. The $21.2 million increase was primarily attributable to an increase in gross profit.

Comparison of the six months ended June 30, 2022 and 2021

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	$	% of Revenue	$	% of Revenue
Revenue	$346,972,432	100.0	$283,900,648	100.0
Cost of revenues	(303,594,322)	(87.5)	(274,125,304)	(96.6)
Gross profit	43,378,110	12.5	9,775,344	3.4
Operating expenses	(2,874,899)	(0.8)	(2,074,648)	(0.7)
Interest expense	(935,330)	(0.3)	(810,310)	(0.3)
Other non-operating income (expense)	1,494,057	0.4	459,763	0.2

Net income	$41,061,938	11.8	$7,350,149	2.6
Revenue – Revenue increased $63.1 million, or 22.2%, for the six-month period ended June 30, 2022, compared to the same period in 2021. The increase in revenues was primarily due to an increase in the average sales price of refined soybean oil. The average sales price of soybean oil increased approximately 54% in the six months ended June 30, 2022 from the same period in 2021, resulting from surging demand from the renewable diesel and food sectors.
Gross Profit/Loss – Gross profit increased $33.6 million, or 343.8%, for the six months ended June 30, 2022, compared to the same period in 2021. The increase in gross profit was primarily due to increased demand for oil from the renewable diesel sector as more diesel plants were opened in the U.S.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $800,000, or 38.6%, during the six-month period ended June 30, 2022, compared to the same period in 2021. The increase was primarily due to increases in personnel costs.
Interest Expense – Interest expense increased $125,000, or 15.4%, during the six months ended June 30, 2022, compared to the same period in 2021. The increase in interest expense was due to an increase in interest rates on our senior debt with CoBank. As of June 30, 2022, the interest rate on our revolving long-term loan was 3.99%, compared to 2.56% as of June 30, 2021.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, increased $1,034,000 during the six-month period ended June 30, 2022, compared to the same period in 2021. The increase in other non-operating income was due to a $714,000 increase in gains on our interest rate hedge instruments and a $335,000 increase in patronage dividend income. During the six-month period ended June 30, 2022, gains on interest rate hedges totaled $786,000, compared to $72,000 during the same period in 2021. We also received $700,000 in patronage distributions from CoBank, a cooperative lender of which we are a member, during the six months ended June 30, 2022, compared to $365,000 during the same period in 2021.
Net Income/Loss – During the six-month period ended June 30, 2022, we generated a net income of $41.1 million, compared to $7.4 million for the same period in 2021. The $33.7 million increase was primarily attributable to an increase in gross profit and other non-operating income.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two revolving lines of credit which are discussed below under “Indebtedness.” On June 30, 2022, we had working capital, defined as current assets less current liabilities, of approximately $58.3 million, compared to $26.8 million on June 30, 2021. Working capital increased $31.5 million between periods primarily due to increases in net income during that period. Based on current plans, we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.

Comparison of the Six Months Ended June 30, 2022 and 2021

	2022	2021
Net cash provided by (used for) operating activities	$(22,841,282)	$(49,730,286)
Net cash provided by (used for) investing activities	(3,383,847)	(3,708,263)
Net cash provided by (used for) financing activities	26,409,905	50,242,742
Cash Flows Used For Operations
The $26.9 million decrease in cash flows used for operating activities was largely due to a $33.7 million increase in net income and a $9.3 million decrease in inventory. During the six-month period ended June 30, 2022, our inventories increased by $28.1 million, compared to a $37.4 million increase during the same period in 2021. Partially offsetting the changes in net income and inventory was a $20.0 million change in net gains or losses on derivative activities. During the six months ended June 30, 2022, we recognized $7.4 million in gains on derivative activities, compared to $12.7 million in losses during the same period in 2021.
Cash Flows Used For Investing Activities
The $0.3 million decrease in cash flows used for investing activities during the six-month period ended June 30, 2022, compared to the same period in 2021, was due to a $0.5 million decrease in capital improvements. During the six months ended June 30, 2022, we spent $3.3 million on capital improvements, compared to $3.8 million during the same period in 2021.
Cash Flows Provided By (Used For) Financing Activities
The $23.8 million decrease in cash flows provided by financing activities was principally due to a $13.3 million decrease in net proceeds on borrowings and a $7.9 million increase in cash distributions to our members during the six-month period ended June 30, 2022, compared to the same period in 2021. During the six months ended June 30, 2022, net proceeds on borrowings increased $47.8 million, compared to $61.1 million during the same period in 2021.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum, or $16.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $2.0 million every six months until the credit line’s maturity on March 20, 2026. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $16.0 million and $16.9 million as of June 30, 2022 and December 31, 2021, respectively. Under this loan, there were no additional funds available to borrow as of June 30, 2022.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. The maximum we may borrow under this line is $85.0 million until the loan's maturity on December 1, 2022. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of June 30, 2022 and December 31, 2021, the principal balance outstanding on this credit line was $48.7 million and $0, respectively, allowing us to borrow an additional $36.3 million as of June 30, 2022.
Both the revolving and seasonal loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on both loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan was 3.99% and 2.56% as of June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022 and December 31, 2021, the interest rate on the seasonal loan was 3.69% and 2.31%, respectively. We were in compliance with all covenants and conditions under the loans as of June 30, 2022.

OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$17,405,000	$4,595,000	$8,720,000	$4,090,000	$—

Operating Lease Obligations	16,197,000	2,723,000	4,124,000	3,403,000	5,947,000

Totals	$33,602,000	$7,318,000	$12,844,000	$7,493,000	$5,947,000
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
As of June 30, 2022, we had $0 in fixed rate debt outstanding and $101.0 million of variable rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $1.01 million per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2022.
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
Item 1A. Risk Factors.
During the quarter ended June 30, 2022, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2021 Annual Report on Form 10-K.
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
(2) Incorporated by reference from the same numbered exhibit to the issuer’s Form 8-K filed on June 21, 2022.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	August 11, 2022	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	August 11, 2022	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)