Form 10-Q
period 2022-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2022-11-10
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 10, 2022, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
September 30, 2022 and 2021

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$534,154	$833,738
Trade accounts receivable	47,378,877	36,571,001
Inventories	146,125,244	95,066,385
Commodity derivative instruments	13,430,846	11,933,759
Margin deposits	8,509,449	2,099,626
Prepaid expenses	1,410,218	2,692,338
Total current assets	217,388,788	149,196,847

Property and equipment	140,047,395	133,919,053
Less accumulated depreciation	(65,459,856)	(61,386,445)
Total property and equipment, net	74,587,539	72,532,608

Other assets
Investments in related parties	12,200,730	10,764,310
Investments in cooperatives	1,705,549	1,559,800
Right-of-use lease asset, net	17,516,498	11,232,558
Other assets	96,250	—
Total other assets	31,519,027	23,556,668

Total assets	$323,495,354	$245,286,123
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	September 30, 2022	December 31, 2021
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$24,719,394	$10,698,239
Current maturities of long-term debt	4,000,000	2,902,473
Note payable - seasonal loan	39,484,093	—
Current operating lease liabilities	2,242,144	1,958,707
Accounts payable	2,134,899	1,931,911
Accrued commodity purchases	61,152,334	60,892,294
Commodity derivative instruments	13,502,792	27,644,858
Accrued expenses	4,996,163	4,305,749
Accrued interest	240,687	67,126
Deferred liabilities - current	1,147,752	1,347,409
Total current liabilities	153,620,258	111,748,766

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	9,995,119	13,991,458
Long-term operating lease liabilities	12,308,282	6,130,994
Total long-term liabilities	22,303,401	20,122,452

Commitments and contingencies (Notes 5, 6, 7, and 12)

Members' equity
Class A Units, no par value, 30,411,500 and 30,419,000 units issued and outstanding at September 30, 2022 and December 31, 2021, respectively	147,571,695	113,414,905

Total liabilities and members' equity	$323,495,354	$245,286,123

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2022 and 2021

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net revenues	$184,725,873	$147,796,292	$531,698,305	$431,696,940

Cost of revenues:
Cost of product sold	151,274,078	113,498,309	413,824,133	350,233,888
Production	9,419,838	8,314,321	27,361,405	23,087,341
Freight and rail	11,875,724	9,823,431	34,598,723	32,053,378
Brokerage fees	164,349	164,130	544,050	550,888
Total cost of revenues	172,733,989	131,800,191	476,328,311	405,925,495

Gross profit	11,991,884	15,996,101	55,369,994	25,771,445

Operating expenses:
Administration	1,249,945	1,220,595	4,124,844	3,295,243

Operating income	10,741,939	14,775,506	51,245,150	22,476,202

Other income (expense):
Interest expense	(638,690)	(470,522)	(1,574,020)	(1,280,832)
Other non-operating income (expense)	331,933	162,306	1,126,395	256,922
Patronage dividend income	—	—	699,595	365,147
Total other income (expense)	(306,757)	(308,216)	251,970	(658,763)

Net income	$10,435,182	$14,467,290	$51,497,120	$21,817,439

Basic and diluted earnings per capital unit	$0.34	$0.48	$1.69	$0.72

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,419,000	30,411,500	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Nine Months Ended September 30, 2022 and 2021

	Class A Units
	Units	Amount

Balances, December 31, 2020	30,419,000	$94,836,880
Net income	—	21,817,439
Distribution to members	—	(9,429,890)
Balances, September 30, 2021	30,419,000	$107,224,429

Balances, December 31, 2021	30,419,000	$113,414,905
Net income	—	51,497,120
Distribution to members	—	(17,338,830)
Liquidation of members' equity	(7,500)	(1,500)
Balances, September 30, 2022	30,411,500	$147,571,695
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2022 and 2021

	2022	2021
Operating activities
Net income	$51,497,120	$21,817,439
Charges and credits to net income not affecting cash:
Depreciation and amortization	4,158,335	3,786,317
Net (gain) loss recognized on derivative activities	(12,864,652)	(1,919,827)
Loss (gain) on sale of property and equipment	23,793	(89,150)
Non-cash patronage dividends	(145,749)	(75,411)
Forgiveness of Paycheck Protection Program loan	—	(10,000)
Change in current assets and liabilities	(69,902,728)	(63,409,164)
Net cash provided by (used for) operating activities	(27,233,881)	(39,899,796)

Investing activities
Retirement of patronage dividends	—	54,904
Proceeds from sales of property and equipment	5,900	126,060
Increase in other assets	(96,250)	—
Purchase of property and equipment	(6,239,298)	(7,185,750)
Net cash provided by (used for) investing activities	(6,329,648)	(7,004,786)

Financing activities
Change in excess of outstanding checks over bank balances	14,021,155	3,932,394
Net proceeds (payments) from seasonal borrowings	39,484,093	48,589,449
Distributions to members	(17,338,830)	(9,429,890)
Proceeds from long-term debt	4,224,724	11,839,877
Principal payments on long-term debt	(7,127,197)	(11,343,167)
Net cash provided by (used for) financing activities	33,263,945	43,588,663

Net change in cash and cash equivalents	(299,584)	(3,315,919)

Cash and cash equivalents, beginning of period	833,738	3,650,950

Cash and cash equivalents, end of period	$534,154	$335,031

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,400,459	$1,188,709

Income taxes	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$1,436,420	—

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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $1,147,752 and $1,347,409 as of September 30, 2022 and December 31, 2021, respectively. Of the $1,347,409 balance as of December 31, 2021, the Company recognized $0 and $1,342,478 as revenues for the three and nine months ended September 30, 2022, respectively. Of the $1,728,407 customer prepayments as of December 31, 2020, the Company recognized $414,729 and $1,309,540 of contract liabilities as revenues during the three and nine months ended September 30, 2021, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three and nine month periods ended September 30, 2022 and 2021, by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Soybean meal and hulls	$96,159,809	$81,331,885	$271,565,755	$252,047,044
Soybean oil and oil byproducts	88,566,064	66,464,407	260,132,550	179,649,896

Totals	$184,725,873	$147,796,292	$531,698,305	$431,696,940
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
The following table presents the aging analysis of trade receivables as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Past due:
Less than 30 days past due	$11,700,775	$11,431,358
30-60 days past due	682,273	693,286
60-90 days past due	242,603	56,831
Greater than 90 days past due	27,947	144,572
Total past due	12,653,598	12,326,047
Current	34,725,279	24,244,954

Totals	$47,378,877	$36,571,001
The following table provides information regarding the Company's allowance for doubtful accounts receivable as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	(115,208)	258,747
Additions (deductions)	115,208	(258,747)

Balances, end of period	$—	$—
In general, cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 3 -           Inventories
The Company’s inventories consist of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Finished goods	$66,090,142	$60,233,567
Raw materials	79,449,891	34,501,561
Supplies & miscellaneous	585,211	331,257

Totals	$146,125,244	$95,066,385
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.
Note 4 -         Property and Equipment
The following is a summary of the Company's property and equipment at September 30, 2022 and December 31, 2021:

	2022			2021
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,538,645	(1,029,415)	1,509,230	1,628,203
Buildings and improvements	25,996,808	(11,121,721)	14,875,087	15,361,423
Machinery and equipment	92,252,573	(51,657,194)	40,595,379	42,737,783
Railroad cars	10,679,356	(425,245)	10,254,111	5,587,237
Company vehicles	151,682	(121,283)	30,399	42,919
Furniture and fixtures	1,387,880	(1,104,998)	282,882	335,665
Construction in progress	6,524,125	—	6,524,125	6,323,052

Totals	$140,047,395	$(65,459,856)	$74,587,539	$72,532,608
Depreciation of property and equipment was $1,389,920 and $1,254,004 for the three months ended September 30, 2022 and 2021, respectively, and $4,154,674 and $3,782,656 for the nine months ended September 30, 2022 and 2021, respectively.
Note 5 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires December 1, 2022. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (5.24% at September 30, 2022). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $39,484,093 and $0 at September 30, 2022 and December 31, 2021, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $45.5 million as of September 30, 2022.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 6 -         Long-Term Debt
The following is a summary of the Company's long-term debt at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Revolving term loan from CoBank, interest at variable rates (5.54% and 2.56% at September 30, 2022 and December 31, 2021, respectively), secured by substantially all property and equipment. Loan matures March 20, 2026.	$14,000,000	$16,902,473
Less current maturities	(4,000,000)	(2,902,473)
Less debt issuance costs, net of amortization of $19,119 and $15,458 as of September 30, 2022 and December 31, 2021, respectively	(4,881)	(8,542)

Total long-term debt	$9,995,119	$13,991,458
The Company entered into an agreement as of April 27, 2022 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $16,000,000 on the revolving term loan with a variable effective interest rate of 5.54%. The amount available for borrowing on the revolving term loan will decrease by $2,000,000 every six months until the loan's maturity date of March 20, 2026. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was $14,000,000 and $16,902,473 as of September 30, 2022 and December 31, 2021, respectively. There were no remaining commitments available to borrow on the revolving term loan as of September 30, 2022.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of September 30, 2022.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended September 30:

2023	$4,000,000
2024	4,000,000
2025	4,000,000
2026	2,000,000

Total	$14,000,000
Note 7 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-18 years and most do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $755,494 and $765,469 for the three months ended September 30, 2022 and 2021, respectively, and $2,101,770 and $2,309,436 for the nine months ended September 30, 2022 and 2021, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following is a schedule of the Company's operating leases for railcars as of September 30, 2022:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	13	6/1/2021	5/31/2024	$7,150
Andersons Railcar Leasing Co.	10	7/1/2018	6/30/2023	5,000
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
Andersons Railcar Leasing Co.	15	11/1/2021	10/31/2026	8,250
Farm Credit Leasing	87	9/1/2020	8/31/2032	34,929
Farm Credit Leasing	8	6/1/2021	5/31/2033	5,966
Farm Credit Leasing	9	10/1/2021	9/30/2033	4,624
Farm Credit Leasing	23	7/1/2022	6/30/2034	13,863
Farm Credit Leasing	30	8/1/2022	7/31/2034	30,422
GATX Corporation	14	7/1/2020	6/30/2024	4,200
Trinity Capital	29	11/1/2020	10/31/2023	17,255
Trinity Capital	20	11/1/2020	10/31/2023	11,900
Trinity Capital	2	6/1/2021	5/31/2026	980
Wells Fargo Rail	109	3/1/2022	2/28/2027	51,775
Wells Fargo Rail	107	1/1/2018	12/31/2022	35,845
Wells Fargo Rail	7	5/1/2022	4/30/2027	2,765
Wells Fargo Rail	15	5/1/2022	4/30/2027	5,925

	518			$252,149
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,779. Rental expense under these other operating leases was $9,446 and $109,311 for the three months ended September 30, 2022 and 2021, respectively, and $70,521 and $128,629 for the nine-month periods ended September 30, 2022 and 2021, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company paid the entity $3,300,000 after the entity's construction of additional storage and handling facilities. The agreement began May 1, 2021 and will mature on April 30, 2027 but includes an additional seven-year renewal period at the sole discretion of the Company. Rental expense under this agreement was $58,929 and $58,928 for the three months ended September 30, 2022 and 2021, respectively, and $176,796 and $98,214 for the nine months ended September 30, 2022 and 2021, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three and nine-month periods ended September 30, 2022 and 2021 were as follows:

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cost of revenues - Freight and rail	$755,494	$765,469	$2,101,770	$2,309,436
Cost of revenues - Production	62,411	165,856	230,155	219,693
Administration expenses	5,964	2,383	17,162	7,150

Total operating lease costs	$823,869	$933,708	$2,349,087	$2,536,279
The following summarizes the supplemental cash flow information for the three and nine-month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Cash paid for amounts included in measurement of lease liabilities	$667,523	$689,988	$1,948,114	$5,485,025

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$3,511,694	$—	$8,440,866	$1,250,115
The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of September 30, 2022:

Weighted-average remaining lease-term - operating leases (in years)	8.9

Weighted-average discount rate - operating leases	3.3%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of September 30, 2022:

	Railcars	Other	Total
Twelve-month periods ended September 30:
2023	$2,688,185	$275,355	$2,963,540
2024	2,173,744	258,597	2,432,341
2025	2,049,590	242,722	2,292,312
2026	2,011,769	236,918	2,248,687
2027	1,405,605	235,714	1,641,319
Thereafter	6,416,948	1,787,500	8,204,448
Total lease payments	16,745,841	3,036,806	19,782,647
Less amount of lease payments representing interest	(2,262,514)	(3,635)	(2,266,149)

Total present value of lease payments	$14,483,327	$3,033,171	$17,516,498
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
As of September 30, 2022 and December 31, 2021, the value of the Company’s open futures, options and forward contracts was approximately $(71,946) and $(15,711,099), respectively.

		As of September 30, 2022
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$12,146,705	$13,320,338
Foreign exchange contracts	Current Assets/Liabilities	111,130	54,822
Interest rate caps and floors	Current Assets/Liabilities	1,173,011	127,632

Totals		$13,430,846	$13,502,792

		As of December 31, 2021
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$11,584,595	$27,141,888
Foreign exchange contracts	Current Assets/Liabilities	58,673	68,683
Interest rate caps and floors	Current Assets/Liabilities	290,491	434,287

Totals		$11,933,759	$27,644,858
During the three and nine-month periods ended September 30, 2022 and 2021, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Commodity contracts	$5,265,221	$14,581,706	$12,094,077	$1,749,894
Foreign exchange contracts	(21,642)	5,892	(363,180)	35,013
Interest rate swaps, caps and floors	348,001	62,763	1,133,755	134,920

Totals	$5,591,580	$14,650,361	$12,864,652	$1,919,827
The Company recorded gains (losses) in cost of goods sold related to its commodity derivative instruments of $5,591,580 and $14,650,361 during the three months ended September 30, 2022 and 2021, respectively, and $12,864,652 and $1,919,827 for the nine-month periods ended September 30, 2022 and 2021, respectively.

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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2022 and December 31, 2021:

	Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$145,316,164	$—	$145,316,164
Commodity derivative instruments	$(71,946)	$—	$—	$(71,946)
Margin deposits (deficits)	$8,509,449	$—	$—	$8,509,449

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$94,508,520	$—	$94,508,520
Commodity derivative instruments	$(15,711,099)	$—	$—	$(15,711,099)
Margin deposits	$2,099,626	$—	$—	$2,099,626
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
Note 11 -       Related Party Transactions
The Company has equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC and Prairie AquaTech Investments, LLC. The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $4,976,885 and $1,885,669 during the three months ended September 30, 2022 and 2021, respectively, and $13,126,037 and $3,837,003 during the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December 31, 2021, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $1,629,516 and $776,767, respectively.
Note 12 -       Commitments and Contingencies
As of September 30, 2022, the Company had unpaid commitments of approximately $4,744,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by December 31, 2023.
The Company has entered into an agreement with High Plains Partners, LLC (“HPP”) to commit $75.0 million into HPP to facilitate the construction of a multi-seed processing facility near Mitchell, South Dakota. The funding of the commitment is subject to several conditions.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2022, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2021. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2021.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
Crush margins, which remained above average during the third quarter of 2022, contributed significantly to our record net profit of $51.5 million for the nine months ended September 30, 2022. The oil markets continued to serve as the main driving factor for strong margins, as high demand for oil from the food, fuel and export sectors increased margins to record levels. The meal markets pushed margins even higher during the quarter as markets were exceptionally strong due to high domestic and export demand. Demand for soybean hulls was very strong because drought conditions in the south and west elevated hay prices which caused producers to seek alternative feed products. Our plants also operated well. The annual maintenance shutdown at our Volga plant, which was originally scheduled for eight full days, was completed in just four days. Strong margins at the time of the shutdown forced management and operational staff to work around the clock to get the plant up and running again to ensure optimal performance for 2023.
As we look ahead, we anticipate above-average processing margins for the remainder of 2022 and into 2023. The market continues to provide opportunities to secure above average returns. Strong demand for oil is likely to continue in the near future as additional renewable diesel plants in Western U.S. are scheduled to begin production in late 2022. In addition, the new crop beans appear to contain above average oil and protein content and are easier to process than last year’s crop. Transportation issues, however, will most likely provide the greatest challenges moving forward which could affect our operations and financial performance. High diesel fuel costs are having a crippling effect in every sector. The potential for a railroad strike and other operating challenges also loom on the horizon for the railroads. Lastly, extremely low water levels in the major U.S. river systems are contributing to the overall transportation and supply chain issues, causing disruptions never seen before in the U.S. Long term, we continue to take additional steps toward the plan of building a crushing plant near Mitchell, South Dakota.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2022 and 2021

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021
	$	% of Revenue	$	% of Revenue
Revenue	$184,725,873	100.0	$147,796,292	100.0
Cost of revenues	(172,733,989)	(93.5)	(131,800,191)	(89.2)
Gross profit	11,991,884	6.5	15,996,101	10.8
Operating expenses	(1,249,945)	(0.7)	(1,220,595)	(0.8)
Interest expense	(638,690)	(0.3)	(470,522)	(0.3)
Other non-operating income (expense)	331,933	0.2	162,306	0.1

Net income	$10,435,182	5.6	$14,467,290	9.8
Revenue – Revenue increased $36.9 million, or 25.0%, for the three-month period ended September 30, 2022, compared to the same period in 2021. The increase in revenue was primarily due to increases in the average sales price of refined soybean oil and soybean meal. The average sales price of soybean oil increased approximately 17% in the three months ended September 30, 2022 from the same period in 2021, due to surging demand from the renewable diesel and food sectors. The average sales price of soybean meal increased 19% during the three months ended September 30, 2022, compared to the same period in 2021, due to drought conditions in Argentina as well as North America. A severe drought in Argentina, which is responsible for almost 30% of the world's soybean meal exports, shifted demand for meal to the U.S., allowing producers like us to benefit from increased export opportunities.
Gross Profit/Loss – Gross profit decreased $4.0 million, or 25.0%, for the three months ended September 30, 2022, compared to the same period in 2021. The decrease in gross profit was primarily due to a $9.2 million decrease in net gains (loss) recognized on derivative activities and a $1.1 million increase in production costs. During the three-month period ended September 30, 2022, we recognized $5.6 million in net gains (losses) on derivative activities, compared to $14.8 million during the same period in 2021. The increase in production costs was largely due to increased maintenance expenses in 2022. Partially offsetting the decrease in net gains on derivatives and increase in production costs was an increase in profitability due to surging oil demand from the renewable diesel sector as more diesel plants open.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, remained relatively constant during the three-month period ended September 30, 2022, compared to the same period in 2021.
Interest Expense – Interest expense increased $168,000, or 35.7%, during the three months ended September 30, 2022, compared to the same period in 2021. The increase in interest expense was due to an increase in interest rates on our senior debt with CoBank and borrowings from our lines of credit. As of September 30, 2022, the interest rate on our revolving long-term loan was 5.54%, compared to 2.54% as of September 30, 2021. Partially offsetting the increase in interest rates was a $13.6 million (19.0%) decrease in borrowings from our lines of credit. The average debt level during the three-month period ended September 30, 2021 was approximately $58.0 million, compared to $71.6 million during the same period in 2021.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, improved $170,000 during the three months ended September 30, 2022, compared to the same period in 2021. The increase in other non-operating income was due to a $285,000 improvement in gains (losses) on our interest rate hedge instruments. During the three-month period ended September 30, 2022, gains on interest rate hedges totaled $348,000, compared to $63,000 during the same period in 2021. The increase in gains on our interest rate hedges was partially offset by a decrease in gains from the sales of property and equipment. For the three months ended September 30, 2021, we recorded gains on the sales of property and equipment of $94,000, compared to $0 during the same period in 2022.

Net Income/Loss – During the three-month period ended September 30, 2022, we generated a net income of $10.4 million, compared to $14.5 million for the same period in 2021. The $4.1 million decrease was primarily attributable to a decrease in gross profit.
Comparison of the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	$	% of Revenue	$	% of Revenue
Revenue	$531,698,305	100.0	$431,696,940	100.0
Cost of revenues	(476,328,311)	(89.6)	(405,925,495)	(94.0)
Gross profit	55,369,994	10.4	25,771,445	6.0
Operating expenses	(4,124,844)	(0.8)	(3,295,243)	(0.8)
Interest expense	(1,574,020)	(0.3)	(1,280,832)	(0.3)
Other non-operating income (expense)	1,825,990	0.3	622,069	0.1

Net income	$51,497,120	9.7	$21,817,439	5.1
Revenue – Revenue increased $100.0 million, or 23.2%, for the nine-month period ended September 30, 2022, compared to the same period in 2021. The increase in revenues was primarily due to an increase in the average sales price of refined soybean oil. The average sales price of soybean oil increased approximately 38% in the nine months ended September 30, 2022 from the same period in 2021, due to surging demand from the renewable diesel and food sectors.
Gross Profit/Loss – Gross profit increased $29.6 million, or 114.9%, for the nine months ended September 30, 2022, compared to the same period in 2021. The increase in gross profit was primarily due to increased demand for oil from the renewable diesel sector as more diesel plants were opened in the U.S.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $830,000, or 25.2%, during the nine-month period ended September 30, 2022, compared to the same period in 2021. The increase was primarily due to increases in personnel costs.
Interest Expense – Interest expense increased $293,000, or 22.9%, during the nine months ended September 30, 2022, compared to the same period in 2021. The increase in interest expense was due to an increase in interest rates on our senior debt with CoBank. As of September 30, 2022, the interest rate on our revolving long-term loan was 5.54%, compared to 2.94% as of September 30, 2021.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, increased $1,204,000 during the nine-month period ended September 30, 2022, compared to the same period in 2021. The increase in other non-operating income was due to a $999,000 increase in gains on our interest rate hedge instruments and a $335,000 increase in patronage dividend income. During the nine-month period ended September 30, 2022, gains on interest rate hedges totaled $1,134,000, compared to $135,000 during the same period in 2021. We also received $700,000 in patronage distributions from CoBank, a cooperative lender of which we are a member, during the nine months ended September 30, 2022, compared to $365,000 during the same period in 2021.
Net Income/Loss – During the nine-month period ended September 30, 2022, we generated a net income of $51.5 million, compared to $21.8 million for the same period in 2021. The $29.7 million increase was primarily attributable to an increase in gross profit and other non-operating income.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two revolving lines of credit which are discussed below under “Indebtedness.” On September 30, 2022, we had working capital, defined as current assets less current liabilities, of approximately $63.8 million, compared to $37.5 million on September 30, 2021. Working capital increased $26.3 million between periods primarily due to increases in net income during that period. Based on current plans, we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Nine Months Ended September 30, 2022 and 2021

	2022	2021
Net cash provided by (used for) operating activities	$(27,233,881)	$(39,899,796)
Net cash provided by (used for) investing activities	(6,329,648)	(7,004,786)
Net cash provided by (used for) financing activities	33,263,945	43,588,663
Cash Flows Used For Operations
The $12.7 million decrease in cash flows used for operating activities was largely due to a $29.7 million increase in net income and an $8.0 million decrease in inventory. During the nine-month period ended September 30, 2022, our inventories increased by $51.1 million, compared to a $59.1 million increase during the same period in 2021. Partially offsetting the changes in net income and inventory was a $14.5 million decrease in accrued commodity purchases and an $11.0 million increase in net gains on derivative activities. Accrued commodity purchases increased $0.3 million during the nine-month period ended September 30, 2022, compared to $14.8 million during the same period in 2021. During the nine months ended September 30, 2022, we recognized $12.9 million in gains on derivative activities, compared to $1.9 million during the same period in 2021.
Cash Flows Used For Investing Activities
The $0.7 million decrease in cash flows used for investing activities during the nine-month period ended September 30, 2022, compared to the same period in 2021, was due to a $1.0 million decrease in capital improvements. During the nine months ended September 30, 2022, we spent $6.2 million on capital improvements, compared to $7.2 million during the same period in 2021.
Cash Flows Provided By (Used For) Financing Activities
The $10.3 million decrease in cash flows provided by financing activities was principally due to a $12.5 million decrease in net proceeds on borrowings and a $7.9 million increase in cash distributions to our members during the nine-month period ended September 30, 2022, compared to the same period in 2021. During the nine months ended September 30, 2022, net proceeds on borrowings increased $36.6 million, compared to $49.1 million during the same period in 2021. Partially offsetting the increase was a $10.1 million increase in the excess of outstanding checks over the bank balance during the nine months ended September 30, 2022. The change in the excess of outstanding checks over bank balance increased $14.0 million during the nine-month period ended September 30, 2022, compared to $3.9 million in the same period in 2021.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum, or $14.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $2.0 million every six months until the credit line’s maturity on March 20, 2026. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $14.0 million and $16.9 million as of September 30, 2022 and December 31, 2021, respectively. Under this loan, there were no additional funds available to borrow as of September 30, 2022.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. The maximum we may borrow under this line is $85.0 million until the loan's maturity on December 1, 2022. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of September 30, 2022 and December 31, 2021, the principal balance outstanding on this credit line was $39.5 million and $0, respectively, allowing us to borrow an additional $45.5 million as of September 30, 2022.

Both the revolving and seasonal loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on both loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan was 5.54% and 2.56% as of September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022 and December 31, 2021, the interest rate on the seasonal loan was 5.24% and 2.31%, respectively. We were in compliance with all covenants and conditions under the loans as of September 30, 2022.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$15,475,000	$4,720,000	$8,700,000	$2,055,000	$—

Operating Lease Obligations	19,783,000	2,964,000	4,725,000	3,890,000	8,204,000

Totals	$35,258,000	$7,684,000	$13,425,000	$5,945,000	$8,204,000
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
As of September 30, 2022, we had $0 in fixed rate debt outstanding and $99.0 million of variable rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $990,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2022.
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
Item 1A. Risk Factors.
During the quarter ended September 30, 2022, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2021 Annual Report on Form 10-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 10, 2022	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 10, 2022	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)