Form 10-K
period 2022-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2023-03-30
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
☐    Yes       ☒   No

The aggregate market value of the registrant’s Class A units held by non-affiliates at June 30, 2022 was approximately $198,160,025 computed by reference to the most recent public offering price on Form S-1. The registrant's Class A units are not listed on an exchange or otherwise publicly traded. Additionally, the Class A units are subject to significant restrictions on transfer under the registrant's operating agreement.

As of the day of this filing, there were 30,411,500 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year (December 31, 2022).

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical in nature. We have tried to identify these forward-looking statements by using words including "may," "will," "should," "could," "expect," "anticipate," "believe," "plan," "intend," "estimate," "continue" and similar expressions. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 1A. Risk Factors," as well as "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K, including:
•The effect of weather conditions and the impact of crop and animal disease on our business;
•General economic conditions impacting the availability and price of soybeans and natural gas;
•The impact of global and regional economic, agricultural, financial and commodities market, political, social and health conditions;
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
In light of these risks, uncertainties and assumptions, you should not place undue reliance on any forward-looking statements contained in this Annual Report on Form 10-K. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Annual Report on Form 10-K not to occur. Except as otherwise required by federal securities law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason after the date of this Annual Report on Form 10-K.
PART I
Item 1. Business.
Overview
South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) owns and operates a soybean processing plant and a soybean oil refinery in Volga, South Dakota, which has been operating since 1996 and 2002, respectively. We also own and operate an oilseed processing plant near Miller, South Dakota, which has been operating since 2015. On February 9, 2022, we announced plans to construct a new oilseed processing plant near Mitchell, South Dakota, which we expect to be operational in 2025.
We are owned by approximately 2,200 members, most of whom reside in South Dakota and neighboring states and many of whom deliver and sell soybeans to our plants for processing.

Our core business consists of processing locally grown soybeans into soybean meal and soybean oil. We sell the soybean meal primarily to resellers, feed mills, and livestock producers as livestock feed. We market and sell multiple grades of soybean oil in either crude or refined format. Crude and refined soybean oil are marketed and sold to the food, biodiesel and chemical industries. Under certain market conditions, we may register and deliver warehouse receipts for crude oil under specific terms and conditions of a Chicago Board of Trade (CBOT) soybean oil futures contract.
We strive to maintain a competitive position in the marketplace by producing high quality products, operating a highly efficient operation, and adding value to our core products to capture larger margins. We continue to research ways to improve overall efficiencies by analyzing new methods of vertical integration, adding value to our products through further investment in processing, and studying new applications for our products in the food and energy fields. Although a primary objective is to maximize the issuance of cash distributions to our members from profits generated from operations, we recognize the need to maintain our financial strength by reinvesting and making capital improvements in our operations' facilities.
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
We began processing soybeans into soybean meal, crude soybean oil, and soybean hulls in 1996. Since this time we have made significant capital improvements and expanded our business to include the development of vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil. In 2011, we completed the construction and start-up of a deodorizer at our facility, which allows us to deodorize refined soybean oil and sell the oil directly to customers in the food industry. In 2014, we purchased an oilseed processing plant located near Miller, South Dakota, approximately 100 miles west of our main facility in Volga. The Miller plant has allowed us to expand into new markets by processing identity-preserved soybeans, including non-genetically modified organisms (GMO) and organic soybeans. On February 9, 2022, we announced plans to construct a third oilseed processing plant near Mitchell, South Dakota, which is expected to be operational in 2025.
Industry Information
Global soybean production is concentrated in the U.S., Brazil, Argentina and China. The United States Department of Agriculture (“USDA”) reported that, for the 2022 crop year, the U.S. produced approximately 4.35 billion bushels of soybeans, or approximately 30% of estimated world production, with Brazil producing 5.6 billion bushels and Argentina producing 1.5 billion bushels. Global production may fluctuate year-to-year due to any number of factors, including but not limited to, weather, government policy, economic conditions, and commodity prices. Similarly, global soybean consumption may fluctuate year to-year due to any number of factors including, but is not limited to, economic conditions, global health concerns, population growth and international trade policy. Soybeans are a staple commodity used pervasively across the globe; thus,any contractions in consumption may only be temporary as historically has been the case.
The soybean processing industry converts soybeans into three principal products: soybean meal, soybean hulls, and soybean oil. A bushel of soybeans, weighing approximately 60 pounds, typically yields, after processing, approximately forty-four pounds of meal, four pounds of hulls, and eleven pounds of crude oil. Soybean meal and hulls are mostly used by livestock producers and the fish farming industry as feed. Soybean oil is sold in multiple grades, and is used in the food, petroleum and chemical industries. The food industry uses soybean oil in, among others, cooking and salad dressings, baking and frying fats, and butter substitutes.
Soybean processing facilities are generally located close to adequate sources of soybeans and where there is a strong demand for soybean meal. Soybean meal is predominantly fed to and consumed by poultry and swine in the U.S. On average, exports of soybean meal account for 20% to 30% of total production. The USDA estimates that approximately 51% of soybeans produced in the U.S. are processed domestically, 46% are exported as whole soybeans, and 3% are retained for seed and residual use.

Soybean oil refineries are generally located close to soybean processing plants. Soybean oil is shipped throughout the U.S. and for export. The USDA estimates that approximately 54% of domestic soybean oil production is used in food, feed and industrial applications, 4% in biofuels production, and 3% for export for various uses.
The soybean industry continues to introduce soy-based products as substitutes for various petroleum-based products including lubricants, plastics, ink, crayons and candles. Soybean oil is converted to biofuels such as biodiesel or renewable diesel. Biodiesel and renewable diesel, substitutes for standard, petroleum-based diesel fuel, has experienced rapid growth recently following the expansion of the Renewable Fuel Standard (RFS) program and resumption of the biodiesel blenders’ tax credit.
Soybean crushing and refining margins are generally cyclical in nature. The price of soybeans may fluctuate substantially from year to year, whereas the price of meal and oil generally tracks that of soybeans, although not necessarily on a one-for-one basis; therefore, margins can be variable.
Raw Materials and Suppliers
We purchase soybeans for processing from local soybean producers and elevators. The State of South Dakota and the upper Midwest, historically has produced and provided an adequate supply of soybean for our procurement and the soybean processing industry in general. In 2022, agricultural producers in South Dakota grew and harvested 197 million bushels of soybeans, ranking South Dakota ninth among the top producing states in the U.S., as illustrated in the following table:

State	Production (bushels)
Illinois	685 million
Iowa	591 million
Minnesota	369 million
Indiana	344 million
Missouri	290 million
Nebraska	285 million
Ohio	279 million
North Dakota	203 million
South Dakota	197 million
Arkansas	167 million
Producers in South Dakota, by comparison, grew and harvested approximately 223 million bushels in 2021, 224 million bushels in 2020, 146 million bushels in 2019, and 275 million bushels in 2018. Of this amount, we processed 34.5 million bushels in 2022, compared to 34.9 million bushels in 2021, 34.3 million bushels in 2020, 33.0 million bushels in 2019, and 33.2 million bushels in 2018. We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather, changes in government programs, and competition from other processors and export markets.
Products and Services
We process soybeans at our two crushing plants which extract the soybean oil from the protein and fiber portions of the soybean. Approximately 80% of a soybean bushel is processed and sold as soybean meal or hulls, with the remaining 20% extracted as crude soybean oil.
Sales, Marketing and Customers
Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. The meal is primarily sold to customers in the local area (typically within 200 miles of our Volga facility), Western U.S., and Canada. Our crude soybean oil is sold to refining companies for further processing or refined at our facilities and sold directly to the food industry for human consumption, or to the biofuel industry as transportation fuel.

In 2022, our percentage of sales by quantity of product sold within various markets is illustrated by the following table:

Market	Soybean Meal	Crude Soybean Oil	Refined Oil
Local	51%	100%	23%
Other U.S. States	17%	—%	68%
Export	32%	—%	9%
Over half of our products are shipped by rail, the service of which is provided by the Rapid City, Pierre & Eastern (RCP&E) rail line, owned and operated by Genesee & Wyoming, Inc., which connects to the Burlington-Northern Santa Fe, Canadian Pacific (CP), and the Union Pacific rail lines.
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
We are one of two operating soybean processing companies in South Dakota. AGP operates a processing facility in Aberdeen, South Dakota, approximately 160 miles from our Volga facility. Our processing facilities represent approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. We continue to maintain a competitive position in the market by producing high quality products and operating highly efficient operations at the lowest possible cost. Adding value to our products is a consistent objective. We are a principal investor in Prairie AquaTech, a company engaged in the research, development and production of high quality protein ingredients derived from soybeans. Our investment led to the construction and operation of a production facility immediately adjacent to our Volga plant in 2019.
Utilities
Volga, South Dakota
We use natural gas and electricity to operate the crushing and refining plants in Volga, South Dakota. Natural gas is used for processing heat and for drying soybeans. Our natural gas provider is NorthWestern Corporation, Sioux Falls, South Dakota. We are at risk to adverse price fluctuations in the natural gas market, but we have the capability to use fuel oil and biofuel as a backup to natural gas in the event of delivery interruption or market conditions dictate. We also employ forward contracting to offset some of this risk. Our electricity provider is the City of Volga, South Dakota.
Miller, South Dakota
We use electricity and propane to operate the mechanical press plant in Miller, South Dakota, as natural gas distribution lines are not located in the area. Our electricity provider is NorthWestern Corporation, Sioux Falls, South Dakota, and CHS Farmers Alliance, Mitchell, South Dakota, is our propane provider.

Employees
We currently employ approximately 120 individuals, all but six of whom are full-time. We have no unions or other collective bargaining agreements.
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
Item 1A. Risk Factors.
We are affected by changes in commodity prices. Our revenues, earnings and cash flows are affected by market prices for commodities such as crude petroleum oil, natural gas, soybeans, and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of soybean supply, government regulation and policies, and general political and economic conditions. In addition, we are exposed to the risk of nonperformance by counterparties to contracts. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than the current market prices.
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
Our business and operations may be affected by weather conditions that are outside of our control. For example:
•Weather conditions during the spring planting season and early summer crop nutrient and crop protection application season affect product volumes and profitability.

•Adverse weather conditions, such as heavy snow or rainfall and any flooding that results, may cause delays in or prevent soybeans from being planted which could affect our ability to procure soybeans for production and increase costs.
•Changes in weather patterns and conditions, including changes in rainfall and storm patterns and intensities, water shortages, and temperature levels, could adversely impact our costs and business operations; the location, cost and competitiveness of commodity agricultural production, related storage and processing facilities; and demand for agricultural commodities. These effects could significantly reduce demand for the products we sell to or buy from agricultural producers and local elevators, and therefore could adversely impact our business.
Our business and operations could be adversely affected by contagious diseases and outbreaks. Outbreaks of contagious diseases and other adverse public health developments could have an adverse effect on our business. COVID-19, for example, created a widespread health crisis in 2020 that affected the economies and financial markets of the U.S. and other countries, and had an effect on the demand for our products and services. The extent to which COVID-19 may affect our business in the future will depend on various factors, including the extent of any reoccurrence of the virus and the type and duration of actions that may be taken by various governmental authorities in response to any new outbreak and its impact on the U.S. and the global economy.
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
We could be affected by inflation which could have a material and adverse effect on our business. We have experienced and anticipate continued effects of inflation on costs such as soybeans, materials, labor, natural gas, and electricity. In response to inflationary pressures, the U.S. Federal Reserve has raised interest rates, which has resulted in uncertainty and volatility in financial markets and increased borrowing costs under our revolving credit facilities. Inflation and its impacts, many of which are beyond our control, could escalate in the future. We may be unable to pass on all of our increased costs as a result of inflation to customers. Accordingly, inflationary pressures could have a material and adverse effect on our business.
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
We are dependent on our management and other key personnel, and the loss of their services may adversely affect our business. Our success and business strategy is dependent in large part on our ability to attract and retain key management and operating personnel. This can present particular challenges for us, because we operate in a specialized industry and our business is located in a rural area. Key employees are in high demand and are often subject to competing employment offers in the agricultural value-added industries within the local and regional area. Any loss of the key employees or the failure of these individuals to perform their job functions in a satisfactory manner would have a material adverse effect on our business operations and prospects.
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
Our profitability is influenced by the protein and moisture content of the soybeans in the local growing area. The northern portion of the western soybean belt, where our two soybean crushing plants are located, typically produces a lower protein content soybean, resulting in a lower protein soybean meal. Because lower protein soybean meal is sold at a lower price, we may not be able to operate as profitably as soybean processing plants in other parts of the country. If adverse weather conditions further reduce the protein content of the soybeans grown in our area, our business may be materially harmed because we will be required to sell our soybean meal at discounted prices to our customers.
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
Increases in the production of soybean meal or oil could result in lower prices for soybean meal or oil and have other adverse effects. New and existing soybean processing and refining plants are expected to be constructed or expanded in the near future. The increased expansion is expected to add approximately 750 million bushels in crush capacity per year within the next two to three years. Without a corresponding increase in the demand for soybean meal and oil, increased soybean meal and oil production may lead to lower prices for soybean meal and oil which could adversely affect our business.
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
At our Volga facility, we own the land, consisting of 98 acres, on which most of our infrastructure and physical properties rest. Our facilities consist of a soybean processing plant, a soybean oil refinery and deodorizer, a quality control laboratory, and administrative and operations buildings.

At our Miller facility, we own the land, consisting of approximately 24 acres, on which our soybean processing plant and operations building rest.
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
Item 4. Mine Safety Disclosures.
None.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of December 31, 2022 and March 1, 2023, there were 2,213 members of record and a total of 30,411,500 Class A capital units issued and outstanding. We did not make any repurchases of Class A units during the fiscal year 2022.
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

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Matched
First Quarter 2021	$3.23	$3.40	$3.37	141,750
Second Quarter 2021	$3.39	$4.26	$3.80	108,750
Third Quarter 2021	$4.31	$4.83	$4.58	82,250
Fourth Quarter 2021	$4.29	$4.55	$4.31	64,000
First Quarter 2022	$4.46	$6.53	$5.14	107,500
Second Quarter 2022	$5.98	$6.56	$6.29	165,000
Third Quarter 2022	$6.65	$7.51	$6.89	34,500
Fourth Quarter 2022	$7.59	$8.38	$7.66	86,000
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
Distributions to Members
We issued to our members a cash distribution of $17.3 million (57.0¢ per capital unit) and $9.4 million (31.0¢ per capital unit) in the years ended December 31, 2022 and 2021, respectively. On January 31, 2023, our board of managers approved a cash distribution to our members of approximately $36.5 million (120.0¢ per capital unit), which was issued to our members on or about February 2, 2023. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement and distribution policy. Distributions are also subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.
Item 6. Selected Financial Data.
The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Eide Bailly LLP.

	2022	2021	2020	2019	2018
Bushels processed	34,465,628	34,876,323	34,306,674	33,045,418	33,232,663
Statement of Operations Data:
Revenues	$721,532,329	$590,150,153	$415,025,765	$371,275,766	$391,764,683
Costs & expenses:
Cost of goods sold	(648,116,685)	(556,675,807)	(395,772,460)	(356,475,930)	(362,601,571)
Operating expenses	(5,669,426)	(4,590,227)	(3,819,645)	(3,624,306)	(3,834,845)
Operating profit (loss)	67,746,218	28,884,119	15,433,660	11,175,530	25,328,267
Non-operating income (loss)	1,922,642	758,163	1,239,018	723,812	1,448,980
Interest expense	(2,204,759)	(1,634,367)	(1,090,951)	(919,157)	(897,942)
Income tax benefit (expense)	—	—	—	(600)	(1,960)
Income (loss) from continuing operations	67,464,101	28,007,915	15,581,727	10,979,585	25,877,345
Gain (loss) on discontinued operations	—	—	—	—	—
Net income (loss)	$67,464,101	$28,007,915	$15,581,727	$10,979,585	$25,877,345
Weighted average capital units outstanding	30,419,000	30,419,000	30,419,000	30,419,000	30,419,000
Net income (loss) per capital unit	$2.218	$0.921	$0.512	$0.361	$0.851

	2022	2021	2020	2019	2018
Balance Sheet Data:
Working capital	$76,001,793	$37,448,081	$31,391,916	$21,322,260	$19,425,996
Net property, plant & equipment	74,559,969	72,532,608	64,231,194	64,517,204	59,068,014
Total assets	311,196,770	245,286,123	225,823,047	158,104,992	144,854,183
Long-term obligations	26,110,157	20,122,452	23,613,702	15,307,727	5,796,382
Members’ equity	163,538,676	113,414,905	94,836,880	85,947,333	90,177,248
Other Data:
Capital expenditures	$7,754,541	$13,442,955	$4,652,368	$10,066,719	8,026,131
Distributions to members	$17,338,830	$9,429,890	$6,692,180	$15,209,500	$5,075,303
Distributions to members per capital unit	$0.570	$0.310	$0.220	$0.500	$0.167
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
Overview and Executive Summary
In 2022, we had a record net income of $67.5 million, an increase of $39.5 million from our previous record in 2021. The oil markets continued to be the main driving factor for our strong margins, as high demand for oil from the food, fuel and export sectors increased margins to record levels. The meal markets pushed margins even higher, as markets were exceptionally strong due to high domestic and export demand. Demand for soybean hulls, moreover, was robust, because elevated hay prices in southern and western U.S., following a drought, caused producers to seek alternative feed products.
The increased demand for soybean oil has continued to drive margins and expansion of the soybean processing industry in the U.S. In direct response to this growth, we announced in February of 2022 our plans to construct a new oilseed processing plant near Mitchell, South Dakota. Once operational, the Mitchell plant will be capable of processing not only soybeans but other crops, like sunflowers, containing a much higher percentage of oil. We also believe the plant's location will be ideally suited to access higher oil seeds increasingly being grown west of the proposed plant site and is near growing hog production which will provide an additional outlet for the sale of meal. Subject to obtaining sufficient financing, we plan to start construction of this plant this fall and begin operations in late 2025.
Looking ahead in 2023, oil demand is expected to rebound from a slight decrease in the fourth quarter of 2022, as operations improve at renewable diesel refineries and additional capacity comes online. Domestic meal demand may decrease some, but exports should remain strong due to reduced competition from Argentine processors. Soybean production in Argentina is projected to be impacted by drought conditions which in turn will lower supplies of local soybeans available to the Argentine crushing industry. The reduced crop in Argentina will be partially offset by strong soybean production in Brazil. In addition, CBOT crushing margins in 2023 should remain elevated due to relatively high soybean oil prices as compared to soybean prices.

Results of Operations
Comparison of Years Ended December 31, 2022 and 2021

	Year Ended December 31, 2022		Year Ended December 31, 2021
	$	% of Revenue	$	% of Revenue
Revenue	$721,532,329	100.0	$590,150,153	100.0
Cost of revenues	(648,116,685)	(89.8)	(556,675,807)	(94.3)
Operating expenses	(5,669,426)	(0.8)	(4,590,227)	(0.8)
Other income (expense)	(282,117)	—	(876,204)	(0.1)
Income tax (expense), net	—	—	—	—
Net income (loss)	$67,464,101	9.4	$28,007,915	4.7
Revenue – Revenue increased $131.4 million, or 22.3%, for the year ended December 31, 2022, compared to the same period in 2021. The increase in revenues was primarily due to an increase in the average sales price of refined soybean oil. The average sales price of soybean oil increased approximately 32% from 2021 to 2022, due to surging demand from the renewable diesel and food sectors.
Gross Profit/Loss – Gross profit increased $39.9 million, or 119.3%, for the year ended December 31, 2022, compared to 2021. The increase in gross profit was primarily due to increased demand for oil from the renewable diesel sector as more diesel plants were opened in the U.S. Partially offsetting the increase in gross profit was a $4.6 million, or 14.5%, increase in production costs in 2022, compared to 2021. The increase in production costs was due to increases in costs of personnel, maintenance, utilities and chemicals mostly from inflation and supply shortages.
Operating Expenses – Administrative expenses, including selling, general and administrative expenses, increased approximately $1.1 million, or 23.5%, during the year ended December 31, 2022, compared to the same period in 2021. The increase was primarily due to an increase in personnel costs.
Interest Expense – Interest expense increased $570,000, or 34.9%, during the year ended December 31, 2022, compared to the same period in 2021. The increase in interest expense was due to an increase in interest rates on our senior debt with CoBank. As of December 31, 2022, the interest rate on our revolving long-term loan was 6.85%, compared to 2.56% as of December 31, 2021. The increase in interest expense was partially offset by a $3.3 million decrease in borrowings from our lines of credit, as we borrowed less due to improved profitability and less capital improvements. The average debt level during 2022 was approximately $58.3 million, compared to $61.6 million in 2021.
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, increased $1.2 million, or 154.6%, for the year ended December 31, 2022, compared to the same period in 2021. The increase in other non-operating income was due to a $846,000 increase in gains on our interest rate hedge instruments and a $335,000 increase in patronage dividend income. During the year ended December 31, 2022, gains on interest rate hedges totaled $1,092,000, compared to $246,000 during the same period in 2021. We also received $700,000 in patronage distributions from CoBank, a cooperative lender of which we are a member, during 2022, compared to $365,000 during the same period in 2021.
Net Income/Loss – We generated a net income of $67.5 million during the year ended December 31, 2022, a $39.5 million increase from 2021. The increase is primarily attributable to an increase in gross profit and other non-operating income.

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
Revenue – Revenue increased $175.1 million, or 42.2%, for the year ended December 31, 2021, compared to the same period in 2020. The increase in revenues was primarily due to increases in the average sales prices of all soybean products, especially refined soybean oil. The average sales price of soybean oil increased approximately 75% from 2020 to 2021, primarily due to surging demand for soybean oil from the renewable diesel and food sectors. In addition, soybean meal prices increased approximately 21% during the year ended December 31, 2021, largely due to concerns about prospects of a heavily diminished soybean supply prior to the 2021 harvest which resulted from strong demand in the soybean export sector.
Gross Profit/Loss – Gross profit increased $14.2 million, or 73.9%, for the year ended December 31, 2021, compared to the same period in 2020. The increase in gross profit was primarily due to surging in demand for oil from the renewable diesel sector as more diesel plants were opened. In addition, the quantity and quality of soybeans grown in the U.S., especially in our local procurement area, improved in 2021 from 2020 because of more favorable weather conditions.
Operating Expenses – Administrative expenses, including selling, general and administrative expenses, increased approximately $771,000, or 20.2%, during the year ended December 31, 2021, compared to the same period in 2020. The increase was primarily due to increases in personnel costs and professional fees.
Interest Expense – Interest expense increased $543,000, or 49.8%, during the year ended December 31, 2021, compared to the same period in 2020. The increase in interest expense was primarily due to an increase in borrowings from our lines of credit, as we borrowed more due to higher commodity prices and to pay for capital improvements. The average debt level during 2021 was approximately $61.6 million, compared to $32.9 million in 2020.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and borrowings under our two revolving lines of credit which are discussed below under “Indebtedness.” On December 31, 2022, we had working capital, defined as current assets less current liabilities, of approximately $76.0 million, compared to working capital of $37.4 million on December 31, 2021. Working capital increased between periods primarily due to increases in net income in 2022. Based on current plans, we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.

Comparison of the Years Ended December 31, 2022 and 2021

	2022	2021
Net cash from (used for) operating activities	$27,431,814	$18,016,268
Net cash (used for) investing activities	(9,951,071)	(13,237,991)
Net cash from (used for) financing activities	(17,447,782)	(7,595,489)
Cash Flows From (Used For) Operating Activities
The $9.4 million increase in cash flows from operating activities was largely due to a $39.5 million increase in net income. Partially offsetting the increase in net income was a $13.7 million increase in inventories and a $9.0 decrease in net loss on derivative activities. During the year ended December 31, 2022, our inventories increased by $40.6 million, compared to a $26.9 million increase during the same period in 2021. In 2022, we recognized $1.0 million in losses on derivative activities, compared to $10.0 million in losses during the same period in 2021.
Cash Flows From (Used For) Investing Activity
The $3.2 million decrease in cash flows used for investing activities between 2022 and 2021 was due to a decrease in capital improvements in 2022. In 2022, we spent approximately $10.1 million on capital improvements to enhance the quality and efficiency of operations, compared to $13.4 million in 2021.
Cash Flows From (Used For) Financing Activity
The $9.8 million increase in cash flows used for financing activities was due to a $7.9 million increase in cash distributions to members in 2022, compared to 2021. In 2022, we distributed $17.3 million to our members, compared to $9.4 million in 2021.
Comparison of the Years Ended December 31, 2021 and 2020

	2021	2020
Net cash from operating activities	$18,016,268	$14,206,832
Net cash used for investing activities	(13,237,991)	(4,949,271)
Net cash used for financing activities	(7,595,489)	(6,231,292)
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
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum, or $14.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $2.0 million every six months until the credit line’s maturity on March 20, 2026. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $8.8 million and $16.9 million as of December 31, 2022 and 2021, respectively. Under this loan, $5.2 million was available to be borrowed as of December 31, 2022.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. Prior to the amendments described below, the maximum we could borrow under this line was $85.0 million until the loan's maturity on February 1, 2023. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of December 31, 2022 and 2021, the principal balance outstanding on this credit line was $0.1 million and $0, respectively, allowing us to borrow an additional $84.9 million as of as of December 31, 2022.
On January 31, 2023 and March 3, 2023, we amended our seasonal loan with CoBank. Under the January 31st amendment, the principal amount that we could borrow decreased from $85.0 million to $75.0 million and under the March 3rd amendment, the principal amount that we can borrow increased to $85.0 million until the loan's new maturity on December 1, 2023. All other material items and conditions under the credit agreement, and subsequent amendments to such agreement, remain the same following these amendments.
Both the revolving and seasonal loans with CoBank are set up with a variable rate option. The variable rate is set by CoBank and changes weekly on the first business day of each week. We also have a fixed rate option on both loans allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan is 6.85% and 2.56% as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the interest rate on the seasonal loan is 6.55% and 2.31%, respectively. We were in compliance with all covenants and conditions under the loans as of December 31, 2022.
On April 20, 2020, we entered into an unsecured promissory note for $1,215,700 under the U.S. Small Business Administration's Paycheck Protection Program (“PPP Loan“), a loan program created under the Coronavirus Aid, Relief and Economic Security (the "CARES Act"). The PPP Loan, which would have matured on July 20, 2022 and had a 1.0% interest rate, was made through First Bank & Trust, N.A., Brookings, South Dakota. The PPP Loan has since been forgiven in full by the SBA, with $1,205,700 being forgiven in November 2020, and $10,000 being forgiven in February 2021.
Capital Expenditures
We made a total of $7.8 million in capital expenditures on property and equipment in 2022 compared to approximately $13.4 million in 2021. Improvements were made to enhance the quality and efficiency of our soybean crushing facility and oil refinery in Volga, South Dakota, and our oilseed processing plant near Miller, South Dakota. Depending upon profitability, we anticipate spending between $8.0 million and $16.0 million for capital improvements in 2023, which will be financed from cash flows from operating activities and long-term debt financing.
In February 2022, we announced plans to construct a multi-seed processing plant near Mitchell, South Dakota. In September 2022, we entered into a capital contribution and commitment agreement with High Plains Partners, LLC, a related party company that will invest and own an equity interest in the new processing facility. Per the agreement, we will transfer all rights, title and interest to all of the tangible and intangible development rights, including engineering, permitting, studies, records, etc., held by us in exchange for equity in High Plains Partners, LLC. We also committed to invest at least another $70.0 million for additional equity in the entity, which will be primarily financed from cash flows from long-term debt financing. Operation of the facility is expected to begin in late 2025.
Off Balance Sheet Financing Arrangements
We do not utilize variable interest entities or other off-balance sheet financial arrangements.

Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$10,064,000	$310,000	$5,504,000	$4,250,000	$—

Operating Lease Obligations	26,245,000	3,642,000	6,393,000	5,382,000	10,828,000

Total	$36,309,000	$3,952,000	$11,897,000	$9,632,000	$10,828,000
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
As of December 31, 2022, we had $0 in fixed rate debt and $99 million in variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $990,000 per year.
Item 8. Financial Statements and Supplementary Data.
Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and financial statements and schedules for the years ended December 31, 2022, 2021 and 2020.
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
As of December 31, 2022, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment using those criteria, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.
This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Item 9B. Other Information.
None.
PART III
Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a Definitive Proxy Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2022).
Part IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits and financial statements are filed as part of, or are incorporated by reference into, this report:
(a)(1)    Financial Statements — Reference is made to the “Index to Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the financial statements for the year ended December 31, 2022. The financial statements appear on page F-2 of this Report.
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

Exhibit Number	Description
3.1(i)	Articles of Organization
3.1(ii)	Operating Agreement, as amended and restated
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate
10.1	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002
10.2	Railroad Car Lease Agreements with Wells Fargo Rail Corporation, dated November 10, 2003 and November 25, 2003
10.3	Security Agreement with CoBank dated June 17, 2004
10.4	Credit Agreement with CoBank dated December 28, 2016
10.5	Amendment to Credit Agreement with CoBank dated March 28, 2017
10.6	Amendment to Credit Agreement with CoBank dated February 27, 2018
10.7	Amendment to Credit Agreement with CoBank dated January 28, 2020
10.8	Amendment to Credit Agreement with CoBank dated December 10, 2020
10.9	Amendment to Credit Agreement with CoBank dated December 14, 2021
10.10	Monitored Revolving Credit Supplement dated December 28, 2016
10.11	Amended and Restated Revolving Credit Promissory Note dated January 31, 2023 (*)
10.12	Amended and Restated Revolving Credit Promissory Note dated March 3, 2023 (*)
10.13	Amended and Restated Revolving Term Promissory Note dated April 27, 2022
10.14	Thomas Kersting Employment Agreement dated January 1, 2023
10.15	Mark Hyde Employment Agreement dated March 21, 2017
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (*)
32.1	Section 1350 Certification by Chief Executive Officer (*)
32.2	Section 1350 Certification by Chief Financial Officer (*)
____________________________________________________________________________

(*) Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	March 30, 2023	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 30, 2023		/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 30, 2023	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 30, 2023	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	March 30, 2023	By	/s/ Lewis Bainbridge
Lewis Bainbridge, Manager

Dated:	March 30, 2023	By	/s/ Mark Brown
Mark Brown, Manager

Dated:	March 30, 2023	By	/s/ Craig Converse
Craig Converse, Manager

Dated:	March 30, 2023	By	/s/ Wayne Enger
Wayne Enger, Manager

Dated:	March 30, 2023	By	/s/ Spencer Enninga
Spencer Enninga, Manager

Dated:	March 30, 2023	By	/s/ Gary Goplen
Gary Goplen, Manager

Dated:	March 30, 2023	By	/s/ Jeffrey Hanson
Jeffrey Hanson, Manager

Dated:	March 30, 2023	By	/s/ Jonathan Kleinjan
Jonathan Kleinjan, Manager

Dated:	March 30, 2023	By	/s/ Robert Nelsen
Robert Nelsen, Manager

Dated:	March 30, 2023	By	/s/ Michael Reiner
Michael Reiner, Manager

Dated:	March 30, 2023	By	/s/ Doyle Renaas
Doyle Renaas, Manager

Dated:	March 30, 2023	By	/s/ Adam Schindler
Adam Schindler, Manager

Dated:	March 30, 2023	By	/s/ Ned Skinner
Ned Skinner, Manager

Dated:	March 30, 2023	By	/s/ Craig Weber
Craig Weber, Manager

Dated:	March 30, 2023	By	/s/ Ronald Welter
Ronald Welter, Manager

South Dakota Soybean Processors, LLC

Financial Statements

December 31, 2022, 2021, and 2020

1

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

Opinion on the Financial Statements
We have audited the accompanying balance sheets of South Dakota Soybean Processors, LLC as of December 31, 2022 and 2021, and the related statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2022, 2021, and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to South Dakota Soybean Processors, LLC in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Inventory Basis Adjustment
Description of the Matter
As explained further in Notes 1, 3, 13 and 14 in the accompanying financial statements, fair value measurement for inventories carried at market value, which approximates net realizable value, and forward commodity purchase and sale contracts are based on exchange-quoted prices adjusted for differences in local markets and/or quality, referred to as basis. Fair values for forward commodity purchase and sales contracts are adjusted for location and quality differences (basis) because the exchange-quoted prices represent contracts that have standardized terms
3

for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The reported fair values as of December 31, 2022 for inventories, commodity contracts in an asset position, and commodity contracts in a liability position were $134.2 million, $11.0 million and $20.0 million, respectively.
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
The primary procedures we performed to address this critical audit matter included:
a.Gaining an understanding of management's process, controls, and methodology to develop the estimated fair values, including controls related to the identification and reasonableness of key assumptions and accuracy and completeness of the underlying data used in the determination of fair value.
b.Testing and evaluation of management's process and methodology for determining and developing the estimated fair values of inventories carried at market value and forward commodity purchase and sale contracts through evaluating (i) the reasonableness of the significant assumptions used by management including comparison of quoted commodity pricing to local and regional market conditions (ii) the historical adjustments to inventory balances as compared to the current year’s adjustment, and (iii) the completeness and accuracy of the underlying data supporting the basis adjustments.
c.Evaluating whether the assumptions used were reasonable by considering comparable basis adjustments used by management to local grain elevators and recent trade prices, including recently executed transactions, and whether such assumptions were consistent with evidence obtained in other areas of the audit.
d.Evaluating the adequacy of the financial statement disclosure related to the estimated fair value of inventories carried at market value and forward commodity purchase and sale contracts.
/s/ Eide Bailly LLP
We have served as South Dakota Soybean Processors LLC’s auditor since 2001. Gordon, Hughes & Banks, LLP, who joined Eide Bailly LLP in 2008, had served as the Company’s auditor from 2005 through 2008.
Fargo, North Dakota
March 30, 2023
4

South Dakota Soybean Processors, LLC
Balance Sheets
December 31, 2022 and 2021
___________________________________________________________________________________________________________________

	2022	2021
Assets
Current assets
Cash and cash equivalents	$866,699	$833,738
Trade accounts receivable	43,517,754	36,571,001
Inventories	134,246,154	95,066,385
Commodity derivative instruments	10,950,831	11,933,759
Margin deposits	5,603,930	2,099,626
Prepaid expenses	2,364,362	2,692,338
Total current assets	197,549,730	149,196,847

Property and equipment	140,903,867	133,919,053
Less accumulated depreciation	(66,343,898)	(61,386,445)
Total property and equipment, net	74,559,969	72,532,608

Other assets
Investments in related parties	14,576,910	10,764,310
Investments in cooperatives	1,705,549	1,559,800
Right-of-use lease asset, net	22,708,362	11,232,558
Other assets	96,250	—
Total other assets	39,087,071	23,556,668

Total assets	$311,196,770	$245,286,123

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$18,504,251	$10,698,239
Current maturities of long-term debt	—	2,902,473
Note payable - seasonal loan	138,165	—
Current operating lease liabilities	2,632,995	1,958,707
Accounts payable	2,245,339	1,931,911
Accrued commodity purchases	70,744,667	60,892,294
Commodity derivative instruments	20,010,772	27,644,858
Accrued expenses	6,062,608	4,305,749
Accrued interest	135,081	67,126
Deferred liabilities - current	1,074,059	1,347,409
Total current liabilities	121,547,937	111,748,766

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	8,845,683	13,991,458
Long-term operating lease liabilities	17,168,224	6,130,994
Deferred liabilities	96,250	—
Total long-term liabilities	26,110,157	20,122,452

Commitments and contingencies (Notes 8, 9, 10, 16 & 18)

Members' equity Class A Units, no par value, 30,411,500 and 30,419,000 units issued and outstanding at December 31, 2022 and 2021, respectively	163,538,676	113,414,905

Total liabilities and members' equity	$311,196,770	$245,286,123

 The accompanying notes are an integral part of these financial statements.
5

South Dakota Soybean Processors, LLC
Statements of Operations
For the Years Ended December 31, 2022, 2021, and 2020
___________________________________________________________________________________________________________________

	2022	2021	2020

Net revenues	$721,532,329	$590,150,153	$415,025,765

Cost of revenues:
Cost of product sold	564,568,447	481,430,381	327,346,105
Production	36,607,609	31,980,845	29,452,928
Freight and rail	46,144,752	42,487,645	38,301,610
Brokerage fees	795,877	776,936	671,817
Total cost of revenues	648,116,685	556,675,807	395,772,460

Gross profit	73,415,644	33,474,346	19,253,305

Operating expenses:
Administration	5,669,426	4,590,227	3,819,645
Operating income	67,746,218	28,884,119	15,433,660

Other income (expense):
Interest expense	(2,204,759)	(1,634,367)	(1,090,951)
Other non-operating income (expense)	1,223,024	393,016	1,043,465
Patronage dividend income	699,618	365,147	195,553
Total other income (expense)	(282,117)	(876,204)	148,067

Net income	$67,464,101	$28,007,915	$15,581,727

Basic and diluted earnings (loss) per capital unit:	$2.22	$0.92	$0.51

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,411,500	30,419,000	30,419,000

The accompanying notes are an integral part of these financial statements.

6

South Dakota Soybean Processors, LLC
Statements of Changes in Members’ Equity
For the Years Ended December 31, 2022, 2021, and 2020
___________________________________________________________________________________________________________________

	Class A Units
	Units	Amount

Balances, January 1, 2020	30,419,000	$85,947,333

Net income	—	15,581,727

Distribution to members	—	(6,692,180)

Balances, December 31, 2020	30,419,000	94,836,880

Net income	—	28,007,915

Distribution to members	—	(9,429,890)

Balances, December 31, 2021	30,419,000	113,414,905

Net income	—	67,464,101

Distributions to members	—	(17,338,830)

Liquidation of members' equity	(7,500)	(1,500)

Balances, December 31, 2022	30,411,500	$163,538,676

The accompanying notes are an integral part of these financial statements.
7

South Dakota Soybean Processors, LLC
Statements of Cash Flows
For the Years Ended December 31, 2022, 2021, and 2020
___________________________________________________________________________________________________________________

	2022	2021	2020
Operating activities
Net income	$67,464,101	$28,007,915	$15,581,727
Charges and credits to net income not affecting cash:
Depreciation and amortization	5,563,024	5,092,868	4,909,271
Net (gain) loss recognized on derivative instruments	1,073,579	10,042,360	8,925,177
(Gain) loss on sales of property and equipment	(106,863)	(96,506)	(7,454)
Non-cash patronage dividends and interest income	(145,749)	(75,411)	(43,405)
Forgiveness of Paycheck Protection Program loan	—	(10,000)	(1,205,700)
Change in current operating assets and liabilities	(46,416,278)	(24,944,958)	(13,952,784)
Net cash (used for) from operating activities	27,431,814	18,016,268	14,206,832

Investing activities
Purchase of investments	(2,376,180)	—	(404,329)
Retirement of patronage dividends	—	54,904	66,210
Increase in other assets	(96,250)	—	—
Proceeds from sales of property and equipment	275,900	150,060	41,216
Purchase of property and equipment	(7,754,541)	(13,442,955)	(4,652,368)
Net cash (used for) investing activities	(9,951,071)	(13,237,991)	(4,949,271)

Financing activities
Change in excess of outstanding checks over bank balances	7,806,012	2,435,219	98,268
Net (payments) proceeds from seasonal borrowings	138,165	—	(1,743,029)
Distributions to members	(17,338,830)	(9,429,890)	(6,692,180)
Payments for debt issue costs	—	—	(10,000)
Proceeds from long-term debt	5,761,268	20,344,412	35,999,802
Principal payments on long-term debt	(13,814,397)	(20,945,230)	(33,884,153)
Net cash from (used for) financing activities	(17,447,782)	(7,595,489)	(6,231,292)

Net change in cash and cash equivalents	32,961	(2,817,212)	3,026,269

Cash and cash equivalents, beginning of year	833,738	3,650,950	624,681

Cash and cash equivalents, end of year	$866,699	$833,738	$3,650,950

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$2,136,804	$1,607,805	$1,125,157
Income taxes	$—	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$1,436,420	$1,436,420	$1,049,834

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
Investments
The Company measures its equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC, Prairie AquaTech Investments, LLC and High Plains Partners, LLC at cost less any impairment plus or minus observable price changes in orderly transactions since these investments do not have readily determinable fair values.
The Company previously accounted for its investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to influence management decisions of Prairie AquaTech, LLC, due to its Board position on the Entity's Board of Managers. While the Company still holds its position on that entity's Board of Managers, the Company's ability to influence management decisions has been reduced due to additional quantity of board seats outstanding. Therefore, the Company ceased its accounting for its investment in Prairie AquaTech, LLC under the equity method, and began measuring the investments at cost.
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
The Company reviews its long-lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. If impairment indicators are present and the future cash flows is less than the carrying amount of the assets, values are reduced to the estimated fair value of those assets. The Company did not recognize any impairment on property and equipment during the years ended December 31, 2022, 2021, and 2020.
9

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Deferred revenue
The Company recognizes revenues as earned. Amounts received in advance of the period in which service is rendered are recorded as a liability under “Deferred liabilities”. The Company's deferred revenues as of January 1, 2021 was $0.
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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's balance sheets. These customer prepayments totaled $1,074,059 and $1,347,409 as of December 31, 2022 and 2021, respectively. All of the $1,347,409 balance as of December 31, 2021 was recognized as revenue during the year ended December 31, 2022. All of the $1,728,407 balance as of December 31, 2020 was recognized as revenue during the year ended December 31, 2021.
The following table presents a disaggregation of revenue from contracts with customers for the years ended December initiated 31, 2022, 2021, and 2020, by product type:

	2022	2021	2020

Soybean meal and hulls	$358,833,129	$335,175,830	$268,163,989
Soybean oil and oil byproducts	362,699,200	254,974,323	146,861,776

Totals	$721,532,329	$590,150,153	$415,025,765
Freight
The Company presents all amounts billed to the customer for freight as a component of net revenue. Costs incurred for freight are reported as a component of cost of revenue.
Advertising costs
Advertising and promotion costs are expensed as incurred. The Company incurred $96,000, $66,000, and $65,000, of advertising costs in the years ended December 31, 2022, 2021, and 2020, respectively.

10

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
The Company has evaluated the provisions of FASB ASC 740-10 for uncertain tax positions. As of December 31, 2022 and 2021, the unrecognized tax benefit accrual was zero.
The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.
As of December 31, 2022, the book value of the Company’s net assets exceeds the tax basis of those assets by approximately $34.3 million.
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
11

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The following table presents the aging analysis of trade receivables as of December 31, 2022 and 2021:

	2022	2021
Past due:
Less than 30 days past due	$13,779,760	$11,431,358
30-59 days past due	1,780,664	693,286
60-89 days past due	182,146	56,831
Greater than 90 days past due	45,830	144,572
Total past due	15,788,400	12,326,047
Current	27,729,354	24,244,954
Totals	$43,517,754	$36,571,001
The following table provides information regarding the Company’s allowance for doubtful accounts receivable as of December 31, 2022, 2021, and 2020:

	2022	2021	2020
Balances, beginning of year	$—	$—	$—
Amounts charged (credited) to costs and expenses	(115,208)	258,747	—
Additions (deductions)	115,208	(258,747)	—
Balances, end of year	$—	$—	$—
In general cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
The Company's accounts receivable as of January 1, 2021 was $28,990,655.
Note 3 - Inventories
 The Company’s inventories consist of the following as of December 31:

	2022	2021
Finished goods	$62,619,087	$60,233,567
Raw materials	71,001,459	34,501,561
Supplies & miscellaneous	625,608	331,257
Totals	$134,246,154	$95,066,385
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at lower of cost or net realizable value.
Note 4 - Margin Deposits
The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2022, the Company’s futures contracts all mature within 12 months.
12

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 5 - Investments in Related Parties
The Company's investment in related parties consists of the following at December 31:

	2022	2021

Prairie AquaTech, LLC	$1,553,727	$1,553,727
Prairie AquaTech Investments, LLC	5,000,000	5,000,000
Prairie AquaTech Manufacturing, LLC	5,647,003	4,210,583
High Plains Partners, LLC	2,376,180	—
Totals	$14,576,910	$10,764,310
The Company measures its investments in Prairie AquaTech, LLC, Prairie AquaTech Investments, LLC, Prairie AquaTech Manufacturing, LLC and High Plains Partners, LLC at their cost less any impairment plus or minus any observable price changes in orderly transactions since these equity investments do not have readily determinable fair values.
The Company previously accounted for the investment in Prairie AquaTech, LLC using the equity method due to the Company's ability to exercise significant influence based on its board position. In October 2019, the Company ceased the accounting for its investment in Prairie AquaTech, LLC under the equity method, and began accounting for the investment at fair value as a result of its decreased ability to exercise significant influence due to an increased quantity of board positions.
The Company invested in Prairie AquaTech Manufacturing, LLC $0, $0 and $404,329 in cash and an additional $1,436,420, $1,436,420 and $1,049,834 of soybean meal in 2022, 2021, and 2020 respectively, to be used in the entity's operations.
In February 2022, the Company announced its plans to construct a multi-seed processing plant near Mitchell, South Dakota. In September 2022, the Company entered into a capital contribution and commitment agreement with High Plains Partners, LLC. Per the agreement, the Company will transfer all rights, title and interest to all of the tangible and intangible development rights, including engineering, permitting, studies, records, etc., held by the Company in exchange for 2,615 Class B units in High Plains Partners, LLC. The Company also committed to invest at least another $70.0 million for 17,169 Class B capital units in the entity. As of December 31, 2022, the Company had contributed $2,376,180 towards the project. Operation of the facility is expected to begin in late 2025.
Note 6 - Investments in Cooperatives
The Company’s investments in cooperatives consist of the following at December 31:

	2022	2021

CoBank	$1,705,549	$1,559,800
13

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Note 7 - Property and Equipment
The following is a summary of property and equipment at December 31:

	2022			2021
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,695,462	(1,070,250)	1,625,212	1,628,203
Buildings and improvements	26,288,868	(11,287,114)	15,001,754	15,361,423
Machinery and equipment	95,280,849	(52,356,622)	42,924,227	42,737,783
Railroad cars	10,679,356	(478,642)	10,200,714	5,587,237
Company vehicles	151,682	(125,456)	26,226	42,919
Furniture and fixtures	1,420,167	(1,025,814)	394,353	335,665
Construction in progress	3,871,157	—	3,871,157	6,323,052
Totals	$140,903,867	$(66,343,898)	$74,559,969	$72,532,608
Depreciation of property and equipment amounts to $5,558,143, $5,087,987, and $4,904,617 for the years ended December 31, 2022, 2021, and 2020, respectively.
Note 8 - Notes Payable - Seasonal Loan
Prior to the amendments described in Note 19, the Company had entered into a revolving credit agreement with CoBank which expired February 1, 2023. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (6.55% at December 31, 2022). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were $0.1 million advances outstanding at December 31, 2022 and 2021. The remaining available funds to borrow under the terms of the revolving credit agreement were $84.9 million as of December 31, 2022.
Note 9 - Long-Term Debt
The following is a summary of the Company's long-term debt at December 31, 2022 and 2021:

	2022	2021
Revolving term loan from CoBank, interest at variable rates (6.85% and 2.56% at December 31, 2022 and 2021, respectively), secured by substantially all property and equipment. Loan matures March 20, 2026.	$8,849,344	$16,902,473
Less current maturities	—	(2,902,473)
Less debt issuance costs, net of amortization of $20,339 and $15,458 as of December 31, 2022 and 2021, respectively	(3,661)	(8,542)

Totals	$8,845,683	$13,991,458
The Company entered into an agreement as of April 27, 2022 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $16,000,000 on the revolving term loan with a variable effective interest rate of 6.85%. The amount available for borrowing on the revolving term loan, will decrease by $2,000,000 every six months until the loan's maturity date of March 20, 2026. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company will be amortized over the term of the loan. The principal balance outstanding on the revolving term loan was $8.8 million and $16.9 million as of December 31, 2022 and 2021, respectively. There were approximately $5.2 million in remaining commitments available to borrow on the revolving term loan as of December 31, 2022.
14

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2022.
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
The following are minimum principal payments on long-term debt obligations for the years ended December 31:

2023	$—
2024	2,849,344
2025	4,000,000
2026	2,000,000
Total	$8,849,344
Note 10 - Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-12 years and most do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $2,938,930, $3,026,270, and $3,099,585 for the years ended December 31, 2022, 2021, and 2020, respectively.
The following is a schedule of the Company's operating leases for railcars as of December 31, 2022:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	13	6/1/2021	5/31/2024	$7,150
Andersons Railcar Leasing Co.	10	7/1/2018	6/30/2023	5,000
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
Andersons Railcar Leasing Co.	15	11/1/2021	10/31/2026	8,250
Farm Credit Leasing	87	9/1/2020	8/31/2032	34,929
Farm Credit Leasing	8	6/1/2021	5/31/2033	5,966
Farm Credit Leasing	9	10/1/2021	9/30/2033	4,624
Farm Credit Leasing	23	7/1/2022	6/30/2034	13,863
Farm Credit Leasing	30	8/1/2022	7/31/2034	30,422
Farm Credit Leasing	20	10/1/2022	9/30/2034	21,668
GATX Corporation	14	7/1/2020	6/30/2024	4,200
Trinity Capital	29	11/1/2020	10/31/2023	17,255
Trinity Capital	20	11/1/2020	10/31/2023	11,900
Trinity Capital	2	6/1/2021	5/31/2026	980
Wells Fargo Rail	109	3/1/2022	2/28/2027	51,775
Wells Fargo Rail	7	5/1/2022	4/30/2027	2,765
Wells Fargo Rail	15	5/1/2022	4/30/2027	5,925
15

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment
Wells Fargo Rail	105	1/1/2023	12/31/2029	49,875

Totals	536			$287,847
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $4,159. Rental expense under these other operating leases was $81,973, $38,606, and $41,079, for the years ended December 31, 2022, 2021, and 2020, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company paid the entity $3,300,000, which is included in current operating lease liabilities on the Company's balance sheet, after the entity's construction of additional storage and handling facilities. The agreement began May 1, 2021 and will mature on April 30, 2027 but includes an additional seven-year renewal period at the sole discretion of the Company. Rental expense under this agreement was $235,714, $157,143, and $0, for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our statements of operations for the years ended December 31, 2022, 2021, and 2020 were as follows:

	2022	2021	2020
Cost of revenues - Freight and rail	$2,938,930	$3,026,270	$3,099,585
Cost of revenues - Production	295,271	186,215	30,611
Administration expenses	22,416	9,534	10,468
Total operating lease costs	$3,256,617	$3,222,019	$3,140,664
The following summarizes the supplemental cash flow information for the years ended December 31, 2022, 2021, and 2020:

	2022	2021	2020
Cash paid for amounts included in measurement of lease liabilities	$2,828,257	$6,321,257	$3,066,630

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$14,387,685	$2,577,558	$8,823,499
The following summarizes the weighted-average remaining lease term and weighted-average discount rate:

December 31, 2022
Weighted-average remaining lease term - operating leases (in years)	8.8
Weighted-average discount rate - operating leases	3.92%
16

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of December 31, 2022:

	Railcars	Other	Total
Year ended December 31:
2023	$3,365,851	$40,710	$3,406,561
2024	2,969,051	32,413	3,001,464
2025	2,908,101	11,908	2,920,009
2026	2,816,941	10,532	2,827,473
2027	2,074,471	8,203	2,082,674
Thereafter	9,099,616	—	9,099,616
Total lease payments	23,234,031	103,766	23,337,797
Less amount of lease payments representing interest	(3,530,006)	(6,572)	(3,536,578)
Total present value of lease payments	$19,704,025	$97,194	$19,801,219
Note 11 - Employee Benefit Plans
The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of an employee's contributed earnings. The amounts charged to expense under this plan were approximately $305,000, $249,000, and $214,000 for the years ended December 31, 2022, 2021, and 2020, respectively.
The Company's Board of Managers approved payment of a profit-based incentive bonus to be awarded to eligible employees following the close of each fiscal year. The Board has allocated approximately 4.7% of profits over $2 million to fund this benefit. Individual amounts are based upon criteria determined by a formula that considers current pay, level of responsibility, and impact on profits of each position. The amounts charged to expense under this incentive were approximately $3,246,000, $1,289,000, and $673,000 for the years ended December 31, 2022, 2021, and 2020, respectively.
In January 2022, the Company entered into a deferred compensation agreement with a key executive. The agreement provides for a monetary incentive, contingent on the individual's performance. The award will vest, ratable over eight years, at 12.5% per year. Vested amounts will then be paid in conjunction with retirement or post-separation, as specified upon the initial award. The Company recognized expense of $96,250, $0 and $0 related to this agreement during the years ended December 31, 2022, 2021 and 2020, respectively, related to this agreement.
Note 12 - Cash Flow Information
The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2022	2021	2020
Changes in operating assets and liabilities:
Trade accounts receivable	$(6,948,255)	$(7,580,346)	$(4,572,212)
Inventories	(40,616,189)	(26,909,332)	(20,562,734)
Commodity derivative instruments	(7,724,737)	(7,854,325)	(1,358,041)
Margin account deposit	(3,504,304)	3,918,375	754,159
Prepaid expenses	563,692	(3,741,574)	(208,880)
Accounts payable	313,428	425,132	(3,398,184)
Accrued commodity purchases	9,852,373	15,929,390	13,616,371
Accrued expenses and interest	1,824,814	1,248,720	496,788
Deferred liabilities	(177,100)	(380,998)	1,279,949
Totals	$(46,416,278)	$(24,944,958)	$(13,952,784)
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
As of December 31, 2022 and 2021, the value of the Company’s open futures, options and forward contracts was approximately $(9,059,941) and $(15,711,099), respectively.

		December 31, 2022
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$9,716,111	$19,820,839
Foreign exchange contracts	Current Assets/Liabilities	77,983	53,267
Interest rate caps and floors	Current Assets/Liabilities	1,156,737	136,666
Totals		$10,950,831	$20,010,772

		December 31, 2021
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$11,881,987	$26,900,742
Foreign exchange contracts	Current Assets/Liabilities	50,979	48,539
Interest rate caps and floors	Current Assets/Liabilities	793	695,577
Totals		$11,933,759	$27,644,858
During the years ended December 31, 2022, 2021, and 2020, net realized and unrealized gains (losses) on derivative transactions were recognized in the statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the Year Ending December 31:
	2022	2021	2020
Derivatives not designated as hedging instruments:
Commodity contracts	$(1,731,138)	$(10,308,738)	$(8,552,207)
Foreign exchange contracts	(434,848)	20,409	(34,437)
Interest rate swaps, caps and floors	1,092,407	245,969	(338,533)
Totals	$(1,073,579)	$(10,042,360)	$(8,925,177)
The Company recorded gains (losses) of $(1,073,579), $(10,042,360), and $(8,925,177) in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2022, 2021, and 2020, respectively.
Note 14 - Fair Value
ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, this guidance establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The three levels of hierarchy and examples are as follows:
•Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded
18

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

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
The following tables set forth financial assets and liabilities measured at fair value in the balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31, 2022 and 2021:

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$133,543,821	$—	$133,543,821
Commodity derivative instruments	$(9,059,941)	$—	$—	$(9,059,941)
Margin deposits	$5,603,930	$—	$—	$5,603,930

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Financial Assets:
Inventory	$—	$94,508,520	$—	$94,508,520
Commodity derivative instruments	$(15,711,099)	$—	$—	$(15,711,099)
Margin deposits	$2,099,626	$—	$—	$2,099,626
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
Note 15 - Related Party Transactions
The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $17,583,144, $7,333,479, and $1,550,772 during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $1,433,551 and $776,767, respectively.
The Company has entered into agreements with Prairie AquaTech Manufacturing, LLC to perform various management services and to serve as the owner's representative during the construction of its new manufacturing
19

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

facility adjacent to the Company's plant in Volga, South Dakota. The Company received a total of $1.72 million in compensation for those services, which was recorded in deferred liabilities on the Company's balance sheet. The Company recognized revenues from management services of $0, $0, and $121,111 during the years ended December 31, 2022, 2021 and 2020, respectively.
Note 16 - Business Credit Risk and Concentrations
The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables were $43,517,754 and $36,568,770 at December 31, 2022 and 2021, respectively.
Soybean meal sales accounted for approximately 48%, 55%, and 62% of total revenues for the years ended December 31, 2022, 2021, and 2020, respectively. Soybean oil sales represented approximately 49%, 41%, and 34% of total revenues for the years ended December 31, 2022, 2021, and 2020, respectively.
Net revenue by geographic area for the years ended December 31, 2022, 2021, and 2020 are as follows:

	2022	2021	2020
United States	$580,508,085	$474,313,245	$343,415,949
Canada	141,024,244	115,836,908	71,609,816
Totals	$721,532,329	$590,150,153	$415,025,765
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
On February 1, 2022, the Company's Board of Managers approved a cash distribution of approximately $17.3 million, or 57.0 cents per capital unit. The distribution was paid in accordance with the Company's operating agreement and distribution policy on February 4, 2022.
Note 18 - Commitments and Contingencies
As of December 31, 2022, the Company had unpaid commitments of approximately $3.0 million for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2023.
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
On January 31, 2023, the Company’s Board of Managers declared a cash distribution to its members of approximately $36.5 million. The distribution was issued and paid to members on February 2, 2023 in accordance with the Company's operating agreement and distribution policy.
20

South Dakota Soybean Processors, LLC
Notes to the Financial Statements
___________________________________________________________________________________________________________________

On January 31, 2023, the Company entered into an amendment of the seasonal loan agreement with CoBank. The maximum amount that the Company may borrow under the seasonal loan is decreased from $85.0 million to $75.0 million until the loan's new maturity date on December 1, 2023. All other material items and conditions under the seasonal loan agreement remain unchanged following this amendment.
On March 3, 2023, the Company entered into an amendment of the seasonal loan agreement with CoBank. The maximum amount that the Company may borrow under the seasonal loan is increased from $75.0 million to $85.0 million until the loan matures on December 1, 2023. All other material items and conditions under the seasonal loan agreement remain unchanged following this amendment.
21