Form 10-Q
period 2023-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2023-05-11
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 11, 2023, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
March 31, 2023 and 2022

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$692,547	$866,699
Trade accounts receivable	41,575,594	43,517,754
Inventories	127,615,183	134,246,154
Commodity derivative instruments	15,879,106	10,950,831
Margin deposits	3,220,204	5,603,930
Prepaid expenses	2,520,958	2,364,362
Total current assets	191,503,592	197,549,730

Property and equipment	142,033,176	140,903,867
Less accumulated depreciation	(67,396,150)	(66,343,898)
Total property and equipment, net	74,637,026	74,559,969

Other assets
Investments in related parties	21,917,466	14,576,910
Investments in cooperatives	1,737,862	1,705,549
Right-of-use lease asset, net	30,861,084	22,708,362
Other assets	96,250	96,250
Total other assets	54,612,662	39,087,071

Total assets	$320,753,280	$311,196,770
(continued on following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	March 31, 2023	December 31, 2022
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$14,403,535	$18,504,251
Current maturities of long-term debt	4,000,000	—
Note payable - seasonal loan	60,400,891	138,165
Current operating lease liabilities	3,007,006	2,632,995
Accounts payable	2,579,168	2,245,339
Accrued commodity purchases	32,889,307	70,744,667
Commodity derivative instruments	15,136,283	20,010,772
Accrued expenses	3,861,455	6,062,608
Accrued interest	452,032	135,081
Deferred liabilities - current	1,210,244	1,074,059
Total current liabilities	137,939,921	121,547,937

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	7,997,560	8,845,683
Long-term operating lease liabilities	25,005,864	17,168,224
Deferred liabilities	22,547	96,250
Total long-term liabilities	33,025,971	26,110,157

Commitments and contingencies (Notes 6, 7, 8, and 13)

Members' equity
Class A Units, no par value, 30,411,500 units issued and outstanding at March 31, 2023 and December 31, 2022	149,787,388	163,538,676

Total liabilities and members' equity	$320,753,280	$311,196,770

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2023 and 2022

	2023	2022

Net revenues	$171,913,308	$171,724,126

Cost of revenues:
Cost of product sold	124,238,702	132,866,162
Production	10,718,977	8,997,876
Freight and rail	12,122,778	10,879,590
Brokerage fees	189,280	170,393
Total cost of revenues	147,269,737	152,914,021

Gross profit	24,643,571	18,810,105

Operating expenses:
Administration	1,577,952	1,398,466

Operating income	23,065,619	17,411,639

Other income (expense):
Interest expense	(920,108)	(387,560)
Other non-operating income (expense)	(96,046)	574,161
Patronage dividend income	693,047	699,595
Total other income (expense)	(323,107)	886,196

Net income	$22,742,512	$18,297,835

Basic and diluted earnings per capital unit	$0.75	$0.60

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,419,000

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Three Months Ended March 31, 2023 and 2022

	Class A Units
	Units	Amount

Balances, December 31, 2021	30,419,000	$113,414,905
Net income	—	18,297,835
Distribution to members	—	(17,338,830)
Balances, March 31, 2022	30,419,000	$114,373,910

Balances, December 31, 2022	30,411,500	$163,538,676
Net income	—	22,742,512
Distribution to members	—	(36,493,800)
Balances, March 31, 2023	30,411,500	$149,787,388
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2023 and 2022

	2023	2022
Operating activities
Net income	$22,742,512	$18,297,835
Charges and credits to net income not affecting cash:
Depreciation and amortization	1,415,296	1,386,716
Net (gain) loss recognized on derivative activities	(14,483,613)	7,263,904
Loss (gain) on sale of property and equipment	(31,853)	4,381
Non-cash patronage dividends	(32,313)	(145,749)
Change in current assets and liabilities	(25,239,631)	(62,664,425)
Net cash provided by (used for) operating activities	(15,629,602)	(35,857,338)

Investing activities
Purchase of investments	(5,904,137)	—
Proceeds from sales of property and equipment	100,000	—
Purchase of property and equipment	(1,559,279)	(733,524)
Net cash provided by (used for) investing activities	(7,363,416)	(733,524)

Financing activities
Change in excess of outstanding checks over bank balances	(4,100,716)	(3,214,188)
Net proceeds (payments) from seasonal borrowings	60,262,726	57,816,612
Distributions to members	(36,493,800)	(17,338,830)
Proceeds from long-term debt	6,581,850	4,224,724
Principal payments on long-term debt	(3,431,194)	(5,127,197)
Net cash provided by (used for) financing activities	22,818,866	36,361,121

Net change in cash and cash equivalents	(174,152)	(229,741)

Cash and cash equivalents, beginning of period	866,699	833,738

Cash and cash equivalents, end of period	$692,547	$603,997

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$603,157	$283,066

Income taxes	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$1,436,420	—

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
In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The balance sheet data as of December 31, 2022 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2022, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 30, 2023.
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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $1,210,244 and $1,074,059 as of March 31, 2023 and December 31, 2022, respectively. Of the $1,074,059 balance as of December 31, 2022, the Company recognized $723,453 as revenues for the three months ended March 31, 2023. Of the $1,347,409 customer prepayments as of December 31, 2021, the Company recognized $1,340,132 of contract liabilities as revenues during the three months ended March 31, 2022.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three month periods ended March 31, 2023 and 2022, by product type:

	2023	2022

Soybean meal and hulls	$97,123,852	$87,424,050
Soybean oil and oil byproducts	74,789,456	84,300,076

Totals	$171,913,308	$171,724,126
Recent accounting pronouncements
Any recent accounting pronouncements are not expected to have a material impact on our condensed financial statements.
Note 2 -         Accounts Receivable
Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms, which is generally 30 days from invoice date. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for credit losses is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.
The following table presents the aging analysis of trade receivables as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Past due:
Less than 30 days past due	$8,871,435	$13,779,760
30-60 days past due	395,774	1,780,664
60-90 days past due	363,178	182,146
Greater than 90 days past due	41,034	45,830
Total past due	9,671,421	15,788,400
Current	31,904,173	27,729,354

Totals	$41,575,594	$43,517,754
The following table provides information regarding the Company's allowance for credit losses as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	—	(115,208)
Additions (deductions)	—	115,208

Balances, end of period	$—	$—
In general, cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 3 -           Inventories
The Company’s inventories consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Finished goods	$63,553,506	$62,619,087
Raw materials	63,497,250	71,001,459
Supplies & miscellaneous	564,427	625,608

Totals	$127,615,183	$134,246,154
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.
Note 4 -           Investments in Related Parties
The Company’s investments in related parties consist of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
High Plains Partners, LLC	$8,280,316	$2,376,180
Prairie AquaTech, LLC	1,553,727	1,553,727
Prairie AquaTech Investments, LLC	5,000,000	5,000,000
Prairie AquaTech Manufacturing, LLC	7,083,423	5,647,003

Totals	$21,917,466	$14,576,910
The Company measures its investments in Prairie AquaTech, LLC, Prairie AquaTech Investments, LLC, Prairie AquaTech Manufacturing, LLC and High Plains Partners, LLC at their cost less any impairment plus or minus any observable price changes in orderly transactions since these equity investments do not have readily determinable fair values.
The Company invested $1,436,420 and $0 of soybean meal in Prairie AquaTech Manufacturing, LLC for the three months ended March 31, 2023 and 2022, respectively.
In February 2022, the Company announced its plans to construct a multi-seed processing plant near Mitchell, South Dakota. In September 2022, the Company entered into a capital contribution and commitment agreement with High Plains Partners, LLC. Per the agreement, the Company will transfer all rights, title and interest to all of the tangible and intangible development rights, including engineering, permitting, studies, records, etc., totaling $5.0 million held by the Company in exchange for 2,615 Class B units in High Plains Partners, LLC. The Company also committed to invest at least another $70.0 million for 17,169 Class B capital units in the entity. As of March 31, 2023, the Company had contributed $8,280,316 towards the project. Operation of the facility is expected to begin in late 2025.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 5 -         Property and Equipment
The following is a summary of the Company's property and equipment at March 31, 2023 and December 31, 2022:

	2023			2022
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,695,462	(1,110,726)	1,584,736	1,625,212
Buildings and improvements	26,288,868	(11,454,054)	14,834,814	15,001,754
Machinery and equipment	95,048,269	(53,266,772)	41,781,497	42,924,227
Railroad cars	10,679,356	(532,038)	10,147,318	10,200,714
Company vehicles	151,682	(129,630)	22,052	26,226
Furniture and fixtures	1,528,219	(902,930)	625,289	394,353
Construction in progress	5,124,994	—	5,124,994	3,871,157

Totals	$142,033,176	$(67,396,150)	$74,637,026	$74,559,969
Depreciation of property and equipment was $1,414,076 and $1,385,495 for the three months ended March 31, 2023 and 2022, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires December 1, 2023. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (7.05% at March 31, 2023). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $60,400,891 and $138,165 at March 31, 2023 and December 31, 2022, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $24.6 million as of March 31, 2023.
Note 7 -         Long-Term Debt
The following is a summary of the Company's long-term debt at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Revolving term loan from CoBank, interest at variable rates (7.35% and 6.85% at March 31, 2023 and December 31, 2022, respectively), secured by substantially all property and equipment. Loan matures March 20, 2026.	$12,000,000	$8,849,344
Less current maturities	(4,000,000)	—
Less debt issuance costs, net of amortization of $21,560 and $20,339 as of March 31, 2023 and December 31, 2022, respectively	(2,440)	(3,661)

Total long-term debt	$7,997,560	$8,845,683
The Company entered into an agreement as of April 27, 2022 with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $16,000,000 on the revolving term loan with a variable effective interest rate of 7.35%. The amount available for borrowing on the revolving term loan will decrease by $2,000,000 every six months until the loan's maturity date of March 20, 2026. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company will be amortized over the term of loan. The principal balance outstanding on the revolving term loan was

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

$12,000,000 and $8,849,344 as of March 31, 2023 and December 31, 2022, respectively. There were no remaining commitments available to borrow on the revolving term loan as of March 31, 2023.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2023.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ended March 31:

2024	$4,000,000
2025	4,000,000
2026	4,000,000

Total	$12,000,000
Note 8 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-12 years and most do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $880,151 and $664,488 for the three months ended March 31, 2023 and 2022, respectively.
The following is a schedule of the Company's operating leases for railcars as of March 31, 2023:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	13	6/1/2021	5/31/2024	$7,150
Andersons Railcar Leasing Co.	10	7/1/2018	6/30/2023	5,000
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
Andersons Railcar Leasing Co.	15	11/1/2021	10/31/2026	8,250
Farm Credit Leasing	87	9/1/2020	8/31/2032	34,929
Farm Credit Leasing	8	6/1/2021	5/31/2033	5,966
Farm Credit Leasing	9	10/1/2021	9/30/2033	4,624
Farm Credit Leasing	23	7/1/2022	6/30/2034	13,863
Farm Credit Leasing	30	8/1/2022	7/31/2034	30,422
Farm Credit Leasing	20	10/1/2022	9/30/2034	21,668
Farm Credit Leasing	100	4/1/2023	3/31/2035	81,466
GATX Corporation	14	7/1/2020	6/30/2024	4,200
Trinity Capital	29	11/1/2020	10/31/2023	17,255
Trinity Capital	20	11/1/2020	10/31/2023	11,900
Trinity Capital	2	6/1/2021	5/31/2026	980
Wells Fargo Rail	109	3/1/2022	2/28/2027	51,775
Wells Fargo Rail	7	5/1/2022	4/30/2027	2,765
Wells Fargo Rail	15	5/1/2022	4/30/2027	5,925
Wells Fargo Rail	105	1/1/2023	12/31/2029	49,875

	636			$369,313

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,929. Rental expense under these other operating leases was $11,219 and $46,416 for the three-month periods ended March 31, 2023 and 2022, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company paid the entity $3,300,000 after the entity's construction of additional storage and handling facilities. The agreement began May 1, 2021 and will mature on April 30, 2027 but includes an additional seven-year renewal period at the sole discretion of the Company. Rental expense under this agreement was $58,929 and $58,929 for the three months ended March 31, 2023 and 2022, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three-month periods ended March 31, 2023 and 2022 were as follows:

	2023	2022

Cost of revenues - Freight and rail	$880,151	$664,488
Cost of revenues - Production	65,642	99,013
Administration expenses	4,506	6,332

Total operating lease costs	$950,299	$769,833
The following summarizes the supplemental cash flow information for the three-month periods ended March 31, 2023 and 2022:

	2023	2022

Cash paid for amounts included in measurement of lease liabilities	$875,288	$749,933

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$8,914,885	$3,386,523
The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of March 31, 2023:

Weighted-average remaining lease-term - operating leases (in years)	9.8

Weighted-average discount rate - operating leases	4.2%

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of March 31, 2023:

	Railcars	Other	Total
Twelve-month periods ended March 31:
2024	$4,240,974	$40,539	$4,281,513
2025	3,912,589	30,038	3,942,627
2026	3,885,689	14,790	3,900,479
2027	3,681,164	10,256	3,691,420
2028	2,922,439	5,742	2,928,181
Thereafter	15,458,688	—	15,458,688
Total lease payments	34,101,543	101,365	34,202,908
Less amount of lease payments representing interest	(6,184,265)	(5,773)	(6,190,038)

Total present value of lease payments	$27,917,278	$95,592	$28,012,870
Note 9 -        Member Distribution
On January 31, 2023, the Company’s Board of Managers approved a cash distribution of approximately $36.5 million, or $1.20 per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 2, 2023.
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
As of March 31, 2023 and December 31, 2022, the value of the Company’s open futures, options and forward contracts was $742,823 and $(9,059,941), respectively.

		As of March 31, 2023
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$14,820,737	$14,954,846
Foreign exchange contracts	Current Assets/Liabilities	46,443	38,622
Interest rate caps and floors	Current Assets/Liabilities	1,011,926	142,815

Totals		$15,879,106	$15,136,283

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

		As of December 31, 2022
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$9,716,111	$19,820,839
Foreign exchange contracts	Current Assets/Liabilities	77,983	53,267
Interest rate caps and floors	Current Assets/Liabilities	1,156,737	136,666

Totals		$10,950,831	$20,010,772
During the three-month periods ended March 31, 2023 and 2022, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended March 31,
	2023	2022
Derivatives not designated as hedging instruments:
Commodity contracts	$13,826,366	$(7,832,140)
Foreign exchange contracts	814,321	(2,228)
Interest rate swaps, caps and floors	(157,074)	570,464

Totals	$14,483,613	$(7,263,904)
The Company recorded gains (losses) in cost of goods sold related to its commodity derivative instruments of $14,483,613 and $(7,263,904) for the three-month periods ended March 31, 2023 and 2022, respectively.
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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

	Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$126,699,208	$—	$126,699,208
Commodity derivative instruments	$742,823	$—	$—	$742,823
Margin deposits (deficits)	$3,220,204	$—	$—	$3,220,204

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$133,543,821	$—	$133,543,821
Commodity derivative instruments	$(9,059,941)	$—	$—	$(9,059,941)
Margin deposits	$5,603,930	$—	$—	$5,603,930
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
Note 12 -       Related Party Transactions
The Company has equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC and Prairie AquaTech Investments, LLC. The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $2,947,866 and $3,755,756 during the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023 and December 31, 2022, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $0 and $1,433,551, respectively.
Note 13 -       Commitments and Contingencies
As of March 31, 2023, the Company had unpaid commitments of approximately $1,866,000 for construction and acquisition of property and equipment, all of which is expected to be incurred by March 31, 2024.
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
Notes to Condensed Financial Statements

Note 14 -       Subsequent Event
The Company evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2023, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2022. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2022.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
For the first quarter of 2023, we had a net profit of $22.7 million, a $4.4 million increase over the same period in 2022, as strong soybean oil values and soybean meal demand continued from 2022. Oil values benefited from continuing demand in the food and fuel sectors. Meal demand was boosted by concerns over a reduced soybean crop in Argentina which reduced meal product there and led to increased meal purchasing in the U.S. An above-average soybean crop in terms of quality further contributed to our bottom line. Soybeans harvested last fall were above historical averages in oil and protein content, and lower in moisture.
Looking ahead, we expect earnings to decrease in the second quarter. Soybean oil demand continues to be influenced by a rapid build out in renewable diesel capacity. Many new diesel plants which were previously forecast to come online during the first quarter of 2023 have, however, experienced construction-related delays or have struggled starting up. Consequently, some of these plants have had to delay purchases of oil or have had to sell oil back oil into the market, causing a sharp drop in nearby soybean oil values. We anticipate, however, these plants will get back on track and demand will improve later this year. As for soybean meal, we expect an over-supply situation both domestically and globally over the next few months. Brazil is currently experiencing a record soybean crop and processing at maximum capacity. Argentina, while dealing with a short domestic crop, has been able to procure supply from Brazil and maintain exports of meal. Once the Brazilian harvest is complete, Argentine processors are expected to slow down due to a lack of supply. As U.S. processors enter the seasonal maintenance period, soybean meal values should also improve. Available soybean supplies are currently difficult to forecast. Crop reports released at the end of March indicated that South Dakota should have adequate inventories to provide a new crop. Growing conditions in South Dakota this summer will be a key determining factor for our fourth quarter performance. Finally, we continue to take additional steps toward the planning and building of a crushing plant near Mitchell, South Dakota. We are actively working on its development including financing, engineering and permitting.

RESULTS OF OPERATIONS
Comparison of the three months ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	$	% of Revenue	$	% of Revenue
Revenue	$171,913,308	100.0	$171,724,126	100.0
Cost of revenues	(147,269,737)	(85.7)	(152,914,021)	(89.0)
Gross profit	24,643,571	14.3	18,810,105	11.0
Operating expenses	(1,577,952)	(0.9)	(1,398,466)	(0.8)
Interest expense	(920,108)	(0.5)	(387,560)	(0.2)
Other non-operating income (expense)	597,001	0.3	1,273,756	0.7

Net income	$22,742,512	13.2	$18,297,835	10.7
Revenue – Revenue increased $0.2 million, or 0.1%, for the three-month period ended March 31, 2023, compared to the same period in 2022. The increase in revenues was primarily due to increases in the average sales price of soybean meal and refined soybean oil. The average sales price of soybean meal increased 16% during the three months ended March 31, 2023, compared to the same period in 2022, due to drought conditions in Argentina as well as North America. A severe drought in Argentina, which is responsible for almost 30% of the world's soybean meal exports, shifted demand for meal to the U.S., and allowed producers like us to benefit from increased export opportunities.The average sales price of soybean oil increased approximately 7% in the three months ended March 31, 2023 from the same period in 2022, due to surging demand from the renewable diesel and food sectors. Partially offsetting the increases in average sales price was an 18% decrease in sales volume of refined soybean oil due primarily to a refinery shutdown. Early in the first quarter of 2023, our refinery was shut down for two weeks because of a mechanical breakdown which has since been resolved.
Gross Profit/Loss – Gross profit increased $5.8 million, or 31.0%, for the three months ended March 31, 2023, compared to the same period in 2022. The increase in gross profit was primarily due to increased demand for soybean meal and oil. Demand for soybean meal improved due to drought conditions in Argentina and other parts of the U.S. Soybean oil demand also increased from the renewable diesel sector as more diesel plants were opened in the U.S.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $179,000, or 12.8%, during the three-month period ended March 31, 2023, compared to the same period in 2022. The increase was primarily due to a decrease in the recovery of accounts receivable previously determined to be uncollectible. During the three months ended March 31, 2022, we received payments of $114,000 towards previously written-off accounts receivable, compared to $0 during the same period in 2023.
Interest Expense – Interest expense increased $533,000, or 137.4%, during the three months ended March 31, 2023, compared to the same period in 2022. The increase in interest expense was due to increases in interest rates on our senior debt with CoBank and borrowings from our lines of credit. As of March 31, 2023, the interest rate on our revolving long-term loan was 7.35%, compared to 2.90% as of March 31, 2022. The average debt level, in addition, increased from $54.7 million during the three-month period ended March 31, 2022 to $60.3 million for the same period in 2023 mainly due to higher commodity prices and payments for capital improvements and investments in related parties.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $677,000 during the three-month period ended March 31, 2023, compared to the same period in 2022. The decrease in other non-operating income was due to a $727,000 change in gains (losses) on our interest rate hedge instruments. During the three-month period ended March 31, 2023, losses on interest rate hedges totaled $157,000, compared to a $570,000 gain during the same period in 2022.

Net Income/Loss – During the three-month period ended March 31, 2023, we generated a net income of $22.7 million, compared to $18.3 million for the same period in 2022. The $4.4 million increase was primarily attributable to an increase in gross profit.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two revolving lines of credit which are discussed below under “Indebtedness.” On March 31, 2023, we had working capital, defined as current assets less current liabilities, of approximately $53.6 million, compared to $36.8 million on March 31, 2022. Working capital increased between periods primarily due to increases in net income during that period. Based on current plans, we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Three Months Ended March 31, 2023 and 2022

	2023	2022
Net cash provided by (used for) operating activities	$(15,629,602)	$(35,857,338)
Net cash provided by (used for) investing activities	(7,363,416)	(733,524)
Net cash provided by (used for) financing activities	22,818,866	36,361,121
Cash Flows Used For Operations
The $20.2 million decrease in cash flows used for operating activities was largely due to a $34.4 million change in inventory, $9.8 million in margin deposits, $8.2 million change in accounts receivable, and a $4.4 million increase in net income. During the three-month period ended March 31, 2023, our inventories decreased by $6.6 million, compared to a $27.8 million increase during the same period in 2022. Margin deposits decreased $2.4 million during the three months ended March 31, 2023, compared to a $7.4 million increase in 2022. Accounts receivable also decreased $1.9 million during the three months ended March 31, 2023, compared to a $6.2 million increase during the same period in 2022. Partially offsetting changes in inventory, margin deposits, accounts receivable, and net income, was a $21.8 million increase in net gains on derivative activities and a $19.9 million decrease in accrued commodity purchases. During the three months ended March 31, 2023, we recognized $14.5 million in gains on derivative activities, compared to $7.3 million in losses during the same period in 2022. Accrued commodity purchases decreased $37.9 million during the three-month period ended March 31, 2023, compared to $18.0 million during the same period in 2022.
Cash Flows Used For Investing Activities
The $6.6 million increase in cash flows used for investing activities during the three-month period ended March 31, 2023, compared to the same period in 2022, was largely due to a $5.9 million increase in expenditures towards investments in related parties. During the three months ended March 31, 2023, we spent $5.9 million on investments in High Plains Partners, LLC, a related party, compared to $0 during the same period in 2022.
Cash Flows Provided By (Used For) Financing Activities
The $13.5 million decrease in cash flows provided by financing activities was principally due to a $19.2 million increase in cash distributions to our members during the three-month period ended March 31, 2023, compared to the same period in 2022. Partially offsetting the decrease was a $6.5 million increase in net proceeds on borrowings. During the three months ended March 31, 2023, net proceeds on borrowings increased $63.4 million, compared to $56.9 million during the same period in 2022.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum, or $14.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $2.0 million every six months until the credit line’s maturity on March 20, 2026. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $12.0 million and $8.8 million as of March 31, 2023 and December 31, 2022, respectively. Under this loan, there were no additional funds available to borrow as of March 31, 2023.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. The maximum we may borrow under this line is $85.0 million until the loan's maturity on December 1, 2023. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of March 31, 2023 and December 31, 2022, the principal balance outstanding on this credit line was $60.4 million and $0.1 million, respectively, allowing us to borrow an additional $24.6 million as of March 31, 2023.
Both the revolving and seasonal loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on both loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan was 7.35% and 6.85% as of March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, the interest rate on the seasonal loan was 7.05% and 6.55%, respectively. We were in compliance with all covenants and conditions under the loans as of March 31, 2023.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$13,325,000	$4,750,000	$8,575,000	$—	$—

Operating Lease Obligations	37,051,000	4,517,000	8,315,000	7,091,000	17,128,000

Totals	$50,376,000	$9,267,000	$16,890,000	$7,091,000	$17,128,000
(1)    Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of our Financial Statements under Part I, Item 1, for a discussion on the impact, if any, of the recently pronounced accounting standards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
At any one time, our inventory and purchase contracts for delivery to our facility may be substantial. We have risk management policies and procedures that include net position limits. They are defined by commodity and include both trader and management limits. This policy and procedure triggers a review by management when any trader is outside of position limits. The position limits are reviewed at least annually with the board of managers. We monitor current market conditions and may expand or reduce the limits in response to changes in those conditions.
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
As of March 31, 2023, we had $0 in fixed rate debt outstanding and $97.0 million of variable rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $970,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2023.
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
Item 1A. Risk Factors.
During the quarter ended March 31, 2023, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2022 Annual Report on Form 10-K.

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	May 11, 2023	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 11, 2023	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)