Form 10-Q
period 2023-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2023-08-11
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 10, 2023, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Financial Statements
June 30, 2023 and 2022

South Dakota Soybean Processors, LLC
Condensed Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$570,483	$866,699
Trade accounts receivable	46,862,688	43,517,754
Inventories	110,102,270	134,246,154
Commodity derivative instruments	11,104,908	10,950,831
Margin deposits	3,209,239	5,603,930
Prepaid expenses	1,585,531	2,364,362
Total current assets	173,435,119	197,549,730

Property and equipment	145,363,490	140,903,867
Less accumulated depreciation	(68,814,332)	(66,343,898)
Total property and equipment, net	76,549,158	74,559,969

Other assets
Investments in related parties	31,707,632	14,576,910
Investments in cooperatives	1,737,862	1,705,549
Right-of-use lease asset, net	29,969,955	22,708,362
Other assets	336,500	96,250
Total other assets	63,751,949	39,087,071

Total assets	$313,736,226	$311,196,770
(continued on the following page)

South Dakota Soybean Processors, LLC
Condensed Balance Sheets (continued)

	June 30, 2023	December 31, 2022
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$17,322,879	$18,504,251
Current maturities of long-term debt	4,000,000	—
Note payable - seasonal loan	36,436,695	138,165
Current operating lease liabilities	2,921,898	2,632,995
Accounts payable	2,626,519	2,245,339
Accrued commodity purchases	35,617,971	70,744,667
Commodity derivative instruments	17,824,475	20,010,772
Accrued expenses	4,330,226	6,062,608
Accrued interest	310,034	135,081
Deferred liabilities - current	561,991	1,074,059
Total current liabilities	121,952,688	121,547,937

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	7,998,780	8,845,683
Long-term operating lease liabilities	24,258,771	17,168,224
Deferred liabilities	33,063	96,250
Total long-term liabilities	32,290,614	26,110,157

Commitments and contingencies (Notes 6, 7, 8, and 13)

Members' equity
Class A Units, no par value, 30,411,500 units issued and outstanding on June 30, 2023 and December 31, 2022	159,492,924	163,538,676

Total liabilities and members' equity	$313,736,226	$311,196,770

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2023 and 2022

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net revenues	$184,939,386	$175,248,306	$356,852,694	$346,972,432

Cost of revenues:
Cost of product sold	150,798,392	129,683,893	275,037,094	262,550,055
Production	9,681,528	8,943,691	20,400,505	17,941,567
Freight and rail	12,096,510	11,843,409	24,219,288	22,722,999
Brokerage fees	209,802	209,308	399,082	379,701
Total cost of revenues	172,786,232	150,680,301	320,055,969	303,594,322

Gross profit	12,153,154	24,568,005	36,796,725	43,378,110

Operating expenses:
Administration	1,410,507	1,476,433	2,988,459	2,874,899

Operating income	10,742,647	23,091,572	33,808,266	40,503,211

Other income (expense):
Interest expense	(1,057,190)	(547,770)	(1,977,298)	(935,330)
Other non-operating income (expense)	20,079	220,301	(75,967)	794,462
Patronage dividend income	—	—	693,047	699,595
Total other income (expense)	(1,037,111)	(327,469)	(1,360,218)	558,727

Net income	$9,705,536	$22,764,103	$32,448,048	$41,061,938

Basic and diluted earnings per capital unit	$0.32	$0.75	$1.07	$1.35

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,411,500	30,411,500	30,411,500

The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Changes in Members' Equity (Unaudited)
For the Six Months Ended June 30, 2023 and 2022

	Class A Units
	Units	Amount

Balances, December 31, 2021	30,419,000	$113,414,905
Net income	—	41,061,938
Distribution to members	—	(17,338,830)
Liquidation of members' equity	(7,500)	(1,500)
Balances, June 30, 2022	30,411,500	$137,136,513

Balances, December 31, 2022	30,411,500	$163,538,676
Net income	—	32,448,048
Distribution to members	—	(36,493,800)
Balances, June 30, 2023	30,411,500	$159,492,924
The accompanying notes are an integral part of these condensed financial statements.

South Dakota Soybean Processors, LLC
Condensed Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2023 and 2022

	2023	2022
Operating activities
Net income	$32,448,048	$41,061,938
Charges and credits to net income not affecting cash:
Depreciation and amortization	2,853,735	2,767,194
Net (gain) loss recognized on derivative activities	(10,796,570)	(7,273,072)
Loss (gain) on sale of property and equipment	(31,530)	2,927
Non-cash patronage dividends	(32,313)	(145,749)
Change in current assets and liabilities	(5,768,095)	(59,254,520)
Net cash provided by (used for) operating activities	18,673,275	(22,841,282)

Investing activities
Purchase of investments	(15,694,302)	—
Increase in other assets	(240,250)	(96,250)
Proceeds from sales of property and equipment	100,000	5,900
Purchase of property and equipment	(4,908,953)	(3,293,497)
Net cash used for investing activities	(20,743,505)	(3,383,847)

Financing activities
Change in excess of outstanding checks over bank balances	(1,181,372)	(4,015,768)
Net proceeds (payments) from seasonal borrowings	36,298,530	48,666,976
Distributions to members	(36,493,800)	(17,338,830)
Proceeds from long-term debt	6,581,850	4,224,724
Principal payments on long-term debt	(3,431,194)	(5,127,197)
Net cash provided by financing activities	1,774,014	26,409,905

Net change in cash and cash equivalents	(296,216)	184,776

Cash and cash equivalents, beginning of period	866,699	833,738

Cash and cash equivalents, end of period	$570,483	$1,018,514

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,802,345	$819,584

Income taxes	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$1,436,420	—

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
Revenue
The Company accounts for all its revenues from contracts with customers under ASC 606, Revenue from Contracts with Customers.
The Company principally generates revenue from merchandising and transporting manufactured agricultural products used as ingredients in food, feed, energy, and industrial products. Revenue is measured based on the consideration specified in the contract with a customer and excludes any amounts collected on behalf of third parties (e.g. - taxes). The Company follows a policy of recognizing revenue at a single point in time when it satisfies its performance obligation by transferring control over a product to a customer. Control transfer typically occurs when goods are shipped from our facilities or at other predetermined control transfer points (for instance, destination terms). Shipping and handling costs related to contracts with customers for the sale of goods are accounted for as a fulfillment activity and are included in the cost of revenues. Accordingly, amounts billed to customers for such costs are included as a component of revenues.
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed balance sheets. These customer prepayments totaled $561,991 and $1,074,059 as of June 30, 2023 and December 31, 2022, respectively. Of the $1,074,059 balance as of December 31, 2022, the Company recognized $104,792 and $828,245 as revenues for the three and six months ended June 30, 2023, respectively. Of the $1,347,409 customer prepayments as of December 31, 2021, the Company recognized $2,346 and $1,342,478 of contract liabilities as revenues during the three and six months ended June 30, 2022, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three and six-month periods ended June 30, 2023 and 2022, by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Soybean meal and hulls	$100,273,935	$87,981,896	$197,397,787	$175,405,946
Soybean oil and oil byproducts	84,665,451	87,266,410	159,454,907	171,566,486

Totals	$184,939,386	$175,248,306	$356,852,694	$346,972,432
Recent accounting pronouncements
Any recent accounting pronouncements are not expected to have a material impact on our condensed financial statements.
Note 2 -         Accounts Receivable
Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms, which are generally 30 days from invoice date. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for credit losses is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.
The following table presents the aging analysis of trade receivables as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Past due:
Less than 30 days past due	$9,299,819	$13,779,760
30-60 days past due	2,042,364	1,780,664
60-90 days past due	1,256,984	182,146
Greater than 90 days past due	20,880	45,830
Total past due	12,620,047	15,788,400
Current	34,242,641	27,729,354

Totals	$46,862,688	$43,517,754
The following table provides information regarding the Company's allowance for credit losses as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	—	(115,208)
Additions (deductions)	—	115,208

Balances, end of period	$—	$—
In general, cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case-by-case basis, may charge a late fee of 1.5% per month on past-due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 3 -           Inventories
The Company’s inventories consist of the following on June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Finished goods	$55,351,225	$62,619,087
Raw materials	54,179,014	71,001,459
Supplies & miscellaneous	572,031	625,608

Totals	$110,102,270	$134,246,154
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.
Note 4 -           Investments in Related Parties
The Company’s investments in related parties consist of the following on June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
High Plains Partners, LLC	$18,070,482	$2,376,180
Prairie AquaTech, LLC	1,553,727	1,553,727
Prairie AquaTech Investments, LLC	5,000,000	5,000,000
Prairie AquaTech Manufacturing, LLC	7,083,423	5,647,003

Totals	$31,707,632	$14,576,910
The Company measures its investments in Prairie AquaTech, LLC, Prairie AquaTech Investments, LLC, Prairie AquaTech Manufacturing, LLC and High Plains Partners, LLC at their cost less any impairment plus or minus any observable price changes in orderly transactions since these equity investments do not have readily determinable fair values.
The Company invested $1,436,420 and $0 of soybean meal in Prairie AquaTech Manufacturing, LLC for the six months ended June 30, 2023 and 2022, respectively.
In February 2022, the Company announced its plans to construct a multi-seed processing plant near Mitchell, South Dakota. In September 2022, the Company entered into a capital contribution and commitment agreement with High Plains Partners, LLC. Per the agreement, the Company will transfer to High Plains Partners, LLC all rights, title and interest to all of the tangible and intangible development rights, including engineering, permitting, studies, records, etc., totaling $5.0 million in value in exchange for 2,615 Class B units in High Plains Partners, LLC. The Company also committed to investing at least another $70.0 million for 17,169 Class B capital units in the entity. As of June 30, 2023, the Company had contributed $18,070,482 towards the project. Operation of the facility is expected to begin in late 2025, subject to sufficient financing, permitting and other contingencies.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Note 5 -         Property and Equipment
The following is a summary of the Company's property and equipment at June 30, 2023 and December 31, 2022:

	2023			2022
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,695,462	(1,151,203)	1,544,259	1,625,212
Buildings and improvements	26,288,868	(11,620,994)	14,667,874	15,001,754
Machinery and equipment	95,457,130	(54,392,323)	41,064,807	42,924,227
Railroad cars	10,679,356	(585,436)	10,093,920	10,200,714
Company vehicles	151,682	(133,803)	17,879	26,226
Furniture and fixtures	1,528,219	(930,573)	597,646	394,353
Construction in progress	8,046,447	—	8,046,447	3,871,157

Totals	$145,363,490	$(68,814,332)	$76,549,158	$74,559,969
Depreciation of property and equipment was $1,437,218 and $1,379,259 for the three months ended June 30, 2023 and 2022, respectively, and $2,851,294 and $2,764,754 for the six months ended June 30, 2023 and 2022, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires on December 1, 2023. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (7.30% on June 30, 2023). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $36,436,695 and $138,165 on June 30, 2023 and December 31, 2022, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $48.6 million as of June 30, 2023.
Note 7 -         Long-Term Debt
The following is a summary of the Company's long-term debt on June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Revolving term loan from CoBank, interest at variable rates (7.60% and 6.85% on June 30, 2023 and December 31, 2022, respectively), secured by substantially all property and equipment. The loan matures on March 20, 2026.	$12,000,000	$8,849,344
Less current maturities	(4,000,000)	—
Less debt issuance costs, net of amortization of $22,780 and $20,339 as of June 30, 2023 and December 31, 2022, respectively	(1,220)	(3,661)

Total long-term debt	$7,998,780	$8,845,683
The Company entered into an agreement as of April 27, 2022, with CoBank to amend and restate its Credit Agreement, which includes both the revolving term and seasonal loans. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $16,000,000 on the revolving term loan with a variable effective interest rate of 7.60%. The amount available for borrowing on the revolving term loan will decrease by $2,000,000 every six months until the loan's maturity date of March 20, 2026. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

Company will be amortized over the term of the loan. The principal balance outstanding on the revolving term loan was $12,000,000 and $8,849,344 as of June 30, 2023 and December 31, 2022, respectively. There were no remaining commitments available to borrow on the revolving term loan as of June 30, 2023.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of June 30, 2023.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ending June 30:

2024	$4,000,000
2025	4,000,000
2026	4,000,000

Total	$12,000,000
Note 8 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-12 years and most do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities and require the Company's submission of its financial statements. Lease expense for all railcars was $1,151,009 and $681,788 for the three months ended June 30, 2023 and 2022, respectively, and $2,031,160 and $1,346,276 for the six months ended June 30, 2023 and 2022, respectively.
The following is a schedule of the Company's operating leases for railcars as of June 30, 2023:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	13	6/1/2021	5/31/2024	$7,150
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
Andersons Railcar Leasing Co.	15	11/1/2021	10/31/2026	8,250
Farm Credit Leasing	87	9/1/2020	8/31/2032	34,929
Farm Credit Leasing	8	6/1/2021	5/31/2033	5,966
Farm Credit Leasing	9	10/1/2021	9/30/2033	4,624
Farm Credit Leasing	23	7/1/2022	6/30/2034	13,863
Farm Credit Leasing	30	8/1/2022	7/31/2034	30,422
Farm Credit Leasing	20	10/1/2022	9/30/2034	21,668
Farm Credit Leasing	100	4/1/2023	3/31/2035	81,466
GATX Corporation	14	7/1/2020	6/30/2024	4,200
Trinity Capital	29	11/1/2020	10/31/2023	17,255
Trinity Capital	20	11/1/2020	10/31/2023	11,900
Trinity Capital	2	6/1/2021	5/31/2026	980
Wells Fargo Rail	109	3/1/2022	2/28/2027	51,775
Wells Fargo Rail	7	5/1/2022	4/30/2027	2,765
Wells Fargo Rail	15	5/1/2022	4/30/2027	5,925
Wells Fargo Rail	105	1/1/2023	12/31/2029	49,875

	626			$364,313

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,929. Lease expense under these other operating leases was $12,969 and $14,659 for the three months ended June 30, 2023 and 2022, respectively, and $24,188 and $61,075 for the six-month periods ended June 30, 2023 and 2022, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company paid the entity $3,300,000 after the entity's construction of additional storage and handling facilities. The agreement began on May 1, 2021 and will mature on April 30, 2027 but includes an additional seven-year renewal period at the sole discretion of the Company. Lease expense under this agreement was $58,928 and $58,938 for the three months ended June 30, 2023 and 2022, respectively, and $117,857 and $117,867 for the six months ended June 30, 2023 and 2022, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three and six-month periods ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cost of revenues - Freight and rail	$1,151,009	$681,788	$2,031,160	$1,346,276
Cost of revenues - Production	68,151	68,731	133,793	167,744
Administration expenses	3,746	4,866	8,252	11,198

Total operating lease costs	$1,222,906	$755,385	$2,173,205	$1,525,218
The following summarizes the supplemental cash flow information for the three and six-month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cash paid for amounts included in the measurement of lease liabilities	$1,200,470	$530,658	$2,075,758	$1,280,591

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,542,649	$8,914,885	$4,929,172
The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of June 30, 2023:

Weighted-average remaining lease-term - operating leases (in years)	9.6

Weighted-average discount rate - operating leases	4.2%

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of June 30, 2023:

	Railcars	Other	Total
Twelve-month periods ended June 30:
2024	$4,131,359	$37,706	$4,169,065
2025	3,885,689	24,782	3,910,471
2026	3,884,709	13,966	3,898,675
2027	3,447,849	9,844	3,457,693
2028	2,913,749	3,282	2,917,031
Thereafter	14,730,251	—	14,730,251
Total lease payments	32,993,606	89,580	33,083,186
Less amount of lease payments representing interest	(5,897,908)	(4,609)	(5,902,517)

Total present value of lease payments	$27,095,698	$84,971	$27,180,669
Note 9 -        Member Distribution
On January 31, 2023, the Company’s Board of Managers approved a cash distribution of approximately $36.5 million, or $1.20 per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 2, 2023.
Note 10 -         Derivative Instruments and Hedging Activities
In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange and interest rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts, and interest rate swaps, caps and floors. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, hedging instruments. These contracts are recorded on the Company’s condensed balance sheets at fair value as discussed in Note 11, Fair Value.
As of June 30, 2023 and December 31, 2022, the value of the Company’s open futures, options and forward contracts was $(6,719,567) and $(9,059,941), respectively.

		As of June 30, 2023
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$10,977,846	$17,617,078
Foreign exchange contracts	Current Assets/Liabilities	83,361	101,945
Interest rate caps and floors	Current Assets/Liabilities	43,701	105,452

Totals		$11,104,908	$17,824,475

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

		As of December 31, 2022
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$9,716,111	$19,820,839
Foreign exchange contracts	Current Assets/Liabilities	77,983	53,267
Interest rate caps and floors	Current Assets/Liabilities	1,156,737	136,666

Totals		$10,950,831	$20,010,772
During the three and six-month periods ended June 30, 2023 and 2022, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Commodity contracts	$(3,774,597)	$14,660,996	$10,051,769	$6,828,856
Foreign exchange contracts	98,777	(339,310)	913,098	(341,538)
Interest rate swaps, caps and floors	(11,223)	215,290	(168,297)	785,754

Totals	$(3,687,043)	$14,536,976	$10,796,570	$7,273,072
The Company recorded gains (losses) in cost of goods sold related to its commodity derivative instruments of $(3,687,043) and $14,536,976 for the three months ended June 30, 2023 and 2022, respectively, and $10,796,570 and $7,273,072 for the six-month periods ended June 30, 2023 and 2022, respectively.
Note 11 -       Fair Value
ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a comprehensive framework for measuring fair value and expands disclosures that are required about fair value measurements. Specifically, this guidance establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The three levels of hierarchy and examples are as follows:
•Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange and commodity derivative contracts listed on the Chicago Board of Trade (“CBOT”).
•Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs, such as commodity prices using forward future prices.
•Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

	Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$108,862,860	$—	$108,862,860
Commodity derivative instruments	$(6,719,567)	$—	$—	$(6,719,567)
Margin deposits (deficits)	$3,209,239	$—	$—	$3,209,239

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$133,543,821	$—	$133,543,821
Commodity derivative instruments	$(9,059,941)	$—	$—	$(9,059,941)
Margin deposits	$5,603,930	$—	$—	$5,603,930
The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw materials inventories using the market price quotations of similar forward futures contracts listed on the CBOT and adjusts for the local market adjustments derived from other grain terminals in our area.
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
The Company has patronage investments in other cooperatives and common and preferred stock holdings in privately held entities. There is no market for their patronage credits or the entity’s common and preferred holdings, and it is impracticable to estimate the fair value of the Company’s investments. These investments are carried on the balance sheet at the original cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.
Note 12 -       Related Party Transactions
The Company has equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC and Prairie AquaTech Investments, LLC. The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $2,285,001 and $4,393,396 for the three months ended June 30, 2023 and 2022, respectively, and $5,232,867 and $8,149,152 during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and December 31, 2022, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $308,813 and $1,433,551, respectively.
Note 13 -       Commitments and Contingencies
As of June 30, 2023, the Company had unpaid commitments of approximately $1,313,000 for construction and acquisition of property and equipment, all of which are expected to be incurred by March 31, 2024.
The Company has entered into an agreement with High Plains Partners, LLC (“HPP”) to commit $75.0 million into HPP to facilitate the construction of a multi-seed processing facility near Mitchell, South Dakota. The funding of the commitment is subject to several conditions.

South Dakota Soybean Processors, LLC
Notes to Condensed Financial Statements

From time to time in the ordinary course of our business, the Company may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. The Company carries insurance that provides protection against general commercial liability claims, claims against our directors, officers and employees, business interruption, automobile liability, and workers' compensation. The Company is not currently involved in any material legal proceedings and is not aware of any potential claims.
Note 14 -       Subsequent Event
The Company evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the six-month period ended June 30, 2023, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2022. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2022.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
During the six-month period ending on June 30, 2023, our net income was $32.4 million, compared to $41.1 million during the same period in 2022. In the second quarter, our processing margins decreased due to tight soybean supplies, a decrease in board crush margins, a drop in oil demand, and poor livestock feeding margins. The availability of soybeans was limited due to below-average soybean production in 2022, resulting in historically high basis levels paid for soybeans during the quarter. Board crush values were also affected as soybean futures outpaced product values, leading to a decline in values. The demand for soybean oil was lower than expected, because some renewable diesel plants were delayed coming online or had production problems. Non-GMO meal demand also decreased, as poor livestock margins led customers to cancel non-GMO programs. GMO soybean meal basis values declined due to poor feeding margins in every sector of livestock production.
Margins are improving, however, principally due to an increase in soybean oil and meal values, which reflects the current scarcity of soybean supplies. We are witnessing a rapid increase in renewable diesel production as more plants are being built and production issues are being resolved. Furthermore, we are optimistic about the prospects for increased soybean production, as the weather conditions have been favorable. South Dakota is one of a few states that have shown an increase in planted acres.
Finally, we continue to take additional steps toward the planning and building of a crushing plant near Mitchell, South Dakota, by actively working on its development including financing, engineering and permitting.

RESULTS OF OPERATIONS
Comparison of the three months ended June 30, 2023 and 2022

	Three Months Ended June 30, 2023		Three Months Ended June 30, 2022
	$	% of Revenue	$	% of Revenue
Revenue	$184,939,386	100.0	$175,248,306	100.0
Cost of revenues	(172,786,232)	(93.4)	(150,680,301)	(86.0)
Gross profit	12,153,154	6.6	24,568,005	14.0
Operating expenses	(1,410,507)	(0.8)	(1,476,433)	(0.8)
Interest expense	(1,057,190)	(0.6)	(547,770)	(0.3)
Other non-operating income (expense)	20,079	—	220,301	0.1

Net income	$9,705,536	5.2	$22,764,103	13.0

Revenue – During the three-month period ending on June 30, 2023 our revenue increased by $9.7 million, or 5.5%, compared to the same period in 2022. The rise in revenue was primarily caused by an increase in the average sales price of soybean meal and an increase in the sales volume of both soybean meal and refined soybean oil. The average sales price of soybean meal increased 5% during the three months ended June 30, 2023, compared to the same period in 2022, due to drought conditions in Argentina as well as North America. Argentina, which accounts for nearly 30% of the world's soybean meal exports, experienced a severe drought, which shifted demand for meal to the U.S. as a source. This shift allowed producers, like us, to benefit from increased export opportunities. The sales quantities of soybean meal and refined soybean oil increased 9% and 14%, respectively, due primarily to our ability to arbitrage additional quantities of those products. Partially offsetting the increase in revenues, was a 15% reduction in the average sales price of soybean oil in the three months ended June 30, 2023 from the same period in 2022, due to several renewable diesel plants delaying startups or encountering production issues.
Gross Profit/Loss – Gross profit decreased $12.4 million, or 50.5%, for the three months ended June 30, 2023, compared to the same period in 2022. The decline in gross profits was mainly due to soybean shortages, a drop in board crush margins, lower demand for soybean oil, and poor livestock feeding margins. Soybean availability was significantly limited due to below-average soybean production in 2022, resulting in historically high soybean prices for which we paid during the quarter. Board crush values were adversely affected as soybean futures outpaced product values, leading to a decline in values. The demand for soybean oil was lower than expected because of delays and production problems with some renewable diesel plants. Additionally, non-GMO meal demand decreased because of poor livestock margins which led customers to cancel non-GMO programs. GMO soybean meal basis values declined due to poor feeding margins in every sector of livestock production.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased approximately $66,000, or 4.5%, during the three-month period ended June 30, 2023, compared to the same period in 2022. The decrease was primarily due to a decrease in labor costs.
Interest Expense – Interest expense increased $509,000, or 93.0%, during the three months ended June 30, 2023, compared to the same period in 2022. The increase in interest expense was due to an increase in interest rates on our senior debt with CoBank. As of June 30, 2023, the interest rate on our revolving long-term loan was 7.60%, compared to 3.99% as of June 30, 2022. Partially offsetting the increase in interest rates, the average debt level decreased from $73.5 million during the three-month period ended June 30, 2022 to $56.2 million for the same period in 2023 mainly due to decreased inventory levels.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $200,000 during the three-month period ended June 30, 2023, compared to the same period in 2022. The decrease in other non-operating income was due to a $226,000 change in gains (losses) on our interest rate hedge instruments. During the three-month period ended June 30, 2023, losses on interest rate hedges totaled $11,000, compared to a $215,000 gain during the same period in 2022.

Net Income/Loss – During the three-month period ended June 30, 2023, we generated a net income of $9.7 million, compared to $22.8 million for the same period in 2022. The $13.1 million decrease was primarily attributable to a decrease in gross profit.
Comparison of the six months ended June 30, 2023 and 2022

	Six Months Ended June 30, 2023		Six Months Ended June 30, 2022
	$	% of Revenue	$	% of Revenue
Revenue	$356,852,694	100.0	$346,972,432	100.0
Cost of revenues	(320,055,969)	(89.7)	(303,594,322)	(87.5)
Gross profit	36,796,725	10.3	43,378,110	12.5
Operating expenses	(2,988,459)	(0.8)	(2,874,899)	(0.8)
Interest expense	(1,977,298)	(0.6)	(935,330)	(0.3)
Other non-operating income (expense)	617,080	0.2	1,494,057	0.4

Net income	$32,448,048	9.1	$41,061,938	11.8
Revenue – Revenue increased by $9.9 million, or 2.8%, for the six-month period ended June 30, 2023, compared to the same period in 2022. The average sales price of soybean meal increased 10% during the six months ended June 30, 2023, compared to the same period in 2022, due to drought conditions in Argentina as well as North America. Argentina, which accounts for nearly 30% of the world's soybean meal exports, experienced a severe drought, which shifted demand for meal to the U.S. as a source. This shift allowed producers, like us, to benefit from increased export opportunities.
Gross Profit/Loss – Gross profit decreased by $6.6 million, or 15.2%, for the six months ended June 30, 2023, compared to the same period in 2022. The decrease in gross profit was mainly due to soybean shortages, a drop in board crush margins, lower demand for soybean oil, and poor livestock feeding margins. Soybean availability was significantly limited due to below-average soybean production in 2022, resulting in historically high soybean prices for which we paid during the quarter. Board crush values were also impacted as soybean futures outpaced product values, leading to a decline in values. The demand for soybean oil was lower than expected because of delays and production issues in some renewable diesel plants. Additionally, non-GMO meal demand decreased because of poor livestock margins which led customers to cancel non-GMO programs. GMO soybean meal basis values declined due to poor feeding margins in every sector of livestock production.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $114,000, or 4.0%, during the six-month period ended June 30, 2023, compared to the same period in 2022. The increase was primarily due to a decrease in the recovery of accounts receivable previously determined to be uncollectible. During the six months ended June 30, 2023, we received payments of $114,000 in connection with previously written-off accounts receivable, compared to $0 during the same period in 2023.
Interest Expense – Interest expense increased by $1.0 million, or 111.4%, during the six months ended June 30, 2023, compared to the same period in 2022. The increase in interest expense was due to an increase in interest rates on our senior debt with CoBank. As of June 30, 2023, the interest rate on our revolving long-term loan was 7.60%, compared to 3.99% as of June 30, 2022. Partially offsetting the increase in interest rates was a $6.0 million decrease in borrowings from our lines of credit. The average debt level was $58.2 million during the six months ended June 30, 2023, compared to $64.2 million during the same period in 2022. The decrease is mainly due to higher commodity prices and payments for capital improvements and investments in related parties.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $877,000 during the six-month period ended June 30, 2023, compared to the same period in 2022. The decrease in other non-operating income was due to a $954,000 change in gains (losses) on our interest rate hedge instruments. During the six-month period ended June 30, 2023, losses on interest rate hedges totaled $168,000, compared to a $786,000 gain during the same period in 2022.

Net Income/Loss – During the six-month period ended June 30, 2023, we generated a net income of $32.4 million, compared to $41.1 million for the same period in 2022. The $8.6 million decrease was primarily attributable to a decrease in gross profit.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two revolving lines of credit which are discussed below under “Indebtedness.” On June 30, 2023, we had working capital, defined as current assets less current liabilities, of approximately $51.5 million, compared to $58.3 million on June 30, 2022. Working capital decreased between periods primarily due to capital improvement payments and related party investments during the period. Based on current plans, we will continue funding our capital and operating needs from cash from operations and revolving lines of credit.
Comparison of the Six Months Ended June 30, 2023 and 2022

	2023	2022
Net cash provided by (used for) operating activities	$18,673,275	$(22,841,282)
Net cash provided by (used for) investing activities	(20,743,505)	(3,383,847)
Net cash provided by (used for) financing activities	1,774,014	26,409,905
Cash Flows Provided By (Used For) Operations
The $41.5 million change in cash flows used for operating activities was largely due to a $52.3 million change in inventory, a $9.3 million decrease in net gains on derivative activities, and a $6.5 million change in margin deposits. During the six-month period ended June 30, 2023, our inventories decreased by $24.1 million, compared to a $28.1 million increase during the same period in 2022. During the six months ended June 30, 2023, we recognized $2.3 million in gains on derivative activities, compared to $11.6 million during the same period in 2022. Margin deposits decreased by $2.4 million during the six months ended June 30, 2023, compared to a $4.1 million increase in 2022. Partially offsetting changes in inventory, net gains on derivatives, and margin deposits, was an $18.7 million decrease in accrued commodity purchases and an $8.7 million decrease in net income. Accrued commodity purchases decreased by $35.1 million during the six-month period ended June 30, 2023, compared to $16.4 million during the same period in 2022.
Cash Flows Used For Investing Activities
The $17.4 million increase in cash flows used for investing activities during the six-month period ended June 30, 2023, compared to the same period in 2022, was largely due to a $15.7 million increase in expenditures for related party investments. During the six months ended June 30, 2023, we spent $15.7 million on our investment in High Plains Partners, LLC, a related party, compared to $0 during the same period in 2022.
Cash Flows Provided By Financing Activities
The $24.6 million decrease in cash flows provided by financing activities was principally due to a $19.2 million increase in cash distributions to our members and a $8.3 million decrease in net proceeds from borrowings during the six-month period ended June 30, 2023, compared to the same period in 2022. During the six months ended June 30, 2023, net proceeds on borrowings increased by $39.5 million, compared to $47.8 million during the same period in 2022.
Indebtedness
We have two lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum, or $12.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $2.0 million every six months until the credit line’s maturity on March 20, 2026. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $12.0 million and $8.8 million as of June 30, 2023 and December 31, 2022, respectively. Under this loan, there were no additional funds available to borrow as of June 30, 2023.

The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. The maximum we may borrow under this line is $85.0 million until the loan's maturity on December 1, 2023. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of June 30, 2023 and December 31, 2022, the principal balance outstanding on this credit line was $36.4 million and $0.1 million, respectively, allowing us to borrow an additional $48.6 million as of June 30, 2023.
Both the revolving and seasonal loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on both loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term loan was 7.60% and 6.85% as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, the interest rate on the seasonal loan was 7.30% and 6.55%, respectively. We were in compliance with all covenants and conditions under the loans as of June 30, 2023.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$13,370,000	$4,775,000	$8,595,000	$—	$—

Operating Lease Obligations	33,083,000	4,169,000	7,809,000	6,375,000	14,730,000

Totals	$46,453,000	$8,944,000	$16,404,000	$6,375,000	$14,730,000
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Commodities Risk & Risk Management. To reduce the price change risks associated with holding fixed-price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight or options futures contract) on a regulated commodity futures exchange, the Chicago Board of Trade. While hedging activities reduce the risk of loss from changing market prices, such activities also limit the gain potential which otherwise could result from these significant fluctuations in market prices. Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time. Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions. Our management does not anticipate that hedging activities will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against the nonperformance of a cash contract.

At any one time, our inventory and purchase contracts for delivery to our facility may be substantial. We have risk management policies and procedures that include net position limits. They are defined by commodity and include both trader and management limits. This policy and procedure trigger a review by management when any trader is outside of position limits. The position limits are reviewed at least annually with the board of managers. We monitor current market conditions and may expand or reduce the limits in response to changes in those conditions.
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
Interest Rate Risk. We manage exposure to interest rate changes by using variable-rate loan agreements with fixed-rate options. Long-term loan agreements can utilize the fixed option through maturity; however, the revolving ability to pay down and borrow back would be eliminated once the funds were fixed.
As of June 30, 2023, we had $0 in fixed-rate debt outstanding and $97.0 million of variable-rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable-rate debt could have an estimated impact on profitability of approximately $970,000 per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2023.
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
Item 1A. Risk Factors.
During the quarter ended June 30, 2023, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2022 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
Insider Adoption or Termination of Trading Arrangements
During the three months ended June 30, 2023, none of our managers or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K..
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	August 10, 2023	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	August 10, 2023	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)