Form 10-Q
period 2023-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2023-11-14
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 14, 2023, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Consolidated Financial Statements
September 30, 2023 and 2022

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$62,428,669	$866,699
Trade accounts receivable	50,964,748	43,517,754
Inventories	92,334,428	134,246,154
Commodity derivative instruments	10,245,404	10,950,831
Margin deposits	3,499,900	5,603,930
Prepaid expenses	3,769,285	2,364,362
Total current assets	223,242,434	197,549,730

Property and equipment	192,482,945	140,903,867
Less accumulated depreciation	(70,089,859)	(66,343,898)
Total property and equipment, net	122,393,086	74,559,969

Other assets
Investments in related parties	13,637,150	14,576,910
Investments in cooperatives	1,737,862	1,705,549
Right-of-use lease asset, net	29,128,808	22,708,362
Other assets	336,500	96,250
Total other assets	44,840,320	39,087,071

Total assets	$390,475,840	$311,196,770
(continued on the following page)

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets (continued)

	September 30, 2023	December 31, 2022
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$11,983,777	$18,504,251
Current maturities of long-term debt	1,200,000	—
Note payable - seasonal loan	728,833	138,165
Current operating lease liabilities	2,834,052	2,632,995
Accounts payable	2,431,808	2,245,339
Accrued commodity purchases	57,319,831	70,744,667
Commodity derivative instruments	10,455,096	20,010,772
Accrued expenses	5,805,406	6,062,608
Accrued interest	116,056	135,081
Deferred liabilities - current	436,489	1,074,059
Total current liabilities	93,311,348	121,547,937

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	10,200,000	8,845,683
Long-term operating lease liabilities	23,564,400	17,168,224
Deferred liabilities	43,578	96,250
Total long-term liabilities	33,807,978	26,110,157

Commitments and contingencies (Notes 6, 7, 8, and 13)

Members' equity
Class A Units, no par value, 30,411,500 units issued and outstanding on September 30, 2023 and December 31, 2022	177,934,483	163,538,676
Non-controlling interests in consolidated entities	85,422,031	—

Total liabilities and members' equity	$390,475,840	$311,196,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net revenues	$176,915,209	$184,725,873	$533,767,903	$531,698,305

Cost of revenues:
Cost of product sold	135,145,339	151,274,078	410,182,433	413,824,133
Production	10,212,705	9,419,838	30,613,210	27,361,405
Freight and rail	11,285,844	11,875,724	35,505,132	34,598,723
Brokerage fees	190,804	164,349	589,886	544,050
Total cost of revenues	156,834,692	172,733,989	476,890,661	476,328,311

Gross profit	20,080,517	11,991,884	56,877,242	55,369,994

Operating expenses:
Administration	1,520,090	1,249,945	4,508,549	4,124,844

Operating income	18,560,427	10,741,939	52,368,693	51,245,150

Other income (expense):
Interest expense	(727,968)	(638,690)	(2,705,266)	(1,574,020)
Other non-operating income (expense)	930,131	331,933	854,164	1,126,395
Patronage dividend income	—	—	693,047	699,595
Total other income (expense)	202,163	(306,757)	(1,158,055)	251,970

Net income	18,762,590	10,435,182	51,210,638	51,497,120
Net income attributable to non-controlling interests in consolidating entities	321,031	—	321,031	—
Net income attributable to Company	$18,441,559	$10,435,182	$50,889,607	$51,497,120

Basic and diluted earnings per capital unit	$0.61	$0.34	$1.67	$1.69

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,411,500	30,411,500	30,411,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Changes in Members' Equity (Unaudited)
For the Nine Months Ended September 30, 2023 and 2022

	Class A Units		Noncontrolling	Total
	Units	Amount	Interests	Equity

Balances, December 31, 2021	30,419,000	$113,414,905	$—	$113,414,905
Net income	—	51,497,120	—	51,497,120
Distribution to members	—	(17,338,830)	—	(17,338,830)
Liquidation of members' equity	(7,500)	(1,500)	—	(1,500)
Balances, September 30, 2022	30,411,500	$147,571,695	$—	$147,571,695

Balances, December 31, 2022	30,411,500	$163,538,676	$—	$163,538,676
Net income	—	50,889,607	321,031	51,210,638
Distribution to members	—	(36,493,800)	—	(36,493,800)
Issuance of new capital units in consolidated entities	—	—	85,101,000	85,101,000
Balances, September 30, 2023	30,411,500	$177,934,483	$85,422,031	$263,356,514
The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2023 and 2022

	2023	2022
Operating activities
Net income	$51,210,638	$51,497,120
Charges and credits to net income not affecting cash:
Depreciation and amortization	4,312,771	2,767,194
Net (gain) loss recognized on derivative activities	(17,621,666)	(12,864,652)
Loss (gain) on sale of property and equipment	(59,486)	2,927
Non-cash patronage dividends	(32,313)	(145,749)
Change in current assets and liabilities	31,445,697	(59,254,520)
Net cash provided by (used for) operating activities	69,255,641	(17,997,680)

Investing activities
Increase in other assets	(240,250)	(96,250)
Proceeds from sales of property and equipment	147,718	5,900
Purchase of property and equipment	(52,829,189)	(3,293,497)
Net cash used for investing activities	(52,921,721)	(3,383,847)

Financing activities
Change in excess of outstanding checks over bank balances	(6,520,474)	(4,015,768)
Net proceeds (payments) from seasonal borrowings	590,668	48,666,976
Proceeds from issuance of capital units	85,101,000	—
Distributions to members	(36,493,800)	(17,338,830)
Proceeds from long-term debt	14,766,774	4,224,724
Principal payments on long-term debt	(12,216,118)	(5,127,197)
Net cash provided by financing activities	45,228,050	26,409,905

Net change in cash and cash equivalents	61,561,970	5,028,378

Cash and cash equivalents, beginning of period	866,699	833,738

Cash and cash equivalents, end of period	$62,428,669	$5,862,116

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,724,291	$1,400,459

Income taxes	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$1,436,420	1,436,420

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
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, High Plains Partners, LLC, HPP SD Holdings, LLC, and High Plains Processing, LLC, after elimination of all material intercompany accounts, transactions, and profits.
Use of estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed consolidated balance sheets. These customer prepayments totaled $436,489 and $1,074,059 as of September 30, 2023 and December 31, 2022, respectively. Of the $1,074,059 balance as of December 31, 2022, the Company recognized $154,705 and $982,950 as revenues for the three and nine months ended September 30, 2023, respectively. Of the $1,347,409 customer prepayments as of December 31, 2021, the Company recognized $0 and $1,342,478 of contract liabilities as revenues during the three and nine months ended September 30, 2022, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three and nine-month periods ended September 30, 2023 and 2022, by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Soybean meal and hulls	$85,574,509	$96,159,809	$282,972,296	$271,565,755
Soybean oil and oil byproducts	91,340,700	88,566,064	250,795,607	260,132,550

Totals	$176,915,209	$184,725,873	$533,767,903	$531,698,305
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
The following table presents the aging analysis of trade receivables as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Past due:
Less than 30 days past due	$9,667,285	$13,779,760
30-60 days past due	1,841,410	1,780,664
60-90 days past due	25,489	182,146
Greater than 90 days past due	210,841	45,830
Total past due	11,745,025	15,788,400
Current	39,219,723	27,729,354

Totals	$50,964,748	$43,517,754
The following table provides information regarding the Company's allowance for credit losses as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	—	(115,208)
Additions (deductions)	—	115,208

Balances, end of period	$—	$—
In general, cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case-by-case basis, may charge a late fee of 1.5% per month on past-due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 3 -           Inventories
The Company’s inventories consist of the following on September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Finished goods	$36,817,686	$62,619,087
Raw materials	54,868,178	71,001,459
Supplies & miscellaneous	648,564	625,608

Totals	$92,334,428	$134,246,154
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.
Note 4 -           Investments in Related Parties
The Company’s investments in related parties consist of the following on September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
High Plains Partners, LLC	$—	$2,376,180
Prairie AquaTech, LLC	1,553,727	1,553,727
Prairie AquaTech Investments, LLC	5,000,000	5,000,000
Prairie AquaTech Manufacturing, LLC	7,083,423	5,647,003

Totals	$13,637,150	$14,576,910
The Company measures its investments in Prairie AquaTech, LLC, Prairie AquaTech Investments, LLC, Prairie AquaTech Manufacturing, LLC and High Plains Partners, LLC at their cost less any impairment plus or minus any observable price changes in orderly transactions since these equity investments do not have readily determinable fair values.
The Company invested $1,436,420 and $1,436,420 of soybean meal in Prairie AquaTech Manufacturing, LLC for the nine months ended September 30, 2023 and 2022, respectively.
In February 2022, the Company announced its plans to construct a multi-seed processing plant near Mitchell, South Dakota. In September 2023, the Company entered into a capital contribution and commitment agreement with High Plains Partners, LLC. Per the agreement, the Company will transfer to High Plains Partners, LLC all rights, title and interest to all of the tangible and intangible development rights, including engineering, permitting, studies, records, etc., totaling $5.0 million in value in exchange for 2,615 Class B units in High Plains Partners, LLC. The Company also committed to investing up to another $106.3 million for 24,438 Class B capital units in the entity. As of September 30, 2023, the Company had contributed $19.0 towards the project. Operation of the facility is expected to begin in late 2025, subject to permitting and other contingencies.
Effective September 30, 2023, the Company began consolidating the accounts of High Plains Processing, LLC, HPP SD Holdings, LLC, and High Plains Partners, LLC, formerly unconsolidated entities, into its financial statements . The Company and other regional investors committed to investing a total of $192.0 million into High Plains Partners. In September 2023, High Plains Partners created a joint venture with another partner to create High Plains Processing, LLC, to build a new multi-seed crush facility near Mitchell, South Dakota. Construction of the facility is estimated to be completed in late 2025. The consolidation is due to the Company's entering into a management agreement with the new processing facility along with its ability to appoint a majority of the board members of each entity. The financial data for previous periods has not been restated to reflect the consolidation of the three entities. The consolidation is not material to the financial position or results of operations for the periods

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

presented and had no effect on previously reported net income. As of September 30, 2023, High Plains Partners, HPP SD Holdings, and High Plains Processing, LLC received a total of $85.1 million in proceeds from the issuance from capital units.
Note 5 -         Property and Equipment
The following is a summary of the Company's property and equipment at September 30, 2023 and December 31, 2022:

	2023			2022
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,695,462	(1,191,468)	1,503,994	1,625,212
Buildings and improvements	26,388,310	(11,789,974)	14,598,336	15,001,754
Machinery and equipment	95,975,676	(55,392,530)	40,583,146	42,924,227
Railroad cars	10,679,356	(638,832)	10,040,524	10,200,714
Company vehicles	151,682	(137,977)	13,705	26,226
Furniture and fixtures	1,548,914	(939,078)	609,836	394,353
Construction in progress	54,527,219	—	54,527,219	3,871,157

Totals	$192,482,945	$(70,089,859)	$122,393,086	$74,559,969
Depreciation of property and equipment was $1,457,816 and $1,389,920 for the three months ended September 30, 2023 and 2022, respectively, and $4,309,110 and $4,154,674 for the nine months ended September 30, 2023 and 2022, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires on October 1, 2024. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (7.55% on September 30, 2023). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $728,833 and $138,165 on September 30, 2023 and December 31, 2022, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $84.3 million as of September 30, 2023.
Note 7 -         Long-Term Debt
The following is a summary of the Company's long-term debt on September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Revolving term loan from CoBank, interest at variable rates (7.85% and 6.85% on September 30, 2023 and December 31, 2022, respectively), secured by substantially all property and equipment. The loan matures on March 20, 2026.	$11,400,000	$8,849,344
Note payable to CoBank, interest at variable rates (7.85% and 6.85% at September 30, 2023 and December 31, 2022, respectively), secured by substantially all property and equipment. Note matures March 20, 2028.	—	—
Less current maturities	(1,200,000)	—
Less debt issuance costs, net of amortization of $0 and $20,339 as of September 30, 2023 and December 31, 2022, respectively.	—	(3,661)

Total long-term debt	$10,200,000	$8,845,683

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The Company entered into an agreement as of September 20, 2023, with CoBank to amend and restate its Credit Agreement, which includes the revolving term loan, note payable, and seasonal loan. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $12,000,000 on the revolving term loan with a variable effective interest rate of 7.85%. The amount available for borrowing on the revolving term loan will decrease by $600,000 every six months until the loan's maturity date of March 20, 2028. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company were amortized over the term of the loan. The principal balance outstanding on the revolving term loan was $11,400,000 and $8,849,344 as of September 30, 2023 and December 31, 2022, respectively. There were no remaining commitments available to borrow on the revolving term loan as of September 30, 2023.
On September 20, 2023, the Company entered into note payable to CoBank to borrow up to $90,000,000 until August 1, 2024, the proceeds of which are to be used to finance the Company's investment in High Plains Partners, LLC. The Company will make semi-annual payments of $4,500,000 beginning October 20, 2024 until the note's maturity on March 20, 2028. The principal balance outstanding on the note payable was $— as of September 30, 2023 and December 31, 2022. There was $90.0 million available to borrow on the note payable as of September 30, 2023.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of September 30, 2023.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ending September 30:

2024	$1,200,000
2025	1,200,000
2026	1,200,000
2027	1,200,000
2028	6,600,000

Total	$11,400,000
Note 8 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-12 years and most do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities and require the Company's submission of its financial statements. Lease expense for all railcars was $1,145,549 and $755,494 for the three months ended September 30, 2023 and 2022, respectively, and $3,176,709 and $2,101,770 for the nine months ended September 30, 2023 and 2022, respectively.
The following is a schedule of the Company's operating leases for railcars as of September 30, 2023:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	13	6/1/2021	5/31/2024	$7,150
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
Andersons Railcar Leasing Co.	15	11/1/2021	10/31/2026	8,250
Farm Credit Leasing	87	9/1/2020	8/31/2032	34,929
Farm Credit Leasing	8	6/1/2021	5/31/2033	5,966
Farm Credit Leasing	9	10/1/2021	9/30/2033	4,624

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment
Farm Credit Leasing	23	7/1/2022	6/30/2034	13,863
Farm Credit Leasing	30	8/1/2022	7/31/2034	30,422
Farm Credit Leasing	20	10/1/2022	9/30/2034	21,668
Farm Credit Leasing	100	4/1/2023	3/31/2035	81,466
GATX Corporation	14	7/1/2020	6/30/2024	4,200
Trinity Capital	29	11/1/2020	10/31/2023	17,255
Trinity Capital	20	11/1/2020	10/31/2023	11,900
Trinity Capital	2	6/1/2021	5/31/2026	980
Wells Fargo Rail	109	3/1/2022	2/28/2027	51,775
Wells Fargo Rail	7	5/1/2022	4/30/2027	2,765
Wells Fargo Rail	15	5/1/2022	4/30/2027	5,925
Wells Fargo Rail	105	1/1/2023	12/31/2029	49,875

	626			$364,313
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,824. Lease expense under these other operating leases was $13,263 and $9,446 for the three months ended September 30, 2023 and 2022, respectively, and $37,451 and $70,521 for the nine-month periods ended September 30, 2023 and 2022, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company paid the entity $3,300,000 after the entity's construction of additional storage and handling facilities. The agreement began on May 1, 2021 and will mature on April 30, 2027 but includes an additional seven-year renewal period at the sole discretion of the Company. Lease expense under this agreement was $58,929 and $58,929 for the three months ended September 30, 2023 and 2022, respectively, and $176,786 and $176,796 for the nine months ended September 30, 2023 and 2022, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed statements of operations for the three and nine-month periods ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cost of revenues - Freight and rail	$1,145,549	$755,494	$3,176,709	$2,101,770
Cost of revenues - Production	67,735	62,411	201,528	230,155
Administration expenses	4,457	5,964	12,709	17,162

Total operating lease costs	$1,217,741	$823,869	$3,390,946	$2,349,087

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following summarizes the supplemental cash flow information for the three and nine-month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cash paid for amounts included in the measurement of lease liabilities	$1,024,713	$667,523	$3,100,471	$1,948,114

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$41,523	$3,511,694	$8,956,408	$8,440,866
The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of September 30, 2023:

Weighted-average remaining lease-term - operating leases (in years)	9.5

Weighted-average discount rate - operating leases	4.2%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of September 30, 2023:

	Railcars	Other	Total
Twelve-month periods ended September 30:
2024	$4,009,844	$45,675	$4,055,519
2025	3,885,689	29,800	3,915,489
2026	3,847,869	22,796	3,870,665
2027	3,241,704	19,910	3,261,614
2028	2,913,749	9,209	2,922,958
Thereafter	14,001,813	—	14,001,813
Total lease payments	31,900,668	127,390	32,028,058
Less amount of lease payments representing interest	(5,617,760)	(11,846)	(5,629,606)

Total present value of lease payments	$26,282,908	$115,544	$26,398,452
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
As of September 30, 2023 and December 31, 2022, the value of the Company’s open futures, options and forward contracts was $(209,692) and $(9,059,941), respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

		As of September 30, 2023
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$10,135,021	$10,239,346
Foreign exchange contracts	Current Assets/Liabilities	91,905	156,936
Interest rate caps and floors	Current Assets/Liabilities	18,478	58,814

Totals		$10,245,404	$10,455,096

		As of December 31, 2022
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$9,716,111	$19,820,839
Foreign exchange contracts	Current Assets/Liabilities	77,983	53,267
Interest rate caps and floors	Current Assets/Liabilities	1,156,737	136,666

Totals		$10,950,831	$20,010,772
During the three and nine-month periods ended September 30, 2023 and 2022, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Commodity contracts	$6,839,239	$5,265,221	$16,891,008	$12,094,077
Foreign exchange contracts	(35,696)	(21,642)	877,402	(363,180)
Interest rate swaps, caps and floors	21,553	348,001	(146,744)	1,133,755

Totals	$6,825,096	$5,591,580	$17,621,666	$12,864,652
The Company recorded gains (losses) in cost of goods sold related to its commodity derivative instruments of $6,825,096 and $5,591,580 for the three months ended September 30, 2023 and 2022, respectively, and $17,621,666 and $12,864,652 for the nine-month periods ended September 30, 2023 and 2022, respectively.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

	Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$91,240,342	$—	$91,240,342
Commodity derivative instruments	$(209,692)	$—	$—	$(209,692)
Margin deposits (deficits)	$3,499,900	$—	$—	$3,499,900

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$133,543,821	$—	$133,543,821
Commodity derivative instruments	$(9,059,941)	$—	$—	$(9,059,941)
Margin deposits	$5,603,930	$—	$—	$5,603,930
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
Note 12 -       Related Party Transactions
The Company has equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC and Prairie AquaTech Investments, LLC. The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $2,914,118 and $4,976,885 for the three months ended September 30, 2023 and 2022, respectively, and $8,146,985 and $13,126,037 during the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023 and December 31, 2022, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $1,133,759 and $1,433,551, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 13 -       Commitments and Contingencies
As of September 30, 2023, the Company had unpaid commitments of approximately $115,000,000 for construction and acquisition of property and equipment, all of which are expected to be incurred by March 31, 2024.
The Company has entered into an agreement with High Plains Partners, LLC to commit up to $111.3 million into High Plains Partners to facilitate the construction of a multi-seed processing facility near Mitchell, South Dakota.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2023, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2022. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2022.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
During the nine months ending on September 30, 2023, we reported a net income of $50.9 million, compared to $51.5 million during the same period in 2022. During the third quarter, we transitioned from managing a tight soybean supply to one of abundant supply. During July and August of this year, we faced a shortage of soybean supply due to lower-than-average production in the state during the 2022 growing season. As a result, our soybean procurement costs were significantly higher than historical averages. The crop matured earlier than expected due to extreme heat in late August and early September. This resulted in an early harvest and allowed us to transition to more favorable new crop basis levels, which significantly improved processing margins. The tight supply of soybeans in the summer months also affected the meal markets during the third quarter, causing the meal basis to trade at high levels. However, as new crops of soybeans became available during the harvest and new processing capacities came online, the basis levels for meal weakened. Soybean oil markets experienced high volatility during the third quarter. While demand from renewable diesel producers was sporadic, we took advantage of profitable sales opportunities.
Looking ahead, we believe that soybean production in South Dakota has returned to average levels historically, which should enable us to procure soybeans at historical average costs. Profit margins during the fourth quarter of 2023 should be a good, considering that most of our expected production has already been sold. However, profit margins in 2024 could decline compared to previous years, because new production capacity in the U.S. is expected be available. Additionally, soybean processing in Argentina is expected to rebound, which could further affect our margins.
Our new crush facility project, near Mitchell, South Dakota, continues to progress well. During the third quarter of 2023, we closed on the project's financing with our financial partners and lender, held a groundbreaking ceremony, and initiated construction activities at the site. The project is currently on track with its construction schedule with an estimated completion date during the fourth quarter of 2025.

RESULTS OF OPERATIONS
Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
	$	% of Revenue	$	% of Revenue
Revenue	$176,915,209	100.0	$184,725,873	100.0
Cost of revenues	(156,834,692)	(88.6)	(172,733,989)	(93.5)
Gross profit	20,080,517	11.4	11,991,884	6.5
Operating expenses	(1,520,090)	(0.9)	(1,249,945)	(0.7)
Interest expense	(727,968)	(0.4)	(638,690)	(0.3)
Other non-operating income (expense)	930,131	0.5	331,933	0.2
Net income	18,762,590	10.6	10,435,182	5.6
Net income attributable to non-controlling interests in consolidated entities	321,031	0.2	—	—

Net income attributable to Company	$18,441,559	10.4	$10,435,182	5.6

Revenue – Our revenue during the three-month period ending on September 30, 2023 decreased by $7.8 million, or 4.2%, as compared to the same period in 2022. Revenue declined primarily due to a decrease in the average sales price of soybean oil and meal. During the three months ended September 30, 2023, the average price of soybean oil decreased by 23%, compared to the same period in 2022. Oil prices were affected by reduced demand following a delay in start-up and production issues by several renewable diesel plants in 2023. Similarly, the average sales price of soybean meal decreased by 5% during the three months ended September 30, 2023, compared to the same period in 2022, largely in anticipation of increased soybean meal production caused by improved crop conditions and an early harvest. The decrease in revenue was offset, in part, by a 17% increase in the sales volume of soybean oil based on our ability to leverage some sales opportunities.
Gross Profit/Loss – Gross profit increased $8.1 million, or 67.5%, for the three months ended September 30, 2023, compared to the same period in 2022. Gross profits improved primarily due to soybean shortages, an increase in board crush margins and improved growing conditions.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $270,000, or 21.6%, during the three-month period ended September 30, 2023, compared to the same period in 2022. The increase was primarily due to an increase in labor costs.
Interest Expense – Interest expense increased $89,000, or 14.0%, during the three months ended September 30, 2023, compared to the same period in 2022. The increase in interest expense was due to an increase in interest rates on our senior debt with CoBank. As of September 30, 2023, the interest rate on our revolving long-term loan was 7.85%, compared to 5.54% as of September 30, 2022. Partially offsetting the increase in interest rates, the average debt level decreased from $58.0 million during the three-month period ended September 30, 2022 to $36.5 million for the same period in 2023, mainly due to decreased inventory levels.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, increased $598,000 during the three-month period ended September 30, 2023, compared to the same period in 2022. The increase in other non-operating income was due to an $873,000 increase in interest income which we received from the deposit of proceeds received by a subsidiary in connection with its equity financing.
Net Income/Loss – During the three-month period ended September 30, 2023, we generated a net income of $18.4 million, compared to $10.4 million for the same period in 2022. The $8.0 million increase was primarily attributable to increases in gross profit and interest income.

Comparison of the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
	$	% of Revenue	$	% of Revenue
Revenue	$533,767,903	100.0	$531,698,305	100.0
Cost of revenues	(476,890,661)	(89.3)	(476,328,311)	(89.6)
Gross profit	56,877,242	10.7	55,369,994	10.4
Operating expenses	(4,508,549)	(0.8)	(4,124,844)	(0.8)
Interest expense	(2,705,266)	(0.5)	(1,574,020)	(0.3)
Other non-operating income (expense)	1,547,211	0.3	1,825,990	0.3
Net income	51,210,638	9.6	51497120	9.7
Net income attributable to non-controlling interests in consolidated entities	321,031	0.1	—	—

Net income attributable to Company	$50,889,607	9.5	$51,497,120	9.7
Revenue – Revenue increased by $2.1 million, or 0.4%, for the nine-month period ended September 30, 2023, compared to the same period in 2022. The average sales price of soybean meal increased 5% during the nine months ended September 30, 2023, compared to the same period in 2022, primarily due to drought conditions in Argentina and North America. Argentina, which accounts for nearly 30% of the world's soybean meal exports, experienced a severe drought which shifted demand for meal to the U.S. as a source. This shift allowed producers, like us, to benefit from increased export opportunities.
Gross Profit/Loss – Gross profit increased by $1.5 million, or 2.7%, for the nine months ended September 30, 2023, compared to the same period in 2022. The increase in gross profit was mainly due to improved board crush margins and improved growing conditions.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $384,000, or 9.3%, during the nine-month period ended September 30, 2023, compared to the same period in 2022. The increase was primarily due to a decrease in the recovery of accounts receivable previously determined to be uncollectible and an increase in labor costs. During the nine months ended September 30, 2023, we received payments of $115,000 in connection with previously written-off accounts receivable, compared to $0 during the same period in 2023.
Interest Expense – Interest expense increased by $1.1 million, or 71.9%, during the nine months ended September 30, 2023, compared to the same period in 2022. The increase in interest expense was due to an increase in interest rates on our senior debt with CoBank. As of September 30, 2023, the interest rate on our revolving long-term loan was 7.85%, compared to 5.54% as of September 30, 2022. Partially offsetting the increase in interest rates was a $11.1 million decrease in borrowings from our lines of credit. The average debt level was $51.0 million during the nine months ended September 30, 2023, compared to $62.1 million during the same period in 2022. The decrease is mainly due to decreased inventory quantities and lower commodity prices.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $279,000 during the nine-month period ended September 30, 2023, compared to the same period in 2022. The decrease in other non-operating income was due to a $1.3 million change in gains (losses) on our interest rate hedge instruments. During the nine-month period ended September 30, 2023, losses on interest rate hedges totaled $0.1 million, compared to a $1.1 million gain during the same period in 2022. Partially offsetting the decrease by interest rate hedges was a $0.9 million increase in interest income which we received from the deposit of investment proceeds received by a subsidiary in connection with its equity financing.
Net Income/Loss – During the nine-month period ended September 30, 2023, we generated a net income of $50.9 million, compared to $51.5 million for the same period in 2022. The $0.6 million decrease was primarily attributable to increased operating and interest costs and decrease in other non-operating income.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two revolving lines of credit which are discussed below under “Indebtedness.” On September 30, 2023, we had working capital, defined as current assets less current liabilities, of approximately $129.9 million, compared to $63.8 million on September 30, 2022. Working capital increased between periods primarily due to investment proceeds raised by one of our consolidated subsidiaries, High Plains Partners, LLC, in connection with its equity financing, the proceeds of which were contributed to our new crush facility project near Mitchell, South Dakota. We hold a majority interest in High Plains Partners, having agreed to contribute to High Plain Partners cash, property and various construction and development rights, which were subsequently contributed to and then through a holding company, HPP SD Holdings, LLC, to High Plains Processing, LLC, the owner and operator of the crush facility. High Plains Partners holds a majority interest in HPP SD Holdings, whose only asset is High Plains Processing.
Comparison of the Nine Months Ended September 30, 2023 and 2022

	2023	2022
Net cash provided by (used for) operating activities	$69,255,641	$(17,997,680)
Net cash provided by (used for) investing activities	(52,921,721)	(3,383,847)
Net cash provided by (used for) financing activities	45,228,050	26,409,905
Cash Flows Provided By (Used For) Operations
The $87.3 million change in cash flows used for operating activities was largely due to a $93.0 million change in inventory and an $8.5 million change in margin deposits. During the nine-month period ended September 30, 2023, our inventories decreased by $41.9 million, compared to a $51.1 million increase during the same period in 2022. During the nine months ended September 30, 2023, margin deposits decreased by $2.1 million, compared to a $6.4 million increase in 2022. Partially offsetting changes in inventory and margin deposits, was a $13.7 million change in accrued commodity purchases. Accrued commodity purchases decreased by $13.4 million during the nine-month period ended September 30, 2023, compared to $0.3 million increase during the same period in 2022.
Cash Flows Used For Investing Activities
The $49.5 million increase in cash flows used for investing activities during the nine-month period ended September 30, 2023, compared to the same period in 2022, was due to a $49.5 million increase in expenditures for purchases of various property and equipment that we made for the construction and development of the new crush facility near Mitchell, which were subsequently contributed to High Plains Partners and High Plains Processing. During the nine months ended September 30, 2023, we spent $52.8 million on our purchases of property and equipment, compared to $3.3 million during the same period in 2022.
Cash Flows Provided By Financing Activities
The $18.8 million increase in cash flows provided by financing activities was principally due to the receipt of $85.1 million in investment proceeds received by our subsidiaries, High Plains Partners and HPP SD Holdings, in connection with their equity financing, which subsequently was contributed to High Plains Processing for the construction and development of the new crush facility. Partially offsetting the increase is a $44.6 million decrease in net proceeds on borrowings and a $19.2 million increase in cash distributions to our members during the nine-month period ended September 30, 2023, compared to the same period in 2022. During the nine months ended September 30, 2023, net proceeds on borrowings increased by $3.2 million, compared to $47.8 million during the same period in 2022.
Indebtedness
We have three lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds, as needed, up to the credit line maximum, or $12.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $0.6 million every six months until the credit line’s maturity on March 20, 2028 at which time a balloon payment for the remaining balance is due. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $11.4 million and $8.8 million as of September 30, 2023 and December 31, 2022, respectively. Under this loan, there were no additional funds available to borrow as of September 30, 2023.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. The maximum we may borrow under this line is $85.0 million until the loan's maturity on October 1, 2024. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of September 30, 2023 and December 31, 2022, the principal balance outstanding on this credit line was $0.7 million and $0.1 million, respectively, allowing us to borrow an additional $84.3 million as of September 30, 2023.
The third line of credit is a multiple advance note payable. The primary purpose of this note is to finance our investment in High Plains Partners and other larger capital projects. We have an agreement with High Plains Partners to commit up to $111.3 million in cash, property and development rights to High Plains Partners to facilitate the construction and development of the new crush facility near Mitchell. The maximum we may borrow under this note is $90.0 million. Under this loan, principal payments of $4.5 million are made every six months which begin on October 20, 2024 and end on the date of maturity, March 20, 2024, at which time a balloon payment is due for the remaining balance. The principal balance outstanding on this note was $0 as of September 30, 2023 and December 31, 2022. Under this note, there were $90.0 million of funds available to borrow as of September 30, 2023.
The revolving, seasonal and multiple advance loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on all three loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term and multiple advance loans was 7.85% and 6.85% as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023 and December 31, 2022, the interest rate on the seasonal loan was 7.55% and 6.55%, respectively. We were in compliance with all covenants and conditions under the loans as of September 30, 2023.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$14,144,000	$2,037,000	$3,729,000	$8,378,000	$—

Operating Lease Obligations	32,028,000	4,055,000	7,786,000	6,185,000	14,002,000

Totals	$46,172,000	$6,092,000	$11,515,000	$14,563,000	$14,002,000
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
As of September 30, 2023, we had $0 in fixed-rate debt outstanding and $186.4 million of variable-rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable-rate debt could have an estimated impact on profitability of approximately $1.9 million per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2023.

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
Item 1A. Risk Factors.
During the quarter ended September 30, 2023, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2022 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
Insider Adoption or Termination of Trading Arrangements
During the three months ended September 30, 2023, none of our managers or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K..
Item 6.    Exhibits.

Exhibit Number	Description
3.1(i)	Articles of Organization (1)
3.1(ii)	Operating Agreement, as amended (2)
3.1(iii)	Articles of Amendment to Articles of Organization (3)
4.1	Form of Class A Unit Certificate (4)
10.1	Capital Commitment and Contribution Agreement, dated September 21, 2022
10.2	SDSP Parent Guarantee, dated September 7, 2023
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer
32.1	Section 1350 Certification by Chief Executive Officer
32.2	Section 1350 Certification by Chief Financial Officer
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 14, 2023	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 14, 2023	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)