Form 10-K
period 2023-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2024-03-22
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of these error correction are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐    Yes       ☒   No

The aggregate market value of the registrant’s Class A units held by non-affiliates at June 30, 2023 was approximately $298,248,763 computed by reference to the most recent public offering price on Form S-1. The registrant's Class A units are not listed on an exchange or otherwise publicly traded. Additionally, the Class A units are subject to significant restrictions on transfer under the registrant's operating agreement.

As of the day of this filing, there were 30,411,500 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year (December 31, 2023).

CAUTIONARY STATEMENT REGARDING
FORWARD-LOOKING INFORMATION
The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10-K includes forward-looking statements that reflect our current expectations and projections about our future results, performance, prospects and opportunities. Forward-looking statements include all statements that are not historical in nature. We have tried to identify these forward-looking statements by using words including "may," "will," "should," "could," "expect," "anticipate," "believe," "plan," "intend," "estimate," "continue" and similar expressions. These forward looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance, prospects or opportunities to differ materially from those expressed in, or implied by, these forward looking statements. These factors include the risks, uncertainties, trends and other factors discussed under the headings "Item 1A. Risk Factors," as well as "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Annual Report on Form 10-K, including:
•The effect of weather conditions and the impact of crop and animal disease;
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
•Future levels of indebtedness and capital spending, particularly on new projects;
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
PART I
Item 1. Business.
Overview
South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) is the owner and operator of two soybean processing plants and a soybean oil refinery in the state of South Dakota. Our principal place of business is in Volga, South Dakota, where we operate a soybean processing plant and refinery, and our administrative offices are located. We also own and operate a small oilseed processing plant near Miller, South Dakota, which is approximately 100 miles from Volga. We recently acquired and own a controlling interest in a subsidiary which indirectly owns and, following completion of construction, will operate a large oilseed processing plant and refinery just south of Mitchell, South Dakota. Construction of the Mitchell facility commenced in September 2023 and is expected to be completed and operational by the fourth quarter of 2025.
We are owned by approximately 2,200 members, many of whom reside are agricultural producers in South Dakota and neighboring states who deliver and sell soybeans to our plants for processing and production of our products. All our assets and operations are domiciled in South Dakota, and all of our products are produced in South Dakota.
Our core business consists of processing locally grown soybeans into soybean meal and oil. We market and sell soybean meal primarily to resellers, feed mills, and livestock producers as livestock feed. We market and sell multiple grades of soybean oil, in either crude or refined formats, to food, biodiesel and chemical industries. Under certain market conditions, we may register and deliver warehouse receipts for crude oil under specific terms and conditions of a Chicago Board of Trade (CBOT) soybean oil futures contract. We also market and sell contracting services for the construction and management of oilseed processing plants.
We strive to maintain a competitive position in the marketplace by producing high quality products, operating highly efficient operations, and adding value to our core products to capture larger margins. We continue to research methods to improve overall efficiency by analyzing new methods of vertical integration, adding value to our products through additional processing investment, and studying applications of our products in the food and energy industries. Although a primary objective is to maximize cash distributions to our members from profits generated by operations, we recognize the need to maintain our financial strength through reinvestment and capital improvements into our business and facilities.
General Development of Business
In 1993, we were organized and operated as a South Dakota cooperative. In 2002, we reorganized and converted organizationally from a cooperative to a South Dakota limited liability company. As a limited liability company, we are taxed as a partnership for U.S. tax purposes, meaning we are not subject to U.S. income taxes but file information returns reporting our income annually, and all of our income is passed through to and included in the taxable income of our members.
After completion of construction of our first facility in Volga in 1996, we commenced operations and processing of soybeans into soybean meal, crude soybean oil, and soybean hulls. Since 1996, we have invested heavily internally by making significant capital improvements and expanding our business to include vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil which they sell to customers in the oil and other industries. In 2011, we completed the construction and start-up of a deodorizer and began selling deodorized oil directly to customers in the food industry. In 2014, we purchased the Miller oilseed processing plant which has permitted expansion into new markets through the processing of identity-preserved soybeans, including non-genetically modified organisms (GMO) and organic soybeans.
In 2019, we invested into Prairie AquaTech, LLC and its affiliates which are engaged in the research, development and production of high-quality protein feed derived from soybeans. Following our investment, Prairie AquaTech constructed and now operates a 45,000 square foot production facility immediately adjacent to our Volga plant. The facility has the capacity to produce up to 30,000 tons of feed annually, which is currently being marketed and sold to the fish and pet industries.
In 2023, we took major steps toward developing and operating a new oilseed processing facility near Mitchell, South Dakota. We formed a subsidiary, High Plains Partners, LLC, a South Dakota limited liability company, to help finance and develop the Mitchell facility and made a large investment of approximately $100.4 million into it. High Plains Partners subsequently formed a subsidiary, HPP SD Holdings, LLC, a Delaware limited liability company, of which it owns and controls a majority interest, to hold a one-hundred percent ownership interest in High Plains Processing, LLC, a Delaware limited liability company, which is the owner-operating company of the Mitchell facility. The Mitchell facility will be a switch-processing facility, making it capable of processing soybeans and other oilseed varieties. The facility will have the capacity to process 35 million bushels of soybeans annually. Storage volume for the facility is expected to be 4 million bushels of soybean/oilseed, 8,000 metric tons of meal/hulls, 12.3 million gallons of crude oil and 3.52 million gallons of refined oil. Construction of the facility commenced in September 2023 and is scheduled to be completed by the fourth quarter of 2025.

Industry Information
Globally, soybean production is concentrated in three principal countries: the U.S., Brazil, and Argentina. The United States Department of Agriculture (“USDA”) reports that, for the 2023 crop year, the U.S. produced approximately 4.35 billion bushels of soybeans, or approximately 28% of estimated world production, Brazil producing 5.8 billion bushels, or 39% of estimated world production, and Argentina producing 1.8 billion bushels, or 13% of estimated world production.
Soybean production fluctuates annually due to various factors, including weather, government policy, economic conditions, and prices of other commodities. Soybean consumption fluctuates less because soybeans have become a staple commodity and are used globally, yet can be subject to fluctuation from time-to-time due to various factors, including general economic conditions, health concerns, population growth and trade policy.
Soybean processing involves the conversion of soybeans into three principal products: soybean meal, soybean hulls, and soybean oil. A bushel of soybeans, weighing approximately 60 pounds, yields, approximately forty-four pounds of meal, four pounds of hulls, and eleven pounds of crude oil. Approximately 80% of a soybean bushel is processed and sold as soybean meal or hulls, with the remaining 20% extracted as crude soybean oil. Soybean meal and hulls are sold and used as feed by livestock producers and fish farms. Soybean oil, which is produced in multiple grades, is sold to and used in the food, petroleum and chemical industries. The food industry typically integrates soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes.
Soybean processing facilities are generally located near adequate sources of soybeans and there is a strong demand for soybean meal. In the U.S., soybean meal is predominantly fed to and consumed by the poultry and swine industries. On average, exports of soybean meal out of the U.S. account for 20% to 30% of total production. The USDA estimates that approximately 55% of soybeans produced in the U.S. are processed domestically, 42% are exported as whole soybeans, and 3% are retained for seed and residual use. Historically, the U.S. exports more soybeans to China than any other country, followed usually by the European Union, Mexico, and Japan.
Soybean oil refineries are generally located adjacent to soybean processing plants. Refined and crude soybean oil is shipped throughout the U.S. and for export. The USDA estimates that approximately 52% of domestic soybean oil production is used in food, feed and industrial applications, 47% in biofuels production, and 1% for export for various uses.
The soybean industry continues to introduce soy-based products as substitutes for various petroleum-based products including lubricants, plastics, ink, crayons and candles. Soybean oil is increasingly being converted to biofuels, including biodiesel or renewable diesel. Biodiesel and renewable diesel, substitutes for standard, petroleum-based diesel fuel, has experienced rapid growth recently following the expansion of the Renewable Fuel Standard (RFS) program and resumption of the biodiesel blenders’ tax credit.
Soybean crushing and refining margins are generally cyclical in nature. The price of soybeans may fluctuate substantially from year to year, whereas the price of meal and oil generally tracks that of soybeans although not necessarily on a one-for-one basis; therefore, margins can be variable.
Raw Materials and Suppliers
The principal raw material used in our production process is soybeans. We primarily purchase soybeans for our Volga and Miller plants from soybean producers and elevators located within approximately 50 miles of these plants. The State of South Dakota and the upper Midwest, historically, has produced an adequate supply of soybean for our procurement and the soybean processing industry. In 2023, agricultural producers in South Dakota grew and harvested 222 million bushels of soybeans, ranking it eighth among the top producing states in the U.S., as illustrated in the following table:

State	Production (bushels)
Illinois	628 million
Iowa	572 million
Minnesota	349 million
Indiana	334 million

State	Production (bushels)
Ohio	274 million
Nebraska	265 million
Missouri	250 million
South Dakota	222 million
North Dakota	209 million
Arkansas	156 million
Producers in South Dakota, in comparison to previous years, grew and harvested approximately 197 million bushels in 2022, 223 million bushels in 2021, 224 million bushels in 2020, and 146 million bushels in 2019. Of this amount, we purchased and processed 33.3 million bushels in 2023, compared to 34.5 million bushels in 2022, 34.9 million bushels in 2021, 34.3 million bushels in 2020, and 33.0 million bushels in 2019.
We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather (especially drought), changes in government programs, and competition from other processors and export markets.
Products and Services
The three principal products produced at our Volga and Miller plants are soybean meal, soybean hulls, and soybean oil. We also offer construction and operational management services for processing oilseed and related companies. We typically enter multi-year agreements to manage the construction or operation of oilseed companies, receiving a fee for services performed based on the type of services being performed. This portion of our business is small, generating only a nominal amount of revenues, historically. We currently serve as owner’s representative during the construction phase of the Mitchell facility under an owner’s representative agreement, where we are responsible for overseeing and managing the facility’s construction phase. Upon completion of construction of the Mitchell facility, we will manage this facility under a management agreement, where we will be responsible for managing the facility’s entire operations.
Sales, Marketing and Customers
Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. The meal is primarily sold to customers in the local area (typically within 200 miles of our Volga plant), Western U.S., and Canada. Our crude oil is sold to refining companies for further processing or refined at our facilities and sold directly to the food industry for human consumption, or to the biofuel industry as transportation fuel.
In 2023, our percentage of sales by quantity of product sold within various markets is illustrated by the following table:

Market	Soybean Meal	Crude Soybean Oil	Refined Oil
Local	52%	61%	23%
Other U.S. States	16%	39%	68%
Export	32%	—%	9%
Over half of our products are shipped by rail. Our rail service is provided by the Rapid City, Pierre & Eastern (RCP&E) rail line, which is owned and operated by Genesee & Wyoming, Inc., which connects to the Burlington-Northern Santa Fe, Canadian Pacific (CP), and the Union Pacific rail lines.
Dependence upon a Single Customer
None.

Competition
We are in direct competition with several other soybean processing companies in the U.S., many of which have significantly greater resources than we. The U.S. soybean processing industry is comprised primarily of 16 different companies that operate 62 plants in the U.S. The industry is generally characterized as mature, consolidated and vertically-integrated, with four companies - Archer Daniels Midland (ADM), Bunge, Cargill and Ag Processing (AGP) - controlling nearly 84% of the processing industry. The U.S. vegetable oil (including soybean oil) refining industry is divided between oilseed processors and independent vegetable oil refiners. The oilseed processors operate approximately 83% of the vegetable oil refining capacity in the U.S., and ADM, Bunge, Cargill and AGP operate approximately 68% of the oil refining capacity. The three largest independent vegetable oil refiners are ACH Foods (in joint venture with ADM), Smuckers (Proctor & Gamble), and ConAgra (Hunt-Wesson).
We are one of two soybean processing companies operating in South Dakota. AGP operates a processing facility in Aberdeen, South Dakota, approximately 160 miles from our Volga facility. Our processing facilities represent approximately 7% of the total soybean processing capacity in the upper Midwest and about 1.3% in the U.S. Despite our size, we strive to maintain a competitive position in the market by producing high quality products, operating highly efficient operations at the lowest possible cost, and investing into value-add projects and companies.
Utilities
Volga Plant
We use natural gas and electricity to operate the crushing and refining plants in Volga, South Dakota. Natural gas is used for processing heat and drying soybeans. Our natural gas provider is NorthWestern Corporation, Sioux Falls, South Dakota. We are at risk to adverse price fluctuations in the natural gas market but have the capability to use fuel oil and biofuel as a backup to natural gas in the event of delivery interruption or market conditions dictate. We also employ forward contracting to offset some of this risk. Our electricity provider is the City of Volga, South Dakota.
Miller Plant
We use electricity and propane to operate the mechanical press plant in Miller, South Dakota, as natural gas distribution lines are not located in the area. Our electricity provider is NorthWestern Corporation, Sioux Falls, South Dakota, and CHS Farmers Alliance, Mitchell, South Dakota, is our propane provider.
Employees
We currently employ approximately 130 individuals, all but three of whom are full-time. We have no unions or other collective bargaining agreements.
Government Regulation and Environmental Matters
Our business is subject to various laws and regulations that are designed to protect the environment, which are administered by the U.S. Environmental Protection Agency, the South Dakota Department of Agriculture and Natural Resources, and local government agencies. These laws and regulations govern the discharge of materials to the environment, air and water; reporting storage of hazardous wastes; transporting, handling and disposition of wastes; and the labeling of pesticides and similar substances. Our business is also subject to laws and regulations administered by other federal, state, local and foreign governmental agencies which govern the processing, storage, distribution, advertising, labeling, quality and safety of feed and grain products. Failure to comply with these laws, regulations and rules could subject us to administrative penalties, injunctive relief, civil remedies and possible recalls of products.
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
We could be affected by inflation which could have a material and adverse effect on our business. We have experienced and anticipate continued effects of inflation on costs such as soybeans, materials, labor, natural gas, and electricity. In response to inflationary pressures, the U.S. Federal Reserve has raised interest rates, which has resulted in uncertainty and volatility in financial markets and increased borrowing costs under our revolving credit facilities. Although inflation has subsided the past few months, inflation and its effects, many of which are beyond our control, could escalate in the future. We may be unable to pass on all of our increased costs as a result of inflation to customers. Accordingly, inflationary pressures could have a material and adverse effect on our business.
We are exposed to risk of nonperformance and nonpayment by counterparties. We are exposed to risk of nonperformance and nonpayment by counterparties, whether pursuant to contracts or otherwise. Risk of nonperformance and nonpayment by counterparties includes the inability or refusal of a counterparty to pay us; the inability or refusal to perform because of a counterparty's financial condition and liquidity, operational failures, labor issues, cybersecurity events, outbreaks of disease or for any other reason; and risk that the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than current market prices. In the event we experience significant nonperformance or nonpayment by counterparties, our business could be materially and adversely affected.
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
We face risks related to health epidemics, pandemics, and similar outbreaks. While we have effectively managed through the risks arising from the pandemic caused by COVID-19, we could be materially affected in the future if a more severe variant or other disease would arise causing disruptions far more severe than COVID-19. We may be unable to perform fully on our contractual obligations, our supply chain and logistical networks may be affected, and costs and working capital needs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, demand for certain products that we produce, particularly biofuels and ingredients that go into food that support the food services channels, could be materially impacted from a prolonged regional or global outbreak, leading to government-imposed lockdowns, quarantines, or other restrictions.
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
Our business is not diversified. Our success depends primarily on our ability to profitably operate our soybean processing and soybean oil refining plants. We do not have any other material lines of business or other material sources of revenue if we are unable to operate our soybean processing and soybean oil refining plants. This lack of diversification may limit our ability to adapt to changing business conditions and could cause harm to our business.
We are dependent on our management and other key personnel, and the loss of their services may adversely affect our business. Our success and business strategy is dependent in large part on our ability to attract and retain key management and operating personnel. This can present challenges for us, because we operate in a specialized industry and our business is located in a rural area. Key employees are in high demand and are often subject to competing employment offers in the agricultural value-added industries within the local and regional area. Any loss of the key employees or the failure of these individuals to perform their job functions in a satisfactory manner would have a material adverse effect on our business operations and prospects.
We operate in an intensely competitive industry, and we may not be able to continue to compete effectively. We may not be able to continue to successfully penetrate the markets for our products. The soybean processing business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the products we sell. We compete with other soybean processors such as Archer-Daniels Midland (ADM), Cargill, Bunge, and Ag Processing (AGP), among others, all of which are capable of producing significantly greater quantities of soybean products than we do and may achieve higher operating efficiencies and lower costs due to their scale. AGP's processing facility in Aberdeen, South Dakota, could increase the competition for soybeans and adversely affect our business.
Our profitability is influenced by the protein and moisture content of the soybeans in the local growing area. The northern portion of the western soybean belt, where our two soybean crushing plants are located, typically produces a lower protein content soybean, which results in lower protein soybean meal. Because lower protein soybean meal is sold at a lower price, we may not be able to operate as profitably as soybean processing plants in other parts of the country. If adverse weather conditions further reduce the protein content of the soybeans grown in our area, our business may be materially harmed because we will be required to sell our soybean meal at discounted prices to our customers.
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
Increases in the production of soybean meal or oil could result in lower prices for soybean meal or oil and have other adverse effects. New and existing soybean processing and refining plants are expected to be constructed or expanded in the near future. The increased expansion is expected to add approximately 750 million bushels in crush capacity per year within the next one to two years. Without a corresponding increase in the demand for soybean meal and oil, increased soybean meal and oil production may lead to lower prices for soybean meal and oil which could adversely affect our business.
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
Members may realize taxable income without cash distributions, and may have to use funds from other sources to fund tax liabilities. Because we are taxed as a partnership for U.S. federal income tax purposes, members may realize taxable income in excess of cash distributions by us. There can be no assurance that we will pay distributions at a specific rate or at all. As a result, members may have to use funds from other sources to pay their tax liability.
We rely on information technology and any failure, inadequacy, interruption, or security lapse of that technology, including any cybersecurity incidents, could harm our ability to operate its business effectively. Hackers, government-backed threat actors, and organized crime may be able to penetrate our network or systems, misappropriate or compromise our confidential information or that of third parties, create system disruptions, corrupt data, or cause shutdowns. Using different tools and methodologies the threat actors may be able to deploy malware that attacks our systems or our supplier’s systems, or otherwise exploits any security vulnerabilities of our facilities and equipment. Such vulnerabilities in our systems can also occur due to a lack of robustness, quality, and integrity, in our systems as a whole. While we employ a number of technical, organizational, and physical protective measures, these measures may fail to prevent or detect all attacks on or weaknesses in its systems.
We manage and store various proprietary, sensitive, and confidential information and data relating to our business as well as from our suppliers and customers. Breaches of this information and data due to insufficient security measures, accidental loss, inadvertent disclosure, or unapproved dissemination, including incidents as a result of fraud, trickery, or other forms of deception, could expose us or our customers or suppliers to a risk of loss or misuse of this information.
Any claim that our facilities, equipment, products, or systems are subject to cybersecurity risk or data breaches, whether legitimate or not, could have a material adverse effect on our business.
To the extent we experience any cybersecurity incidents in the future, our relationships with our customers and suppliers may be materially impacted, our brand and reputation may be harmed and we could incur substantial costs in responding to and remediating the incidents and in resolving any investigations or disputes that may result, any of which could have a material adverse effect on our business. In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.
We face risk associated with the oilseed processing plant near Mitchell, South Dakota, including cost overruns, construction delays and operational issues. Our Board of Managers approved the investment, development and construction of the approximately $500 million oilseed processing plant to be located near Mitchell, South Dakota, which will provide area agricultural producers with new markets for their soybeans and other oilseed crops. We have agreed to invest approximately $100 million into the project, which will be our largest single investment in our history. We are also acting as a guarantor on our subsidiary’s, High Plains Partners’, investment into the project. The plant is intended to be fully operational in the fourth quarter of 2025. There can be no assurance that actual construction costs for the plant will not exceed current estimates, that we will not have to make additional investment into the plant beyond commitments, that the plant will be operational based on our anticipated timing, or that plant will be profitable.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
The Company recognizes the importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information and operational technologies and protect the confidentiality, integrity, and availability of our data. Our business is dependent upon our computer systems, devices, software and networks (operational and information technology) to collect, process and store the data necessary to conduct almost all aspects of our business, including the evaluation of acquisition and development opportunities, the monitoring and evaluation of our existing properties and the performance of and data from our operators and the recording and reporting of financial information.
Assessing, Identifying and Managing Material Cybersecurity Risks & Integrated Overall Risk Management. We have processes in place to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things: annual and ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools. We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We monitor issues that are internally discovered or externally reported that may affect our systems, and have processes to assess those issues for potential cybersecurity impact or risk.
The Company has integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration is designed to include cybersecurity considerations as part of our decision-making processes at every level. Our IT department and third party service providers seek to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs and coordinate with our overall risk management framework.
In the event of a cybersecurity incident, we maintain an incident response plan. This plan sets forth immediate actions to mitigate the impact of cybersecurity incidents, including referring certain matters to the Company’s Chief Executive Officer (“CEO”) for additional evaluation and oversight, as well as long-term strategies for remediation and prevention of future cybersecurity incidents.

Engaging Third Parties on Cybersecurity Risk Management. Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with third-party service providers, including cybersecurity assessors, and consultants, in evaluating and testing our cybersecurity risk management systems. This enables us to leverage knowledge and insights with the goal of aligning our cybersecurity strategies and processes with best practices for our industry and size. Accordingly, we engage third-party service providers for regular cybersecurity-related audits, threat assessments, and consultation on security enhancements.
Overseeing Third-Party Risk. Because we are aware of the risks associated with engaging third-party service providers, the Company has implemented processes designed to oversee and manage these risks. It is our policy to conduct security assessments of all third-party service providers before engagement and we aim to maintain ongoing monitoring for compliance with our cybersecurity standards. This monitoring includes regular assessments by our Chief Operations Officer.
Cybersecurity Threats. As of the date of this Annual Report on Form 10-K, though the Company and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our operations or financial condition. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See Item 1A. Risk Factors “Risk Factors Relating to Our Business-We depend on computer and telecommunications systems, and failures in our systems or cyber security threats, attacks or other disruptions could significantly disrupt our business operations.” for additional information about the risks to our business associated with a breach or other compromise to our information and operational technology systems.
Governance
Board of Directors Oversight. The Board has overall responsibility for the oversight of risk management, which includes cybersecurity risks. The Board receives periodic briefings on cybersecurity matters, including key risks to the Company, recent developments, and risk mitigation activities from members of management, who are responsible for overseeing our cybersecurity program. In addition, the Board receives annual briefings from our Chief Operations Officer and our third party service provider(s),on our cybersecurity program.
Management’s Role. Our cybersecurity risk assessment and management efforts are led by our Chief Operations Officer, who is responsible for implementing and overseeing processes for the monitoring of our information systems. This includes responsibility for the deployment of cybersecurity measures and system audits to identify potential cybersecurity vulnerabilities. Our Chief Operations Officer reports directly to our CEO and Board of Managers.
Item 2. Properties.
We conduct our operations principally at two facilities, one in Volga, South Dakota, and the other in Miller, South Dakota.
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
Item 4. Mine Safety Disclosures.
None.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of December 31, 2023 and March 1, 2024, there were 2,227 and 2,226 members of record, respectively, and a total of 30,411,500 Class A capital units issued and outstanding. We did not make any repurchases of Class A units during the fiscal year 2023 and, as of the date of this annual report, we did not have any publicly announced plans or programs with respect to purchases of our units.
Trading Activity
Our capital units are not traded on an exchange or otherwise publicly traded and are subject to significant restrictions on transfer. Most transfers of capital units are conducted through a “qualified matching service” as defined by the publicly-traded partnership rules of the federal tax code. Under the qualified matching service, bids for capital units submitted by interested buyers and sellers are matched on the basis of a strict set of rules and conditions set forth under the federal tax code and by us; plus, all matching and transfers of units are subject to approval by our board of managers. Our qualified matching service is operated through www.AgStockTrade.com, an SEC-registered and regulated Alternative Trading Service which is owned and operated by Variable Investment Advisors, Inc., Tea, South Dakota, a registered broker-dealer with the SEC, FINRA, and various states. The following table contains historical information by quarter for the past two years regarding the matching of capital units through the qualified matching service:

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Matched
First Quarter 2022	$4.46	$6.53	$5.14	107,500
Second Quarter 2022	$5.98	$6.56	$6.29	165,000
Third Quarter 2022	$6.65	$7.51	$6.89	34,500
Fourth Quarter 2022	$7.59	$8.38	$7.66	86,000
First Quarter 2023	$8.51	$9.00	$8.70	50,750
Second Quarter 2023	$8.99	$10.75	$9.84	28,250
Third Quarter 2023	$9.00	$10.00	$9.72	40,500
Fourth Quarter 2023	$8.90	$9.12	$9.00	37,250
(1)The qualified matching service rules prohibit firm bids; therefore, the prices reflect actual sale prices of the capital units.
Transfer Restrictions
As a limited liability company, we must severely restrict trading and transfers of our capital units to preserve our preferential single-level "partnership" tax status at the member level. To preserve this, our operating agreement prohibits transfers of capital units other than through the procedures specified under our capital units transfer system, or CUTS, which may be amended from time to time by our board of managers. Under the CUTS, our capital units cannot be traded on any national securities exchange or in any over-the-counter market. Also, we cannot permit the total number of capital units traded annually through the qualified matching service to exceed 10% of our total issued and outstanding capital units. All transactions, including any trades on the qualified matching service, must be approved by the board of managers, which are generally approved if they fall within “safe harbors”

contained in the rules of the federal tax code. Permitted transfers include transfers by gift or death, sales to qualified family members, and trades through the qualified matching service subject to the 10% restriction. Pursuant to our operating agreement, a minimum of 2,500 capital units is required to be owned by an individual or entity for membership, and no member may own more than 10% of our total outstanding capital units.
Distributions to Members
We declared and issued to our members a cash distribution of $36.5 million (120.0¢ per capital unit) and $17.3 million (57.0¢ per capital unit) in the years ended December 31, 2023 and 2022, respectively. On January 30, 2024, our board of managers approved a cash distribution to our members of approximately $39.5 million (130.0¢ per capital unit), which was issued to our members on or about February 1, 2024. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement and distribution policy. Distributions are also subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.
Income Tax Considerations
Because we have elected to be taxed as a partnership, each of our members is required to report on his or her income tax return for the taxable year with which, or within which, ends our taxable year his or her distributive share of our income, gains, losses and deductions without regard to whether corresponding cash distributions are received from us. We provide each member with an annual Schedule K-1, indicating the member’s share of our income, loss and their separately stated components.
Under IRS Code Section 701, an entity, such as South Dakota Soybean Processors, subject to taxation as a partnership under Subchapter K of the Code, is not itself subject to U.S. income taxation. Instead, each of our members is required to report his or her allocable share of our income and/or losses, and each of our members is liable for U.S. income tax on such income in each member’s individual or separate capacity. IRS Code Section 702 provides that the character of any such item of income or deduction allocated to a member will be the same as its character to us. Each member will be taxed on his or her distributive share of our income even though the equivalent amount of cash may not be distributed to such member.
Item 6. Selected Financial Data.
The following table sets forth selected financial data of South Dakota Soybean Processors, LLC for the periods indicated. The financial statements included in Item 8 of this report were audited by Eide Bailly LLP.

	2023	2022	2021	2020	2019
Bushels processed	34,465,628	34,465,628	34,876,323	34,306,674	33,045,418
Statement of Operations Data:
Revenues	$703,148,409	$721,532,329	$590,150,153	$415,025,765	$371,275,766
Costs & expenses:
Cost of goods sold	(624,732,341)	(648,116,685)	(556,675,807)	(395,772,460)	(356,475,930)
Operating expenses	(6,487,573)	(5,669,426)	(4,590,227)	(3,819,645)	(3,624,306)
Operating profit (loss)	71,928,495	67,746,218	28,884,119	15,433,660	11,175,530
Non-operating income (loss)	2,018,285	1,922,642	758,163	1,239,018	723,812
Interest expense	(2,837,555)	(2,204,759)	(1,634,367)	(1,090,951)	(919,157)
Income tax benefit (expense)	—	—	—	—	(600)
Net income	71,109,225	67,464,101	28,007,915	15,581,727	10,979,585
Net income attributed to non-controlling interests in consolidated entity	659,647	—	—	—	—
Net income (loss)	$70,449,578	$67,464,101	$28,007,915	$15,581,727	$10,979,585

	2023	2022	2021	2020	2019
Weighted average capital units outstanding	30,411,500	30,411,500	30,419,000	30,419,000	30,419,000
Net income (loss) per capital unit	$2.317	$2.218	$0.921	$0.512	$0.361
Balance Sheet Data:
Working capital	$100,176,364	$76,001,793	$37,448,081	$31,391,916	$21,322,260
Net property, plant & equipment	174,927,830	74,559,969	72,532,608	64,231,194	64,517,204
Total assets	424,740,920	311,196,770	245,286,123	225,823,047	158,104,992
Long-term obligations	22,881,979	26,110,157	20,122,452	23,613,702	15,307,727
Members’ equity	197,494,454	163,538,676	113,414,905	94,836,880	85,947,333
Other Data:
Capital expenditures	$106,644,436	$7,754,541	$13,442,955	$4,652,368	$10,066,719
Distributions to members	$36,493,800	$17,338,830	$9,429,890	$6,692,180	$15,209,500
Distributions to members per capital unit	$1.200	$0.570	$0.310	$0.220	$0.500
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion along with our consolidated financial statements and the notes to our consolidated financial statements included elsewhere in this report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. Our actual results, performance and achievements may differ materially from those expressed in, or implied by, such forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Information” at the beginning of this report.
Overview and Executive Summary
We reached a new height in profitability in 2023 by recording a record profit of $70.5 million, as we continued to build off the record profit of $67.5 million in 2022. The record profit led us to declare and issue a record cash distribution to members of $39.5 million in February 2024.
In the first half of 2023, we encountered a shortage of soybeans due to lower-than-average production in the state during the preceding growing season. This temporary shortage of soybeans raised concerns about the availability of soybean meal and caused meal basis to trade at high levels during the first three quarters of the year. Although the area in which we traditionally purchase soybeans had below-average production levels, the soybeans we purchased were above average in terms of quality, especially oil and protein levels, which helped offset the higher costs associated with drawing soybeans from outside the area. In addition, our Volga and Miller plants operated efficiently throughout the year, with refining production setting a record of over 400 million pounds of crude oil.
Looking ahead, we believe 2024 will be a strong year. During the first half of the year, we expect Argentina will have an increase in soybean production which may increase processing by Argentine-based crushers and weaken processing margins in the U.S. During the second half of the year, we expect renewable diesel production in the U.S. to increase, which should improve soybean oil demand and bolster margins. Similarly, meal demand may improve, with feeding margins showing signs of improvement. Operationally, we are installing new processing equipment at our Volga facility, which should improve overall plant efficiency and operations. Additionally, construction of the new Mitchell facility is on schedule due to a very mild winter.

Results of Operations
Comparison of Years Ended December 31, 2023 and 2022

	Year Ended December 31, 2023			Year Ended December 31, 2022
	$		% of Revenue	$		% of Revenue
Revenue	$703,148,409		100.0	$721,532,329		100.0
Cost of revenues	(624,732,341)		(88.8)	(648,116,685)		(89.8)
Gross profit	78,416,068		(12.6)	73,415,644		(11.3)
Operating expenses	(6,487,573)		(0.9)	(5,669,426)		(0.8)
Interest expense	(2,837,555)		(0.4)	(2,204,759)		(0.3)
Other non-operating income (expense)	2,018,285		0.3	1,922,642		0.3
Net income	71,109,225		10.1	67,464,101		9.4
Net income attributable to non-controlling interests in consolidate entities	659,647		0.1	—		—
Net income attributed to Company	$70,449,578	70449578	10.0	$67,464,101	67464101	9.4
Revenue – Revenue decreased $18.4 million, or 2.5%, for the year ended December 31, 2023, compared to the same period in 2022. The decrease in revenues was primarily due to a 10.7% decrease in the average sales price of refined soybean oil. Oil prices were adversely affected by reduced demand from the renewable diesel industry following a delay in start-up of and various production issues encountered by renewable diesel plants in 2023.
Gross Profit/Loss – Gross profit increased $5.0 million, or 6.8%, for the year ended December 31, 2023, compared to 2022. The increase in gross profit was mainly due to improved board crush margins and growing conditions.Board crush margins improved primarily because of drought conditions in Argentina and North America. Argentina, which accounts for nearly 30% of the world's soybean meal exports, experienced a severe drought which shifted demand for soybean meal to the U.S. as a source. This shift allowed producers, like us, to benefit from increased export opportunities. Partially offsetting the increase in gross profit was a $4.7 million increase, or 12.9%, in production costs in 2023, compared to 2022. The increase in production costs was due to increases in maintenance, personnel, and utility costs because from inflation and supply shortages.
Operating Expenses – Administrative expenses, including selling, general and administrative expenses, increased approximately $0.8 million, or 14.4%, during the year ended December 31, 2023, compared to the same period in 2022. The increase was primarily due to an increase in legal and personnel costs.
Interest Expense – Interest expense increased $0.6 million, or 28.7%, during the year ended December 31, 2023, compared to the same period in 2022. The increase in interest expense was due to an increase in interest rates on our senior debt with CoBank. As of December 31, 2023, the interest rate on our revolving long-term loan was 7.85%, compared to 6.85% as of December 31, 2022. The increase in interest expense was partially offset by an $18.7 million decrease in borrowings from our lines of credit, as we borrowed less due to improved profitability. The average debt level during 2023 was approximately $40.0 million, compared to $58.3 million in 2022.
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, increased $0.1 million, or 5.0%, for the year ended December 31, 2023, compared to the same period in 2022. The increase in other non-operating income was due to a $1.6 million increase in interest income. During the year ended December 31, 2023, interest income totaled $1.6 million, compared to $0 in 2022. Partially offsetting the increase in interest income was a $1.3 million decrease in gains on our interest rate hedge instruments. During the year ended December 31, 2023, we had losses on interest rate hedges of $0.2 million, compared to gains of $1.1 million during the same period in 2022.
Net Income/Loss – We generated a net income of $70.5 million during the year ended December 31, 2023, a $3.0 million increase from 2022. The increase is primarily attributable to an increase in gross profit and other non-operating income.

Comparison of Years Ended December 31, 2022 and 2021

	Year Ended December 31, 2022		Year Ended December 31, 2021
	$	% of Revenue	$	% of Revenue
Revenue	$721,532,329	100.0	$590,150,153	100.0
Cost of revenues	(648,116,685)	(89.8)	(556,675,807)	(94.3)
Gross profit	73,415,644	10.2	33,474,346	5.7
Operating expenses	(5,669,426)	(0.8)	(4,590,227)	(0.8)
Interest expense	(2,204,759)	(0.3)	(1,634,367)	(0.3)
Other non-operating income (expense)	1,922,642	0.3	758,163	0.1
Net income (loss)	$67,464,101	9.4	$28,007,915	4.7
Revenue – Revenue increased $131.4 million, or 22.3%, for the year ended December 31, 2022, compared to the same period in 2021. The increase in revenues was primarily due to an increase in the average sales price of refined soybean oil. The average sales price of soybean oil increased approximately 32% from 2021 to 2022, because of surging demand from the renewable diesel and food sectors.
Gross Profit/Loss – Gross profit increased $39.9 million, or 119.3%, for the year ended December 31, 2022, compared to 2021. The increase in gross profit was primarily due to increased demand for oil from the renewable diesel sector, as more diesel plants were opened and became operational in the U.S. in 2022. Partially offsetting the increase in gross profit was a $4.6 million increase, or 14.5%, in production costs in 2022, compared to 2021. Production costs increased due to an increase personnel, maintenance, utilities and chemical costs because of inflation and supply shortages.
Operating Expenses – Administrative expenses, including selling, general and administrative expenses, increased approximately $1.1 million, or 23.5%, during the year ended December 31, 2022, compared to the same period in 2021. The increase was primarily due to an increase in personnel costs.
Interest Expense – Interest expense increased $570,000, or 34.9%, during the year ended December 31, 2022, compared to the same period in 2021. The increase in interest expense was due to an increase in interest rates on our senior debt with CoBank. As of December 31, 2022, the interest rate on our revolving long-term loan was 6.85%, compared to 2.56% as of December 31, 2021. The increase in interest expense was partially offset by a $3.3 million decrease in borrowings from our lines of credit, as we borrowed less due to improved profitability and fewer capital improvements. The average debt level during 2022 was approximately $58.3 million, compared to $61.6 million in 2021.
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
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and borrowings under our two revolving lines of credit which are discussed below under “Indebtedness.” On December 31, 2023, we had working capital, defined as current assets less current liabilities, of approximately $100.2 million, compared to working capital of $76.0 million on December 31, 2022. Working capital increased between periods primarily due to investment proceeds raised by one of our consolidated subsidiaries, High Plains Partners, LLC, in connection with its financing, the proceeds of which were contributed to the new crush facility project near Mitchell, South Dakota. We acquired a majority ownership in High Plains Partners in exchange for contributing to High Plain Partners cash, property and various construction and development rights for the project. High Plains Partners, in turn, agreed to contribute the cash, property, and rights to High Plains Partners' subsidiary, HPP SD Holdings, LLC, to which owns the Mitchell plant through its wholly-owned subsidiary, High Plains Processing, LLC.
Comparison of the Years Ended December 31, 2023 and 2022

	2023	2022
Net cash from (used for) operating activities	$126,438,041	$27,431,814
Net cash (used for) investing activities	(104,214,603)	(9,951,071)
Net cash from (used for) financing activities	49,820,199	(17,447,782)
Cash Flows From (Used For) Operating Activities
The $97.9 million increase in cash flows from operating activities was largely due to a $101.4 million decrease in inventories. During the year ended December 31, 2023, our inventories decreased by $60.8 million, compared to a $40.6 million increase during the same period in 2022.
Cash Flows From (Used For) Investing Activity
The $95.5 million increase in cash flows used for investing activities was due to a $94.3 million increase in expenditures for purchases of various property and equipment that were largely made for the construction and development of the Mitchell facility, which we contributed to High Plains Partners as part of our investment into this entity.
Cash Flows From (Used For) Financing Activity
The $67.3 million increase in cash flows from (used for) financing activities was principally due to the receipt of $98.1 million in investments received by High Plains Partners, the proceeds of which will be contributed to HPP SD Holdings to pay for the construction and development of the Mitchell facility. Partially offsetting the increase is a $19.2 million increase in cash distributions to our members in 2023, compared to 2022.
Comparison of the Years Ended December 31, 2022 and 2021

	2022	2021
Net cash from operating activities	$27,431,814	$18,016,268
Net cash used for investing activities	(9,951,071)	(13,237,991)
Net cash used for financing activities	(17,447,782)	(7,595,489)
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

Indebtedness
We hold three lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds, as needed, up to the credit line maximum, or $12.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $0.6 million every six months until the credit line’s maturity on March 20, 2028 at which time a balloon payment for the remaining balance is due. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $0 and $8.8 million as of December 31, 2023 and 2022, respectively. Under this loan, $12.0 million was available to be borrowed as of December 31, 2023.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. We may borrow up to $85.0 million until the loan's maturity on October 1, 2024. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of December 31, 2023 and 2022, the principal balance outstanding on this credit line was $0 and $0.1 million, respectively, allowing us to borrow an additional $85.0 million as of as of December 31, 2023.
The third line of credit is a multiple advance note payable. The primary purpose of this note is to finance our investment in our subsidiary, High Plains Partners, and other larger capital projects. We have an agreement with High Plains Partners to commit to it up to $100.4 million in cash, property and development rights, the proceeds and property of which will be contributed to HPP SD Holdings over time to pay for the construction and development of the new Mitchell facility. The maximum we may borrow under this note is $90.0 million. Under this loan, principal payments of $4.5 million are made every six months which begin on October 20, 2024 and end on the date of maturity, March 20, 2028, at which time a balloon payment is due for the remaining balance. The principal balance outstanding on this note was $0 as of December 31, 2023 and 2022. Under this note, there were $90.0 million of funds available to borrow as of December 31, 2023.
The revolving, seasonal and multiple advance loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on all three loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term and multiple advance loans was 7.85% and 6.85% as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the interest rate on the seasonal loan is 7.55% and 2.31%, respectively. We were in compliance with all covenants and conditions under the loans as of December 31, 2023.
Capital Expenditures
We made a total of $104.3 million in capital expenditures on various property and equipment in 2023 compared to approximately $7.8 million in 2022. Significant purchases of property and equipment were made for the construction and development of the new Mitchell facility, which were contributed to High Plains Partners as part of our investment into it. Additional purchases were made to enhance the quality and efficiency of our Volga and Miller facilities. We anticipate spending approximately $200.0 million in capital purchases and improvements in 2024, which will be financed from our multiple advance loan and cash flows from operating activities.
Off Balance Sheet Financing Arrangements
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$—	$—	$—	$—	$—

Operating Lease Obligations	33,653,000	4,228,000	8,198,000	6,461,000	14,766,000

Total	$33,653,000	$4,228,000	$8,198,000	$6,461,000	$14,766,000
(1)Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
Recent Accounting Pronouncements
See page F-10, Note 1 of our audited consolidated financial statements for a discussion on the impact, if any, of the recently pronounced accounting standards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Preparation of our consolidated financial statements requires estimates and judgments to be made that affect the amounts of assets, liabilities, revenues and expenses reported. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. We continually evaluate these estimates based on historical experience and other assumptions that we believe to be reasonable under the circumstances.
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
Of the significant accounting policies described in the notes to the consolidated financial statements, we believe that the following may involve a higher degree of estimates, judgments, and complexity:
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
As of December 31, 2023, we had $0 in fixed rate debt and $186.4 million in variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $1,864,000 per year.
Item 8. Financial Statements and Supplementary Data.
Reference is made to the “Index to Consolidated Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and consolidated financial statements and schedules for the years ended December 31, 2023, 2022 and 2021.
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
Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As of December 31, 2023, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment using those criteria, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.
This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Item 9B. Other Information.
During the quarter ended December 31, 2023, none of our directors (managers) or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection.
Not applicable.
PART III
Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a Definitive Proxy Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2023).
Part IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits and consolidated financial statements are filed as part of, or are incorporated by reference into, this report:
(a)(1)    Financial Statements — Reference is made to the “Index to Consolidated Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the consolidated financial statements for the year ended December 31, 2023. The consolidated financial statements appear on page F-2 of this Report.
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

Exhibit Number	Description
3.1(i)	Articles of Organization
3.1(ii)	Operating Agreement, as amended and restated
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate
10.1	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002
10.2	Railroad Car Lease Agreements with Wells Fargo Rail Corporation, dated November 10, 2003 and November 25, 2003
10.3	Security Agreement with CoBank dated June 17, 2004
10.4	Credit Agreement with CoBank dated December 28, 2016
10.5	Amendment to Credit Agreement with CoBank dated March 28, 2017
10.6	Amendment to Credit Agreement with CoBank dated February 27, 2018
10.7	Amendment to Credit Agreement with CoBank dated January 28, 2020
10.8	Amendment to Credit Agreement with CoBank dated December 10, 2020
10.9	Amendment to Credit Agreement with CoBank dated December 14, 2021
10.10	Amendment to Credit Agreement with CoBank dated September 20, 2023
10.11	Monitored Revolving Credit Supplement dated December 28, 2016
10.12	Amended and Restated Revolving Credit Promissory Note dated January 31, 2023
10.13	Amended and Restated Revolving Credit Promissory Note dated March 3, 2023
10.14	Amended and Restated Revolving Term Promissory Note dated April 27, 2022
10.15	Amended and Restated Revolving Term Promissory Note dated September 20, 2023
10.16	Multiple Advance Term Promissory Note with CoBank dated September 20, 2023
10.17	Thomas Kersting Employment Agreement dated January 1, 2023
10.18	Mark Hyde Employment Agreement dated March 21, 2017
10.19	Capital Contribution and Commitment Agreement dated September 21, 2022
10.20	SDSP Parent Guarantee dated September 7, 2023
21.1	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (*)
32.1	Section 1350 Certification by Chief Executive Officer (*)
32.2	Section 1350 Certification by Chief Financial Officer (*)
____________________________________________________________________________

(*) Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	March 21, 2024	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 21, 2024		/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 21, 2024	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 21, 2024	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	March 21, 2024	By	/s/ Lewis Bainbridge
Lewis Bainbridge, Manager

Dated:	March 21, 2024	By	/s/ Mark Brown
Mark Brown, Manager

Dated:	March 21, 2024	By	/s/ Spencer Enninga
Spencer Enninga, Manager

Dated:	March 21, 2024	By	/s/ Gary Goplen
Gary Goplen, Manager

Dated:	March 21, 2024	By	/s/ Brandon Hope
Brandon Hope, Manager

Dated:	March 21, 2024	By	/s/ Robert Nelsen
Robert Nelsen, Manager

Dated:	March 21, 2024	By	/s/ Doyle Renaas
Doyle Renaas, Manager

Dated:	March 21, 2024	By	/s/ Ned Skinner
Ned Skinner, Manager

Dated:	March 21, 2024	By	/s/ Craig Weber
Craig Weber, Manager

South Dakota Soybean Processors, LLC

Consolidated Financial Statements

December 31, 2023, 2022, and 2021

1

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in members’ equity, and cash flows, for the years ended December 31, 2023, 2022, and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years ended December 31, 2023, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Inventory Basis Adjustment
As discussed in Notes 1, 3 and 14 in the accompanying financial statements, fair value measurement for inventories carried at market value, which approximates net realizable value, are based on exchange-quoted prices adjusted for differences in local markets and/or quality, referred to as basis. Fair values for sales contracts are adjusted for location and quality differences (basis) because the exchange-quoted prices represent contracts that have
3

standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The reported fair value as of December 31, 2023 for inventories, was $72 million.
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
The primary procedures we performed to address this critical audit matter included:
•Gaining an understanding of management's process, controls, and methodology to develop the estimated fair values, including controls related to the identification and reasonableness of key assumptions and accuracy and completeness of the underlying data used in the determination of fair value.
•Testing and evaluation of management's process and methodology for determining and developing the estimated fair values of inventories carried at market value through evaluating (i) the reasonableness of the significant assumptions used by management including comparison of quoted commodity pricing to local and regional market conditions (ii) the historical adjustments to inventory balances as compared to the current year’s adjustment, and (iii) the completeness and accuracy of the underlying data supporting the basis adjustments.
•Evaluating whether the assumptions used were reasonable by considering comparable basis adjustments used by management to local grain elevators and recent trade prices, including recently executed transactions, and whether such assumptions were consistent with evidence obtained in other areas of the audit.
•Evaluating the adequacy of the financial statement disclosure related to the estimated fair value of inventories carried at market value.
/s/ Eide Bailly LLP
We have served as the Company’s auditor since 2001 (such date incorporates the acquisition of certain assets of Gordon, Hughes & Banks, LLP by Eide Bailly LLP in 2008).
Denver. Colorado
March 21, 2024
4

South Dakota Soybean Processors, LLC
Consolidated Balance Sheets
December 31, 2023 and 2022
___________________________________________________________________________________________________________________

	2023	2022
Assets
Current assets
Cash and cash equivalents	$72,910,336	$866,699
Trade accounts receivable	43,548,706	43,517,754
Inventories	72,045,951	134,246,154
Commodity derivative instruments	10,334,681	10,950,831
Margin deposits	1,342,978	5,603,930
Prepaid expenses	5,621,052	2,364,362
Total current assets	205,803,704	197,549,730

Property and equipment	246,347,535	140,903,867
Less accumulated depreciation	(71,419,705)	(66,343,898)
Total property and equipment, net	174,927,830	74,559,969

Other assets
Investments in related parties	13,637,150	14,576,910
Investments in cooperatives	1,737,862	1,705,549
Right-of-use lease asset, net	28,297,874	22,708,362
Other assets	336,500	96,250
Total other assets	44,009,386	39,087,071

Total assets	$424,740,920	$311,196,770

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$15,728,259	$18,504,251
Note payable - seasonal loan	—	138,165
Current operating lease liabilities	2,798,561	2,632,995
Accounts payable	7,462,996	2,245,339
Accrued commodity purchases	66,240,599	70,744,667
Commodity derivative instruments	5,939,687	20,010,772
Accrued expenses	6,700,564	6,062,608
Accrued interest	19,171	135,081
Deferred liabilities - current	737,503	1,074,059
Total current liabilities	105,627,340	121,547,937

Long-term liabilities
Long-term debt, net of current maturities and unamortized debt issuance costs	—	8,845,683
Long-term operating lease liabilities	22,827,885	17,168,224
Deferred liabilities	54,094	96,250
Total long-term liabilities	22,881,979	26,110,157

Commitments and contingencies (Notes 8, 9, 10, 16 & 18)

Members' equity Class A Units, no par value, 30,411,500 units issued and outstanding at December 31, 2023 and 2022	197,494,454	163,538,676
Non-controlling interests in consolidated entities	98,737,147	—
Total equity	296,231,601	163,538,676

Total liabilities and members' equity	$424,740,920	$311,196,770

 The accompanying notes are an integral part of these consolidated financial statements.
5

South Dakota Soybean Processors, LLC
Consolidated Statements of Operations
For the Years Ended December 31, 2023, 2022, and 2021
___________________________________________________________________________________________________________________

	2023	2022	2021

Net revenues	$703,148,409	$721,532,329	$590,150,153

Cost of revenues:
Cost of product sold	535,025,550	564,568,447	481,430,381
Production	41,344,244	36,607,609	31,980,845
Freight and rail	47,580,715	46,144,752	42,487,645
Brokerage fees	781,832	795,877	776,936
Total cost of revenues	624,732,341	648,116,685	556,675,807

Gross profit	78,416,068	73,415,644	33,474,346

Operating expenses:
Administration	6,487,573	5,669,426	4,590,227
Operating income	71,928,495	67,746,218	28,884,119

Other income (expense):
Interest expense	(2,837,555)	(2,204,759)	(1,634,367)
Other non-operating income (expense)	1,325,238	1,223,024	393,016
Patronage dividend income	693,047	699,618	365,147
Total other income (expense)	(819,270)	(282,117)	(876,204)

Net income	71,109,225	67,464,101	28,007,915
Net income attributable to non-controlling interests in consolidating entity	659,647	—	—
Net income attributable to Company	$70,449,578	$67,464,101	$28,007,915

Basic and diluted earnings (loss) per capital unit:	$2.32	$2.22	$0.92

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,411,500	30,411,500	30,419,000

The accompanying notes are an integral part of these consolidated financial statements.

6

South Dakota Soybean Processors, LLC
Consolidated Statements of Changes in Members’ Equity
For the Years Ended December 31, 2023, 2022, and 2021
___________________________________________________________________________________________________________________

	Class A Units		Noncontrolling	Total
	Units	Amount	Interests	Equity

Balances, January 1, 2021	30,419,000	$94,836,880	$—	$94,836,880

Net income	—	28,007,915	—	28,007,915

Distribution to members	—	(9,429,890)	—	(9,429,890)

Balances, December 31, 2021	30,419,000	113,414,905	—	113,414,905

Net income	—	67,464,101	—	67,464,101

Distribution to members	—	(17,338,830)	—	(17,338,830)

Liquidation of members' equity	(7,500)	(1,500)	—	(1,500)

Balances, December 31, 2022	30,411,500	163,538,676	—	163,538,676

Net income	—	70,449,578	659,647	71,109,225

Issuance of new capital units in consolidated entities		—	98,077,500	98,077,500

Distributions to members	—	(36,493,800)	—	(36,493,800)

Balances, December 31, 2023	30,411,500	$197,494,454	$98,737,147	$296,231,601

The accompanying notes are an integral part of these consolidated financial statements.
7

South Dakota Soybean Processors, LLC
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2023, 2022, and 2021
___________________________________________________________________________________________________________________

	2023	2022	2021
Operating activities
Net income	$71,109,225	$67,464,101	$28,007,915
Charges and credits to net income not affecting cash:
Depreciation and amortization	5,834,248	5,563,024	5,092,868
Net (gain) loss recognized on derivative instruments	(24,864,543)	1,073,579	10,042,360
(Gain) loss on sales of property and equipment	152,085	(106,863)	(96,506)
Non-cash patronage dividends and interest income	(32,313)	(145,749)	(75,411)
Forgiveness of Paycheck Protection Program loan	—	—	(10,000)
Change in current operating assets and liabilities	74,239,339	(46,416,278)	(24,944,958)
Net cash (used for) from operating activities	126,438,041	27,431,814	18,016,268

Investing activities
Purchase of investments	—	(2,376,180)	—
Retirement of patronage dividends	—	—	54,904
Increase in other assets	(240,250)	(96,250)	—
Proceeds from sales of property and equipment	293,903	275,900	150,060
Purchase of property and equipment	(104,268,256)	(7,754,541)	(13,442,955)
Net cash (used for) investing activities	(104,214,603)	(9,951,071)	(13,237,991)

Financing activities
Change in excess of outstanding checks over bank balances	(2,775,992)	7,806,012	2,435,219
Net (payments) proceeds from seasonal borrowings	(138,165)	138,165	—
Proceeds from issuance of capital units	98,077,500	—	—
Distributions to members	(36,493,800)	(17,338,830)	(9,429,890)
Proceeds from long-term debt	22,706,726	5,761,268	20,344,412
Principal payments on long-term debt	(31,556,070)	(13,814,397)	(20,945,230)
Net cash from (used for) financing activities	49,820,199	(17,447,782)	(7,595,489)

Net change in cash and cash equivalents	72,043,637	32,961	(2,817,212)

Cash and cash equivalents, beginning of year	866,699	833,738	3,650,950

Cash and cash equivalents, end of year	$72,910,336	$866,699	$833,738

Supplemental disclosures of cash flow information
Cash paid (received) during the year for:
Interest	$2,953,465	$2,136,804	$1,607,805
Income taxes	$—	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$1,436,420	$1,436,420	$1,436,420

The accompanying notes are an integral part of these consolidated financial statements.
8

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
Principles of consolidation
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, High Plains Partners, LLC, HPP SD Holdings, LLC, and High Plains Processing, LLC, after elimination of all material intercompany accounts, transactions, and profits.
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
Investments
The Company measures its equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC, and Prairie AquaTech Investments, LLC at cost less any impairment plus or minus observable price changes in orderly transactions since these investments do not have readily determinable fair values.
Investments in cooperatives are recorded in a manner similar to equity investments without readily determinable fair values, cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.
Effective September 30, 2023, the Company began consolidating the accounts of High Plains Processing, LLC, HPP SD Holdings, LLC, and High Plains Partners, LLC, formerly unconsolidated entities, into its financial statements . The Company and other regional investors committed to investing a total of $192.0 million into High Plains Partners. In September 2023, High Plains Partners created a joint venture with another partner to create High Plains Processing, LLC, to build a new multi-seed crush facility near Mitchell, South Dakota. Construction of the facility is estimated to be completed in late 2025. The consolidation is due to the Company's entering into a management agreement with the new processing facility along with its ability to appoint a majority of the board members of each entity. The financial data for previous periods has not been restated to reflect the consolidation of the three entities as there is not a material impact on the financial position or results of operations for the periods presented and has no effect on previously reported net income. If the entities were consolidated in the December 31, 2022 financial statements, the impact would be a reduction in the investments in related parties and an increase construction in progress (property and equipment) of $2.4 million.
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
9

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The range of the estimated useful lives used in the computation of depreciation is as follows:

Building and improvements	10-39 years
Equipment and furnishings	3-15 years
Railcars	50 years
The Company reviews its long-lived assets for impairment whenever events indicate that the carrying amount of the asset may not be recoverable. If impairment indicators are present and the future cash flows is less than the carrying amount of the assets, values are reduced to the estimated fair value of those assets. The Company did not recognize any impairment on property and equipment during the years ended December 31, 2023, 2022, and 2021.
Use of estimates
The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's balance sheets. These customer prepayments totaled $737,503 and $1,074,059 as of December 31, 2023 and 2022, respectively. The Company recognized $1,032,253 of the $1,074,059 balance as of December 31, 2022 as revenue during the year ended December 31, 2023. All of the $1,347,409 balance as of December 31, 2021 was recognized as revenue during the year ended December 31, 2022.
The following table presents a disaggregation of revenue from contracts with customers for the years ended December initiated 31, 2023, 2022, and 2021, by product type:

	2023	2022	2021

Soybean meal and hulls	$374,038,170	$358,833,129	$335,175,830
Soybean oil and oil byproducts	329,110,239	362,699,200	254,974,323

Totals	$703,148,409	$721,532,329	$590,150,153
Freight
The Company presents all amounts billed to the customer for freight as a component of net revenue. Costs incurred for freight are reported as a component of cost of revenue.

10

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Advertising costs
Advertising and promotion costs are expensed as incurred. The Company incurred $115,000, $96,000, and $66,000, of advertising costs in the years ended December 31, 2023, 2022, and 2021, respectively.
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
Income taxes
As a limited liability company, the Company’s taxable income or loss is allocated to members in accordance with their respective percentage ownership. Therefore, no provision or liability for income taxes has been included in the consolidated financial statements.
The Company has evaluated the provisions of FASB ASC 740-10 for uncertain tax positions. As of December 31, 2023 and 2022, the unrecognized tax benefit accrual was zero.
The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.
As of December 31, 2023, the book value of the Company’s net assets exceeds the tax basis of those assets by approximately $49.3 million.
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  We are no longer subject to income tax examinations by U.S. federal and state tax authorities for years prior to 2019.  We currently have no tax years under examination.
Recent accounting pronouncements
Any recent accounting pronouncements are not expected to have a material impact on our consolidated financial statements.
11

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 2 - Accounts Receivable
Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms, which is generally 30 days from invoice date. Accounts considered uncollectible are written off. The Company’s estimate of the allowance for for credit losses is based on historical experience, its evaluation of the current status of receivables, and unusual circumstances, if any.
The following table presents the aging analysis of trade receivables as of December 31, 2023 and 2022:

	2023	2022
Past due:
Less than 30 days past due	$11,438,298	$13,779,760
30-59 days past due	1,425,727	1,780,664
60-89 days past due	114,387	182,146
Greater than 90 days past due	56,028	45,830
Total past due	13,034,440	15,788,400
Current	30,514,266	27,729,354
Totals	$43,548,706	$43,517,754
The following table provides information regarding the Company’s allowance for credit losses as of December 31:

	2023	2022	2021
Balances, beginning of year	$—	$—	$—
Amounts charged (credited) to costs and expenses	—	(115,208)	258,747
Additions (deductions)	—	115,208	(258,747)
Balances, end of year	$—	$—	$—
In general cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case by case basis, may charge a late fee of 1.5% per month on past due receivables.
The Company's accounts receivable as of January 1, 2022 was $36,571,001.
Note 3 - Inventories
The Company’s inventories consist of the following as of December 31:

	2023	2022
Finished goods	$32,772,392	$62,619,087
Raw materials	38,730,545	71,001,459
Supplies & miscellaneous	543,014	625,608
Totals	$72,045,951	$134,246,154
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at lower of cost or net realizable value.
Note 4 - Margin Deposits
The Company has margin deposits with a commodity brokerage firm used to acquire futures and option contracts to manage the price volatility risk of soybeans, crude soybean oil and soybean meal. Consistent with its inventory accounting policy, these contracts are recorded at market value. At December 31, 2023, the Company’s futures contracts all mature within 12 months.
12

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 5 - Investments in Related Parties
The Company's investment in related parties consists of the following at December 31:

	2023	2022

Prairie AquaTech, LLC	$1,553,727	$1,553,727
Prairie AquaTech Investments, LLC	5,000,000	5,000,000
Prairie AquaTech Manufacturing, LLC	7,083,423	5,647,003
High Plains Partners, LLC	—	2,376,180
Totals	$13,637,150	$14,576,910
The Company measures its investments in Prairie AquaTech, LLC, Prairie AquaTech Investments, LLC, Prairie AquaTech Manufacturing, LLC and High Plains Partners, LLC at their cost less any impairment plus or minus any observable price changes in orderly transactions since these equity investments do not have readily determinable fair values.
The Company invested in Prairie AquaTech Manufacturing, LLC $0, $0 and $404,329 in cash and an additional $1,436,420, $1,436,420 and $1,049,834 of soybean meal in 2023, 2022, and 2021 respectively, to be used in the entity's operations.
In February 2022, the Company announced its plans to construct a multi-seed processing plant near Mitchell, South Dakota. In September 2022, the Company entered into a capital contribution and commitment agreement with High Plains Partners, LLC. Per the agreement, the Company transferred to High Plains Partners, LLC all rights, title and interest to all of the tangible and intangible development rights, including engineering, permitting, studies, records, etc., totaling $5.0 million in value in exchange for 2,615 Class B units in High Plains Partners, LLC. The Company also committed to investing up to another $81.4 million for 19,454 Class B capital units in the entity. As of December 31, 2023, the Company had contributed $19.0 million towards the project.
Effective September 30, 2023, the Company began consolidating the accounts of High Plains Processing, LLC, HPP SD Holdings, LLC, and High Plains Partners, LLC, formerly unconsolidated entities, into its financial statements . The Company and other regional investors committed to investing a total of $192.0 million into High Plains Partners. In September 2023, High Plains Partners created a joint venture with another partner to create High Plains Processing, LLC, to build a new multi-seed crush facility near Mitchell, South Dakota. Construction of the facility is estimated to be completed in late 2025. The consolidation is due to the Company's entering into a management agreement with the new processing facility along with its ability to appoint a majority of the board members of each entity. The financial data for previous periods has not been restated to reflect the consolidation of the three entities as there is not a material impact on the financial position or results of operations for the periods presented and has no effect on previously reported net income. If the entities were consolidated in the December 31, 2022 financial statements, the impact would be a reduction in the investments in related parties and an increase construction in progress (property and equipment) of $2.4 million. As of December 31, 2023, High Plains Partners, HPP SD Holdings, and High Plains Processing, LLC received a total of $98.1 million in proceeds from the issuance from capital units.
Note 6 - Investments in Cooperatives
The Company’s investments in cooperatives consist of the following at December 31:

	2023	2022
CoBank	$1,737,862	$1,705,549
13

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 7 - Property and Equipment
The following is a summary of property and equipment at December 31:

	2023			2022
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,759,442	(1,231,666)	1,527,776	1,625,212
Buildings and improvements	29,615,350	(11,985,737)	17,629,613	15,001,754
Machinery and equipment	97,248,455	(56,411,412)	40,837,043	42,924,227
Railroad cars	10,411,185	(681,502)	9,729,683	10,200,714
Company vehicles	151,682	(142,150)	9,532	26,226
Furniture and fixtures	1,548,914	(967,238)	581,676	394,353
Construction in progress	104,096,181	—	104,096,181	3,871,157
Totals	$246,347,535	$(71,419,705)	$174,927,830	$74,559,969
Depreciation of property and equipment amounts to $5,830,587, $5,558,143, and $5,087,987 for the years ended December 31, 2023, 2022, and 2021, respectively.
Note 8 - Notes Payable - Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires on October 1, 2024. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (7.55% at December 31, 2023). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $0 and $0.1 million at December 31, 2023 and 2022. The remaining available funds to borrow under the terms of the revolving credit agreement were $85.0 million as of December 31, 2023.
Note 9 - Long-Term Debt
The following is a summary of the Company's long-term debt at December 31:

	2023	2022
Revolving term loan from CoBank, interest at variable rates (7.85% and 6.85% at December 31, 2023 and 2022, respectively), secured by substantially all property and equipment. Loan matures March 20, 2026.	$—	$8,849,344
Note payable to CoBank, interest at variable rates (7.85% and 6.85% at December 31, 2023 and 2022, respectively), secured by substantially all property and equipment. Note matures March 20, 2028.	—	—
Total debt before current maturities and debt issuance costs	—	8,849,344
Less current maturities	—	—
Less debt issuance costs, net of amortization of $20,339 and $15,458 as of December 31, 2023 and 2022, respectively	—	(3,661)

Totals	$—	$8,845,683
The Company entered into an agreement as of September 20, 2023 with CoBank to amend and restate its Credit Agreement, which includes the revolving term loan, note payable, and seasonal loan. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $12.0 million on the revolving term loan with a variable effective interest rate of 7.85%. The amount available for borrowing on the revolving term loan will decrease by $600,000 every six months until the loan's maturity date of March 20, 2028. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company were amortized over the term of the loan. The principal balance outstanding on the
14

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

revolving term loan was $0.0 million and $8.8 million as of December 31, 2023 and 2022, respectively. There were approximately $11.4 million in remaining commitments available to borrow on the revolving term loan as of December 31, 2023.
On September 20, 2023, the Company entered into a note payable to CoBank to borrow up to $90.0 million until August 1, 2024, the proceeds of which are to be used to finance the Company's investment in High Plains Partners, LLC. The Company will make semi-annual payments of $4.5 million beginning October 20, 2024 until the note's maturity on March 20, 2028. The principal balance outstanding on the note payable was $0 as of December 31, 2023 and 2022. There was $90.0 million available to borrow on the note payable as of December 31, 2023.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of December 31, 2023.
The following are minimum principal payments on long-term debt obligations for the years ended December 31:

2024	$—
2025	—
2026	—
2027	—
2028	—
Total	$—
Note 10 - Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-12 years and most do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities, and require the Company's submission of its financial statements. Lease expense for all railcars was $4,264,107, $2,938,930, and $3,026,270 for the years ended December 31, 2023, 2022, and 2021, respectively.
The following is a schedule of the Company's operating leases for railcars as of December 31, 2023:

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
15

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment
Wells Fargo Rail	105	1/1/2023	12/31/2029	49,875

Totals	577			$335,158
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $3,824. Rental expense under these other operating leases was $54,633, $81,973, and $38,606, for the years ended December 31, 2023, 2022, and 2021, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company paid the entity $3,300,000 after the entity's construction of additional storage and handling facilities. The agreement began on May 1, 2021 and will mature on April 30, 2027 but includes an additional seven-year renewal period at the sole discretion of the Company. Rental expense under this agreement was $235,714, $235,714, and $157,143, for the years ended December 31, 2023, 2022, and 2021, respectively.
Operating leases are included in right-to-use lease assets, current operating lease liabilities, and long-term lease liabilities on the Company's consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company's secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the consolidate balance sheet.
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021 were as follows:

	2023	2022	2021
Cost of revenues - Freight and rail	$4,264,107	$2,938,930	$3,026,270
Cost of revenues - Production	272,805	295,271	186,215
Administration expenses	17,542	22,416	9,534
Total operating lease costs	$4,554,454	$3,256,617	$3,222,019
The following summarizes the supplemental cash flow information for the years ended December 31:

	2023	2022	2021
Cash paid for amounts included in measurement of lease liabilities	$4,146,569	$2,828,257	$6,321,257

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$8,956,408	$14,387,685	$2,577,558
The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2023:

Weighted-average remaining lease term - operating leases (in years)	9.3
Weighted-average discount rate - operating leases	4.25%
16

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of December 31, 2023:

	Railcars	Other	Total
Year ended December 31:
2024	$3,946,639	$45,362	$3,992,001
2025	3,885,689	24,857	3,910,546
2026	3,794,529	21,559	3,816,088
2027	3,052,059	18,270	3,070,329
2028	2,913,749	5,872	2,919,621
Thereafter	13,273,376	—	13,273,376
Total lease payments	30,866,041	115,920	30,981,961
Less amount of lease payments representing interest	(5,345,374)	(10,141)	(5,355,515)
Total present value of lease payments	$25,520,667	$105,779	$25,626,446
Note 11 - Employee Benefit Plans
The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of an employee's contributed earnings. The amounts charged to expense under this plan were approximately $313,000, $305,000, and $249,000 for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company's Board of Managers approved the payment of a profit-based incentive bonus to be awarded to eligible employees following the close of each fiscal year. The Board has allocated approximately 4.7% of profits over $2 million to fund this benefit. Individual amounts are based upon criteria determined by a formula that considers current pay, level of responsibility, and impact on profits of each position. The amounts charged to expense under this incentive were approximately $3,521,000, $3,246,000, and $1,289,000 for the years ended December 31, 2023, 2022, and 2021, respectively.
In 2022, the Company entered into deferred compensation agreements with four key executives. The agreement provides for a monetary incentive, contingent on each individual's performance. These incentives will vest, ratable over eight years, at 12.5% per year. Vested amounts will then be paid in conjunction with retirement or post-separation, as specified by the executives upon the initial awards. The Company recognized expense of $42,062, $12,031 and $0 related to this agreement during the years ended December 31, 2023, 2022 and 2021, respectively, related to this agreement.
Note 12 - Cash Flow Information
The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2023	2022	2021
Changes in operating assets and liabilities:
Trade accounts receivable	$(30,952)	$(6,948,255)	$(7,580,346)
Inventories	60,763,783	(40,616,189)	(26,909,332)
Commodity derivative instruments	11,409,608	(7,724,737)	(7,854,325)
Margin account deposit	4,260,952	(3,504,304)	3,918,375
Prepaid expenses	(3,020,975)	563,692	(3,741,574)
Accounts payable	5,217,657	313,428	425,132
Accrued commodity purchases	(4,504,068)	9,852,373	15,929,390
Accrued expenses and interest	522,046	1,824,814	1,248,720
Deferred liabilities	(378,712)	(177,100)	(380,998)
Totals	$74,239,339	$(46,416,278)	$(24,944,958)
17

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 13 - Derivative Instruments and Hedging Activities
In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange and interest rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts, and interest rate swaps, caps and floors. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. These contracts are recorded on the Company’s consolidated balance sheets at fair value as discussed in Note 14, Fair Value.
As of December 31, 2023 and 2022, the net value of the Company’s open futures, options and forward contracts was $4,394,994 and $(9,059,941), respectively.

		December 31, 2023
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$10,178,089	$5,584,506
Foreign exchange contracts	Current Assets/Liabilities	156,592	284,879
Interest rate caps and floors	Current Assets/Liabilities	—	70,302
Totals		$10,334,681	$5,939,687

		December 31, 2022
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$9,716,111	$19,820,839
Foreign exchange contracts	Current Assets/Liabilities	77,983	53,267
Interest rate caps and floors	Current Assets/Liabilities	1,156,737	136,666
Totals		$10,950,831	$20,010,772
During the years ended December 31, 2023, 2022, and 2021, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statements of operations as follows:

	2023	2022	2021
Derivatives not designated as hedging instruments:
Commodity contracts	$24,295,668	$(1,731,138)	$(10,308,738)
Foreign exchange contracts	741,696	(434,848)	20,409
Interest rate swaps, caps and floors	(172,821)	1,092,407	245,969
Totals	$24,864,543	$(1,073,579)	$(10,042,360)
The Company recorded gains (losses) of $24,864,543, $(1,073,579), and $(10,042,360) in cost of goods sold related to its commodity derivative instruments for the years ended December 31, 2023, 2022, and 2021, respectively.
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
18

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

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
The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31:

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$70,872,435	$—	$70,872,435
Commodity derivative instruments	$4,394,994	$—	$—	$4,394,994
Margin deposits	$1,342,978	$—	$—	$1,342,978

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$133,543,821	$—	$133,543,821
Commodity derivative instruments	$(9,059,941)	$—	$—	$(9,059,941)
Margin deposits	$5,603,930	$—	$—	$5,603,930
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
The Company considers the carrying amount of significant classes of financial instruments on the consolidated balance sheets, including cash, accounts receivable, and accounts payable, to be reasonable estimates of fair value due to their length or maturity. The fair value of the Company’s long-term debt approximates the carrying value. The interest rates on the long-term debt are similar to rates the Company would be able to obtain currently in the market.
The Company has patronage investments in other cooperatives and common and preferred stock holdings in privately held entities. There is no market for their patronage credits or the entity’s common and preferred holdings, and it is impracticable to estimate the fair value of the Company’s investments. These investments are carried on the consolidated balance sheet at original cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.
Note 15 - Related Party Transactions
The Company has equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC and Priarie AquaTech Investments, LLC. The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $11,567,830, $17,583,144, and $7,333,479 during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $1,216,699 and $1,433,551, respectively.
Note 16 - Business Credit Risk and Concentrations
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At December 31,
19

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

2023 and 2022, the Company had approximately $34,116,000 and $386,000, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.
The Company also grants credit to customers throughout the United States and Canada. The Company evaluates each customer’s credit worthiness on a case-by-case basis. Accounts receivable are generally unsecured. These receivables were $43,548,706 and $43,517,754 at December 31, 2023 and 2022, respectively.
Soybean meal sales accounted for approximately 51%, 48%, and 55% of total revenues for the years ended December 31, 2023, 2022, and 2021, respectively. Soybean oil sales represented approximately 45%, 49%, and 41% of total revenues for the years ended December 31, 2023, 2022, and 2021, respectively.
Net revenue by geographic area for the years ended December 31, 2023, 2022, and 2021 are as follows:

	2023	2022	2021
United States	$564,558,539	$580,508,085	$474,313,245
Canada	138,589,870	141,024,244	115,836,908
Totals	$703,148,409	$721,532,329	$590,150,153
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
On February 1, 2022, the Company's Board of Managers approved a cash distribution of approximately $36.5 million, or 120.0 cents per capital unit. The distribution was paid in accordance with the Company's operating agreement and distribution policy on February 4, 2022.
Note 18 - Commitments and Contingencies
As of December 31, 2023, the Company had unpaid commitments of approximately $237.2 million for construction and acquisition of property and equipment, all of which is expected to be incurred by December 2025.
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
Note 19 - Subsequent Events
Except for the event listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our consolidated financial statements or disclosed in the notes to our consolidated financial statements.
On January 30, 2024, the Company’s Board of Managers declared a cash distribution to its members of approximately $39.5 million. The distribution was issued and paid to members on February 1, 2024 in accordance with the Company's operating agreement and distribution policy.
20