Form 10-Q
period 2024-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2024-05-15
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 15, 2024, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Consolidated Financial Statements
March 31, 2024 and 2023

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$135,221,983	$72,910,336
Trade accounts receivable	37,699,480	43,548,706
Inventories	81,944,047	72,045,951
Commodity derivative instruments	11,059,832	10,334,681
Margin deposits	5,119,332	1,342,978
Prepaid expenses	4,784,948	5,621,052
Total current assets	275,829,622	205,803,704

Property and equipment	269,130,477	246,347,535
Less accumulated depreciation	(72,886,791)	(71,419,705)
Total property and equipment, net	196,243,686	174,927,830

Other assets
Investments in related parties	15,073,570	13,637,150
Investments in cooperatives	1,797,563	1,737,862
Right-of-use lease asset, net	28,313,130	28,297,874
Other assets	656,000	336,500
Total other assets	45,840,263	44,009,386

Total assets	$517,913,571	$424,740,920
(continued on the following page)

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets (continued)

	March 31, 2024	December 31, 2023
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$4,976,072	$15,728,259
Current maturities of long-term debt	5,700,000	—
Note payable - seasonal loan	54,255,183	—
Current operating lease liabilities	2,840,209	2,798,561
Accounts payable	7,557,127	7,462,996
Accrued commodity purchases	38,060,890	66,240,599
Commodity derivative instruments	5,493,307	5,939,687
Accrued expenses	3,377,865	6,700,564
Accrued interest	794,884	19,171
Deferred liabilities - current	1,549,884	737,503
Total current liabilities	124,605,421	105,627,340

Long-term liabilities
Long-term debt, net of current maturities	50,100,000	—
Long-term operating lease liabilities	22,860,420	22,827,885
Deferred liabilities	74,594	54,094
Total long-term liabilities	73,035,014	22,881,979

Commitments and contingencies (Notes 6, 7, 8, and 13)

Members' equity
Class A Units, no par value, 30,411,500 units issued and outstanding on March 31, 2024 and December 31, 2023	163,433,958	197,494,454
Non-controlling interests in consolidated entities	156,839,178	98,737,147
Total members' equity	320,273,136	296,231,601

Total liabilities and members' equity	$517,913,571	$424,740,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2024 and 2023

	2024	2023

Net revenues	$148,260,904	$171,913,308

Cost of revenues:
Cost of product sold	120,122,939	124,238,702
Production	9,387,312	10,718,977
Freight and rail	11,231,938	12,122,778
Brokerage fees	182,666	189,280
Total cost of revenues	140,924,855	147,269,737

Gross profit	7,336,049	24,643,571

Operating expenses:
Administration	1,634,373	1,577,952

Operating income	5,701,676	23,065,619

Other income (expense):
Interest expense	(1,453,991)	(920,108)
Other non-operating income (expense)	1,401,412	(96,046)
Patronage dividend income	429,888	693,047
Total other income (expense)	377,309	(323,107)

Net income	6,078,985	22,742,512
Net income attributable to non-controlling interests in consolidating entities	604,531	—
Net income attributable to Company	$5,474,454	$22,742,512

Basic and diluted earnings per capital unit	$0.18	$0.75

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,411,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Changes in Members' Equity (Unaudited)
For the Three Months Ended March 31, 2024 and 2023

	Class A Units		Noncontrolling	Total
	Units	Amount	Interests	Equity

Balances, December 31, 2022	30,411,500	$163,538,676	$—	$163,538,676
Net income	—	22,742,512	—	22,742,512
Distribution to members	—	(36,493,800)	—	(36,493,800)
Liquidation of members' equity	—	—	—	—
Balances, March 31, 2023	30,411,500	$149,787,388	$—	$149,787,388

Balances, December 31, 2023	30,411,500	$197,494,454	$98,737,147	$296,231,601
Net income	—	5,474,454	604,531	6,078,985
Distribution to members	—	(39,534,950)	—	(39,534,950)
Issuance of new capital units in consolidated entities	—	—	57,500,000	57,500,000
Liquidation of members' equity	—	—	(2,500)	(2,500)
Balances, March 31, 2024	30,411,500	$163,433,958	$156,839,178	$320,273,136
The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2024 and 2023

	2024	2023
Operating activities
Net income	$6,078,985	$22,742,512
Charges and credits to net income not affecting cash:
Depreciation and amortization	1,504,134	1,415,296
Net (gain) loss recognized on derivative activities	(1,496,432)	(14,483,613)
Loss (gain) on sale of property and equipment	—	(31,853)
Non-cash patronage dividends	(59,701)	(32,313)
Change in current assets and liabilities	(37,843,896)	(25,239,631)
Net cash provided by (used for) operating activities	(31,816,910)	(15,629,602)

Investing activities
Purchase of investments	—	(5,904,137)
Increase in other assets	(319,500)	—
Proceeds from sales of property and equipment	—	100,000
Purchase of property and equipment	(22,819,989)	(1,559,279)
Net cash used for investing activities	(23,139,489)	(7,363,416)

Financing activities
Change in excess of outstanding checks over bank balances	(10,752,187)	(4,100,716)
Net proceeds (payments) from seasonal borrowings	54,255,183	60,262,726
Proceeds from issuance of capital units	57,500,000	—
Distributions to members	(39,534,950)	(36,493,800)
Proceeds from long-term debt	56,400,000	6,581,850
Principal payments on long-term debt	(600,000)	(3,431,194)
Net cash provided by financing activities	117,268,046	22,818,866

Net change in cash and cash equivalents	62,311,647	(174,152)

Cash and cash equivalents, beginning of period	72,910,336	866,699

Cash and cash equivalents, end of period	$135,221,983	$692,547

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$678,278	$603,157

Income taxes	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$1,436,420	1,436,420

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
In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The balance sheet data as of December 31, 2023 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2023, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 22, 2024.
Principles of consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its controlled subsidiaries, High Plains Partners, LLC, HPP SD Holdings, LLC, and High Plains Processing, LLC, after elimination of all material intercompany accounts, transactions, and profits.
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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed consolidated balance sheets. These customer prepayments totaled $436,489 and $737,503 as of March 31, 2024 and December 31, 2023, respectively. Of the $737,503 balance as of December 31, 2023, the Company recognized $352,355 as revenues for the three months ended March 31, 2024. Of the $1,074,059 customer prepayments as of December 31, 2022, the Company recognized $723,453 of contract liabilities as revenues during the three months ended March 31, 2023.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three-month periods ended March 31, 2024 and 2023, by product type:

	2024	2023

Soybean meal and hulls	$83,398,043	$97,123,852
Soybean oil and oil byproducts	64,862,861	74,789,456

Totals	$148,260,904	$171,913,308
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
The following table presents the aging analysis of trade receivables as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Past due:
Less than 30 days past due	$10,242,048	$11,438,298
30-60 days past due	368,848	1,425,727
60-90 days past due	64,005	114,387
Greater than 90 days past due	220,691	56,028
Total past due	10,895,592	13,034,440
Current	26,803,888	30,514,266

Totals	$37,699,480	$43,548,706
The following table provides information regarding the Company's allowance for credit losses as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	—	—
Additions (deductions)	—	—

Balances, end of period	$—	$—
In general, cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case-by-case basis, may charge a late fee of 1.5% per month on past-due receivables.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 3 -           Inventories
The Company’s inventories consist of the following on March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Finished goods	$34,075,268	$32,772,392
Raw materials	47,370,840	38,730,545
Supplies & miscellaneous	497,939	543,014

Totals	$81,944,047	$72,045,951
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.
Note 4 -           Investments in Related Parties
The Company’s investments in related parties consist of the following on March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Prairie AquaTech, LLC	1,553,727	1,553,727
Prairie AquaTech Investments, LLC	5,000,000	5,000,000
Prairie AquaTech Manufacturing, LLC	8,519,843	7,083,423

Totals	$15,073,570	$13,637,150
The Company measures its investments in Prairie AquaTech, LLC, Prairie AquaTech Investments, LLC, Prairie AquaTech Manufacturing, LLC and High Plains Partners, LLC at their cost less any impairment plus or minus any observable price changes in orderly transactions since these equity investments do not have readily determinable fair values.
The Company invested $1,436,420 and $1,436,420 of soybean meal in Prairie AquaTech Manufacturing, LLC for the three months ended March 31, 2024 and 2023, respectively, to be used in the entity's operations.
In February 2022, the Company announced its plans to construct a multi-seed processing plant near Mitchell, South Dakota. In September 2022, the Company entered into a capital contribution and commitment agreement with High Plains Partners, LLC. Per the agreement, the Company transferred to High Plains Partners, LLC all rights, title and interest to all of the tangible and intangible development rights, including engineering, permitting, studies, records, etc., totaling $5.0 million in value in exchange for 2,615 Class B units in High Plains Partners, LLC. The Company also committed to investing up to another $81.4 million for 19,454 Class B capital units in the entity. As of March 31, 2024, the Company had contributed $86.4 towards the project.
Effective September 30, 2023, the Company began consolidating the accounts of High Plains Processing, LLC, HPP SD Holdings, LLC, and High Plains Partners, LLC, formerly unconsolidated entities, into its financial statements . The Company and other regional investors committed to investing a total of $192.0 million into High Plains Partners. In September 2023, High Plains Partners created a joint venture with another partner to create High Plains Processing, LLC, to build a new multi-seed crush facility near Mitchell, South Dakota. Construction of the facility is estimated to be completed in late 2025. The consolidation is due to the Company's entering into a management agreement with the new processing facility along with its ability to appoint a majority of the board members of each entity. The financial data for previous periods has not been restated to reflect the consolidation of the three entities. The consolidation is not material to the financial position or results of operations for the periods presented and had no effect on previously reported net income. As of March 31, 2024, High Plains Partners, HPP SD Holdings, and High Plains Processing, LLC received a total of $155.6 million in proceeds from the issuance from capital units.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 5 -         Property and Equipment
The following is a summary of the Company's property and equipment at March 31, 2024 and December 31, 2023:

	2024			2023
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,759,442	(1,272,569)	1,486,873	1,527,776
Buildings and improvements	29,615,350	(12,171,570)	17,443,780	17,629,613
Machinery and equipment	97,290,313	(57,602,917)	39,687,396	40,837,043
Railroad cars	10,411,185	(733,558)	9,677,627	9,729,683
Company vehicles	175,835	(110,778)	65,057	9,532
Furniture and fixtures	1,548,914	(995,399)	553,515	581,676
Construction in progress	126,813,112	—	126,813,112	104,096,181

Totals	$269,130,477	$(72,886,791)	$196,243,686	$174,927,830
Depreciation of property and equipment was $1,504,134 and $1,414,076 for the three months ended March 31, 2024 and 2023, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires on October 1, 2024. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (7.56% on March 31, 2024). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were advances outstanding of $54,255,183 and $0 on March 31, 2024 and December 31, 2023, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were $30.7 million as of March 31, 2024.
Note 7 -         Long-Term Debt
The following is a summary of the Company's long-term debt on March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Revolving term loan from CoBank, interest at variable rates (7.86% and 7.85% on March 31, 2024 and December 31, 2023, respectively), secured by substantially all property and equipment. The loan matures on March 20, 2026.	$10,800,000		$—
Note payable to CoBank, interest at variable rates (7.86% and 7.85% at March 31, 2024 and December 31, 2023, respectively), secured by substantially all property and equipment. Note matures March 20, 2028.	45,000,000		—
Total debt before debt issuance costs	55,800,000	55800000	—
Less current maturities	(5,700,000)		—

Total long-term debt	$50,100,000		$—
The Company entered into an agreement as of September 20, 2023, with CoBank to amend and restate its Credit Agreement, which includes the revolving term loan, note payable, and seasonal loan. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $12 million on the revolving term loan with a variable effective interest rate of 7.86%. The amount available for borrowing on the revolving term loan will decrease by $600,000 every six months until the loan's maturity date of March 20, 2028. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

$24,000 paid by the Company were amortized over the term of the loan. The principal balance outstanding on the revolving term loan was $10.8 million and $0 as of March 31, 2024 and December 31, 2023, respectively. There were no remaining commitments available to borrow on the revolving term loan as of March 31, 2024.
On September 20, 2023, the Company entered into note payable to CoBank to borrow up to $90.0 million until August 1, 2024, the proceeds of which are to be used to finance the Company's investment in High Plains Partners, LLC. The Company will make semi-annual payments of $4.5 million beginning October 20, 2024 until the note's maturity on March 20, 2028. The principal balance outstanding on the note payable was $45.0 million and $0 as of March 31, 2024 and December 31, 2023, respectively. There was $45.0 million available to borrow on the note payable as of March 31, 2024.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of March 31, 2024.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ending March 31:

2025	$5,700,000
2026	10,200,000
2027	10,200,000
2028	29,700,000

Total	$55,800,000
Note 8 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-12 years and most do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities and require the Company's submission of its financial statements. Lease expense for all railcars was $1,071,723 and $880,151 for the three months ended March 31, 2024 and 2023, respectively.
The following is a schedule of the Company's operating leases for railcars as of March 31, 2024:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

American Railcar Leasing	13	6/1/2021	5/31/2024	$7,150
Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	11,300
Andersons Railcar Leasing Co.	15	11/1/2021	10/31/2026	8,250
Farm Credit Leasing	87	9/1/2020	8/31/2032	34,929
Farm Credit Leasing	8	6/1/2021	5/31/2033	5,966
Farm Credit Leasing	9	10/1/2021	9/30/2033	4,624
Farm Credit Leasing	23	7/1/2022	6/30/2034	13,863
Farm Credit Leasing	30	8/1/2022	7/31/2034	30,422
Farm Credit Leasing	20	10/1/2022	9/30/2034	21,668
Farm Credit Leasing	100	4/1/2023	3/31/2035	81,466
Farm Credit Leasing	10	3/1/2024	2/29/2036	7,427
GATX Corporation	14	7/1/2020	6/30/2024	4,200
Trinity Capital	2	6/1/2021	5/31/2026	980
Wells Fargo Rail	109	3/1/2022	2/28/2027	51,775

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment
Wells Fargo Rail	7	5/1/2022	4/30/2027	2,765
Wells Fargo Rail	15	5/1/2022	4/30/2027	5,925
Wells Fargo Rail	105	1/1/2023	12/31/2029	49,875

	587			$342,585
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $5,029. Lease expense under these other operating leases was $11,272 and $11,219 for the three-month periods ended March 31, 2024 and 2023, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company paid the entity $3,300,000 after the entity's construction of additional storage and handling facilities. The agreement began on May 1, 2021 and will mature on April 30, 2027 but includes an additional seven-year renewal period at the sole discretion of the Company. Lease expense under this agreement was $58,929 and $58,929 for the three months ended March 31, 2024 and 2023, respectively.
Operating leases are included in right-to-use lease assets, current operating lease liabilities, and long-term lease liabilities on the Company's condensed consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company's secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the condensed consolidated balance sheet.
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed consolidated statements of operations for the three-month periods ended March 31, 2024 and 2023 were as follows:

	2024	2023

Cost of revenues - Freight and rail	$1,071,723	$880,151
Cost of revenues - Production	65,709	65,642
Administration expenses	4,492	4,506

Total operating lease costs	$1,141,924	$950,299
The following summarizes the supplemental cash flow information for the three-month periods ended March 31, 2024 and 2023:

	2024	2023

Cash paid for amounts included in the measurement of lease liabilities	$1,024,371	$875,288

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$831,971	$8,914,885

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of March 31, 2024:

Weighted-average remaining lease-term - operating leases (in years)	9.2

Weighted-average discount rate - operating leases	4.3%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of March 31, 2024:

	Railcars	Other	Total
Twelve-month periods ended March 31:
2025	$4,001,717	$54,569	$4,056,286
2026	3,974,818	39,321	4,014,139
2027	3,770,292	34,787	3,805,079
2028	3,011,568	30,273	3,041,841
2029	3,002,877	17,820	3,020,697
Thereafter	13,161,412	3,616	13,165,028
Total lease payments	30,922,684	180,386	31,103,070
Less amount of lease payments representing interest	(5,380,719)	(21,722)	(5,402,441)

Total present value of lease payments	$25,541,965	$158,664	$25,700,629
Note 9 -        Member Distribution
On January 30, 2024, the Company’s Board of Managers approved a cash distribution of approximately $39.5 million, or $1.30 per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 1, 2024.
Note 10 -         Derivative Instruments and Hedging Activities
In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange and interest rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts, and interest rate swaps, caps and floors. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, hedging instruments. These contracts are recorded on the Company’s condensed consolidated balance sheets at fair value as discussed in Note 11, Fair Value.
As of March 31, 2024 and December 31, 2023, the net value of the Company’s open futures, options and forward contracts was $5,566,525 and $4,394,994, respectively.

		As of March 31, 2024
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$11,015,872	$5,329,423
Foreign exchange contracts	Current Assets/Liabilities	43,960	129,329
Interest rate caps and floors	Current Assets/Liabilities	—	34,555

Totals		$11,059,832	$5,493,307

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

		As of December 31, 2023
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$10,178,089	$5,584,506
Foreign exchange contracts	Current Assets/Liabilities	156,592	284,879
Interest rate caps and floors	Current Assets/Liabilities	—	70,302

Totals		$10,334,681	$5,939,687
During the three-month periods ended March 31, 2024 and 2023, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed consolidated statements of operations as follows:

	2024	2023
Derivatives not designated as hedging instruments:
Commodity contracts	$1,414,819	$13,826,366
Foreign exchange contracts	45,866	814,321
Interest rate swaps, caps and floors	35,747	(157,074)

Totals	$1,496,432	$14,483,613
The Company recorded gains (losses) in cost of goods sold related to its commodity derivative instruments of $1,496,432 and $14,483,613 for the three-month periods ended March 31, 2024 and 2023, respectively.
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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$80,985,377	$—	$80,985,377
Commodity derivative instruments	$5,566,525	$—	$—	$5,566,525
Margin deposits (deficits)	$5,119,332	$—	$—	$5,119,332

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$70,872,435	$—	$70,872,435
Commodity derivative instruments	$4,394,994	$—	$—	$4,394,994
Margin deposits	$1,342,978	$—	$—	$1,342,978
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
The Company considers the carrying amount of significant classes of financial instruments on the condensed consolidated balance sheets, including cash, accounts receivable, and accounts payable, to be reasonable estimates of fair value due to their length or maturity. The fair value of the Company’s long-term debt approximates the carrying value. The interest rates on the long-term debt are similar to rates the Company would be able to obtain currently in the market.
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
Note 12 -       Related Party Transactions
The Company has equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC and Prairie AquaTech Investments, LLC. The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $4,021,936 and $2,947,866 during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024 and December 31, 2023, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $1,947,289 and $1,216,699, respectively.
Note 13 -       Commitments and Contingencies
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At March 31, 2024 and December 31, 2023, the Company had approximately $140.2 million and $34.1 million, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.
As of March 31, 2024, the Company had unpaid commitments of approximately $282.4 million for construction and acquisition of property and equipment, all of which are expected to be incurred by March 31, 2025.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2024, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2023. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2023.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
Our net income during the first quarter of 2024 was $5.5 million, compared to $22.7 million during the same period in 2023. In the first quarter of 2024, soybean processing margins decreased from above-average levels in 2023 due to several factors. Soybean oil demand from the energy sector declined sharply as refining margins for biodiesel and renewable diesel producers came under pressure due to overproduction and forced slowdowns at some production locations. In addition, imports of used cooking oil and other feedstocks flooded the market with lower-priced alternatives to soybean oil. Another contributing factor was the anticipated rebound in Argentine soybean production and processing. Last year’s drought in Argentina reduced available the soybean supply to Argentine processors, thus shifting meal demand to the U.S. and keeping our margins elevated in 2023. So far in 2024, however, ample soybean supply is expected in Argentina due to improved weather and Argentine processors are aggressively offering products into the global export markets.
Looking forward, we expect soy processing margins will be lower than last year, at least until the second quarter. For margins to increase, we will need a rebound in oil demand from the energy sector and robust U.S. exports of soybean meal to return. The addition of several new soybean processing plants in the U.S., which are expected to come online in 2024, could be another challenge, as new capacity will need to be assimilated into the market and could further weigh down processing margins for the rest of the year.
The construction of High Plains Processing, LLC's multi-seed plant near Mitchell, South Dakota, in which we have invested through our subsidiary, High Plains Partners, LLC, is progressing steadily. A mild winter has allowed us to stay on track with our construction schedule and kept winter-related expenses at a minimum. A large portion of the concrete is now in place, and steel and equipment shipments have been arriving over the past few months. If all goes according to plan, the plant's structures should start being built in the next few weeks, with anticipated start-up of the facility in the fall of 2025.
RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	$	% of Revenue	$	% of Revenue
Revenue	$148,260,904	100.0	$171,913,308	100.0
Cost of revenues	(140,924,855)	(95.1)	(147,269,737)	(85.7)
Gross profit	7,336,049	4.9	24,643,571	14.3
Operating expenses	(1,634,373)	(1.1)	(1,577,952)	(0.9)
Interest expense	(1,453,991)	(1.0)	(920,108)	(0.5)
Other non-operating income (expense)	1,831,300	1.2	597,001	0.3
Net income	6,078,985	4.1	22742512	13.2
Net income attributable to non-controlling interests in consolidated entities	604,531	0.4	—	—

Net income attributable to Company	$5,474,454	3.7	$22,742,512	13.2
Revenue – Revenue decreased by $23.7 million, or 13.8%, for the three-month period ended March 31, 2024, compared to the same period in 2023 due to a decrease in the average sales price of soybean products. The average price of soybean oil decreased 14.1% during the three months ended March 31, 2024, compared to the same period in 2023, due to a decrease in demand. Soybean oil demand from the energy sector dropped dramatically during the first quarter as refining margins for biodiesel and renewable diesel producers came under pressure from overproduction, thus causing slowdowns at some locations. In addition, imports of used cooking oil and other feedstocks flooded the market with lower-priced alternatives than soybean oil. Average soybean meal prices declined by 14.1% from 2023, being adversely affected by the return of Argentine processors to the global export market after a severe drought in 2023 shifted the export market to the U.S. from which we benefited.
Gross Profit/Loss – Gross profit decreased by $17.3 million, or 70.2%, for the three months ended March 31, 2024, compared to the same period in 2023. The decrease was mainly due to declining board crush margins, which were caused by a decrease in demand for soybean oil and an increase in global soybean meal supply which negatively affected U.S. export sales including ours.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $56,000, or 3.6%, during the three-month period ended March 31, 2024, compared to the same period in 2023. The increase was primarily due to increased professional and related costs associated with the start-up of High Plains Processing's plant.
Interest Expense – Interest expense increased by $0.5 million, or 58.0%, during the three months ended March 31, 2024, compared to the same period in 2023. The increase in interest expense was due to a $13.7 million increase in borrowings from our lines of credit with our senior lender, CoBank. The average debt level was $74.0 million during the three months ended March 31, 2024, compared to $60.3 million during the same period in 2023. Debt levels increased mainly to fund our committed investment into High Plains Processing's plant through our subsidiary, High Plains Partners.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, increased $1.2 million during the three-month period ended March 31, 2024, compared to the same period in 2023. The increase in other non-operating income was due to a $1.2 million increase in interest income which we received from the deposit of investment proceeds received by a subsidiary in connection with its equity financing.
Net Income/Loss – During the three-month period ended March 31, 2024, we generated a net income of $5.5 million, compared to $22.7 million for the same period in 2023. The $17.3 million decrease was primarily attributable to decreased gross margins.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash provided by operations and borrowings under our two revolving lines of credit which are discussed below under “Indebtedness.” On March 31, 2024, we had working capital, defined as current assets less current liabilities, of approximately $151.2 million, compared to $53.6 million on March 31, 2023. Working capital increased between periods primarily due to investment proceeds raised by our consolidated subsidiaries, High Plains Partners, LLC and HPP SD Holdings, LLC, in connection with their equity financing, which were subsequently contributed to High Plains Processing, LLC for the construction and development of the new oilseed crush facility near Mitchell, South Dakota. We acquired a majority ownership in High Plains Partners in exchange for contributing to High Plain Partners cash, property, and various construction and development rights for the project. High Plains Partners, in turn, has contributed the cash, property, and rights to High Plains Partners' subsidiary, HPP SD Holdings, which owns the Mitchell plant through its wholly-owned subsidiary, High Plains Processing.
Comparison of the Three Months Ended March 31, 2024 and 2023

	2024	2023
Net cash provided by (used for) operating activities	$(31,816,910)	$(15,629,602)
Net cash provided by (used for) investing activities	(23,139,489)	(7,363,416)
Net cash provided by (used for) financing activities	117,268,046	22,818,866
Cash Flows Provided By (Used For) Operations
The $16.2 million increase in cash flows used for operating activities was largely due to a $17.3 million decrease in net income and a $16.5 million change in inventory. During the three-month period ended March 31, 2024, our inventories increased by $9.9 million, compared to a $6.6 million decrease during the same period in 2023. Partially offsetting changes in inventory and margin deposits, was a $9.7 million change in accrued commodity purchases. Accrued commodity purchases decreased by $28.2 million during the three months ended March 31, 2024, compared to $37.9 million in 2023.
Cash Flows Used For Investing Activities
The $15.8 million increase in cash flows used for investing activities during the three-month period ended March 31, 2024, compared to the same period in 2023, was due to a $15.3 million increase in expenditures for purchases of various property and equipment that were largely made for the construction and development of the Mitchell facility. During the three months ended March 31, 2024, we spent $22.8 million on purchases of property and equipment, compared to $7.5 million during the same period in 2023.
Cash Flows Provided By Financing Activities
The $94.4 million increase in cash flows provided by financing activities was principally due to a $57.5 million increase in investment proceeds received and a $46.7 million increase in net proceeds on borrowings. During the three months ended March 31, 2024, our subsidiaries, High Plains Partners and HPP SD Holdings, received $57.5 million in investment proceeds in connection with their equity financing, which were subsequently contributed to High Plains Processing for the construction and development of the new crush facility. Net proceeds on borrowings increased by $110.1 million during the three months ended March 31, 2024, compared to $63.4 million during the same period in 2023. Partially offsetting the increase is a $3.0 million increase in cash distributions to our members during the three-month period ended March 31, 2024, compared to the same period in 2022.
Indebtedness
We hold three lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds, as needed, up to the credit line maximum, or $12.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $0.6 million every six months until the credit line’s maturity on March 20, 2028, at which time a balloon payment for the remaining balance is due. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $10.8 million and $0.0 million as of March 31, 2024 and

December 31, 2023, respectively. Under this loan, there were no additional funds available to borrow as of March 31, 2024.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. We may borrow up to $85.0 million until the loan's maturity on October 1, 2024. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of March 31, 2024 and December 31, 2023, the principal balance outstanding on this credit line was $54.3 million and $0.0 million, respectively, allowing us to borrow an additional $30.7 million as of March 31, 2024.
The third line of credit is a multiple advance note payable. The primary purpose of this note is to finance our investment and ownership in our subsidiary, High Plains Partners, LLC and other larger capital projects. High Plains Partners serves as our investment and ownership vehicle in HPP SD Holdings, LLC, which owns the Mitchell plant through its wholly-owned subsidiary, High Plains Processing, LLC. The maximum we may borrow under this note is $90.0 million. Under this loan, principal payments of $4.5 million are made every six months which begin on October 20, 2024 and end on the date of maturity, March 20, 2028, at which time a balloon payment is due for the remaining balance. The principal balance outstanding on this note was $45.0 million and $0 as of March 31, 2024 and December 31, 2023. Under this note, there were $45.0 million of funds available to borrow as of March 31, 2024.
The revolving, seasonal and multiple advance loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on all three loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term and multiple advance loans was 7.86% and 7.85% as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 and December 31, 2023, the interest rate on the seasonal loan was 7.56% and 7.55%, respectively. We were in compliance with all covenants and conditions under the loans as of March 31, 2024.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$66,618,000	$9,804,000	$26,298,000	$30,516,000	$—

Operating Lease Obligations	33,716,000	4,292,000	8,291,000	6,534,000	14,599,000

Totals	$100,334,000	$14,096,000	$34,589,000	$37,050,000	$14,599,000
(1)    Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of our Financial Statements under Part I, Item 1, for a discussion on the impact, if any, of the recently pronounced accounting standards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

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
As of March 31, 2024, we had $0 in fixed-rate debt outstanding and $185.8 million of variable-rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable-rate debt could have an estimated impact on profitability of approximately $1.9 million per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2024.
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
Item 1A. Risk Factors.
During the quarter ended March 31, 2024, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2023 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
Insider Adoption or Termination of Trading Arrangements
During the three months ended March 31, 2024, none of our managers or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K..
Item 6.    Exhibits.

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer*
32.1	Section 1350 Certification by Chief Executive Officer*
32.2	Section 1350 Certification by Chief Financial Officer*
____________________________________________________________________________

* Filed herewith.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	May 15, 2024	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 15, 2024	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)