Form 10-Q
period 2024-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2024-11-12
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 12, 2024, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Consolidated Financial Statements
September 30, 2024 and 2023

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$59,295,681	$72,910,336
Trade accounts receivable	30,137,951	43,548,706
Inventories	75,764,936	72,045,951
Commodity derivative instruments	9,920,343	10,334,681
Margin deposits	1,304,869	1,342,978
Prepaid expenses	3,806,072	5,621,052
Total current assets	180,229,852	205,803,704

Property and equipment	366,784,920	246,347,535
Less accumulated depreciation	(75,874,749)	(71,419,705)
Total property and equipment, net	290,910,171	174,927,830

Other assets
Investments in related parties	15,073,570	13,637,150
Investments in cooperatives	1,797,563	1,737,862
Right-of-use lease asset, net	36,792,598	28,297,874
Other assets	656,000	336,500
Total other assets	54,319,731	44,009,386

Total assets	$525,459,754	$424,740,920
(continued on the following page)

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets (continued)

	September 30, 2024	December 31, 2023
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$10,802,133	$15,728,259
Current maturities of long-term debt	9,000,000	—
Current operating lease liabilities	3,479,508	2,798,561
Accounts payable	20,582,056	7,462,996
Accrued commodity purchases	60,623,457	66,240,599
Commodity derivative instruments	11,834,803	5,939,687
Accrued expenses	4,088,649	6,700,564
Accrued interest	420,959	19,171
Deferred liabilities - current	346,056	737,503
Total current liabilities	121,177,621	105,627,340

Long-term liabilities
Long-term debt, net of current maturities	46,000,000	—
Long-term operating lease liabilities	30,818,448	22,827,885
Deferred liabilities	115,593	54,094
Total long-term liabilities	76,934,041	22,881,979

Commitments and contingencies (Notes 6, 7, 8, and 13)

Members' equity
Class A Units, no par value, 30,411,500 units issued and outstanding on September 30, 2024 and December 31, 2023	169,487,707	197,494,454
Non-controlling interests in consolidated entities	157,860,385	98,737,147
Total members' equity	327,348,092	296,231,601

Total liabilities and members' equity	$525,459,754	$424,740,920

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2024 and 2023

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net revenues	$130,645,696	$176,915,209	$428,623,435	$533,767,903

Cost of revenues:
Cost of product sold	105,708,291	135,145,339	344,914,083	410,182,433
Production	10,876,067	10,212,705	29,694,080	30,613,210
Freight and rail	11,577,957	11,285,844	35,227,212	35,505,132
Brokerage fees	205,906	190,804	613,192	589,886
Total cost of revenues	128,368,221	156,834,692	410,448,567	476,890,661

Gross profit	2,277,475	20,080,517	18,174,868	56,877,242

Operating expenses:
Administration	1,253,587	1,520,090	4,391,015	4,508,549

Operating income	1,023,888	18,560,427	13,783,853	52,368,693

Other income (expense):
Interest expense	(1,619,282)	(727,968)	(4,992,342)	(2,705,266)
Other non-operating income (expense)	1,033,964	930,131	3,932,542	854,164
Patronage dividend income	—	—	429,888	693,047
Total other income (expense)	(585,318)	202,163	(629,912)	(1,158,055)

Net income	438,570	18,762,590	13,153,941	51,210,638
Net income attributable to non-controlling interests in consolidating entities	415,180	321,031	1,625,738	321,031
Net income attributable to Company	$23,390	$18,441,559	$11,528,203	$50,889,607

Basic and diluted earnings per capital unit	$—	$0.61	$0.38	$1.67

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,411,500	30,411,500	30,411,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Changes in Members' Equity (Unaudited)
For the Nine Months Ended September 30, 2024 and 2023

	Class A Units		Noncontrolling	Total
	Units	Amount	Interests	Equity

Balances, December 31, 2022	30,411,500	$163,538,676	$—	$163,538,676
Net income	—	50,889,607	321,031	51,210,638
Distribution to members	—	(36,493,800)	—	(36,493,800)
Issuance of new capital units in consolidated entities	—	—	85,101,000	85,101,000
Balances, September 30, 2023	30,411,500	$177,934,483	$85,422,031	$263,356,514

Balances, December 31, 2023	30,411,500	$197,494,454	$98,737,147	$296,231,601
Net income	—	11,528,203	1,625,738	13,153,941
Distribution to members	—	(39,534,950)	—	(39,534,950)
Issuance of new capital units in consolidated entities	—	—	57,500,000	57,500,000
Liquidation of members' equity	—	—	(2,500)	(2,500)
Balances, September 30, 2024	30,411,500	$169,487,707	$157,860,385	$327,348,092
The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2024 and 2023

	2024	2023
Operating activities
Net income	$13,153,941	$51,210,638
Charges and credits to net income not affecting cash:
Depreciation and amortization	4,539,144	4,312,771
Net (gain) loss recognized on derivative activities	4,771,101	(17,621,666)
Loss (gain) on sale of property and equipment	(13,933)	(59,486)
Non-cash patronage dividends	(59,701)	(32,313)
Change in current assets and liabilities	(1,167,936)	31,445,697
Net cash provided by operating activities	21,222,616	69,255,641

Investing activities
Increase in other assets	(319,500)	(240,250)
Proceeds from sales of property and equipment	13,933	147,718
Purchase of property and equipment	(102,570,628)	(52,829,189)
Net cash used for investing activities	(102,876,195)	(52,921,721)

Financing activities
Change in excess of outstanding checks over bank balances	(4,926,126)	(6,520,474)
Net proceeds (payments) from seasonal borrowings	—	590,668
Proceeds from issuance of capital units	57,500,000	85,101,000
Distributions to members	(39,534,950)	(36,493,800)
Proceeds from long-term debt	66,535,000	14,766,774
Principal payments on long-term debt	(11,535,000)	(12,216,118)
Net cash provided by financing activities	68,038,924	45,228,050

Net change in cash and cash equivalents	(13,614,655)	61,561,970

Cash and cash equivalents, beginning of period	72,910,336	866,699

Cash and cash equivalents, end of period	$59,295,681	$62,428,669

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$4,590,554	$2,724,291

Income taxes	$—	$—

Noncash investing activities:
Soybean meal contributed as investment in related party	$1,436,420	1,436,420

Purchase of property and equipment included in accounts payable	$17,950,855	—

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
Payments received in advance to the transfer of goods, or "contract liabilities", are included in "Deferred liabilities - current" on the Company's condensed consolidated balance sheets. These customer prepayments totaled $346,056 and $737,503 as of September 30, 2024 and December 31, 2023, respectively. Of the $737,503 balance as of December 31, 2023, the Company recognized $60,841 and $547,131 as revenues for the three and nine months ended September 30, 2024, respectively. Of the $1,074,059 customer prepayments as of December 31, 2022, the Company recognized $154,705 and $982,950 of contract liabilities as revenues during the three and nine months ended September 30, 2023, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following table presents a disaggregation of revenue from contracts with customers for the three and nine-month periods ended September 30, 2024 and 2023, by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Soybean meal and hulls	$68,072,836	$85,574,509	$237,158,570	$282,972,296
Soybean oil and oil byproducts	62,572,860	91,340,700	191,464,865	250,795,607

Totals	$130,645,696	$176,915,209	$428,623,435	$533,767,903
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
The following table presents the aging analysis of trade receivables as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Past due:
Less than 30 days past due	$3,258,194	$11,438,298
30-60 days past due	405,662	1,425,727
60-90 days past due	20,715	114,387
Greater than 90 days past due	98,601	56,028
Total past due	3,783,172	13,034,440
Current	26,354,779	30,514,266

Totals	$30,137,951	$43,548,706
The following table provides information regarding the Company's allowance for credit losses as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Balances, beginning of period	$—	$—
Amounts charged (credited) to costs and expenses	(41,557)	—
Additions (deductions)	41,557	—

Balances, end of period	$—	$—

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

In general, cash received is applied to the oldest outstanding invoice first, unless payment is for a specified invoice. The Company, on a case-by-case basis, may charge a late fee of 1.5% per month on past-due receivables.
Note 3 -           Inventories
The Company’s inventories consist of the following on September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Finished goods	$22,185,199	$32,772,392
Raw materials	53,040,251	38,730,545
Supplies & miscellaneous	539,486	543,014

Totals	$75,764,936	$72,045,951
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.
Note 4 -           Investments in Related Parties
The Company’s investments in related parties consist of the following on September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Prairie AquaTech, LLC	1,553,727	1,553,727
Prairie AquaTech Investments, LLC	5,000,000	5,000,000
Prairie AquaTech Manufacturing, LLC	8,519,843	7,083,423

Totals	$15,073,570	$13,637,150
The Company measures its investments in Prairie AquaTech, LLC, Prairie AquaTech Investments, LLC, Prairie AquaTech Manufacturing, LLC and High Plains Partners, LLC at their cost less any impairment plus or minus any observable price changes in orderly transactions since these equity investments do not have readily determinable fair values.
The Company invested $1,436,420 and $1,436,420 of soybean meal in Prairie AquaTech Manufacturing, LLC for the nine months ended September 30, 2024 and 2023, respectively, to be used in the entity's operations.
In February 2022, the Company announced its plans to construct a multi-seed processing plant near Mitchell, South Dakota. In September 2022, the Company entered into a capital contribution and commitment agreement with High Plains Partners, LLC. Per the agreement, the Company transferred to High Plains Partners, LLC all rights, title and interest to all of the tangible and intangible development rights, including engineering, permitting, studies, records, etc., totaling $5.0 million in value in exchange for 2,615 Class B units in High Plains Partners, LLC. The Company also committed to investing up to another $81.4 million for 19,454 Class B capital units in the entity. As of September 30, 2024, the Company had contributed $86.4 million towards the project.
Effective September 30, 2023, the Company began consolidating the accounts of High Plains Processing, LLC, HPP SD Holdings, LLC, and High Plains Partners, LLC, formerly unconsolidated entities, into its financial statements . The Company and other regional investors committed to investing a total of $192.0 million into High Plains Partners. In September 2023, High Plains Partners created a joint venture with another partner to create High Plains Processing, LLC, to build a new multi-seed crush facility near Mitchell, South Dakota. Construction of the facility is estimated to be completed in late 2025. The consolidation is due to the Company's entering into a management agreement with the new processing facility along with its ability to appoint a majority of the board members of each entity. The financial data for previous periods has not been restated to reflect the consolidation of

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

the three entities. The consolidation is not material to the financial position or results of operations for the periods presented and had no effect on previously reported net income. As of September 30, 2024, High Plains Partners, HPP SD Holdings, and High Plains Processing, LLC received a total of $155.6 million in proceeds from the issuance from capital units.
Note 5 -         Property and Equipment
The following is a summary of the Company's property and equipment at September 30, 2024 and December 31, 2023:

	2024			2023
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,759,442	(1,354,353)	1,405,089	1,527,776
Buildings and improvements	30,335,462	(12,545,709)	17,789,753	17,629,613
Machinery and equipment	97,570,325	(59,937,622)	37,632,703	40,837,043
Railroad cars	10,411,185	(837,670)	9,573,515	9,729,683
Company vehicles	224,846	(126,770)	98,076	9,532
Furniture and fixtures	1,829,179	(1,072,625)	756,554	581,676
Construction in progress	223,138,155	—	223,138,155	104,096,181

Totals	$366,784,920	$(75,874,749)	$290,910,171	$174,927,830
Depreciation of property and equipment was $1,515,777 and $1,457,816 for the three months ended September 30, 2024 and 2023, respectively, and $4,539,144 and $4,309,110 for the nine months ended September 30, 2024 and 2023, respectively.
Note 6 -         Note Payable – Seasonal Loan
The Company has entered into a revolving credit agreement with CoBank which expires on December 1, 2024. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (7.08% as of September 30, 2024). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding as of September 30, 2024 and December 31, 2023. The remaining available funds to borrow under the terms of the revolving credit agreement were $85.0 million as of September 30, 2024.
Note 7 -         Long-Term Debt
The following is a summary of the Company's long-term debt on September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
Revolving term loan from CoBank, interest at variable rates (7.38% and 7.85% on September 30, 2024 and December 31, 2023, respectively), secured by substantially all property and equipment. The loan matures on March 20, 2026.	$—		$—
Note payable to CoBank, interest at variable rates (7.38% and 7.85% at September 30, 2024 and December 31, 2023, respectively), secured by substantially all property and equipment. Note matures March 20, 2028.	55,000,000		—
Total debt before debt issuance costs	55,000,000	55000000	—
Less current maturities	(9,000,000)		—

Total long-term debt	$46,000,000		$—

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The Company entered into an agreement as of September 20, 2023, with CoBank to amend and restate its Credit Agreement, which includes the revolving term loan, note payable, and seasonal loan. Under the terms and conditions of the Credit Agreement, CoBank agreed to make advances to the Company for up to $12 million on the revolving term loan with a variable effective interest rate of 7.38%. The amount available for borrowing on the revolving term loan will decrease by $600,000 every six months until the loan's maturity date of March 20, 2028. The Company pays a 0.40% annual commitment fee on any funds not borrowed. The debt issuance costs of $24,000 paid by the Company were amortized over the term of the loan. The principal balance outstanding on the revolving term loan was $0 as of September 30, 2024 and December 31, 2023. There were $10.2 million in remaining commitments available to borrow on the revolving term loan as of September 30, 2024.
On September 20, 2023, the Company entered into note payable to CoBank to borrow up to $90.0 million until October 1, 2024, the proceeds of which are to be used to finance the Company's investment in High Plains Partners, LLC. The Company will make semi-annual payments of $4.5 million beginning October 20, 2024 until the note's maturity on March 20, 2028. The principal balance outstanding on the note payable was $55.0 million and $0 as of September 30, 2024 and December 31, 2023, respectively. There was $35.0 million available to borrow on the note payable as of September 30, 2024.
Under this agreement, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios. The Company was in compliance with all covenants and conditions with CoBank as of September 30, 2024.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ending September 30:

2025	$9,000,000
2026	9,000,000
2027	9,000,000
2028	28,000,000

Total	$55,000,000
Note 8 -        Operating Leases
The Company has several operating leases for railcars. These leases have terms ranging from 3-12 years and most do not have renewal terms provided. The leases require the Company to maintain the condition of the railcars, restrict the use of the railcars to specified products, such as soybean meal, hulls or oil, limit usage to the continental United States, Canada or Mexico, require approval to sublease to other entities and require the Company's submission of its financial statements. Lease expense for all railcars was $1,213,705 and $1,145,549 for the three months ended September 30, 2024 and 2023, respectively, and $3,543,057 and $3,176,709 for the nine months ended September 30, 2024 and 2023, respectively.
The following is a schedule of the Company's operating leases for railcars as of September 30, 2024:

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment

Andersons Railcar Leasing Co.	20	7/1/2019	6/30/2026	$11,300
Andersons Railcar Leasing Co.	15	11/1/2021	10/31/2026	8,250
Farm Credit Leasing	87	9/1/2020	8/31/2032	34,929
Farm Credit Leasing	8	6/1/2021	5/31/2033	5,966
Farm Credit Leasing	9	10/1/2021	9/30/2033	4,624
Farm Credit Leasing	23	7/1/2022	6/30/2034	13,863
Farm Credit Leasing	30	8/1/2022	7/31/2034	30,422
Farm Credit Leasing	20	10/1/2022	9/30/2034	21,668

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Lessor	Quantity of Railcars	Commencement Date	Maturity Date	Monthly Payment
Farm Credit Leasing	100	4/1/2023	3/31/2035	81,466
Farm Credit Leasing	10	3/1/2024	2/29/2036	7,427
Farm Credit Leasing	80	7/1/2024	6/30/2036	99,028
Trinity Capital	2	6/1/2021	5/31/2026	980
Wells Fargo Rail	109	3/1/2022	2/28/2027	51,775
Wells Fargo Rail	7	5/1/2022	4/30/2027	2,765
Wells Fargo Rail	15	5/1/2022	4/30/2027	5,925
Wells Fargo Rail	105	1/1/2023	12/31/2029	49,875

	640			$430,263
The Company also has a number of other operating leases for machinery and equipment. These leases have terms ranging from 3-7 years; however, most of these leases have automatic renewal terms. These leases require monthly payments of $5,336. Lease expense under these other operating leases was $16,236 and $13,263 for the three months ended September 30, 2024 and 2023, respectively, and $45,073 and $37,451 for the nine-month periods ended September 30, 2024 and 2023, respectively.
On March 19, 2020, the Company entered into an agreement with an entity in the western United States to provide storage and handling services for the Company's soybean meal. The Company paid the entity $3,300,000 after the entity's construction of additional storage and handling facilities. The agreement began on May 1, 2021 and will mature on April 30, 2027 but includes an additional seven-year renewal period at the sole discretion of the Company. Lease expense under this agreement was $58,929 for each of the three-month periods ended September 30, 2024 and 2023, and $176,786 for each of the nine-month periods ended September 30, 2024 and 2023, respectively.
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Cost of revenues - Freight and rail	$1,213,705	$1,145,549	$3,543,057	$3,176,709
Cost of revenues - Production	69,619	67,735	208,062	201,528
Administration expenses	5,546	4,457	13,797	12,709

Total operating lease costs	$1,288,870	$1,217,741	$3,764,916	$3,390,946

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following summarizes the supplemental cash flow information for the three and nine-month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Cash paid for amounts included in the measurement of lease liabilities	$1,306,069	$1,024,713	$3,368,258	$3,100,471

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$10,291,689	$41,523	$11,139,096	$8,956,408
The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of September 30, 2024:

Weighted-average remaining lease-term - operating leases (in years)	9.7

Weighted-average discount rate - operating leases	4.8%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of September 30, 2024:

	Railcars	Other	Total
Twelve-month periods ended September 30:
2025	$5,163,159	$51,117	$5,214,276
2026	5,125,339	44,113	5,169,452
2027	4,519,174	41,228	4,560,402
2028	4,191,219	30,527	4,221,746
2029	4,191,219	14,841	4,206,060
Thereafter	19,681,278	—	19,681,278
Total lease payments	42,871,388	181,826	43,053,214
Less amount of lease payments representing interest	(8,733,295)	(21,963)	(8,755,258)

Total present value of lease payments	$34,138,093	$159,863	$34,297,956
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
As of September 30, 2024 and December 31, 2023, the net value of the Company’s open futures, options and forward contracts was $(1,914,460) and $4,394,994, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

		As of September 30, 2024
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$9,850,418	$11,703,032
Foreign exchange contracts	Current Assets/Liabilities	69,925	86,551
Interest rate caps and floors	Current Assets/Liabilities	—	45,220

Totals		$9,920,343	$11,834,803

		As of December 31, 2023
	Balance Sheet Classification	Asset Derivatives	Liability Derivatives
Derivatives not designated as hedging instruments:
Commodity contracts	Current Assets/Liabilities	$10,178,089	$5,584,506
Foreign exchange contracts	Current Assets/Liabilities	156,592	284,879
Interest rate caps and floors	Current Assets/Liabilities	—	70,302

Totals		$10,334,681	$5,939,687
During the three and nine-month periods ended September 30, 2024 and 2023, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Commodity contracts	$(3,768,736)	$6,839,239	$(4,866,242)	$16,891,008
Foreign exchange contracts	9,759	(35,696)	70,060	877,402
Interest rate swaps, caps and floors	(16,502)	21,553	25,081	(146,744)

Totals	$(3,775,479)	$6,825,096	$(4,771,101)	$17,621,666
The Company recorded gains (losses) in cost of goods sold related to its commodity derivative instruments of $(3,775,479) and $6,825,096 for the three months ended September 30, 2024 and 2023, respectively, and $(4,771,101) and $17,621,666 for the nine-month periods ended September 30, 2024 and 2023, respectively.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

	Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$74,791,129	$—	$74,791,129
Commodity derivative instruments	$(1,914,460)	$—	$—	$(1,914,460)
Margin deposits (deficits)	$1,304,869	$—	$—	$1,304,869

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$70,872,435	$—	$70,872,435
Commodity derivative instruments	$4,394,994	$—	$—	$4,394,994
Margin deposits	$1,342,978	$—	$—	$1,342,978
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
Note 12 -       Related Party Transactions
The Company has equity investments in Prairie AquaTech, LLC, Prairie AquaTech Manufacturing, LLC and Prairie AquaTech Investments, LLC. The Company sold soybean products to Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC totaling $3,195,500 and $2,914,118 for the three months ended September 30, 2024 and 2023, respectively, and $10,632,615 and $8,146,985 during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024 and December 31, 2023, Prairie AquaTech, LLC and Prairie AquaTech Manufacturing, LLC owed the Company $557,325 and $1,216,699, respectively.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 13 -       Commitments and Contingencies
The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to certain limits. At September 30, 2024 and December 31, 2023, the Company had approximately $65.4 million and $34.1 million, respectively, in excess of FDIC insured limits. The Company has not experienced any losses in such accounts.
As of September 30, 2024, the Company had unpaid commitments of approximately $239.8 million for construction and acquisition of property and equipment, all of which are expected to be incurred by September 30, 2025.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2024, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2023. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2023.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
Consolidated net income for the nine months ended September 30th decreased from $50.9 million in 2023 to $11.5 million in 2024. While several factors contributed to this reduction, the primary factor was a sharp decrease in demand for soybean oil. Demand for oil from the food market sector remained steady, but demand from the biofuels sector dropped significantly during the first quarter of 2024. An over-production of renewable diesel and a corresponding reduction in renewable fuel credits resulted in sharply lower margins for biofuel producers. Biofuel producers responded by slowing production and shifting demand away from soybean oil to lower-priced feedstocks such as imported used cooking oil. Other factors contributing to the net income reduction included a decrease in CBOT board margins and an extended shutdown at the Volga plant during the third quarter. The Volga plant underwent the largest upgrade since its inception, as a new desolventizer toaster, dryer and cooler (DTDC) was installed to replace an aging unit, which we believe will improve efficiencies and position the plant for future growth in crush capacity.
As the year closes, we expect to see financial improvements for the fourth quarter due to a large, sound quality local soybean crop and elevated board crush values. Yet, the oil market will continue to provide challenges as uncertainty over implementation of new biofuels-related programs, such as 45Z, make it difficult to forecast demand from the biofuels sector.
The High Plains Processing plant near Mitchell, South Dakota, which we co-own through our subsidiaries, continues to take shape. Construction is on schedule, and equipment deliveries are nearly complete. The upcoming winter weather conditions will ultimately determine the final completion date. Barring a difficult winter or construction delays, the plant is scheduled to commence operations next fall.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2024 and 2023

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
	$	% of Revenue	$	% of Revenue
Revenue	$130,645,696	100.0	$176,915,209	100.0
Cost of revenues	(128,368,221)	(98.3)	(156,834,692)	(88.6)
Gross profit	2,277,475	1.7	20,080,517	11.4
Operating expenses	(1,253,587)	(1.0)	(1,520,090)	(0.9)
Interest expense	(1,619,282)	(1.2)	(727,968)	(0.4)
Other non-operating income (expense)	1,033,964	0.8	930,131	0.5
Net income	438,570	0.3	18,762,590	10.6
Net income attributable to non-controlling interests in consolidated entities	415,180	0.3	321,031	0.2

Net income attributable to Company	$23,390	—	$18,441,559	10.4
Revenue – Revenue decreased by $46.3 million, or 26.2%, for the three months ended September 30, 2024, compared to the same period in 2023 due to decreases in the average sales price of soybean products and quantity of soybeans processed. The average price of soybean oil decreased 28.9% during the three months ended September 30, 2024, compared to the same period in 2023, due to a decrease in demand. Soybean oil demand from the energy sector dropped dramatically in 2024 as refining margins for biodiesel and renewable diesel producers came under pressure from overproduction, which led to production slowdowns at some locations. In addition, imports of used cooking oil and other feedstocks flooded the market with lower-priced alternatives to soybean oil. Average soybean meal prices declined by 11.9% from 2023 following the return of Argentine processors to the global export market and an increase in U.S. soybean production in 2024. In 2023, we benefited from a strong soybean meal export market largely due to a severe drought in Argentina which has since shifted in 2024. In addition, we processed 12.8% fewer soybeans in the three months ended September 30, 2024, compared to the same period in 2023, which decreased the volume of soybean products available for sale to our customers. The reduction in production was due to an extended shutdown of our Volga location to install our new DTDC.
Gross Profit/Loss – Gross profit decreased by $17.8 million, or 88.7%, for the three months ended September 30, 2024, compared to the same period in 2023. The decrease was mainly due to declining board crush margins caused by a decrease in demand for soybean oil and an increase in global soybean meal supply which negatively affected U.S. export sales including ours.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased approximately $267,000, or 17.5%, during the three months ended September 30, 2024, compared to the same period in 2023, due to a decrease in labor costs. The decrease was partially offset by an increase in professional and related costs associated with the start-up of the High Plains Processing plant.
Interest Expense – Interest expense increased by $891,000, or 122.4%, during the three months ended September 30, 2024, compared to the same period in 2023. The increase in interest expense was due to a $36.5 million increase in borrowings from our lines of credit with our senior lender, CoBank. The average debt level was $73.0 million during the three months ended September 30, 2024, compared to $36.5 million during the same period in 2023. Debt levels increased primarily to fund our investment commitment into the High Plains Processing plant through our subsidiaries.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, increased $0.1 million during the three months ended September 30, 2024, compared to the same period in 2023. The increase in other non-operating income was due to a $243,000 increase in interest income which we received from the deposit of investment proceeds received by our subsidiaries in connection with their equity financing of the High Plains Processing plant.

Net Income/Loss – During the three-month period ended September 30, 2024, we generated a net income of $23,400 compared to $18.4 million for the same period in 2023. The $18.4 million decrease was primarily attributable to decreased gross margins.
Comparison of the Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30, 2024		Nine Months Ended September 30, 2023
	$	% of Revenue	$	% of Revenue
Revenue	$428,623,435	100.0	$533,767,903	100.0
Cost of revenues	(410,448,567)	(95.8)	(476,890,661)	(89.3)
Gross profit	18,174,868	4.2	56,877,242	10.7
Operating expenses	(4,391,015)	(1.0)	(4,508,549)	(0.8)
Interest expense	(4,992,342)	(1.2)	(2,705,266)	(0.5)
Other non-operating income (expense)	4,362,430	1.0	1,547,211	0.3
Net income	13,153,941	3.1	51,210,638	9.6
Net income attributable to non-controlling interests in consolidated entities	1,625,738	0.4	321,031	0.1

Net income attributable to Company	$11,528,203	2.7	$50,889,607	9.5
Revenue – Revenue decreased by $105.1 million, or 19.7%, for the nine-month period ended September 30, 2024, compared to the same period in 2023 due to a decrease in the average sales price of soybean products. The average price of soybean oil decreased 23.3% during the nine months ended September 30, 2024, compared to the same period in 2023, due to a decrease in demand. Soybean oil demand from the energy sector dropped dramatically in 2024 as refining margins for biodiesel and renewable diesel producers came under intense pressure from overproduction which led to production slowdowns at some locations. In addition, imports of used cooking oil and other feedstocks flooded the market with lower-priced alternatives to soybean oil. Average soybean meal prices declined by 13.8% from 2023 following the return of Argentine processors to the global export market after a severe drought in Argentina in 2023.
Gross Profit/Loss – Gross profit decreased by $38.7 million, or 68.0%, for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was mainly due to declining board crush margins caused by a decrease in demand for soybean oil and an increase in global soybean meal supply which negatively affected U.S. export sales including ours.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, decreased approximately $118,000, or 2.6%, during the nine-month period ended September 30, 2024, compared to the same period in 2023, due to a decrease in labor costs. The decrease was partially offset by increased professional and related costs associated with the start-up of the High Plains Processing plant.
Interest Expense – Interest expense increased by $2.3 million, or 84.5%, during the nine months ended September 30, 2024, compared to the same period in 2023. The increase in interest expense was due to a $28.0 million increase in borrowings from our lines of credit with our senior lender, CoBank. The average debt level was $79.0 million during the nine months ended September 30, 2024, compared to $51.0 million during the same period in 2023. Debt levels increased mainly to fund our investment commitment into the High Plains Processing plant through our subsidiaries.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, increased $2.8 million during the nine-month period ended September 30, 2024, compared to the same period in 2023. The increase in other non-operating income was due to a $2.7 million increase in interest income which we received from the deposit of investment proceeds received by our subsidiaries in connection with their equity financing of the High Plains Processing plant.

Net Income/Loss – During the nine-month period ended September 30, 2024, we generated a net income of $11.5 million, compared to $50.9 million for the same period in 2023. The $39.4 million decrease was primarily attributable to decreased gross margins.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from operations and borrowings from our two revolving lines of credit, which are discussed in the section titled “Indebtedness.” As of September 30, 2024, we had working capital, defined as current assets less current liabilities, of approximately $59.1 million, compared to $129.9 million on September 30, 2023. Working capital decreased between periods primarily due to expenditures related to the construction and development of the High Plains Processing plant near Mitchell, South Dakota, which we have a controlling ownership stake through our subsidiaries. We acquired a majority ownership stake in High Plains Partners by contributing cash, property, and various construction and development rights for the project. High Plains Partners, in turn, contributed the cash, property, and rights to its subsidiary, HPP SD Holdings, which owns the plant through its wholly-owned subsidiary, High Plains Processing.
Comparison of the Nine Months Ended September 30, 2024 and 2023

	2024	2023
Net cash provided by (used for) operating activities	$21,222,616	$69,255,641
Net cash provided by (used for) investing activities	(102,876,195)	(52,921,721)
Net cash provided by (used for) financing activities	68,038,924	45,228,050
Cash Flows Provided By (Used For) Operations
The $48.0 million decrease in cash flows provided by operating activities was largely due to a $38.1 million decrease in net income.
Cash Flows Used For Investing Activities
The $50.0 million increase in cash flows used for investing activities during the nine-month period ended September 30, 2024, compared to the same period in 2023, was due to a $49.8 million increase in expenditures for purchases of various property and equipment used for the construction and development of the High Plains Processing plant. During the nine months ended September 30, 2024, we spent $102.6 million on purchases of property and equipment, compared to $52.8 million during the same period in 2023.
Cash Flows Provided By Financing Activities
The $22.8 million increase in cash flows provided by financing activities was principally due to a $51.9 million increase in net proceeds on borrowings. Net proceeds on borrowings increased by $55.0 million during the nine months ended September 30, 2024, compared to $3.1 million during the same period in 2023. Partially offsetting the increase was a $27.6 million decrease in investment proceeds received and a $3.0 million increase in cash distributions to our members during the nine-month period ended September 30, 2024, compared to the same period in 2023. During the nine months ended September 30, 2024, our subsidiaries received $57.5 million in investment proceeds in connection with their equity financing, which were subsequently contributed for the construction and development of the High Plains Processing plant, compared to $85.1 million during the same period in 2023.
Indebtedness
We hold three lines of credit with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds, as needed, up to the credit line maximum, or $12.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $0.6 million every six months until the credit line’s maturity on March 20, 2028, at which time a balloon payment for the remaining balance is due. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $0 as of September 30, 2024 and December 31, 2023. Under this loan, there were $10.2 million of additional funds available to borrow as of September 30, 2024.

The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. We may borrow up to $85.0 million until the loan's maturity on December 1, 2024. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of September 30, 2024 and December 31, 2023, there was no principal balance outstanding on this credit line, thus allowing us to borrow an additional $85.0 million as of September 30, 2024.
The third line of credit is a multiple advance note payable. The primary purpose of this note is to finance our investment and ownership in the High Plains Processing plant through our subsidiaries and for other larger capital projects. The maximum we may borrow under this note is $90.0 million. Under this loan, principal payments of $4.5 million are made every six months which begin on October 20, 2024 and end on the date of maturity, March 20, 2028, at which time a balloon payment is due for the remaining balance. The principal balance outstanding on this note was $55.0 million and $0 as of September 30, 2024 and December 31, 2023. Under this note, there were $35.0 million of funds available to borrow as of September 30, 2024.
The revolving, seasonal and multiple advance loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on all three loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term and multiple advance loans was 7.38% and 7.85% as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024 and December 31, 2023, the interest rate on the seasonal loan was 7.08% and 7.55%, respectively. We were in compliance with all covenants and conditions under the loans as of September 30, 2024.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$64,102,000	$12,535,000	$22,832,000	$28,735,000	$—

Operating Lease Obligations	43,053,000	5,214,000	9,730,000	8,428,000	19,681,000

Totals	$107,155,000	$17,749,000	$32,562,000	$37,163,000	$19,681,000
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
As of September 30, 2024, we had $0 in fixed-rate debt outstanding and $185.2 million of variable-rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable-rate debt could have an estimated impact on profitability of approximately $1.9 million per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2024.
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
Item 1A. Risk Factors.
During the quarter ended September 30, 2024, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2023 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
Insider Adoption or Termination of Trading Arrangements
During the three months ended September 30, 2024, none of our managers or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K..
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 12, 2024	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 12, 2024	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)