Form 10-K
period 2024-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2025-03-28
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
☐    Yes       ☒   No

The aggregate market value of the registrant’s Class A units held by non-affiliates at June 30, 2024 was approximately $278,392,000 computed by reference to the most recent public offering price on Form S-1. The registrant's Class A units are not listed on an exchange or otherwise publicly traded. Additionally, the Class A units are subject to significant restrictions on transfer under the registrant's operating agreement.

As of the day of this filing, there were 30,411,500 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year (December 31, 2024).

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
•General economic conditions, including any future economic downturn, the impact of inflation or tariffs, disruptions in financial credit and other disruptions resulting from geopolitical events such as the Russian invasion of Ukraine, the conflict in the Middle East, and trade tensions between the U.S. and China;
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
PART I
Item 1. Business.
Overview
South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) is the owner and operator of two soybean processing plants and a soybean oil refinery in the state of South Dakota. Our principal place of business is in Volga, South Dakota, where we operate a soybean processing plant and refinery, and our administrative offices are located. We also own and operate a small oilseed processing plant near Miller, South Dakota, which is approximately 100 miles from Volga. We own a controlling interest in a subsidiary which indirectly owns and, following completion of construction, will operate a large oilseed processing plant and refinery located just south of Mitchell, South Dakota. Construction of the Mitchell facility commenced in September 2023 and is expected to be completed and operational by the fourth quarter of 2025.
We are owned by approximately 2,200 members, many of whom are agricultural producers residing in South Dakota and neighboring states. Our members deliver and sell soybeans to our plants for processing and production of our end products. All our assets and operations are domiciled in South Dakota, where all of our products are produced.
Our core business consists of processing locally grown soybeans into two main products, soybean meal and oil. We market and sell soybean meal primarily to resellers, feed mills, and livestock producers as livestock feed. We market and sell multiple grades of soybean oil, in either crude or refined formats, to food, biodiesel and chemical industries. Under certain market conditions, we may register and deliver warehouse receipts for crude oil under specific terms and conditions of a Chicago Board of Trade (CBOT) soybean oil futures contract. We also market and sell contracting services for the construction and management of oilseed processing plants.
We strive to maintain a competitive position in the marketplace by producing high quality products, operating highly efficient operations, and adding value to our core products to capture larger margins. We continue to research ways to improve overall efficiency by analyzing new methods of vertical integration, adding value to our products through additional processing investment, and studying applications of our products in the food and energy industries. Although a primary objective is to maximize cash distributions to our members from profits generated by operations, we recognize the need to maintain our financial strength through investment in and capital improvements into our business and facilities.
General Development of Business
In 1993, we were organized and operated as a South Dakota cooperative. In 2002, we reorganized and converted our legal form from a South Dakota cooperative to a South Dakota limited liability company. As a limited liability company, we are taxed as a partnership for U.S. tax purposes, meaning we are not subject to U.S. income tax but file information returns and report our income annually, and all of our income is passed through to and included in the taxable income of our members.
After completion of construction of our first facility in Volga in 1996, we commenced operations and processing of soybeans into soybean meal and hulls, and crude soybean oil. Since 1996, we have invested heavily internally by making significant capital improvements and expanding our business to include vertically integrated product lines and services. In 2002, we completed the construction of a refining facility and began refining crude soybean oil which sold to customers in the oil and other industries. In 2011, we completed the construction of a deodorizer and began selling deodorized oil directly to customers in the food industry. In 2014, we purchased the Miller oilseed processing plant, which has permitted expansion into new markets through the processing of identity-preserved soybeans, including non-genetically modified organisms (GMO) and organic soybeans.
In 2019, we invested into Prairie AquaTech, LLC and its affiliates, which are engaged in the research, development and production of high-quality protein feed derived from soybeans. Following our investment, Prairie AquaTech constructed and now operates a 45,000 square foot production facility immediately adjacent to our Volga plant. The facility has the capacity to produce up to 30,000 tons of feed annually, which is currently being marketed and sold to the fish and pet industries.
In 2023, we took major steps toward developing and operating a new oilseed processing facility near Mitchell, South Dakota. We formed a subsidiary, High Plains Partners, LLC, a South Dakota limited liability company, to help finance and develop the Mitchell facility and made a large investment of approximately $100.4 million into it. High Plains Partners then formed its own subsidiary, HPP SD Holdings, LLC, a Delaware limited liability company, of which it owns and controls a majority interest, to hold a one-hundred percent ownership interest in High Plains Processing, LLC, a Delaware limited liability company, which is the owner-operating company of the Mitchell facility. The Mitchell facility will be a switch-processing facility, making it capable of processing soybeans and other oilseed varieties. The facility will have the capacity to process 35 million bushels of soybeans annually. Storage volume for the facility is expected to be 4 million bushels of soybean/oilseed, 8,000 metric tons of meal/hulls, 12.3 million gallons of crude oil and 3.52 million gallons of refined oil. Construction of the facility commenced in September 2023 and is scheduled to be completed by the fourth quarter of 2025. Once operational, we will manage the operations of the facility through a management services agreement.
Industry Information
Globally, soybean production is concentrated in three principal countries: the U.S., Brazil, and Argentina. The United States Department of Agriculture (“USDA”) reports that, for the 2024 crop year, the U.S. produced approximately 4.37 billion bushels of soybeans, or approximately 28% of estimated world production; Brazil produced 6.2 billion bushels, or 40% of estimated world production; and Argentina produced 1.9 billion bushels, or 12% of estimated world production.
Soybean production fluctuates annually due to various factors, including weather, government policy, economic conditions, and prices of other commodities. Soybean consumption, by contrast, fluctuates less because soybeans are a staple commodity and are used globally. Yet, consumption fluctuates from time-to-time due to various factors, including general economic conditions, health concerns, population growth and trade policy.
Soybean processing generally involves the conversion of soybeans into three principal products: soybean meal, soybean hulls, and soybean oil. A bushel of soybeans, weighing approximately 60 pounds, yields, approximately forty-four pounds of meal, four pounds of hulls, and eleven pounds of crude oil. Approximately 80% of a soybean bushel is processed and sold as soybean meal or hulls, with the remaining 20% extracted as crude soybean oil. Soybean meal and hulls are sold and used as feed by livestock producers and fish farms. Soybean oil, which is produced in multiple grades, is sold to and used in the food, petroleum and chemical industries. The food industry typically integrates soybean oil in cooking and salad dressings, baking and frying fats, and butter substitutes.
Soybean processing facilities are generally located in areas where there are adequate sources of soybeans and a strong demand for soybean meal. In the U.S., soybean meal is predominantly fed to and consumed by the poultry and swine industries. On average, exports of soybean meal from the U.S. account for 20% to 30% of total production. The USDA estimates that approximately 55% of soybeans produced in the U.S. are processed domestically, 42% are exported as whole soybeans, and 3% are retained for seed and residual use. Historically, the U.S. exports more soybeans to China than any other country, followed usually by the European Union, Mexico, and Japan.
Soybean oil refineries are generally located adjacent to soybean processing plants. Refined and crude soybean oil is shipped throughout the U.S. and for export. The USDA estimates that approximately 48% of domestic soybean oil production is used in food, feed and industrial applications, 47% in biofuels production, and 5% for export for various uses.
The soybean industry continues to introduce soy-based products as substitutes for various petroleum-based products including lubricants, plastics, ink, crayons and candles. Soybean oil is increasingly being converted to biofuels, including biodiesel or renewable diesel. Biodiesel and renewable diesel, substitutes for standard, petroleum-based diesel fuel, has experienced rapid growth the past five years following the expansion of the Renewable Fuel Standard (RFS) program and resumption of the biodiesel blenders’ tax credit.
Soybean crushing and refining margins are generally cyclical in nature. The price of soybeans may fluctuate substantially from year to year, whereas the price of meal and oil generally tracks that of soybeans although not necessarily on a one-for-one basis; therefore, margins can be variable.
Raw Materials and Suppliers
The principal raw material used in our production process is soybeans. We primarily purchase soybeans for our Volga and Miller plants from soybean producers and elevators located within approximately 50 miles of these plants. The State of South Dakota and the upper Midwest, historically, has produced an adequate supply of soybean for our procurement and the soybean processing industry. In 2024, agricultural producers in South Dakota grew and harvested approximately 243 million bushels of soybeans, ranking it eighth among the top producing states in the U.S., as illustrated in the following table:

State	Production (bushels)
Illinois	699 million
Iowa	608 million
Indiana	337 million
Minnesota	358 million
Nebraska	310 million
Missouri	274 million
Ohio	262 million
South Dakota	243 million
North Dakota	219 million
Arkansas	166 million
Producers in South Dakota, in comparison to previous years, grew and harvested approximately 222 million bushels in 2023, 197 million bushels in 2022, 223 million bushels in 2021, and 224 million bushels in 2020. Of this amount, we purchased and processed 33.3 million bushels in 2024, compared to 33.3 million bushels in 2023, 34.5 million bushels in 2022, 34.9 million bushels in 2021, and 34.3 million bushels in 2020.
We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather (especially drought), changes in government programs, and competition from other processors and export markets.
Products and Services
The principal products produced at our Volga and Miller plants, and upon completion of construction of our Mitchell plant, are soybean meal and hulls, and soybean oil and oil byproducts.
Sales, Marketing and Customers
Our soybean meal is primarily sold to resellers, feed mills, and livestock producers as livestock feed. The meal is primarily sold to customers in the local area (typically within 200 miles of our Volga plant), Western U.S., and Canada. Our crude oil is sold to refining companies for further processing, refined at our facilities, and sold directly to the food industry for human consumption, or to the biofuel industry as transportation fuel.
In 2024, our percentage of sales by quantity of product sold within various markets is illustrated by the following table:

Market	Soybean Meal and Hulls	Soybean Oil
Local	45%	14%
Other U.S. States	29%	76%
Export	26%	10%
Over half of our products are shipped by rail. Our rail service is provided by the Rapid City, Pierre & Eastern (RCP&E) rail line, which is owned and operated by Genesee & Wyoming, Inc., which connects to the Burlington-Northern Santa Fe, Canadian Pacific (CP), and the Union Pacific rail lines.
Dependence upon a Single Customer
None.
Competition
We are in direct competition with several other soybean processing companies in the U.S., many of which have significantly greater resources than we. The U.S. soybean processing industry is comprised primarily of 16 different companies which operate 70 plants in the U.S. The industry is generally characterized as mature, consolidated and vertically-integrated, with four companies - Archer Daniels Midland (ADM), Bunge, Cargill and Ag Processing (AGP) - controlling nearly 85% of the processing industry.
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
Utilities
Volga Plant
We use natural gas and electricity to operate the crushing and refining plants in Volga, South Dakota. Natural gas is used for processing heat and drying soybeans. Our natural gas provider is NorthWestern Energy, Sioux Falls, South Dakota. We are at risk to adverse price fluctuations in the natural gas market but have the capability to use fuel oil and biofuel as a backup to natural gas in the event of delivery interruption or market conditions dictate. We also employ forward contracting to offset some of this risk. Our electricity provider is the City of Volga, South Dakota.
Miller Plant
We use electricity and propane to operate the mechanical press plant in Miller, South Dakota, as natural gas distribution lines are not located in the area. Our electricity provider is NorthWestern Energy, Sioux Falls, South Dakota, and CHS Farmers Alliance, Mitchell, South Dakota, is our propane provider.
Mitchell Plant
We plan to use natural gas and electricity to operate the crushing and refining plants in Mitchell, South Dakota. Our natural gas provider will be Northwestern Energy, and our electricity provider will be Central Electric Cooperative.
Employees
We currently employ approximately 139 individuals, all but eight of whom are full-time. We have no unions or other collective bargaining agreements. Upon completion of the Mitchell plant, we will employ approximately 215 individuals, as we will manage and operate the plant through a management and services agreement.
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
We are affected by inflation. We have experienced and anticipate continued effects of inflation on costs such as soybeans, materials, labor, natural gas, and electricity. In response to inflationary pressures, the U.S. Federal Reserve has raised interest rates, which has resulted in uncertainty and volatility in financial markets and increased borrowing costs under our revolving credit facilities. Although inflation has subsided the past few months, inflation and its effects, many of which are beyond our control, could escalate in the future. We may be unable to pass on all of our increased costs as a result of inflation to customers. Accordingly, inflationary pressures could have a material and adverse effect on our business.
Our business operations and demand for our products are highly dependent on certain global and regional factors which are outside our control. The level of demand for our products is increasingly affected by regional and global demographic and macroeconomic conditions, including population growth rates and changes in standards of living. A significant downturn in global economic growth, or recessionary conditions in major geographic regions, may lead to reduced demand for agricultural commodities which could adversely affect our business and results of operations. Additionally, weak global economic conditions and turmoil in global financial markets, including constraints on the availability of credit, have in the past adversely affected, and may in the future continue to adversely affect, the financial condition and creditworthiness of some of our customers, suppliers and other counterparties which in turn may negatively impact our business.
Current and future geopolitical events outside of our control could adversely impact our business. We face risks related to geopolitical events, international hostility, epidemics, outbreaks and other macroeconomic events that are outside of our control. The occurrence of certain geopolitical events, including those arising from terrorist activity, international hostility, public health crises, and the economic impact of global trade tensions and the imposition of tariffs, could significantly disrupt our business and operational plans and adversely affect our results of operations, cash flows, financial condition and liquidity.
In early 2025, the new U.S. presidential administration announced wide-ranging policy changes and issued numerous executive actions on topics including international trade, energy resources, corporate taxes, global climate change initiatives, employment practices, corporate compliance programs, environmental regulations, as well as other matters. Further, the new presidential administration has indicated an intent to make structural changes to the executive branch of the federal government, including significant reductions in the federal workforce. Continuing legal challenges to many of the policy changes and executive actions are expected. We cannot predict how these policy changes and executive actions will be implemented and interpreted, or the ultimate effect they will have on our business. We cannot reasonably estimate the period of time that these conditions will persist; the full extent of the impact they will have on our business.

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
We face risks related to health epidemics, pandemics, and similar outbreaks. While we have effectively managed through the risks arising from the pandemic caused by COVID-19, we could be materially affected in the future if a more severe variant or other disease would arise causing disruptions far more severe than COVID-19. We may be unable to perform fully on our contractual obligations, our supply chain and logistical networks may be affected, and costs and working capital needs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, demand for certain products, particularly biofuels and ingredients incorporated into food that support the food services channels, could be materially impacted from a prolonged regional or global outbreak, leading to government-imposed lockdowns, quarantines, or other restrictions.
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
We operate in an intensely competitive industry, and we may not be able to continue to compete effectively. We may be unable to continue to successfully penetrate the markets for our products. The soybean processing business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the products we sell. We compete with major soybean processors such as Archer-Daniels Midland (ADM), Cargill, Bunge, and Ag Processing (AGP), among others, all of which are capable of producing significantly greater quantities of soybean products than we do and may achieve higher operating efficiencies and lower costs due to their scale. AGP's processing facility in Aberdeen, South Dakota, could increase the competition for soybeans and adversely affect our business.
Our profitability is influenced by the protein and moisture content of soybeans in the local area. The northern portion of the western soybean belt, where our two soybean crushing plants are located, typically produces a lower protein content soybean, which results in lower protein soybean meal. Because lower protein soybean meal is sold at a lower price, we may not be able to operate as profitably as soybean processing plants in other parts of the country. If adverse weather conditions further reduce the protein content of the soybeans grown in our area, our business may be materially harmed because we will be required to sell our soybean meal at discounted prices to our customers.
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
We face significant risks associated with our new oilseed processing plant in Mitchell, South Dakota, including cost overruns, construction delays and operational issues. Our investment in the development and construction of our Mitchell facility, the cost of which will be approximately $500 million, is significant. We have contractually committed to invest approximately $100 million into the project, which will be our largest single investment in history. We are also acting as a guarantor on our subsidiary’s, High Plains Partners, investment into the project, which is scheduled for completion by the fourth quarter of 2025. There is no assurance that actual construction costs for the plant will not exceed current estimates, that we will not have to make additional investment or commitment into the project, that the plant will be operational based on our anticipated timing, or that the plant will be profitable.

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
We could face increased operating costs if we are required to segregate genetically modified soybeans and the products generated from these soybeans. Over the last several years, some soybean producers in our area have been planting genetically modified, or GMO, soybeans, commonly known as Round-up Ready beans. Neither the U.S. Department of Agriculture nor the FDA currently requires that genetically modified soybeans be segregated from other soybeans. If these agencies or our customers were to require that we process these genetically modified soybeans separately, we would face increased storage and processing costs, and our profitability could be harmed.
There is no public market for our units. There is no public trading market for our units. While we have established a private online matching service in order to facilitate the transfer of units among our members, the transfer of units on this service is severely limited. The service has been designed to comply with federal tax laws and IRS regulations governing a “qualified matching service,” as well as state and federal securities laws. Under these rules, there are detailed timelines and restrictions that must be followed with respect to offers and sales of units. As a result, capital units held by our members may not be easily resold and members may be required to hold their units indefinitely. Even if a member is able to resell units, the price may be less than the member's original investment for the units or may otherwise be unattractive to the member.

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
To the extent we experience any cybersecurity incidents in the future, our relationships with our customers and suppliers may be materially impacted, our brand and reputation may be harmed, and we could incur substantial costs in responding to and remediating the incidents and in resolving any investigations or disputes that may result, any of which could have a material adverse effect on our business. In addition, the cost and operational consequences of implementing and adding further data protection measures could be significant.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Risk Management and Strategy
We recognize the importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information and operational technologies and protect our data's confidentiality, integrity, and availability. Our business is dependent upon our computer systems, devices, software, and networks (operational and information technology) to collect, process, and store the data necessary to conduct almost all aspects of our business, including the evaluation of acquisition and development opportunities, the monitoring and evaluation of our existing properties, the performance of any data from our operators, and the recording and reporting of financial information.
Assessing, Identifying, and Managing Material Cybersecurity Risks & Integrated Overall Risk Management. We have processes to assess, identify, manage, and address material cybersecurity threats and incidents. These include, among other things, ongoing security awareness training for employees, mechanisms to detect and monitor unusual network activity, and containment and incident response tools. We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We monitor issues that are internally discovered or externally reported that may affect our systems and have processes to assess those issues for potential cybersecurity impact or risk.
We have integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration is designed to include cybersecurity considerations in our decision-making processes at every level. Our IT Security Program ("ITSP") Group and third-party service providers seek to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs and coordinate with our overall risk management framework.
In the event of a cybersecurity incident, we maintain an incident response plan. This plan sets forth immediate actions to mitigate the impact of cybersecurity incidents, including referring certain matters to the our chief executive officer for additional evaluation and oversight, as well as long-term strategies for remediation and prevention of future cybersecurity incidents.
Engaging Third Parties on Cybersecurity Risk Management. Recognizing the complexity and evolving nature of cybersecurity threats, we engage with third-party service providers, including cybersecurity assessors, and consultants, to evaluate and test our cybersecurity risk management systems. This enables us to leverage knowledge and insights to align our cybersecurity strategies and processes with best practices for our industry and size. Accordingly, we engage third-party service providers for regular cybersecurity-related audits, threat assessments, and consultation on security enhancements.
Overseeing Third-Party Risk. Because we know the risks associated with engaging third-party service providers, we have implemented processes designed to oversee and manage these risks. It is our policy to conduct security assessments of all third-party service providers before engagement, and we aim to maintain ongoing monitoring for compliance with our cybersecurity standards. This monitoring includes regular assessments by our chief operations officer and ITSP Group.
Cybersecurity Threats. As of the date of this Annual Report on Form 10-K, though we and our service providers have experienced certain cybersecurity incidents, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect us, including our operations or financial condition. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite implementing our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to security measures designed to protect our systems and information, no security measure is infallible. See Item 1A. Risk Factors “Risk Factors Relating to Our Business." We depend on computer and telecommunications systems, and failures in our systems or cyber security threats, attacks, or other disruptions could significantly disrupt our business operations.” for additional information about the risks to our business associated with a breach or other compromise to our information and operational technology systems.
Governance
Board of Directors Oversight. Our board of managers has overall responsibility for the oversight of risk management, which includes cybersecurity risks. Our board receives periodic briefings on cybersecurity matters, including key risks to us, recent developments, and risk mitigation activities from members of management, who are responsible for overseeing our cybersecurity program.
Management’s Role. Our cybersecurity risk assessment and management efforts are led by our chief operations officer, who is responsible for implementing and overseeing processes for the monitoring of our information systems, and the ITSP Group. Included in this responsibility is the deployment of cybersecurity measures and system audits to identify potential cybersecurity vulnerabilities. Our chief operations officer reports directly to our chief executive officer and board of managers.
Item 2. Properties.
We conduct our operations principally at two facilities, one in Volga, South Dakota, and the other in Miller, South Dakota.

At our Volga facility, we own the land, consisting of 98 acres on which most of our infrastructure and physical properties rest. Our facilities consist of a soybean processing plant, a soybean oil refinery and deodorizer, a quality control laboratory, and administrative and operations buildings.
At our Miller facility, we own the land, consisting of approximately 24 acres, on which our soybean processing plant and operations building are situated.
At our Mitchell facility, we indirectly own the land through our subsidiaries, consisting of 296 acres on which the processing plant, operations building, and transportation lines will be situated upon completion of construction.
All of our tangible property, real and personal, serves as collateral for our debt instruments with our primary lender, CoBank, ACB, of Greenwood Village, Colorado, which is described below under “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation—Indebtedness.”
Item 3. Legal Proceedings.
From time to time in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We carry insurance that provides protection against general commercial liability claims, claims against our directors, officers and employees, business interruption, automobile liability, and workers’ compensation claims. We are not currently involved in any material legal proceedings and are not aware of any potential claim.
Item 4. Mine Safety Disclosures.
None.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of December 31, 2024 and March 1, 2025, there were 2,226 and 2,229 members of record, respectively, and a total of 30,411,500 Class A capital units issued and outstanding. We did not make any repurchases of Class A units during the fiscal year 2024 and, as of the date of this annual report, we did not have any publicly announced plans or programs with respect to purchases of our units.
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

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Matched
First Quarter 2023	$8.51	$9.00	$8.70	50,750
Second Quarter 2023	$8.99	$10.75	$9.84	28,250

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Matched
Third Quarter 2023	$9.00	$10.00	$9.72	40,500
Fourth Quarter 2023	$8.90	$9.12	$9.00	37,250
First Quarter 2024	$8.77	$9.50	$9.08	67,500
Second Quarter 2024	$9.19	$9.30	$9.25	103,000
Third Quarter 2024	$9.00	$9.20	$9.15	56,750
Fourth Quarter 2024	$8.80	$9.00	$8.95	44,500
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
Distributions to Members
We declared and issued to our members a cash distribution of $39.5 million (130.0¢ per capital unit) and $36.5 million (120.0¢ per capital unit) in the years ended December 31, 2024 and 2023, respectively. On February 4, 2025, our board of managers approved a cash distribution to our members of approximately $7.6 million (25.0¢ per capital unit), which was issued to our members on or about February 6, 2025. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement and distribution policy. Distributions are also subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to if, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.
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

	2024	2023	2022	2021	2020
Bushels processed	33,272,916	33,349,230	34,465,628	34,876,323	34,306,674
Statement of Operations Data:
Revenues	$554,419,770	$703,148,409	$721,532,329	$590,150,153	$415,025,765
Costs & expenses:
Cost of revenues	(525,031,207)	(624,732,341)	(648,116,685)	(556,675,807)	(395,772,460)
Operating expenses	(6,054,341)	(6,487,573)	(5,669,426)	(4,590,227)	(3,819,645)
Operating income	23,334,222	71,928,495	67,746,218	28,884,119	15,433,660
Non-operating income	4,848,180	2,018,285	1,922,642	758,163	1,239,018
Interest expense	(6,419,829)	(2,837,555)	(2,204,759)	(1,634,367)	(1,090,951)
Income tax benefit (expense)	—	—	—	—	—
Net income	21,762,573	71,109,225	67,464,101	28,007,915	15,581,727
Net income attributed to non-controlling interests in consolidated entity	1,442,756	659,647	—	—	—
Net income	$20,319,817	$70,449,578	$67,464,101	$28,007,915	$15,581,727
Weighted average capital units outstanding	30,411,500	30,411,500	30,411,500	30,419,000	30,419,000
Net income (loss) per capital unit	$0.67	$2.32	$2.22	$0.92	$0.51
Balance Sheet Data:
Working capital	$24,494,884	$100,176,364	$76,001,793	$37,448,081	$31,391,916
Net property, plant & equipment	359,781,254	174,927,830	74,559,969	72,532,608	64,231,194
Total assets	541,893,618	422,730,882	311,196,770	245,286,123	225,823,047
Long-term obligations	103,410,124	22,881,979	26,110,157	20,122,452	23,613,702
Members’ equity	178,279,321	197,494,454	163,538,676	113,414,905	94,836,880
Other Data:
Capital expenditures	$175,696,571	$106,644,436	$7,754,541	$13,442,955	$4,652,368
Distributions to members	$39,534,950	$36,493,800	$17,338,830	$9,429,890	$6,692,180
Distributions to members per capital unit	$1.30	$1.20	$0.57	$0.31	$0.22
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
Overview and Executive Summary
Our consolidated net income decreased from $70.4 million in 2023 to $20.3 million in 2024 as we encountered various changes in the market. In 2023, robust demand for soybean oil from renewable fuel markets propelled soybean processing margins to very high levels. By contrast, processing margins in 2024 were set back as the industry experienced new challenges. Early in 2024, renewable fuel margins fell as the overproduction of renewable diesel and biodiesel in the market caused a sharp drop in margins and a corresponding reduction in demand for soybean oil. Imports of used cooking oil also surged to record levels, displacing soybean oil as a renewable fuel feedstock. Later in 2024, a lack of guidance and clarity from the U.S. government on the proposed rule changes in the 45Z Clean Fuel program created uncertainty in the biofuels market, causing biofuel producers not to purchase soybean oil feedstocks. Finally, new soybean processing capacity came online, causing overproduction of soybean meal and oil and depressing prices in the process.
In 2025, we expect markets to adjust and respond more positively than in 2024. Soybean meal and oil exports are currently tracking at a record pace, though imposition of tariffs by countries like Canada, Mexico, and China could slow the pace. Moreover, we have an ample supply of soybeans from last year’s crop which puts us in a good position production wise for the first half of the year. While we are still dealing with the uncertainties of the 45Z program, there is a strong desire to increase renewable fuel volume obligations and to address the imports of used cooking oil. We believe that we are positioned well to handle these challenges and deliver value and strong returns.
We are also encouraged by the progress of our new oilseed project, High Plains Processing, near Mitchell, South Dakota. Construction is on schedule, and equipment deliveries are nearly complete. Barring any inclement weather or construction delays, we believe the plant will commence operations in October 2025.
Results of Operations
Comparison of Years Ended December 31, 2024 and 2023

	Year Ended December 31, 2024		Year Ended December 31, 2023
	$	% of Revenue	$	% of Revenue
Revenue	$554,419,770	100.0	$703,148,409	100.0
Cost of revenues	(525,031,207)	(94.7)	(624,732,341)	(88.8)
Gross profit	29,388,563	5.3	78,416,068	11.2
Operating expenses	(6,054,341)	(1.1)	(6,487,573)	(0.9)
Interest expense	(6,419,829)	(1.2)	(2,837,555)	(0.4)
Other non-operating income (expense)	4,848,180	0.9	2,018,285	0.3
Net income	21,762,573	3.9	71,109,225	10.2
Net income attributable to non-controlling interests in consolidate entities	1,442,756	0.3	659,647	0.1
Net income attributed to Company	$20,319,817	3.6	$70,449,578	10.1
Revenue – Revenue decreased $148.7 million, or 21.2%, for the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily due to a decrease in the average sales price of soybean products. The average price of soybean oil decreased 23.9% during the year ended December 31, 2024, compared to the same period in 2023, due to a decrease in demand. Soybean oil demand from the energy sector dropped dramatically in 2024 as refining margins for biodiesel and renewable diesel producers came under pressure from overproduction, which led to production slowdowns at some locations. Further contributing to the drop was an increase in imports of lower-priced alternatives to soybean oil, specifically used cooking oil. In addition, average soybean meal prices declined by 15.3% in 2024 following the return of Argentine processors to the global export market and an increase in U.S. soybean production.
Gross Profit/Loss – Gross profit decreased by $49.0 million, or 62.5%, for the year ended December 31, 2024, compared to the same period in 2023. The decrease was mainly due to declining board crush margins, which were caused by a decrease in demand for soybean oil and an increase in global soybean meal supply, which negatively affected U.S. export sales including our own.
Operating Expenses – Administrative expenses, including selling, general and administrative expenses, decreased approximately $0.5 million, or 6.7%, during the year ended December 31, 2024, compared to the same period in 2023, due to a decrease in labor costs. The decrease was partially offset by an increase in professional and related costs associated with the start-up of the High Plains Processing plant.

Interest Expense – Interest expense increased $3.6 million, or 126.2%, during the year ended December 31, 2024, compared to the same period in 2023. The increase in interest expense was due to a $28.6 million increase in borrowings from our credit facilities with our senior lender, CoBank. The average debt level was $68.2 million during 2024, compared to $39.6 million in 2023. Debt levels increased mainly to fund our investment commitment into the High Plains Processing plant through our subsidiaries.
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, increased $2.8 million, or 140.2%, for the year ended December 31, 2024, compared to the same period in 2023. The increase in other non-operating income was due to a $2.6 million increase in interest income. Interest income increased from the deposit of investment proceeds which were received by our subsidiaries in connection with their equity financing of the High Plains Processing plant.
Net Income/Loss – We generated a net income of $20.3 million during the year ended December 31, 2024, a $50.1 million decrease from 2023. The decrease is primarily attributable to the reduction in gross profit and an increase in interest expense.
Comparison of Years Ended December 31, 2023 and 2022

	Year Ended December 31, 2023		Year Ended December 31, 2022
	$	% of Revenue	$	% of Revenue
Revenue	$703,148,409	100.0	$721,532,329	100.0
Cost of revenues	(624,732,341)	(88.8)	(648,116,685)	(89.8)
Gross profit	78,416,068	11.2	73,415,644	10.2
Operating expenses	(6,487,573)	(0.9)	(5,669,426)	(0.8)
Interest expense	(2,837,555)	(0.4)	(2,204,759)	(0.3)
Other non-operating income (expense)	2,018,285	0.3	1,922,642	0.3
Net income	$71,109,225	10.2	67,464,101	9.4
Net income attributable to non-controlling interests in consolidate entities	659,647	0.1	—	—
Net income attributed to Company	$70,449,578	10.1	$67,464,101	9.4
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
Gross Profit/Loss – Gross profit increased $5.0 million, or 6.8%, for the year ended December 31, 2023, compared to 2022. The increase in gross profit was mainly due to improved board crush margins and growing conditions. Board crush margins improved primarily because of drought conditions in Argentina and North America. Argentina, which accounts for nearly 30% of the world's soybean meal exports, experienced a severe drought which shifted demand for soybean meal to the U.S. as a source. This shift allowed producers, like us, to benefit from increased export opportunities. Partially offsetting the increase in gross profit was a $4.7 million increase, or 12.9%, in production costs in 2023, compared to 2022. The increase in production costs was due to increases in maintenance, personnel, and utility costs resulting from inflation and supply shortages.
Operating Expenses – Administrative expenses, including selling, general and administrative expenses, increased approximately $0.8 million, or 14.4%, during the year ended December 31, 2023, compared to the same period in 2022. The increase was primarily due to an increase in legal and personnel costs.
Interest Expense – Interest expense increased $0.6 million, or 28.7%, during the year ended December 31, 2023, compared to the same period in 2022. The increase in interest expense was due to an increase in interest rates on our senior debt with CoBank. As of December 31, 2023, the interest rate on our revolving long-term loan was 7.85%, compared to 6.85% as of December 31, 2022. The increase in interest expense was partially offset by an $18.7 million decrease in borrowings from our lines of credit, as borrowing decreased due to improved profitability. The average debt level in 2023 was approximately $40.0 million, compared to $58.3 million in 2022.

Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, increased $0.1 million, or 5.0%, for the year ended December 31, 2023, compared to the same period in 2022. The increase in other non-operating income was due to a $1.6 million increase in interest income. During the year ended December 31, 2023, interest income was $1.6 million, compared to $0 in 2022. Partially offsetting the increase in interest income was a $1.3 million decrease in gains on our interest rate hedge instruments. During the year ended December 31, 2023, we had losses on interest rate hedges of $0.2 million, compared to gains of $1.1 million during the same period in 2022.
Net Income/Loss – We generated a net income of $70.5 million during the year ended December 31, 2023, a $3.0 million increase from 2022. The increase is primarily attributable to an increase in gross profit and other non-operating income.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and borrowings under our various revolving lines of credit which are discussed below under “Indebtedness.” On December 31, 2024, we had working capital, defined as current assets less current liabilities, of approximately $24.5 million, compared to working capital of $100.2 million on December 31, 2023. Working capital decreased between periods primarily due to expenditures related to the construction and development of the High Plains Processing plant, which we have a controlling ownership stake through our subsidiaries.
Comparison of the Years Ended December 31, 2024 and 2023

	2024	2023
Net cash provided by operating activities	$58,395,262	$128,890,291
Net cash used in investing activities	(176,001,498)	(104,214,603)
Net cash provided by financing activities	84,289,984	47,367,949
Cash Flows Provided by Operating Activities
The $70.5 million decline in cash flows from operating activities was primarily driven by a $49.3 million decrease in net income, along with a $37.0 million reduction in cash generated from inventories. During the year ended December 31, 2024, our inventories decreased by $23.8 million, compared to $60.8 million in 2023.
Cash Flows Used in Investing Activities
The $71.8 million increase in cash flows used for investing activities was primarily driven by the $71.4 million increase in expenditures for purchasing various property and equipment. During 2024, we spent $175.7 million on property and equipment purchases, largely for the construction and development of the High Plains Processing plant, compared to $104.3 million during 2023.
Cash Flows Provided by Financing Activities
The $36.9 million increase in cash flows provided by financing activities was principally due to a $78.1 million increase in net proceeds on borrowings. Net proceeds on borrowings increased by $69.2 million during the year ended December 31, 2024, compared to net payments of $8.9 million during the same period in 2023. Partially offsetting the increase was a $40.6 million decrease in investment proceeds received and a $3.0 million increase in cash distributions to our members during the year ended December 31, 2024, compared to the same period in 2023.
Comparison of the Years Ended December 31, 2023 and 2022

	2023	2022
Net cash from operating activities	$128,890,291	$27,431,814
Net cash used for investing activities	(104,214,603)	(9,951,071)
Net cash used for financing activities	47,367,949	(17,447,782)

Cash Flows Provided by Operating Activities
The $101.5 million increase in cash flows from operating activities was largely due to a $101.4 million decrease in inventories. During the year ended December 31, 2023, our inventories decreased by $60.8 million, compared to a $40.6 million increase during the same period in 2022.
Cash Flows Used in Investing Activities
The $94.2 million increase in cash flows used for investing activities was due to a $94.3 million increase in expenditures for purchases of various property and equipment which were principally made for the construction and development of the High Plains Processing plant and contributed to our subsidiary, High Plains Partners, as part of our investment into this entity.
Cash Flows Provided by Financing Activities
The $67.3 million increase in cash flows from (used for) financing activities was principally due to the receipt of $98.1 million in investments received by High Plains Partners, the proceeds of which were contributed to pay for the construction and development of the High Plains Processing plant. Partially offsetting the increase is a $19.2 million increase in cash distributions to our members in 2023, compared to 2022.
Indebtedness
We hold various credit facilities with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds, as needed, up to the credit line maximum, or $65.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $3.25 million every six months until the credit line’s maturity on March 20, 2028 at which time a balloon payment for the remaining balance is due. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $0 as of December 31, 2024 and 2023, respectively.
The second line of credit is a multiple advance note payable. The primary purpose of this note is to finance our investment and ownership in the High Plains Processing plant through our subsidiaries and any large capital project. Under this $50.5 million loan, principal payments of $4.5 million are made every six months which began on October 20, 2024 and end on the date of maturity, March 20, 2028, at which time a balloon payment is due for the remaining balance. The principal balance outstanding on this note was $50.5 million and $0 as of December 31, 2024 and 2023, respectively. Starting March 17, 2025, this note was consolidated into the note of the revolving term loan (see below).
The third credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. We may borrow up to $70.0 million until the loan's maturity on December 1, 2025. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of December 31, 2024 and 2023, the principal balance outstanding on this credit line was $0 and $0.0 million, respectively.
The fourth line of credit is a delayed-draw term loan. Under this loan, our subsidiary may borrow funds, as needed up to $254.0 million. Principal payments of $4.5 million are made quarterly beginning six months after the completion date of the High Plains Processing facility. The quarterly principal payments will increase $1.0 million on the anniversary date and continue until the maturity date of December 31, 2029. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the delayed-draw term loan was $18.7 million and $0 as of December 31, 2024 and 2023, respectively. Under this loan, $235.3 million was available to be borrowed as of December 31, 2024.
The last line of credit is another revolving term loan. Under this loan, our subsidiary may borrow funds, as needed, up to the credit line maximum, or $40.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line until the credit line’s maturity on December 31, 2029 at which time a balloon payment for the remaining balance is due. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $0 as of December 31, 2024 and 2023. Under this loan, $40.0 million was available to be borrowed as of December 31, 2024.
The revolving, multiple advance, seasonal and delayed-draw loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on all three loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the revolving term and multiple advance loans was 6.56% and 7.85% as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the interest rate on the seasonal loan is 6.56% and 2.31%, respectively. As of December 31, 2024, the interest rate on our subsidiary's delayed-draw and revolving term loans was 7.76%. We were in compliance with all covenants and conditions under the loans as of December 31, 2024.
Capital Expenditures
We made a total of $175.7 million in capital expenditures on various property and equipment in 2024 compared to approximately $104.3 million in 2023. Significant purchases of property and equipment were made for the construction and development of the new Mitchell facility, which were contributed to our subsidiaries as part of our investment into the facility. Additional purchases were made to enhance the quality and efficiency of our Volga and Miller facilities. We anticipate spending approximately $248.0 million in capital purchases and improvements in 2025, which will be financed from our multiple advance loan and cash flows from operating activities.
Off Balance Sheet Financing Arrangements
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$78,479,000	$11,636,000	$21,769,000	$45,074,000	$—

Operating Lease Obligations	41,746,000	5,209,000	9,484,000	8,419,000	18,634,000

Total	$120,225,000	$16,845,000	$31,253,000	$53,493,000	$18,634,000
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
As of December 31, 2024, we had $0 in fixed rate debt and $354.7 million in variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $3,547,000 per year.
Item 8. Financial Statements and Supplementary Data.
Reference is made to the “Index to Consolidated Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and consolidated financial statements and schedules for the years ended December 31, 2024, 2023 and 2022.
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
As of December 31, 2024, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment using those criteria, management concluded that, as of December 31, 2024, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.
This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Item 9B. Other Information.
During the quarter ended December 31, 2024, none of our directors (managers) or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection.
Not applicable.
PART III
Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a Definitive Proxy Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2024).
Part IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits and consolidated financial statements are filed as part of, or are incorporated by reference into, this report:
(a)(1)    Financial Statements — Reference is made to the “Index to Consolidated Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the consolidated financial statements for the year ended December 31, 2024. The consolidated financial statements appear on page F-2 of this Report.
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

Exhibit Number	Description
3.1(i)	Articles of Organization
3.1(ii)	Operating Agreement, as amended and restated
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate
10.1	Railroad Car Lease Agreement with Trinity Industries dated February 12, 2002
10.2	Railroad Car Lease Agreements with Wells Fargo Rail Corporation, dated November 10, 2003 and November 25, 2003
10.3	Security Agreement with CoBank dated June 17, 2004
10.4	Credit Agreement with CoBank dated December 28, 2016
10.5	Amendment to Credit Agreement with CoBank dated March 28, 2017
10.6	Amendment to Credit Agreement with CoBank dated February 27, 2018
10.7	Amendment to Credit Agreement with CoBank dated January 28, 2020
10.8	Amendment to Credit Agreement with CoBank dated December 10, 2020
10.9	Amendment to Credit Agreement with CoBank dated December 14, 2021
10.10	Amendment to Credit Agreement with CoBank dated September 20, 2023
10.11	Amended and Restated Credit Agreement with CoBank dated March 17, 2025 (*)
10.12	Monitored Revolving Credit Supplement dated December 28, 2016
10.13	Amended and Restated Revolving Credit Promissory Note dated January 31, 2023
10.14	Amended and Restated Revolving Credit Promissory Note dated March 3, 2023
10.15	Amended and Restated Revolving Credit Promissory Note dated March 17, 2025 (*)
10.16	Amended and Restated Revolving Term Promissory Note dated April 27, 2022
10.17	Amended and Restated Revolving Term Promissory Note dated September 20, 2023
10.18	Amended and Restated Revolving Term Promissory Note dated March 17, 2025 (*)
10.19	Multiple Advance Term Promissory Note with CoBank dated September 20, 2023
10.20	Thomas Kersting Employment Agreement dated January 1, 2023
10.21	Mark Hyde Employment Agreement dated March 21, 2017
10.22	Capital Contribution and Commitment Agreement dated September 21, 2022
10.23	SDSP Parent Guarantee dated September 7, 2023
10.24	Insider Trading Policy (*)
21.1	Subsidiaries of the Company
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (*)
32.1	Section 1350 Certification by Chief Executive Officer (*)
32.2	Section 1350 Certification by Chief Financial Officer (*)
____________________________________________________________________________

(*) Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	March 28, 2025	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 28, 2025		/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 28, 2025	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 28, 2025	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	March 28, 2025	By	/s/ Lewis Bainbridge
Lewis Bainbridge, Manager

Dated:	March 28, 2025	By	/s/ Mark Brown
Mark Brown, Manager

Dated:	March 28, 2025	By	/s/ Spencer Enninga
Spencer Enninga, Manager

Dated:	March 28, 2025	By	/s/ Brandon Hope
Brandon Hope, Manager

Dated:	March 28, 2025	By	'/s/ Alex Johnson
Alex Johnson, Manager

Dated:	March 28, 2025	By	/s/ Robert Nelsen
Robert Nelsen, Manager

Dated:	March 28, 2025	By	/s/ Doyle Renaas
Doyle Renaas, Manager

Dated:	March 28, 2025	By	'/s/ Michael Reiner
Michael Reiner, Manager

Dated:	March 28, 2025	By	/s/ Craig Weber
Craig Weber, Manager

South Dakota Soybean Processors, LLC

Consolidated Financial Statements

December 31, 2024, 2023, and 2022

1

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in members’ equity, and cash flows, for the years ended December 31, 2024, 2023, and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.
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
Inventory Basis Adjustment
As discussed in Notes 1, 2 and 10 in the accompanying financial statements, the fair value measurements for inventories carried at market value, which approximates net realizable value, are based on exchange-quoted prices adjusted for differences in local markets and/or quality, referred to as basis adjustments. Fair values for sales contracts are adjusted for location and quality differences (basis adjustments) because the exchange-quoted prices
3

represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade. The reported fair value as of December 31, 2024 for inventories was $45 million.
We identified the Inventory Basis Adjustment as a critical audit matter. Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Gaining an understanding of management's process, controls, and methodology to develop the estimated fair values, including controls related to the identification and reasonableness of key assumptions and accuracy and completeness of the underlying data used in the determination of fair value.
•Testing and evaluation of management's process and methodology for determining and developing the estimated fair values of inventories carried at market value through evaluating (i) the reasonableness of the significant assumptions used by management including comparison of quoted commodity pricing to local and regional market conditions (ii) the historical adjustments to inventory balances as compared to the current year’s adjustment, and (iii) the completeness and accuracy of the underlying data supporting the basis adjustments
•Evaluating whether the assumptions used were reasonable by considering comparable basis adjustments used by management to local grain elevators and recent trade prices, including recently executed transactions, and whether such assumptions were consistent with evidence obtained in other areas of the audit.
•Evaluating the adequacy of the consolidated financial statement disclosure related to the estimated fair value of inventories carried at market value.
/s/ Eide Bailly LLP
We have served as the Company’s auditor since 2001 (such date incorporates the acquisition of certain assets of Gordon, Hughes & Banks, LLP by Eide Bailly LLP in 2008).
Denver. Colorado
March 28, 2025
4

South Dakota Soybean Processors, LLC
Consolidated Balance Sheets
December 31, 2024 and 2023
___________________________________________________________________________________________________________________

	2024	2023
Assets
Current assets
Cash and cash equivalents	$39,594,084	$72,910,336
Trade accounts receivable	29,771,609	43,548,706
Inventories	45,078,676	72,045,951
Commodity derivative instruments	9,600,761	9,667,621
Prepaid expenses	2,976,524	5,621,052
Total current assets	127,021,654	203,793,666

Property and equipment	435,335,629	246,347,535
Less accumulated depreciation	(75,554,375)	(71,419,705)
Total property and equipment, net	359,781,254	174,927,830

Other assets
Investments	18,605,021	15,375,012
Right-of-use lease asset, net	35,829,689	28,297,874
Other assets	656,000	336,500
Total other assets	55,090,710	44,009,386

Total assets	$541,893,618	$422,730,882

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$12,972,629	$15,728,259
Current maturities of long-term debt	9,000,000	—
Note payable - seasonal loan	—	—
Accounts payable	3,979,895	7,462,996
Accrued commodity purchases	54,412,561	66,240,599
Commodity derivative instruments	3,500,672	3,929,649
Current portion - Operating leases	3,512,822	2,798,561
Accrued expenses	4,623,969	6,719,735
Contract liabilities	10,524,222	737,503
Total current liabilities	102,526,770	103,617,302

Long-term liabilities
Long-term debt, net	57,673,180	—
Long-term operating lease liabilities	29,881,151	22,827,885
Other long-term liabilities	15,855,793	54,094
Total long-term liabilities	103,410,124	22,881,979

Commitments and contingencies (Notes 4, 5, 6, & 12)

Members' equity (30,411,500 units issued and outstanding)	178,279,321	197,494,454
Non-controlling interests in consolidated entities	157,677,403	98,737,147
Total members' equity	335,956,724	296,231,601

Total liabilities and members' equity	$541,893,618	$422,730,882

 The accompanying notes are an integral part of these consolidated financial statements.
5

South Dakota Soybean Processors, LLC
Consolidated Statements of Operations
For the Years Ended December 31, 2024, 2023, and 2022
___________________________________________________________________________________________________________________

	2024	2023	2022

Revenues	$554,419,770	$703,148,409	$721,532,329

Cost of revenues:
Cost of product sold	436,337,299	535,807,382	565,364,324
Production	40,312,307	41,344,244	36,607,609
Freight and rail	48,381,601	47,580,715	46,144,752
Total cost of revenues	525,031,207	624,732,341	648,116,685

Gross profit	29,388,563	78,416,068	73,415,644

Operating expenses:
Administration	6,054,341	6,487,573	5,669,426
Operating income	23,334,222	71,928,495	67,746,218

Other income (expense):
Interest expense	(6,419,829)	(2,837,555)	(2,204,759)
Other non-operating income (expense)	4,418,292	1,325,238	1,223,024
Patronage dividend income	429,888	693,047	699,618
Total other income (expense)	(1,571,649)	(819,270)	(282,117)

Net income	21,762,573	71,109,225	67,464,101

Net income attributable to non-controlling interests in consolidating entities	1,442,756	659,647	—
Net income attributable to Company	$20,319,817	$70,449,578	$67,464,101

Basic and diluted earnings per capital unit	$0.67	$2.32	$2.22

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,411,500	30,411,500

The accompanying notes are an integral part of these consolidated financial statements.

6

South Dakota Soybean Processors, LLC
Consolidated Statements of Changes in Members’ Equity
For the Years Ended December 31, 2024, 2023, and 2022
___________________________________________________________________________________________________________________

	Class A Units		Non-controlling	Total
	Units	Amount	Interests	Equity

Balances, January 1, 2021	30,419,000	$113,414,905	$—	$113,414,905

Net income	—	67,464,101	—	67,464,101

Liquidation of members' equity	(7,500)	(1,500)	—	(1,500)

Distribution to members	—	(17,338,830)	—	(17,338,830)

Balances, December 31, 2022	30,411,500	163,538,676	—	163,538,676

Net income	—	70,449,578	659,647	71,109,225

Issuance of units in consolidated entities	—	—	98,077,500	98,077,500

Distribution to members	—	(36,493,800)	—	(36,493,800)

Balances, December 31, 2023	30,411,500	197,494,454	98,737,147	296,231,601

Net income	—	20,319,817	1,442,756	21,762,573

Issuance of units in consolidated entities	—	—	57,500,000	57,500,000

Distributions to members	—	(39,534,950)	—	(39,534,950)

Redemption of units in consolidated entities	—	—	(2,500)	(2,500)

Balances, December 31, 2024	30,411,500	$178,279,321	$157,677,403	$335,956,724

The accompanying notes are an integral part of these consolidated financial statements.
7

South Dakota Soybean Processors, LLC
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2024, 2023, and 2022
___________________________________________________________________________________________________________________

	2024	2023	2022
Operating activities
Net income	$21,762,573	$71,109,225	$67,464,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,521,980	5,834,248	5,563,024
Net (gain) loss recognized on derivative instruments	1,065,204	(24,864,543)	1,073,579
(Gain) loss on sales of property and equipment	68,659	152,085	(106,863)
Non-cash patronage dividends	(59,702)	(32,313)	(145,749)
Change in current operating assets and liabilities	29,036,548	76,691,589	(46,416,278)
Net cash provided by operating activities	58,395,262	128,890,291	27,431,814

Investing activities
Purchase of investments	—	—	(2,376,180)
Increase in other assets	(319,500)	(240,250)	(96,250)
Proceeds from sales of property and equipment	14,573	293,903	275,900
Purchase of property and equipment	(175,696,571)	(104,268,256)	(7,754,541)
Net cash used in investing activities	(176,001,498)	(104,214,603)	(9,951,071)

Financing activities
Change in excess of outstanding checks over bank balances	(2,755,630)	(2,775,992)	7,806,012
Net (payments) proceeds from seasonal borrowings	—	(138,165)	138,165
Proceeds from issuance of capital units	57,497,500	98,077,500	—
Distributions paid to members	(39,534,950)	(36,493,800)	(17,338,830)
Payments for debt issuance costs	(132,071)	(2,452,250)	—
Proceeds from long-term debt	69,215,135	22,706,726	5,761,268
Principal payments on long-term debt	—	(31,556,070)	(13,814,397)
Net cash provided by (used in) financing activities	84,289,984	47,367,949	(17,447,782)

Net change in cash and cash equivalents	(33,316,252)	72,043,637	32,961

Cash and cash equivalents, beginning of year	72,910,336	866,699	833,738

Cash and cash equivalents, end of year	$39,594,084	$72,910,336	$866,699

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$5,946,675	$2,136,804	$1,607,805

Noncash investing and financing activities:
Soybean meal contributed as investment	$3,170,307	$1,436,420	$1,436,420

Property and equipment included in accounts payable and other long-term liabilities	$15,719,699	$—	$—

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
Effective September 30, 2023, the Company began consolidating the financial accounts of High Plains Processing, LLC, HPP SD Holdings, LLC, and High Plains Partners, LLC—entities that were previously unconsolidated—into its financial statements. This consolidation followed the Company’s management agreement with the new processing facility and its ability to appoint a majority of the board members for each entity. Together with other investors, the Company has committed $244.0 million to construct a new multi-seed crush facility near Mitchell, South Dakota, with completion expected by late 2025.
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, High Plains Partners, LLC, HPP SD Holdings, LLC, and High Plains Processing, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and cash equivalents
The Company considers all highly liquid investment instruments with original maturities of three months or less at the time of acquisition to be cash equivalents.These cash balances regularly exceed amounts insured by the Federal Deposit Insurance Corporation; however, the Company does not believe it is exposed to any significant credit risk on these balances.
Receivables and Credit Policies
Trade accounts receivable are presented at original invoice amount, net of the allowance for credit losses. Trade accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within thirty to sixty days from the invoice date. Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The Company's accounts receivable as of January 1, 2023 was $43,517,754.
The carrying amount of trade receivables is reduced by an allowance for credit loss that reflects management's best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness and historical write-off experience, adjusted for various industry and regional data and current expectations of future credit losses, estimates the portion, if any, of the balance that will not be collected. Recoveries of trade receivables previously written off are recognized when received. The valuation allowance was determined to be immaterial as of December 31, 2024 and 2023.
Inventories and commodity derivative instruments
The Company’s operating results can be impacted by fluctuations in commodity prices. When the Company enters into commodity purchase or sales commitments, it is exposed to risks related to price changes, as well as performance factors such as delivery, quality, quantity, and shipment timing. If market prices decrease, the Company may face losses on the market value of inventory and purchase contracts with fixed or partially fixed prices. To manage this risk, the Company uses futures and options contracts through regulated commodity exchanges as part of its trading strategy, typically taking offsetting positions to mitigate the risk.
The Company also uses interest rate swaps, caps, and floors through regulated commodity exchanges to manage the risk of loss from potential increases in interest rates on variable-rate debt. Unrealized gains and losses on these instruments are recognized in earnings immediately.
9

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

All of the Company’s derivatives are classified as non-hedge derivatives. While these instruments may serve as effective economic hedges for specific risks, they are not designated as, nor accounted for as, hedging instruments.
Commodity derivative transactions, as well as finished goods (soybean meal, oil, refined oil, and hulls) and raw materials (soybeans), are valued at estimated market value, which approximates net realizable value based on their commodity characteristics, widely available markets, and pricing mechanisms. These inventories and commodity derivative instruments are priced in active markets, can be sold without significant further processing, and have predictable and minimal disposal costs. Changes in the fair values of these inventories and commodity derivative instruments are recognized in earnings as part of the cost of products sold in the consolidated statements of operations. This accounting policy is consistent with the guidelines outlined in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 905, Agriculture (formerly AICPA Statement of Position No. 85-3, Accounting by Agricultural Producers and Agricultural Cooperatives). Supplies and other inventories are stated at the lower of cost or net realizable value.
Investments
The Company measures its equity investments at cost less any impairment plus or minus observable price changes in orderly transactions since these investments do not have readily determinable fair values and does not have significant influence over the invested.
The Company invested $0 in cash and an additional $3,170,307, $1,436,420 and $1,436,420 of soybean meal in 2024, 2023, and 2022 respectively, to be used in the entity's operations.
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
Depreciation is provided for over the estimated useful lives of the individual assets using the straight-line method. The range of the estimated useful lives used in the computation of depreciation is as follows:

Building and improvements	5-39 years
Equipment and furnishings	3-39 years
Railcars	50 years
The Company capitalized interest on major construction projects in progress of approximately $118,306, $0, and $0 for the years ending December 31, 2024, 2023 and 2022, respectively.
As of December 31, 2024 and 2023, the Company has approximately $15.7 million and $0, respectively, in payables related to the construction of the facility in Mitchell, South Dakota. These construction payables are classified as non-current liabilities due to management's intent and ability to settle these liabilities using the Company’s long-term credit facilities.
The Company reviews its long-lived assets for impairment whenever events indicate that the carrying amount of an asset group may not be recoverable. If impairment indicators are present and the undiscounted future cash flows is less than the carrying amount of the asset group, values are reduced to the estimated fair value of those assets. The Company did not recognize any impairment on property and equipment during the years ended December 31, 2024, 2023, and 2022.

10

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Leases
The Company accounts for leases in accordance with ASC Section 842, Leases ("ASC 842"), which requires lessees to recognize the following at the commencement date for all leases (except short-term leases): (1) a lease liability, representing the lessee’s obligation to make lease payments, measured using a discounted cash flow approach; and (2) a “right of use” asset, which reflects the lessee’s right to use the specified asset for the lease term. For additional details, refer to Note 6.
Accrued commodity purchases
Accrued commodity purchases refer to commodities for which the Company has taken ownership and possession, but the final purchase price has not yet been fully determined. If the futures and basis components remain unpriced, this is classified as a delayed price payable. If the futures component is unpriced but the basis has been set, it is referred to as a basis payable. The unpriced portion of these payables is subject to changes in the fair value of the underlying commodity, which is based on quoted prices on commodity exchanges (or basis levels).
Debt issuance costs
Debt issuance costs represent the expenses incurred to secure debt financing, including all related fees. These costs are amortized as interest expense over the duration of the associated financing, using the straight-line method, which is an approximation of the effective interest rate method. The amortization of these deferred financing costs is included in interest expense in the consolidated statements of operations. As of December 31, 2024, unamortized deferred financing costs were approximately $2.5 million, recorded as a reduction of long-term debt in the consolidated balance sheets. As of December 31, 2023, unamortized deferred financing costs of approximately $2.5 million, were recorded as prepaid expenses and other assets on the consolidated balance sheets, due to the absence of outstanding long-term debt at that time.

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
Contract liabilities
Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. These customer prepayments totaled $10,524,222 and $737,503 as of December 31, 2024 and 2023, respectively. The Company recognized $667,558 of the $737,503 balance as of December 31, 2023 as revenue during the year ended December 31, 2024. All of the $1,074,059 balance as of December 31, 2022 was recognized as revenue during the year ended December 31, 2023.

11

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Disaggregation of Revenues
The following table presents a disaggregation of revenue from contracts with customers for the years ended December 31, 2024, 2023, and 2022, by product type:

	2024	2023	2022

Soybean meal and hulls	$311,671,305	$374,038,170	$358,833,129
Soybean oil and oil byproducts	242,748,465	329,110,239	362,699,200

Totals	$554,419,770	$703,148,409	$721,532,329
Revenue by geographic area for the years ended December 31, 2024, 2023, and 2022 are as follows:

	2024	2023	2022
United States	$451,737,947	$564,558,539	$580,508,085
Canada	102,681,823	138,589,870	141,024,244
Totals	$554,419,770	$703,148,409	$721,532,329
Advertising costs
Advertising and promotion costs are expensed as incurred. The Company incurred $65,000, $115,000, and $96,000, of advertising costs in the years ended December 31, 2024, 2023, and 2022, respectively.
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
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Management has evaluated the Company's tax positions under the Financial Accounting Standards Board issued guidance on accounting for uncertainty in income taxes and concluded that the Company had taken no uncertain tax positions that require adjustment to the financial statements to comply with the provisions of this guidance. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local authorities beyond three years for jurisdictions in which they file. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.
Segment Reporting
Operating segments are defined as parts of an organization for which distinct financial information is available and regularly reviewed by the chief operating decision maker (CODM) or the decision-making group to guide resource allocation and performance assessment. The Company has identified one reportable business segment: the production and marketing of meal and oil derived from the grain production process. The CODM, which is the Company's Chief Executive Officer, evaluates the overall financial performance of the Company when making
12

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

operational decisions. Net income is used by the CODM to assess returns on segment assets and to determine whether profits should be reinvested into the segment, directed to other areas of the business (such as acquisitions), or distributed as dividends. Additionally, net income serves as a tool for monitoring budgeted versus actual results. The CODM also leverages net income for competitive analysis, comparing the Company’s performance to that of its competitors. Both the competitive analysis and the budget monitoring process are critical for evaluating segment performance and setting management compensation.
Recent accounting pronouncements
Any recent accounting pronouncements are not expected to have a material impact on our consolidated financial statements.
Note 2 - Inventories
The Company’s inventories consist of the following as of December 31:

	2024	2023
Finished goods	$27,477,041	$32,772,392
Raw materials	17,090,010	38,730,545
Supplies & other inventories	511,625	543,014
Totals	$45,078,676	$72,045,951
Note 3 - Property and Equipment
The following is a summary of property and equipment at December 31:

	2024			2023
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,759,442	(1,395,245)	1,364,197	1,527,776
Buildings and improvements	35,308,346	(12,777,129)	22,531,217	17,629,613
Machinery and equipment	111,193,923	(59,244,890)	51,949,033	40,837,043
Railroad cars	10,411,185	(889,726)	9,521,459	9,729,683
Company vehicles	280,947	(137,763)	143,184	9,532
Furniture and fixtures	1,829,179	(1,109,622)	719,557	581,676
Construction in progress	273,036,281	—	273,036,281	104,096,181
Totals	$435,335,629	$(75,554,375)	$359,781,254	$174,927,830
Depreciation of property and equipment amounts to $6,479,614, $5,830,587, and $5,558,143 for the years ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024, the Company had unpaid commitments of approximately $156.9 million for construction and acquisition of property and equipment and is scheduled to be completed by the fourth quarter of 2025.
Note 4 - Notes Payable - Seasonal Loan
Prior to the amendment to the credit agreement as described in Note 13 - Subsequent events, the Company had entered into a revolving credit agreement with a lending institution which expires on March 15, 2025. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (6.56% at December 31, 2024). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at December 31, 2024 and 2023. The remaining available funds to borrow under the terms of the revolving credit agreement were $85.0 million as of December 31, 2024.
13

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Beginning July 1, 2025, the credit facilities agreement will provide the Company a revolving seasonal loan which expires on September 1, 2026. The purpose of the credit agreement is to finance the operating needs of High Plains Processing, LLC. Under this agreement, the Company could borrow up to $85.0 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (7.76% at December 31, 2024). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at December 31, 2024 and 2023.
Note 5 - Long-Term Debt
The following is a summary of the Company's long-term debt at December 31:

	2024	2023
Revolving term loan	$—	$—
Note payable	50,500,000	—
Delayed- draw term loan	18,715,135	—
	69,215,135	—
Less current maturities	(9,000,000)	—
Less unamortized debt issuance costs	(2,541,955)	—

Totals	$57,673,180	$—
Prior to the amendment to the credit agreement as described in Note 13 - Subsequent events, the Company had a credit agreement with a lending institution that includes a revolving term loan, note payable, and seasonal loan. The credit agreements is secured by substantially all business assets of South Dakota Soybean Processors, LLC.
The revolving term loan was for up to $12.0 million and the amount available for borrowing on the revolving term loan will decrease by $600,000 every six months until the loan's maturity date of March 20, 2028. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of December 31, 2024 was 6.56%. The Company pays a 0.40% annual commitment fee on any funds not borrowed. There were approximately $10.2 million in remaining commitments available to borrow on the revolving term loan as of December 31, 2024.
The note payable provided borrowing up to $90.0 million until October 1, 2024 to finance the Company's investment in High Plains Partners, LLC. The Company will make semi-annual payments of $4.5 million plus interest beginning October 20, 2024 until the note's maturity on March 20, 2028. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of December 31, 2024 was 6.56%.
The Company has a credit facilities agreement with a lending institution that includes a delayed-draw term loan, a revolving term loan, and a revolving seasonal loan. The credit facilities agreement is secured by substantially all business assets of the High Plains Processing, LLC.
The delayed-draw term loan provided borrowing up to $254.0 million until March 31, 2026 to finance the construction of the operating facility in Mitchell, South Dakota. The Company will make quarterly principal payments of $4.5 million plus interest beginning six months after the outside completion date as defined within the agreement. The quarterly principal payments will increase each year by $1.0 million on the anniversary date. The delayed-draw term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of December 31, 2024 was 7.76%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were approximately $235.3 million available to borrow on the delayed draw term loan as of December 31, 2024.
The revolving term loan was for up to $40.0 million. The revolving term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of December 31, 2024 was 7.76%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were $40.0 million in remaining commitments available to borrow on the revolving term loan as of December 31, 2024.
14

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Under the agreements, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios that limits distributions.
The following are minimum principal payments on long-term debt obligations for the years ended December 31:

2025	$9,000,000
2026	22,500,000
2027	14,215,135
2028	23,500,000
Total	$69,215,135
Note 6 - Operating Leases
The Company has several operating leases for railcars, machinery and equipment, and storage facilities. Operating leases are included in right-to-use lease assets, current operating lease liabilities, and long-term lease liabilities on the Company's consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company's secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the consolidate balance sheet.These leases have terms ranging from 3-12 years and may include renewal terms. The renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods. The Company does not have lease arrangements with residual value guarantees, sale-leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022 were as follows:

	2024	2023	2022
Cost of revenues - Freight and rail	$4,932,702	$4,264,107	$2,938,930
Cost of revenues - Production	300,902	272,805	295,271
Administration expenses	18,735	17,542	22,416
Total operating lease costs	$5,252,339	$4,554,454	$3,256,617
The following summarizes the supplemental cash flow information for the years ended December 31:

	2024	2023	2022
Cash paid for amounts included in measurement of lease liabilities	$4,674,912	$4,146,569	$2,828,257

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$11,123,660	$8,956,408	$14,387,685
The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2024:

Weighted-average remaining lease term - operating leases (in years)	9.5
Weighted-average discount rate - operating leases	4.83%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of December 31, 2024:
15

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

	Railcars	Other	Total
Year ended December 31:
2025	$5,163,159	$46,174	$5,209,333
2026	5,071,999	42,877	5,114,876
2027	4,329,529	39,587	4,369,116
2028	4,191,219	27,190	4,218,409
2029	4,191,219	9,511	4,200,730
Thereafter	18,633,473	—	18,633,473
Total lease payments	41,580,598	165,339	41,745,937
Less amount of lease payments representing interest	(8,332,709)	(19,255)	(8,351,964)
Total present value of lease payments	$33,247,889	$146,084	$33,393,973
Note 7 - Employee Benefit Plans
The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of an employee's contributed earnings. The amounts charged to expense under this plan were approximately $256,000, $313,000, and $305,000 for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company's Board of Managers approved the payment of a profit-based incentive bonus to be awarded to eligible employees following the close of each fiscal year. The Board has allocated approximately 4.7% of profits over $2 million to fund this benefit. Individual amounts are based upon criteria determined by a formula that considers current pay, level of responsibility, and impact on profits of each position. The amounts charged to expense under this incentive were approximately $894,000, $3,521,000, and $3,246,000 for the years ended December 31, 2024, 2023, and 2022, respectively.
In 2022, the Company entered into deferred compensation agreements with four key executives. The agreement provides for a monetary incentive, contingent on each individual's performance. These incentives will vest, ratable over eight years, at 12.5% per year. Vested amounts will then be paid in conjunction with retirement or post-separation, as specified by the executives upon the initial awards. The Company recognized expense of $82,000, $42,000 and $12,000 related to this agreement during the years ended December 31, 2024, 2023 and 2022, respectively, related to this agreement.
Note 8 - Cash Flow Information
The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2024	2023	2022
Changes in operating assets and liabilities:
Trade accounts receivable	$13,777,097	$(30,952)	$(6,948,255)
Inventories	23,796,968	60,763,783	(40,616,189)
Commodity derivative instruments	(1,427,321)	15,670,560	(11,229,041)
Prepaid expenses	427,990	(568,725)	563,692
Accounts payable	(3,483,101)	5,217,657	313,428
Accrued commodity purchases	(11,828,038)	(4,504,068)	9,852,373
Accrued expenses and interest	(2,095,766)	522,046	1,824,814
Deferred liabilities	9,868,719	(378,712)	(177,100)
Totals	$29,036,548	$76,691,589	$(46,416,278)
16

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 9 - Derivative Instruments and Hedging Activities
In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange and interest rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts, and interest rate swaps, caps and floors. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Futures and options contracts, along with margin deposit, are with a single counterparty and are subject to a right of offset. As a result, these items are netted on the balance sheet, regardless of their position. In contrast, forward contracts are with multiple counterparties and do not have a right of offset. Therefore, these contracts are reported at their gross amounts on the balance sheet. These contracts are recorded on the Company’s consolidated balance sheets at fair value as discussed in Note 10, Fair Value.
Derivatives not designated as hedging instruments at December 31, 2024 and 2023 were as follows:

	Balance Sheet Classification	December 31, 2024	December 31, 2023

Forward contracts in gain position		$4,839,408	$7,202,924
Futures and options in gain position		4,415,641	$3,131,757
Futures and options in loss position		(3,614,540)	$(2,010,038)
Total forward, futures and options contracts		$5,640,509	$8,324,643
Margin deposit		3,960,252	$1,342,978
	Current assets	$9,600,761	$9,667,621

Forward contracts in loss position		$3,483,207	$3,859,347
Interest rate swap		17,465	70,302
	Current liabilities	$3,500,672	$3,929,649
During the years ended December 31, 2024, 2023, and 2022, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statements of operations as follows:

	2024	2023	2022
Derivatives not designated as hedging instruments:
Commodity contracts	$(1,222,695)	$24,295,668	$(1,731,138)
Foreign exchange contracts	104,655	741,696	(434,848)
Interest rate swaps, caps and floors	52,836	(172,821)	1,092,407
Totals	$(1,065,204)	$24,864,543	$(1,073,579)
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
The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31:

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$44,241,428	$—	$44,241,428
Commodity derivative instruments	$801,101	$1,338,736	$—	$2,139,837
Provisionally priced contracts	$—	$13,593,068	$—	$13,593,068

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$70,872,435	$—	$70,872,435
Commodity derivative instruments	$4,394,994	$—	$—	$4,394,994
Provisionally priced contracts	$—	$21,530,506	$—	$21,530,506
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
Estimated fair values of inventories and provisionally priced contracts stated at market are based on exchange-quoted prices, adjusted for differences in local markets and quality, referred to as basis. Market valuations for the Company’s inventories are adjusted for location and quality (basis) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade.
The basis adjustments are generally determined using inputs from competitor and broker quotations or market transactions and are considered observable. Basis adjustments are impacted by specific local supply and demand characteristics at each facility and the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these basis adjustments.
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
Note 11 - Members' Equity
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
Note 13 - Subsequent Events
Except for the events listed below, we evaluated all of our activity and concluded that no subsequent events have occurred that would require recognition in our consolidated financial statements or disclosed in the notes to our consolidated financial statements.
On February 4, 2025, the Company’s Board of Managers declared a cash distribution to its members of approximately $7.6 million. The distribution was issued and paid to members on February 6, 2025 in accordance with the Company's operating agreement and distribution policy.
On March 17, 2025, the Company entered into an Amended and Restated Credit Agreement ("Restated Credit Agreement") with our lender, CoBank, ACB of Greenwood Village, Colorado, which amends and restates our existing Credit Agreement dated September 20, 2023, our revolving term note dated March 2, 2023. The Restated Credit Agreement includes several key changes. The principal available on the seasonal loan decreases from $85.0 million to $70.0 million, and the maturity date is extended to December 1, 2025. The revolving term loan limit increases from $10.2 million to $65.0 million, and starting on March 20, 2025, the amount available for borrowing will be reduced by $3.25 million every six months until the loan matures on March 20, 2028. Additionally, the note payable for the Company’s investment in our subsidiary, High Plains Partners, LLC, the proceeds of which were contributed for the construction of the Mitchell facility, has been consolidated into the revolving term loan.
The Restated Credit Agreement also revises certain standard financial covenants, including the maintenance of specific financial ratios, limitations on certain investments, and restrictions on distributions.
19