Form 10-Q
period 2025-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2025-05-09
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 9, 2025, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Consolidated Financial Statements
March 31, 2025 and 2024

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,417,852	$39,594,084
Trade accounts receivable	27,762,639	29,771,609
Inventories	66,258,532	45,078,676
Commodity derivative instruments	7,113,329	9,600,761
Prepaid expenses	2,150,595	2,976,524
Total current assets	109,702,947	127,021,654

Property and equipment	495,304,869	435,335,629
Less accumulated depreciation	(77,409,193)	(75,554,375)
Total property and equipment, net	417,895,676	359,781,254

Other assets
Investments	19,156,025	18,605,021
Right-of-use lease asset, net	35,013,228	35,829,689
Other assets	656,000	656,000
Total other assets	54,825,253	55,090,710

Total assets	$582,423,876	$541,893,618
(continued on the following page)

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets (continued)

	March 31, 2025	December 31, 2024
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$8,079,993	$12,972,629
Note payable - seasonal loan	7,352,079	—
Current maturities of long-term debt	6,500,000	9,000,000
Accounts payable	1,770,380	3,979,895
Accrued commodity purchases	31,481,084	54,412,561
Commodity derivative instruments	3,290,277	3,500,672
Current portion- operating leases	3,567,109	3,512,822
Accrued expenses	4,340,524	4,623,969
Contract liabilities	6,458,366	10,524,222
Total current liabilities	72,839,812	102,526,770

Long-term liabilities
Long-term debt, net	133,086,482	57,673,180
Long-term operating lease liabilities	29,069,333	29,881,151
Other long-term liabilities	15,053,402	15,855,793
Total long-term liabilities	177,209,217	103,410,124

Commitments and contingencies (Notes 4, 5, 6, and 10)

Members' equity (30,411,500 units issued and outstanding)	174,980,121	178,279,321
Non-controlling interests in consolidated entities	157,394,726	157,677,403
Total members' equity	332,374,847	335,956,724

Total liabilities and members' equity	$582,423,876	$541,893,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2025 and 2024

	2025	2024

Revenues	$117,913,309	$148,260,904

Cost of revenues:
Cost of product sold	90,093,330	120,305,605
Production	10,643,751	9,387,312
Freight and rail	11,269,924	11,231,938
Total cost of revenues	112,007,005	140,924,855

Gross profit	5,906,304	7,336,049

Operating expenses:
Administration	1,724,966	1,634,373
Operating income	4,181,338	5,701,676

Other income (expense):
Interest expense	(1,150,926)	(1,453,991)
Other non-operating income (expense)	214,623	1,401,412
Patronage dividend income	845,361	429,888
Total other income (expense)	(90,942)	377,309

Net income	4,090,396	6,078,985

Net income (loss) attributable to non-controlling interests in consolidating entities	(282,677)	604,531
Net income attributable to Company	$4,373,073	$5,474,454

Basic and diluted earnings per capital unit	$0.14	$0.18

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,411,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Changes in Members' Equity (Unaudited)
For the Three Months Ended March 31, 2025 and 2024

	Class A Units		Noncontrolling	Total
	Units	Amount	Interests	Equity

Balances, December 31, 2023	30,411,500	$197,494,454	$98,737,147	$296,231,601
Net income	—	5,474,454	604,531	6,078,985
Distribution to members	—	(39,534,950)	—	(39,534,950)
Issuance of units in consolidated entities	—	—	57,500,000	57,500,000
Redemption of units in consolidated entities	—	—	(2,500)	(2,500)
Balances, March 31, 2024	30,411,500	$163,433,958	$156,839,178	$320,273,136

Balances, December 31, 2024	30,411,500	$178,279,321	$157,677,403	$335,956,724
Net income (loss)	—	4,373,073	(282,677)	4,090,396
Distributions to members	—	(7,672,273)	—	(7,672,273)
Balances, March 31, 2025	30,411,500	$174,980,121	$157,394,726	$332,374,847
The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2025 and 2024

	2025	2024
Operating activities
Net income	$4,090,396	$6,078,985
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,982,056	1,504,134
Net gain recognized on derivative activities	(133,560)	(1,496,432)
Non-cash patronage dividends	(184,892)	(59,701)
Change in current operating assets and liabilities	(45,701,126)	(37,843,896)
Net cash used in operating activities	(39,947,126)	(31,816,910)

Investing activities
Increase in other assets	—	(319,500)
Purchase of property and equipment	(60,803,453)	(22,819,989)
Net cash used in investing activities	(60,803,453)	(23,139,489)

Financing activities
Change in excess of outstanding checks over bank balances	(4,892,636)	(10,752,187)
Net proceeds (payments) from seasonal borrowings	7,352,079	54,255,183
Proceeds from issuance of capital units	—	57,500,000
Distributions paid to members	(7,672,273)	(39,534,950)
Proceeds from long-term debt	76,037,177	56,400,000
Principal payments on long-term debt	(3,250,000)	(600,000)
Net cash provided by financing activities	67,574,347	117,268,046

Net change in cash and cash equivalents	(33,176,232)	62,311,647

Cash and cash equivalents, beginning of period	39,594,084	72,910,336

Cash and cash equivalents, end of period	$6,417,852	$135,221,983

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$1,150,926	$678,278

Noncash investing and financing activities:
Soybean meal contributed as investment	$366,112	$1,436,420

Property and equipment included in accounts payable and other long-term liabilities	$14,886,599	$—

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
In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The balance sheet data as of December 31, 2024 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2024, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 28, 2025.
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
Receivables and Credit Policies
Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms, which are generally thirty to sixty days from invoice date. Accounts considered uncollectible are written off. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers' financial condition, credit history, current and future economic conditions, and unusual circumstances, if any. The valuation allowance was determined to be immaterial as of March 31, 2025 and December 31, 2024, respectively.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. These customer prepayments totaled $6,458,366 and $10,524,222 as of March 31, 2025 and December 31, 2024, respectively. Of the $10,524,222 balance as of December 31, 2024, the Company recognized $4,558,128 as revenues for the three months ended March 31, 2025. Of the $737,503 customer prepayments as of December 31, 2023, the Company recognized $352,355 of contract liabilities as revenues during the three months ended March 31, 2024.
The following table presents a disaggregation of revenue from contracts with customers for the three-month periods ended March 31, 2025 and 2024, by product type:

	2025	2024

Soybean meal and hulls	$68,255,432	$83,398,043
Soybean oil and oil byproducts	49,657,877	64,862,861

Totals	$117,913,309	$148,260,904
Recent accounting pronouncements
Any recent accounting pronouncements are not expected to have a material impact on our condensed financial statements.
Note 2 -           Inventories
The Company’s inventories consist of the following on March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Finished goods	$29,239,049	$27,477,041
Raw materials	36,463,448	17,090,010
Supplies & other inventories	556,035	511,625

Totals	$66,258,532	$45,078,676
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 3 -         Property and Equipment
The following is a summary of the Company's property and equipment at March 31, 2025 and December 31, 2024:

	2025			2024
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,802,812	(1,436,662)	1,366,150	1,364,197
Buildings and improvements	35,351,616	(12,999,780)	22,351,836	22,531,217
Machinery and equipment	112,389,406	(60,731,277)	51,658,129	51,949,033
Railroad cars	10,411,185	(941,782)	9,469,403	9,521,459
Company vehicles	280,949	(146,079)	134,870	143,184
Furniture and fixtures	2,046,444	(1,153,613)	892,831	719,557
Construction in progress	331,506,131	—	331,506,131	273,036,281

Totals	$495,304,869	$(77,409,193)	$417,895,676	$359,781,254
Depreciation of property and equipment was $1,855,931 and $1,504,134 for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025, the Company had unpaid commitments of approximately $118.6 million for construction and acquisition of property and equipment and is scheduled to be completed by the fourth quarter of 2025.
The Company capitalized interest on major construction projects in progress of approximately $1,130,000 and $0, for the three months ended March 31, 2025 and 2024, respectively.
As of March 31, 2025 and December 31, 2024, respectively, the Company has approximately $14.9 million and $15.7 million respectively, in payables related to the construction of the facility in Mitchell, South Dakota. These construction payables are classified as non-current liabilities due to management's intent and ability to settle these liabilities using the Company’s long-term credit facilities.
Note 4 -         Note Payable – Seasonal Loan
The Company entered into a revolving credit agreement with a lending institution which expires on December 1, 2025. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $70 million, with all advances secured. Interest accrues at a variable rate (6.56% as of March 31, 2025). The Company pays a 0.20% annual commitment fee on any funds not borrowed. Outstanding advances totaled $7,352,079 and $0 as of March 31, 2025 and December 31, 2024, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were approximately $62.6 million as of March 31, 2025.
Beginning July 1, 2025, the credit facilities agreement will provide the Company a revolving seasonal loan which expires on September 1, 2026. The purpose of the credit agreement is to finance the operating needs of High Plains Processing, LLC. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (7.76% at March 31, 2025). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding as of March 31, 2025 and December 31, 2024

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 5 -         Long-Term Debt
The following is a summary of the Company's long-term debt on March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Revolving term loans	$61,750,000	$50,500,000
Delayed-draw term loan	80,252,312	18,715,135
	142,002,312	69,215,135
Less current maturities	(6,500,000)	(9,000,000)
Less unamortized debt issuance costs	(2,415,830)	(2,541,955)

	$133,086,482	$57,673,180
The Company has a credit agreement with a lending institution that includes a revolving term loan and a seasonal loan. The credit agreements are secured by substantially all business assets of South Dakota Soybean Processors, LLC.
The revolving term loan provides for a maximum borrowing of $65.0 million and the amount available for borrowing on the revolving term loan will decrease by $3.25 million every six months until the loan's maturity date of March 20, 2028.  Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of March 31, 2025 was 6.86%. The Company pays a 0.40% annual commitment fee on any funds not borrowed. There were no remaining commitments available to borrow on the revolving term loan as of March 31, 2025.
The Company has a credit facilities agreement with a lending institution that includes a delayed-draw term loan, a revolving term loan, and a revolving seasonal loan. The credit facilities agreement is secured by substantially all business assets of the High Plains Processing, LLC.
The delayed-draw term loan provides borrowing up to $254.0 million until March 31, 2026 to finance the construction of the operating facility in Mitchell, South Dakota. The Company will make quarterly principal payments of $4.50 million plus interest beginning six months after the outside completion date as defined within the agreement. The quarterly principal payments will increase each year by $1.0 million on the anniversary date. The delayed-draw term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of March 31, 2025 was 7.76%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were approximately $173.75 million available to borrow on the delayed draw term loan as of March 31, 2025.
The revolving term loan provides for a maximum borrowing of $40.0 million. The revolving term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of March 31, 2025 was 7.76%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were $40 million in remaining commitments available to borrow on the revolving term loan as of March 31, 2025.
Under the agreements, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios that limits distributions.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following are minimum principal payments on long-term debt obligations for the twelve-month periods ending March 31:

2026	$6,500,000
2027	24,500,000
2028	70,750,000
2029	26,000,000
2030	14,252,312

Total	$142,002,312
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed consolidated statements of operations for the three-month periods ended March 31, 2025 and 2024 were as follows:

	2025	2024

Cost of revenues - Freight and rail	$1,292,470	$1,071,723
Cost of revenues - Production	84,148	65,709
Administration expenses	6,434	4,492
Total operating lease costs	$1,383,052	$1,141,924
The following summarizes the supplemental cash flow information for the three-month periods ended March 31, 2025 and 2024:

	2025	2024

Cash paid for amounts included in the measurement of lease liabilities	$946,860	$1,024,371

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$155,886	$831,971
The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of March 31, 2025:

Weighted-average remaining lease-term - operating leases (in years)	9.3

Weighted-average discount rate - operating leases	4.8%

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of March 31, 2025:

	Railcars	Other	Total
Twelve-month periods ended March 31:
2026	$5,163,159	$73,950	$5,237,109
2027	4,958,634	69,416	5,028,050
2028	4,199,909	64,902	4,264,811
2029	4,191,219	52,289	4,243,508
2030	4,041,594	32,117	4,073,711
Thereafter	17,735,294	48,607	17,783,901
Total lease payments	40,289,809	341,281	40,631,090
Less amount of lease payments representing interest	(7,941,852)	(52,796)	(7,994,648)

Total present value of lease payments	$32,347,957	$288,485	$32,636,442
Note 7 -        Member Distribution
On February 4, 2025, the Company’s Board of Managers declared and approved a cash distribution of approximately $7.6 million, or $0.25 per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy in February 06, 2025.
Note 8 -         Derivative Instruments and Hedging Activities
In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange and interest rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts, and interest rate swaps, caps and floors. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Futures and options contracts, along with margin deposit, are with a single counterparty and are subject to a right of offset. As a result, these items are netted on the balance sheet, regardless of their position. In contrast, forward contracts are with multiple counterparties and do not have a right of offset. Therefore, these contracts are reported at their gross amounts on the balance sheet. These contracts are recorded on the Company’s consolidated balance sheets at fair value as discussed in Note 9, Fair Value.
Derivatives not designated as hedging instruments at of March 31, 2025 and December 31, 2024 were as follows:

	Balance Sheet Classification	March 31, 2025	December 31, 2024

Forward contracts in gain position		$4,660,461	$4,839,408
Futures and options in gain position		3,266,260	4,415,641
Futures and options in loss position		(4,310,902)	(3,614,540)
Total forward, futures and options contracts		3,615,819	5,640,509
Margin deposit		3,497,510	3,960,252
	Current assets	$7,113,329	$9,600,761

Forward contracts in loss position		$3,265,099	$3,483,207
Interest rate swap		25,178	17,465
	Current liabilities	$3,290,277	$3,500,672

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

During the three-month periods ended March 31, 2025 and 2024, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed consolidated statements of operations as follows:

	2025	2024
Derivatives not designated as hedging instruments:
Commodity contracts	$168,740	$1,414,819
Foreign exchange contracts	(27,467)	45,866
Interest rate swaps, caps and floors	(7,713)	35,747

Totals	$133,560	$1,496,432
Note 9 -       Fair Value
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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

	Fair Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$65,702,497	$—	$65,702,497
Commodity derivative instruments	$(1,044,642)	$1,370,184	$—	$325,542
Provisionally priced contracts	$—	$14,596,330	$—	$14,596,330

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$44,241,428	$—	$44,241,428
Commodity derivative instruments	$801,101	$1,338,736	$—	$2,139,837
Provisionally priced contracts	$—	$13,593,068	$—	$13,593,068

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
Note 10 -       Commitments and Contingencies
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
Note 11 -       Subsequent Event
The Company evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2025, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2024. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2024.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
Our consolidated net income for the three-months ended March 31, 2025 decreased from $6.1 million in 2024 to $4.1 million in 2025. The Chicago Board Crush, a key measure of soybean processing profitability published by the Chicago Board of Trade, has edged slightly lower compared to the previous three-month period. A softening in demand for soybean oil was the principal cause for the decrease in net income.
Regulatory developments and uncertainty tied to biofuels programs also played a role. While the full implications of the 45Z production credit for clean transportation fuel remains unclear, market sentiment suggests a strong desire to expand renewable fuel output and to address the increasing volume of used cooking oil imports.
Looking ahead, the market in 2025 appears to be gradually adapting to the challenges encountered in 2024. Soybean meal and oil exports are currently tracking at a record-setting pace, although the potential for global tariffs may temper future progress. Nonetheless, we are well positioned to capitalize on market opportunities, supported by an ample supply of soybeans from last year’s crop. This robust supply base enhances our operational flexibility and strengthens our export competitiveness in a dynamic global environment.
On the operational front, the High Plains Processing plant near Mitchell, South Dakota—co-owned through our subsidiaries—is progressing well. Construction remains on schedule and equipment deliveries are nearly complete. Barring any significant weather-related disruptions or construction delays, we expect the plant to begin operations in the fall of 2025.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	$	% of Revenue	$	% of Revenue
Revenue	$117,913,309	100.0	$148,260,904	100.0
Cost of revenues	(112,007,005)	(95.0)	(140,924,855)	(95.1)
Gross profit	5,906,304	5.0	7,336,049	4.9
Operating expenses	(1,724,966)	(1.5)	(1,634,373)	(1.1)
Interest expense	(1,150,926)	(1.0)	(1,453,991)	(1.0)
Other non-operating income (expense)	1,059,984	0.9	1,831,300	1.2
Net income	4,090,396	3.5	6,078,985	4.1
Net income (loss) attributable to non-controlling interests in consolidated entities	(282,677)	(0.2)	604,531	0.4

Net income attributable to Company	$4,373,073	3.7	$5,474,454	3.7

Revenue – Revenue decreased by $30.3 million, or 20.5%, for the three months ended March 31, 2025, compared to the same period in 2024 due to decreases in the average sales price of soybean products. The average price of soybean oil decreased 21.4% during the three months ended March 31, 2025, compared to the same period in 2024, due to a decrease in demand from the energy sector as refining margins for biodiesel and renewable diesel producers came under pressure from overproduction, which led to production slowdowns at some location, and a trend that has continued into 2025. In addition, imports of used cooking oil and other feedstocks lower-priced alternatives to soybean oil flooded the market and directly affected soybean oil sales. The average soybean meal prices also declined by 18.7% from 2024 due to an increase in U.S. soybean crushing capacity in 2024.
Gross Profit/Loss – Gross profit decreased by $1.4 million, or 19.5%, for the three months ended March 31, 2025, compared to the same period in 2024. The decrease was mainly due to declining board crush margins which was caused by a decrease in demand for soybean oil and an increase in the U.S. soybean meal supply.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, remained relatively constant during the three months ended March 31, 2025, compared to the same period in 2024.
Interest Expense – Interest expense decreased by $303,000, or 20.8%, during the three months ended March 31, 2025, compared to the same period in 2024. The decrease in interest expense was principally due to a decrease in borrowings from our credit facilities (excluding loans by our subsidiary, High Plains Processing), with an average debt level of $56.7 million during the three months ended March 31, 2025, compared to $74.0 million during the same period in 2024. Additionally, approximately $1.1 million in interest costs related to the construction of the High Plains Processing facility were capitalized during the three months ended March 31, 2025, compared to $0 in the same period of 2024.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $0.8 million during the three months ended March 31, 2025, compared to the same period in 2024. The decline was primarily driven by an approximate $1.1 million decrease in interest income earned on investment proceeds held by our subsidiaries in connection with the equity financing of the High Plains Processing plant.
Net Income/Loss – During the three-month period ended March 31, 2025, we generated net income attributed to the Company of $4.4 million compared to $5.5 million for the same period in 2024. The $1.1 million decrease was primarily attributable to decreased gross margins.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from operations and borrowings from our two revolving lines of credit, which are discussed in the section titled “Indebtedness.” As of March 31, 2025, we had working capital, defined as current assets less current liabilities, of approximately $36.9 million, compared to $151.2 million on March 31, 2024. Working capital decreased between periods primarily due to expenditures related to the construction and development of the High Plains Processing plant, which we have a controlling ownership stake through our subsidiaries.
Comparison of the Three Months Ended March 31, 2025 and 2024

	2025	2024
Net cash used for operating activities	$(39,947,126)	$(31,816,910)
Net cash used for investing activities	(60,803,453)	(23,139,489)
Net cash provided by financing activities	67,574,347	117,268,046
Cash Flows Provided By (Used For) Operations
The $8.1 million increase in cash flows used for operating activities was largely due to a $10.0 million increase in inventories offset by a decrease in net income of approximately $2.0 million.
Cash Flows Used For Investing Activities
The $37.7 million increase in cash flows used for investing activities during the three-month period ended March 31, 2025, compared to the same period in 2024, was due to an increase in expenditures for purchases of various property and equipment used for the construction and development of the High Plains Processing plant.
Cash Flows Provided By Financing Activities
The $49.7 million decrease in cash flows provided by financing activities was principally due to a decrease in proceeds from issuance of new capital units in our consolidated entities and a decrease in borrowings with our lender. During the three months ended March 31, 2024, our subsidiaries received $57.5 million in investment proceeds in connection with their equity financing, which were subsequently contributed for the construction and development of the High Plains Processing plant. Net proceeds from seasonal borrowings and long-term debt were $80.1 million during the three months ended March 31, 2025, compared to $110.1 million during the same period in 2024. Partially offsetting the decrease was a $31.8 million reduction in cash distributions to members during the three-month period ended March 31, 2025, compared to the same period in 2024.
Indebtedness
We hold various credit facilities with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds, as needed, up to the credit line maximum, or $65.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $3.25 million every six months until the credit line’s maturity on March 20, 2028, at which time a balloon payment for the remaining balance is due. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $61.8 million and $50.5 million as of March 31, 2025 and December 31, 2024, respectively. Under this loan, there were no additional funds available to borrow as of March 31, 2025.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. We may borrow up to $70.0 million until the loan's maturity on December 1, 2025. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of March 31, 2025 and December 31, 2024, the principal balance outstanding on this credit line was $7.4 million and $0, respectively. Under this loan, there were $62.6 million of additional funds available to borrow as of March 31, 2025.

The third line of credit is a delayed-draw term loan. Under this loan, our subsidiary may borrow funds, as needed up to $254.0 million until March 31, 2026. Principal payments of $4.5 million are made quarterly beginning six months after the completion date of the High Plains Processing facility. The quarterly principal payments will increase by $1.0 million on the anniversary date and continue until the maturity date of December 31, 2029. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed;. The principal balance outstanding on this note was $80.3 million and $18.7 million as of March 31, 2025 and December 31, 2024, respectively. Under this note, there were $173.7 million of funds available to borrow as of March 31, 2025.
The fourth credit line is a revolving long-term loan. Under this loan, our subsidiary may borrow funds, as needed, up to the credit line maximum, or $40.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line until the credit line’s maturity on December 31, 2029 at which time a balloon payment for the remaining balance is due. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $0 as of March 31, 2025 and December 31, 2024. Under this loan, there were $40.0 million of additional funds available to borrow as of March 31, 2025.
The last credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance the operating needs of the High Plains Processing facility. Beginning July 1, 2025, our subsidiary may borrow up to $85.0 million until the loan's maturity on September 1, 2026. A 0.20% annual commitment fee is paid on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of March 31, 2025 and December 31, 2024, there was no principal balance outstanding on this credit line.
The revolving, seasonal and delayed-draw term loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on all three loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the loans was range between 6.56% and 7.76% as of March 31, 2025.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$169,656,000	$16,741,000	$109,995,000	$42,920,000	$—

Operating Lease Obligations	40,631,000	5,237,000	9,293,000	8,317,000	17,784,000

Totals	$210,287,000	$21,978,000	$119,288,000	$51,237,000	$17,784,000
(1)    Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of our Financial Statements under Part I, Item 1, for a discussion on the impact, if any, of the recently pronounced accounting standards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

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
As of March 31, 2025, we had $0 in fixed-rate debt outstanding and $510.8 million of variable-rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable-rate debt could have an estimated impact on profitability of approximately $5.1 million per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2025.
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
Item 1A. Risk Factors.
During the quarter ended March 31, 2025, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2024 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
Insider Adoption or Termination of Trading Arrangements
During the three months ended March 31, 2025, none of our managers or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K..
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	May 9, 2025	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 9, 2025	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)