Form 10-Q
period 2025-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2025-08-08
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 8, 2025, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Consolidated Financial Statements
June 30, 2025 and 2024

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,178,677	$39,594,084
Trade accounts receivable	28,699,700	29,771,609
Inventories	64,927,990	45,078,676
Commodity derivative instruments	10,797,055	9,600,761
Prepaid expenses	1,784,820	2,976,524
Total current assets	113,388,242	127,021,654

Property and equipment	556,814,779	435,335,629
Less accumulated depreciation	(79,254,112)	(75,554,375)
Total property and equipment, net	477,560,667	359,781,254

Other assets
Investments	19,156,025	18,605,021
Right-of-use lease asset, net	34,030,851	35,829,689
Other assets	982,688	656,000
Total other assets	54,169,564	55,090,710

Total assets	$645,118,473	$541,893,618
(continued on the following page)

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets (continued)

	June 30, 2025	December 31, 2024
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$8,043,375	$12,972,629
Notes payable - seasonal loans	4,595,604	—
Current maturities of long-term debt	6,500,000	9,000,000
Accounts payable	2,114,715	3,979,895
Accrued commodity purchases	36,242,090	54,412,561
Commodity derivative instruments	6,920,717	3,500,672
Current portion - operating leases	3,605,211	3,512,822
Accrued expenses	4,749,847	4,623,969
Contract liabilities	2,504,687	10,524,222
Total current liabilities	75,276,246	102,526,770

Long-term liabilities
Long-term debt, net	197,321,022	57,673,180
Long-term operating lease liabilities	28,107,783	29,881,151
Other long-term liabilities	14,489,469	15,855,793
Total long-term liabilities	239,918,274	103,410,124

Commitments and contingencies (Notes 4, 5, 6, and 10)

Members' equity (30,411,500 units issued and outstanding)	174,006,974	178,279,321
Non-controlling interests in consolidated entities	155,916,979	157,677,403
Total members' equity	329,923,953	335,956,724

Total liabilities and members' equity	$645,118,473	$541,893,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2025 and 2024

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$110,640,734	$149,716,835	$228,554,043	$297,977,739

Cost of revenues:
Cost of product sold	87,741,582	119,307,473	177,834,912	239,613,078
Production	11,604,135	9,430,701	22,247,886	18,818,013
Freight and rail	11,021,642	12,417,317	22,291,566	23,649,255
Total cost of revenues	110,367,359	141,155,491	222,374,364	282,080,346

Gross profit	273,375	8,561,344	6,179,679	15,897,393

Operating expenses:
Administration	1,681,784	1,503,055	3,406,750	3,137,428
Operating income (loss)	(1,408,409)	7,058,289	2,772,929	12,759,965

Other income (expense):
Interest expense	(1,227,078)	(1,919,069)	(2,378,004)	(3,373,060)
Other non-operating income (expense)	184,547	1,497,166	399,170	2,898,578
Patronage dividend income	46	—	845,407	429,888
Total other income (expense)	(1,042,485)	(421,903)	(1,133,427)	(44,594)

Net income (loss)	(2,450,894)	6,636,386	1,639,502	12,715,371

Net income (loss) attributable to non-controlling interests in consolidating entities	(1,477,747)	606,027	(1,760,424)	1,210,558
Net income (loss) attributable to Company	$(973,147)	$6,030,359	$3,399,926	$11,504,813

Basic and diluted earnings (loss) per capital unit	$(0.03)	$0.20	$0.11	$0.38

Weighted average number of capital units outstanding for calculation of basic and diluted earnings (loss) per capital unit	30,411,500	30,411,500	30,411,500	30,411,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Changes in Members' Equity (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2025 and 2024

	Class A Units		Noncontrolling	Total
	Units	Amount	Interests	Equity

Balances, December 31, 2023	30,411,500	$197,494,454	$98,737,147	$296,231,601
Net income	—	5,474,454	604,531	6,078,985
Distribution to members	—	(39,534,950)	—	(39,534,950)
Issuance of units in consolidated entities	—	—	57,500,000	57,500,000
Redemption of units in consolidated entities	—	—	(2,500)	(2,500)
Balances, March 31, 2024	30,411,500	163,433,958	156,839,178	320,273,136
Net income	—	6,030,359	606,027	6,636,386
Balances, June 30, 2024	30,411,500	$169,464,317	$157,445,205	$326,909,522

Balances, December 31, 2024	30,411,500	$178,279,321	$157,677,403	$335,956,724
Net income (loss)	—	4,373,073	(282,677)	4,090,396
Distributions to members	—	(7,672,273)	—	(7,672,273)
Balances, March 31, 2025	—	174,980,121	157,394,726	332,374,847
Net loss	—	(973,147)	(1,477,747)	(2,450,894)
Balances, June 30, 2025	30,411,500	$174,006,974	$155,916,979	$329,923,953
The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2025 and 2024

	2025	2024
Operating activities
Net income	$1,639,502	$12,715,371
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,969,130	3,023,367
Net loss recognized on derivative activities	2,484,115	995,622
Non-cash patronage dividends	(184,892)	(59,701)
Change in current operating assets and liabilities	(45,962,208)	(19,810,614)
Net cash used in operating activities	(38,054,353)	(3,135,955)

Investing activities
Increase in other assets	(326,688)	(319,500)
Purchase of property and equipment	(122,921,005)	(69,958,342)
Net cash used in investing activities	(123,247,693)	(70,277,842)

Financing activities
Change in excess of outstanding checks over bank balances	(4,929,254)	(6,903,221)
Net proceeds from seasonal borrowings	4,595,604	32,365,300
Proceeds from issuance of capital units	—	57,500,000
Distributions paid to members	(7,672,273)	(39,534,950)
Payments for debt issue costs	(16,945)	—
Proceeds from long-term debt	140,159,507	56,400,000
Principal payments on long-term debt	(3,250,000)	(600,000)
Net cash provided by financing activities	128,886,639	99,227,129

Net change in cash and cash equivalents	(32,415,407)	25,813,332

Cash and cash equivalents, beginning of period	39,594,084	72,910,336

Cash and cash equivalents, end of period	$7,178,677	$98,723,668

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,378,004	$2,849,141

Noncash investing and financing activities:
Soybean meal contributed as investment	$366,112	$1,436,420

Property and equipment included in accounts payable and other long-term liabilities	$14,291,957	$—

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
Receivables and Credit Policies
Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms, which are generally thirty to sixty days from invoice date. Accounts considered uncollectible are written off. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering customers' financial condition, credit history, current and future economic conditions, and unusual circumstances, if any. The valuation allowance was determined to be immaterial as of June 30, 2025 and December 31, 2024, respectively.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. These customer prepayments totaled $2,504,687 and $10,524,222 as of June 30, 2025 and December 31, 2024, respectively. Of the $10,524,222 balance as of December 31, 2024, the Company recognized $3,839,185 and $8,397,313 as revenues for the three and six months ended June 30, 2025, respectively. Of the $737,503 customer prepayments as of December 31, 2023, the Company recognized $133,935 and $486,290 of contract liabilities as revenues during the three and six months ended June 30, 2024, respectively.
The following table presents a disaggregation of revenue from contracts with customers for the three and six-month periods ended June 30, 2025 and 2024, by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Soybean meal and hulls	$64,408,939	$85,687,691	$132,664,371	$169,085,734
Soybean oil and oil byproducts	46,231,795	64,029,144	95,889,672	128,892,005

Totals	$110,640,734	$149,716,835	$228,554,043	$297,977,739
Cash Flow
The Company maintains a revolving line of credit that functions as a sweep account. Borrowings and repayments occur on a daily basis to manage cash balances efficiently and minimize interest expense. The activity is presented on a net basis in the statement of cash flows due to the short-term nature and frequency of the transactions, consistent with the Company’s cash management practices.
Recent accounting pronouncements
Any recent accounting pronouncements are not expected to have a material impact on our condensed financial statements.
Note 2 -           Inventories
The Company’s inventories consist of the following on June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Finished goods	$35,619,282	$27,477,041
Raw materials	28,777,061	17,090,010
Supplies & other inventories	531,647	511,625

Totals	$64,927,990	$45,078,676
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 3 -         Property and Equipment
The following is a summary of the Company's property and equipment at June 30, 2025 and December 31, 2024:

	2025			2024
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,802,812	(1,477,686)	1,325,126	1,364,197
Buildings and improvements	35,351,616	(13,223,080)	22,128,536	22,531,217
Machinery and equipment	113,069,161	(62,207,782)	50,861,379	51,949,033
Railroad cars	10,411,185	(993,838)	9,417,347	9,521,459
Company vehicles	280,949	(154,394)	126,555	143,184
Furniture and fixtures	2,046,444	(1,197,332)	849,112	719,557
Construction in progress	392,336,286	—	392,336,286	273,036,281

Totals	$556,814,779	$(79,254,112)	$477,560,667	$359,781,254
Depreciation of property and equipment was $1,857,919 and $1,519,233 for the three months ended June 30, 2025 and 2024, respectively, and $3,713,850 and $3,023,367 for the six months ended June 30, 2025 and 2024, respectively .
As of June 30, 2025 and December 31, 2024, respectively, the Company has approximately $14.3 million and $15.7 million respectively, in payables related to the construction of the facility in Mitchell, South Dakota. These construction payables are classified as non-current liabilities due to management's intent and ability to settle these liabilities using the Company’s long-term credit facilities.
As of June 30, 2025, the Company had unpaid commitments of approximately $77.2 million for construction and acquisition of property and equipment and is scheduled to be completed by the fourth quarter of 2025.
The Company capitalized interest on major construction projects in progress of approximately $2,310,000 and $0, for the three months ended June 30, 2025 and 2024, respectively, and $3,440,000 and $0 the six months ended June 30, 2025 and 2024, respectively.
Note 4 -         Notes Payable – Seasonal Loans
The Company entered into a revolving credit agreement with a lending institution which expires on December 1, 2025. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $70 million, with all advances secured. Interest accrues at a variable rate (6.54% as of June 30, 2025). The Company pays a 0.20% annual commitment fee on any funds not borrowed. Outstanding advances totaled $4,595,604 and $0 as of June 30, 2025 and December 31, 2024, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were approximately $65.4 million as of June 30, 2025.
Beginning July 1, 2025, the credit facilities agreement will provide the Company a revolving seasonal loan which expires on September 1, 2026. The purpose of the credit agreement is to finance the operating needs of High Plains Processing, LLC. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (7.44% at June 30, 2025). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding as of June 30, 2025 and December 31, 2024

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 5 -         Long-Term Debt
The following is a summary of the Company's long-term debt on June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Revolving term loans	$61,750,000	$50,500,000
Delayed-draw term loan	131,774,642	18,715,135
Promissory note	12,600,000	—
	206,124,642	69,215,135
Less current maturities	(6,500,000)	(9,000,000)
Less unamortized debt issuance costs	(2,303,620)	(2,541,955)

	$197,321,022	$57,673,180
The Company has a credit agreement with a lending institution that includes a revolving term loan and a seasonal loan. The credit agreements are secured by substantially all business assets of South Dakota Soybean Processors, LLC.
The revolving term loan provides for a maximum borrowing of $65.0 million and the amount available for borrowing on the revolving term loan will decrease by $3.25 million every six months until the loan's maturity date of March 20, 2030.  Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of June 30, 2025 was 6.84%. The Company pays a 0.40% annual commitment fee on any funds not borrowed. There were no remaining commitments available to borrow on the revolving term loan as of June 30, 2025.
The Company has a credit facilities agreement with a lending institution that includes a delayed-draw term loan, a revolving term loan, and a revolving seasonal loan. The credit facilities agreement is secured by substantially all business assets of the High Plains Processing, LLC.
The delayed-draw term loan provides borrowing up to $254.0 million until March 31, 2026 to finance the construction of the operating facility in Mitchell, South Dakota. The Company will make quarterly principal payments of $4.50 million plus interest beginning six months after the outside completion date as defined within the agreement. The quarterly principal payments will increase each year by $1.0 million on the anniversary date. The delayed-draw term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of June 30, 2025 was 7.74%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were approximately $122.2 million available to borrow on the delayed draw term loan as of June 30, 2025.
The revolving term loan provides for a maximum borrowing of $40.0 million. The revolving term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of June 30, 2025 was 7.44%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were $40.0 million in remaining commitments available to borrow on the revolving term loan as of June 30, 2025.
Under the agreements, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios that limits distributions.
Effective March 19, 2025, the State of South Dakota Department of Transportation agreed to loan the Davison Regional Railroad Authority $12.6 million for purposes of making improvements to the railway infrastructure at the operating facility near Mitchell, South Dakota. In consideration of this secured loan, the Company agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus interest. This guarantee was converted into a direct obligation of the Company's on May 27, 2025, when the Company received the entire loan proceeds and assumed responsibility for paying the annual principal and interest payments. The note bears interest at a fixed rate of 2% per annum. Beginning in October 2026, the Company will make annual

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

principal and interest payments of $987,500. These payments will continue through October 1, 2032, at which time a final balloon payment will be due for the remaining unpaid principal and any accrued interest.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ending June 30:

2026	$6,500,000
2027	25,146,064
2028	29,248,421
2029	33,263,389
2030	102,303,300
Thereafter	9,663,468

Total	$206,124,642
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed consolidated statements of operations for the three and six-month periods ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Cost of revenues - Freight and rail	$1,312,849	$1,257,629	$2,605,319	$2,329,352
Cost of revenues - Production	70,223	72,734	154,371	138,443
Administration expenses	5,354	3,759	11,788	8,251
Total operating lease costs	$1,388,426	$1,334,122	$2,771,478	$2,476,046
The following summarizes the supplemental cash flow information for the three and six-month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Cash paid for amounts included in the measurement of lease liabilities	$1,306,898	$1,037,818	$2,253,758	$2,062,189

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$—	$15,436	$155,886	$847,407

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of June 30, 2025:

Weighted-average remaining lease-term - operating leases (in years)	9.1

Weighted-average discount rate - operating leases	4.9%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of June 30, 2025:

	Railcars	Other	Total
Twelve-month periods ended June 30:
2026	$5,162,179	$73,362	$5,235,541
2027	4,725,319	69,000	4,794,319
2028	4,191,219	64,898	4,256,117
2029	4,191,219	48,473	4,239,692
2030	3,891,969	27,776	3,919,745
Thereafter	16,837,114	41,664	16,878,778
Total lease payments	38,999,019	325,173	39,324,192
Less amount of lease payments representing interest	(7,560,839)	(50,359)	(7,611,198)

Total present value of lease payments	$31,438,180	$274,814	$31,712,994
Note 7 -        Member Distribution
On February 4, 2025, the Company’s Board of Managers declared and approved a cash distribution of approximately $7.6 million, or $0.25 per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 6, 2025.
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
Derivatives not designated as hedging instruments as of June 30, 2025 and December 31, 2024 were as follows:

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Balance Sheet Classification	June 30, 2025	December 31, 2024

Forward contracts in gain position		$6,896,337	$4,839,408
Futures and options in gain position		7,036,568	4,415,641
Futures and options in loss position		(12,067,486)	(3,614,540)
Total forward, futures and options contracts		1,865,419	5,640,509
Margin deposit		8,931,636	3,960,252
	Current assets	$10,797,055	$9,600,761

Forward contracts in loss position		$6,891,135	$3,483,207
Interest rate swap		29,582	17,465
	Current liabilities	$6,920,717	$3,500,672
During the three and six-month periods ended June 30, 2025 and 2024, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed consolidated statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Commodity contracts	$(2,651,990)	$(2,512,325)	$(2,483,250)	$(1,097,506)
Foreign exchange contracts	38,719	14,435	11,252	60,301
Interest rate swaps, caps and floors	(4,404)	5,836	(12,117)	41,583

Totals	$(2,617,675)	$(2,492,054)	$(2,484,115)	$(995,622)
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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Fair Value as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$64,396,343	$—	$64,396,343
Commodity derivative instruments	$(5,030,918)	$(24,380)	$—	$(5,055,298)
Provisionally priced contracts	$—	$14,596,330	$—	$14,596,330

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$44,241,428	$—	$44,241,428
Commodity derivative instruments	$801,101	$1,338,736	$—	$2,139,837
Provisionally priced contracts	$—	$13,593,068	$—	$13,593,068
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the six-month period ended June 30, 2025, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2024. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2024.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
During the six-months ended June 30, 2025, we recorded a $8.1 million decline in net income compared to the same period in 2024. The primary cause of the decline was weaker product values for both soybean meal and soybean oil.
Soybean oil prices were significantly impacted by reduced demand from the biofuels sector. A key factor in reduced demand was the federal government’s delay in implementing critical components of the biofuel programs, prompting many biodiesel and renewable diesel producers to cut production. Additionally, a surge of imported feedstocks, such as used cooking oil, entered the U.S. market, challenging soybean oil's competitiveness due to less favorable carbon intensity scores.
An increase in soybean processing capacity resulting from several new plants coming operational further impacted the market. This expansion boosted the supply of both soybean oil and soybean meal. Although soybean meal exports remained strong, the additional domestic supply and heightened competition from South American producers pressured U.S. cash basis values, which fell to record lows in the latter half of the period.
Looking ahead, the federal government has issued guidance that is expected to strengthen biofuels demand. The proposed Renewable Volume Obligations (RVOs) under the Renewable Fuel Standard for 2026 and 2027 represent a significant increase over prior years, likely driving robust demand from the biofuels sector beginning in late 2025 and continuing through 2027.
Further, new legislation has been introduced to address the impact of imported feedstocks and biofuels on domestic markets. Elements of the recently passed "Big Beautiful Bill," including more favorable carbon intensity scoring for soybean oil under the 45Z tax credit framework, have already contributed to stronger soybean oil values and significantly improved board crush margin.
Construction of the High Plains Processing plant near Mitchell, South Dakota, continued to progress steadily. A relatively mild winter once again supported construction efforts, helping to keep the project on schedule. Costs remained within budgeted estimates, and design changes were minimal. The plant remains on track to begin operations in the fall of 2025.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024
	$	% of Revenue	$	% of Revenue
Revenue	$110,640,734	100.0	$149,716,835	100.0
Cost of revenues	(110,367,359)	(99.8)	(141,155,491)	(94.3)
Gross profit	273,375	0.2	8,561,344	5.7
Operating expenses	(1,681,784)	(1.5)	(1,503,055)	(1.0)
Interest expense	(1,227,078)	(1.1)	(1,919,069)	(1.3)
Other non-operating income (expense)	184,593	0.2	1,497,166	1.0
Net income (loss)	(2,450,894)	(2.2)	6,636,386	4.4
Net income (loss) attributable to non-controlling interests in consolidated entities	(1,477,747)	(1.3)	606,027	0.4

Net income (loss) attributable to Company	$(973,147)	(0.9)	$6,030,359	4.0

Revenue – Revenue decreased by $39.1 million, or 26.1%, for the three months ended June 30, 2025, compared to the same period in 2024 due to decreases in the average sales price of soybean products and in production. The average soybean meal prices declined by 15.4% from 2024 due to an increase in U.S. soybean crushing capacity in 2024. The average price of soybean oil decreased 13.2% during the three months ended June 30, 2025, compared to the same period in 2024, due to a decrease in demand from the energy sector as refining margins for biodiesel and renewable diesel producers came under pressure from overproduction, which led to production slowdowns at some location. In addition, imports of used cooking oil and other feedstocks lower-priced alternatives to soybean oil flooded the market, contributing to an oversupply and adversely affecting soybean oil sales.
Gross Profit/Loss – Gross profit decreased by $8.3 million, or 96.8%, for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was mainly due to declining board crush margins which was caused by a decrease in demand for soybean oil and an increase in the U.S. soybean meal supply.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased by $0.2 million for the three months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to higher administrative costs related to our new High Plains Processing facility. Expenses increased due to increased in administrative costs resulting from getting closer to the facility's start up in October 2025.
Interest Expense – Interest expense decreased by $692,000, or 36.1%, during the three months ended June 30, 2025, compared to the same period in 2024. The decrease in interest expense was principally due to a decrease in borrowings from our credit facilities (excluding loans by our subsidiary, High Plains Processing), with an average debt level of $61.3 million during the three months ended June 30, 2025, compared to $90.3 million during the same period in 2024. Additionally, approximately $2.3 million in interest costs related to the construction of the High Plains Processing facility were capitalized during the six months ended June 30, 2025, compared to $0 in the same period of 2024.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $1.3 million during the three months ended June 30, 2025, compared to the same period in 2024. The decline was primarily driven by an approximate $1.3 million decrease in interest income earned on investment proceeds held by our subsidiaries in connection with the equity financing of the High Plains Processing plant.
Net Income/Loss – During the three-month period ended June 30, 2025, we generated a net loss attributed to the Company of $1.0 million compared to a net income of $6.0 million for the same period in 2024. The $7.0 million decrease was primarily attributable to decreased gross margins and interest income.

Comparison of the Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
	$	% of Revenue	$	% of Revenue
Revenue	$228,554,043	100.0	$297,977,739	100.0
Cost of revenues	(222,374,364)	(97.3)	(282,080,346)	(94.7)
Gross profit	6,179,679	2.7	15,897,393	5.3
Operating expenses	(3,406,750)	(1.5)	(3,137,428)	(1.1)
Interest expense	(2,378,004)	(1.0)	(3,373,060)	(1.1)
Other non-operating income (expense)	1,244,577	0.5	3,328,466	1.1
Net income	1,639,502	0.7	12,715,371	4.3
Net income attributable to non-controlling interests in consolidated entities	(1,760,424)	(0.8)	1,210,558	0.4

Net income attributable to Company	$3,399,926	1.5	$11,504,813	3.9
Revenue – Revenue decreased by $69.4 million, or 23.3%, for the six-month period ended June 30, 2025, compared to the same period in 2024 due to decreases in the average sales price of soybean products and in production. The average soybean meal prices declined by 17.0% from 2024 due to an increase in U.S. soybean crushing capacity in 2024. The average price of soybean oil decreased 17.5% during the six months ended June 30, 2025, compared to the same period in 2024, due to a decrease in demand. Soybean oil demand from the energy sector dropped dramatically in 2024 as refining margins for biodiesel and renewable diesel producers came under intense pressure from overproduction which led to production slowdowns at some locations. In addition, imports of used cooking oil and other feedstocks flooded the market, contributing to an oversupply and adversely affecting soybean oil sales.
Gross Profit/Loss – Gross profit decreased by $9.7 million, or 61.1%, for the six months ended June 30, 2025, compared to the same period in 2024. The decrease was mainly due to declining board crush margins which was caused by a decrease in demand for soybean oil and an increase in United States soybean meal supply.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $269,000, or 8.6%, during the six-month period ended June 30, 2025, compared to the same period in 2024, due to an increase in professional and related costs associated with the start-up of the High Plains Processing plant.
Interest Expense – Interest expense decreased by $1.0 million, or 29.5%, during the six months ended June 30, 2025, compared to the same period in 2024. The decrease in interest expense was principally due to a decrease in borrowings from our credit facilities (excluding loans by our subsidiary, High Plains Processing), with an average debt level of $67.8 million during the three months ended June 30, 2025, compared to $82.1 million during the same period in 2024. Additionally, approximately $3.4 million in interest costs related to the construction of the High Plains Processing facility were capitalized during the six months ended June 30, 2025, compared to $0 in the same period of 2024.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $2.1 million during the six-month period ended June 30, 2025, compared to the same period in 2024. The increase in other non-operating income was due to a $2.2 million increase in interest income which we received from the deposit of investment proceeds received by our subsidiaries in connection with their equity financing of the High Plains Processing plant.
Net Income/Loss – During the six-month period ended June 30, 2025, we generated a net income of $3.4 million, compared to $11.5 million for the same period in 2024. The $8.1 million decrease was primarily attributable to decreased gross margins and decrease in interest income.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from operations and borrowings from our two revolving lines of credit, which are discussed in the section titled “Indebtedness.” As of June 30, 2025, we had working capital, defined as current assets less current liabilities, of approximately $38.1 million, compared to $107.8 million on June 30, 2024. Working capital decreased between periods primarily due to expenditures related to the construction and development of the High Plains Processing plant, of which we have a controlling ownership interest through our subsidiaries.
Comparison of the Six Months Ended June 30, 2025 and 2024

	2025	2024
Net cash used for operating activities	$(38,054,353)	$(3,135,955)
Net cash used for investing activities	(123,247,693)	(70,277,842)
Net cash provided by financing activities	128,886,639	99,227,129
Cash Flows Provided By (Used For) Operations
The $34.9 million decrease in cash flows used for operating activities was largely due to a $13.8 million increase in inventories, a decrease in contract liabilities of approximately $8.0 million and by a decrease in net income of approximately $11.1 million.
Cash Flows Used For Investing Activities
The $53.0 million increase in cash flows used for investing activities during the six-month period ended June 30, 2025, compared to the same period in 2024, was due to an increase in expenditures for purchases of various property and equipment used for the construction and development of the High Plains Processing plant.
Cash Flows Provided By Financing Activities
The $29.7 million increase in cash flows provided by financing activities was principally due to a decrease in proceeds from issuance of new capital units in our consolidated entities offset by an increase in borrowings with our lender. During the six months ended June 30, 2024, our subsidiaries received $57.5 million in investment proceeds in connection with their equity financing, which were subsequently contributed for the construction and development of the High Plains Processing plant. Net proceeds from seasonal borrowings and long-term debt were $141.5 million during the six months ended June 30, 2025, compared to $88.2 million during the same period in 2024. Partially offsetting the decrease was a $31.8 million reduction in cash distributions to members during the six months ended June 30, 2025, compared to the same period in 2024.
Indebtedness
We hold various credit facilities with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds, as needed, up to the credit line maximum, or $65.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $3.25 million every six months until the credit line’s maturity on March 20, 2030, at which time a balloon payment for the remaining balance is due. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $61.8 million and $50.5 million as of June 30, 2025 and December 31, 2024, respectively. Under this loan, there were no additional funds available to borrow as of June 30, 2025.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. We may borrow up to $70.0 million until the loan's maturity on December 1, 2025. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of June 30, 2025 and December 31, 2024, the principal balance outstanding on this credit line was $4.6 million and $0, respectively. Under this loan, there were $65.4 million of additional funds available to borrow as of June 30, 2025.

The third line of credit is a delayed-draw term loan. Under this loan, our subsidiary may borrow funds, as needed up to $254.0 million until March 31, 2026. Principal payments of $4.5 million are made quarterly beginning six months after the completion date of the High Plains Processing facility. The quarterly principal payments will increase by $1.0 million on the anniversary date and continue until the maturity date of December 31, 2029. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed;. The principal balance outstanding on this note was $131.8 million and $18.7 million as of June 30, 2025 and December 31, 2024, respectively. Under this note, there were $122.2 million of funds available to borrow as of June 30, 2025.
The fourth credit line is a revolving long-term loan. Under this loan, our subsidiary may borrow funds, as needed, up to the credit line maximum, or $40.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line until the credit line’s maturity on December 31, 2029 at which time a balloon payment for the remaining balance is due. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $0 as of June 30, 2025 and December 31, 2024. Under this loan, there were $40.0 million of additional funds available to borrow as of June 30, 2025.
The last credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance the operating needs of the High Plains Processing facility. Beginning July 1, 2025, our subsidiary may borrow up to $85.0 million until the loan's maturity on September 1, 2026. A 0.20% annual commitment fee is paid on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of June 30, 2025 and December 31, 2024, there was no principal balance outstanding on this credit line.
The revolving, seasonal and delayed-draw term loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on all three loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the loans was range between 6.54% and 7.44% as of June 30, 2025.
On March 19,2025, the State of South Dakota Department of Transportation agreed to loan the Davison Regional Railroad Authority $12.6 million for purposes of making improvements to the railway infrastructure at the operating facility near Mitchell, South Dakota. In consideration of this secured loan, agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2.0% interest. This guarantee was converted into a direct obligation of ours on May 27, 2025, when we received the entire loan proceeds and assumed responsibility for the annual principal and interest payments of $987,500, which begins on October 1, 2026. These payments will continue through October 1, 2032, at which time a final balloon payment will be due for the remaining unpaid principal and any accrued interest.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$258,530,300	$20,700,000	$79,102,000	$148,533,000	$10,195,300

Operating Lease Obligations	39,324,000	5,236,000	9,050,000	8,159,000	16,879,000

Totals	$297,854,300	$25,936,000	$88,152,000	$156,692,000	$27,074,300
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
As of June 30, 2025, we had $12.6 million in fixed-rate debt outstanding and $510.8 million of variable-rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable-rate debt could have an estimated impact on profitability of approximately $5.1 million per year.
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

Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2025.
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
Item 1A. Risk Factors.
During the quarter ended June 30, 2025, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2024 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
Insider Adoption or Termination of Trading Arrangements
During the three months ended June 30, 2025, none of our managers or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 6.    Exhibits.

Exhibit Number	Description
10.1	Amended and Restated Revolving Term Promissory Note with CoBank dated May 22, 2025 (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer*
32.1	Section 1350 Certification by Chief Executive Officer*
32.2	Section 1350 Certification by Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from this Current Report on Form 10-Q formatted as Inline XBRL
____________________________________________________________________________
* Filed herewith.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	August 8, 2025	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	August 8, 2025	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)