Form 10-Q
period 2025-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2025-11-12
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 12, 2025, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Consolidated Financial Statements
September 30, 2025 and 2024

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$12,612,246	$39,594,084
Trade accounts receivable	31,565,359	29,771,609
Inventories	81,905,053	45,078,676
Commodity derivative instruments	10,583,299	9,600,761
Prepaid expenses	1,117,120	2,976,524
Total current assets	137,783,077	127,021,654

Property and equipment	615,091,531	435,335,629
Less accumulated depreciation	(81,056,117)	(75,554,375)
Total property and equipment, net	534,035,414	359,781,254

Other assets
Investments	19,156,025	18,605,021
Right-of-use lease asset, net	35,163,160	35,829,689
Other assets	982,689	656,000
Total other assets	55,301,874	55,090,710

Total assets	$727,120,365	$541,893,618
(continued on the following page)

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets (continued)

	September 30, 2025	December 31, 2024
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$17,512,606	$12,972,629
Notes payable - seasonal loans	2,668,134	—
Current maturities of long-term debt	—	9,000,000
Accounts payable	1,796,985	3,979,895
Accrued commodity purchases	69,024,218	54,412,561
Commodity derivative instruments	2,639,071	3,500,672
Current portion - operating leases	3,901,309	3,512,822
Accrued expenses	5,743,153	4,623,969
Contract liabilities	280,936	10,524,222
Total current liabilities	103,566,412	102,526,770

Long-term liabilities
Long-term debt, net	216,268,394	57,673,180
Long-term operating lease liabilities	29,002,923	29,881,151
Other long-term liabilities	37,393,800	15,855,793
Total long-term liabilities	282,665,117	103,410,124

Commitments and contingencies (Notes 4, 5, 6, and 10)

Members' equity (30,411,500 units issued and outstanding)	184,760,783	178,279,321
Non-controlling interests in consolidated entities	156,128,053	157,677,403
Total members' equity	340,888,836	335,956,724

Total liabilities and members' equity	$727,120,365	$541,893,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2025 and 2024

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$129,821,885	$130,645,696	$358,375,928	$428,623,435

Cost of revenues:
Cost of product sold	89,124,914	105,914,197	266,959,826	345,527,275
Production	14,026,926	10,876,067	36,274,812	29,694,080
Freight and rail	12,884,194	11,577,957	35,175,760	35,227,212
Total cost of revenues	116,036,034	128,368,221	338,410,398	410,448,567

Gross profit	13,785,851	2,277,475	19,965,530	18,174,868

Operating expenses:
Administration	1,873,597	1,253,587	5,280,347	4,391,015
Operating income	11,912,254	1,023,888	14,685,183	13,783,853

Other income (expense):
Interest expense	(1,214,645)	(1,619,282)	(3,592,649)	(4,992,342)
Other non-operating income (expense)	263,831	1,033,964	663,001	3,932,542
Patronage dividend income	3,443	—	848,850	429,888
Total other income (expense)	(947,371)	(585,318)	(2,080,798)	(629,912)

Net income	10,964,883	438,570	12,604,385	13,153,941

Net income (loss) attributable to non-controlling interests in consolidating entities	211,074	415,180	(1,549,350)	1,625,738
Net income attributable to Company	$10,753,809	$23,390	$14,153,735	$11,528,203

Basic and diluted earnings per capital unit	$0.35	$—	$0.47	$0.38

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,411,500	30,411,500	30,411,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Changes in Members' Equity (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2025 and 2024

	Class A Units		Noncontrolling	Total
	Units	Amount	Interests	Equity

Balances, December 31, 2023	30,411,500	$197,494,454	$98,737,147	$296,231,601
Net income	—	5,474,454	604,531	6,078,985
Issuance of units in consolidated entities	—	—	57,500,000	57,500,000
Distributions to members	—	(39,534,950)	—	(39,534,950)
Redemption of units in consolidated entities	—	—	(2,500)	(2,500)
Balances, March 31, 2024	30,411,500	163,433,958	156,839,178	320,273,136
Net income		6,030,359	606,027	6,636,386
Balances, June 30, 2024	30,411,500	169,464,317	157,445,205	326,909,522
Net income		23,390	415,180	438,570
Balances, September 30, 2024	30,411,500	$169,487,707	$157,860,385	$327,348,092

Balances, December 31, 2024	30,411,500	$178,279,321	$157,677,403	$335,956,724
Net income (loss)	—	4,373,073	(282,677)	4,090,396
Distributions to members	—	(7,672,273)	—	(7,672,273)
Balances, March 31, 2025	30,411,500	174,980,121	157,394,726	332,374,847
Net loss	—	(973,147)	(1,477,747)	(2,450,894)
Balances, June 30, 2025	30,411,500	174,006,974	155,916,979	329,923,953
Net income	—	10,753,809	211,074	10,964,883
Balances, September 30, 2025	30,411,500	$184,760,783	$156,128,053	$340,888,836
The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2025 and 2024

	2025	2024
Operating activities
Net income	$12,604,385	$13,153,941
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,961,709	4,539,144
Net (gain) loss recognized on derivative activities	(5,771,442)	4,771,101
Loss (gain) on sale of property and equipment	(100,000)	(13,933)
Non-cash patronage dividends	(184,892)	(59,701)
Change in current operating assets and liabilities	(29,625,973)	(1,167,936)
Net cash (used in) provided by operating activities	(17,116,213)	21,222,616

Investing activities
Increase in other assets	(326,688)	(319,500)
Proceeds from sales of property and equipment	100,000	13,933
Purchase of property and equipment	(158,386,882)	(102,570,628)
Net cash used in investing activities	(158,613,570)	(102,876,195)

Financing activities
Change in excess of outstanding checks over bank balances	4,539,977	(4,926,126)
Net proceeds from seasonal borrowings	2,668,134	—
Proceeds from issuance of capital units	—	57,500,000
Distributions paid to members	(7,672,273)	(39,534,950)
Payments for debt issue costs	(16,945)	—
Proceeds from long-term debt	165,140,417	66,535,000
Principal payments on long-term debt	(15,911,365)	(11,535,000)
Net cash provided by financing activities	148,747,945	68,038,924

Net change in cash and cash equivalents	(26,981,838)	(13,614,655)

Cash and cash equivalents, beginning of period	39,594,084	72,910,336

Cash and cash equivalents, end of period	$12,612,246	$59,295,681

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$3,592,649	$4,590,554

Noncash investing and financing activities:
Soybean meal contributed as investment	$366,112	$1,436,420

Property and equipment included in accounts payable and other long-term liabilities	$21,445,880	$17,950,855

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
Receivables and Credit Policies
Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms, which are generally fifteen to thirty days from invoice date. Accounts considered uncollectible are written off. Management determines the allowance for credit losses by regularly evaluating individual customer receivables and considering customers' financial condition, credit history, current and future economic conditions, and unusual circumstances, if any. The valuation allowance was determined to be immaterial as of September 30, 2025 and December 31, 2024, respectively.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. These customer prepayments totaled $280,936 and $10,524,222 as of September 30, 2025 and December 31, 2024, respectively. Of the $10,524,222 balance as of December 31, 2024, the Company recognized $2,118,042 and $10,515,355 as revenues for the three and nine months ended September 30, 2025, respectively. Of the $737,503 customer prepayments as of December 31, 2023, the Company recognized $60,841 and $547,131 of contract liabilities as revenues during the three and nine months ended September 30, 2024, respectively.
The following table presents a disaggregation of revenue from contracts with customers for the three and nine-month periods ended September 30, 2025 and 2024, by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Soybean meal and hulls	$68,356,305	$68,072,836	$201,020,676	$237,158,570
Soybean oil and oil byproducts	61,465,580	62,572,860	157,355,252	191,464,865

Totals	$129,821,885	$130,645,696	$358,375,928	$428,623,435
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
Recent accounting pronouncements
Any recent accounting pronouncements are not expected to have a material impact on our condensed financial statements.
Note 2 -           Inventories
The Company’s inventories consist of the following on September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Finished goods	$33,546,812	$27,477,041
Raw materials	47,659,877	17,090,010
Supplies & other inventories	698,364	511,625

Totals	$81,905,053	$45,078,676
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 3 -         Property and Equipment
The following is a summary of the Company's property and equipment at September 30, 2025 and December 31, 2024:

	2025			2024
	Cost	Accumulated Depreciation	Net	Net
Land	$516,326	$—	$516,326	$516,326
Land improvements	2,802,812	(1,518,436)	1,284,376	1,364,197
Buildings and improvements	36,337,555	(13,449,059)	22,888,496	22,531,217
Machinery and equipment	115,335,875	(63,638,967)	51,696,908	51,949,033
Railroad cars	10,411,185	(1,045,894)	9,365,291	9,521,459
Company vehicles	280,949	(162,710)	118,239	143,184
Furniture and fixtures	2,046,444	(1,241,051)	805,393	719,557
Construction in progress	447,360,385	—	447,360,385	273,036,281

Totals	$615,091,531	$(81,056,117)	$534,035,414	$359,781,254
Depreciation of property and equipment was $1,864,752 and $1,515,777 for the three months ended September 30, 2025 and 2024, respectively, and $5,578,602 and $4,539,144 for the nine months ended September 30, 2025 and 2024, respectively .
As of September 30, 2025 and December 31, 2024, respectively, the Company has approximately $37.2 million and $15.7 million respectively, in payables related to the construction of the facility in Mitchell, South Dakota. These construction payables are classified as non-current liabilities due to management's intent and ability to settle these liabilities using the Company’s long-term credit facilities.
As of September 30, 2025, the Company had unpaid commitments of approximately $36.4 million for construction and acquisition of property and equipment. The project is substantially complete and is expected to be finalized during the fourth quarter of 2025. The Company is currently performing testing activities to confirm the assets meet required product specifications and will place the property and equipment into service upon successful completion of such testing.
The Company capitalized interest on major construction projects in progress of approximately $3.3 million and $0, for the three months ended September 30, 2025 and 2024, respectively, and $6.7 million and $0 the nine months ended September 30, 2025 and 2024, respectively.
Note 4 -         Notes Payable – Seasonal Loans
The Company maintains a revolving credit agreement with a lending institution which expires on December 1, 2025. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $70 million, with all advances secured. Interest accrues at a variable rate (6.37% as of September 30, 2025). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no outstanding balances as of September 30, 2025 and December 31, 2024. The remaining available funds to borrow under the terms of the revolving credit agreement were approximately $70.0 million as of September 30, 2025.
The Company maintains a separate revolving seasonal credit facility that expires on September 1, 2026. The purpose of the credit agreement is to finance the operating needs of High Plains Processing, LLC. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (7.27% at September 30, 2025). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were $2,668,134 advances outstanding as of September 30, 2025 and December 31, 2024. The remaining available funds to borrow under the terms of the revolving credit agreement were approximately $82.3 million as of September 30, 2025.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 5 -         Long-Term Debt
The following is a summary of the Company's long-term debt on September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Revolving term loans	$34,588,635	$50,500,000
Delayed-draw term loan	171,255,552	18,715,135
Promissory note	12,600,000	—
	218,444,187	69,215,135
Less current maturities	—	(9,000,000)
Less unamortized debt issuance costs	(2,175,793)	(2,541,955)

Totals	$216,268,394	$57,673,180
The Company has a credit agreement with a lending institution that includes a revolving term loan and a seasonal loan. The credit agreements are secured by substantially all business assets of South Dakota Soybean Processors, LLC.
The revolving term loan provides for a maximum borrowing of $65.0 million and the amount available for borrowing on the revolving term loan will decrease by $3.25 million every six months until the loan's maturity date of March 20, 2030. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of September 30, 2025 was 6.67%. The Company pays a 0.40% annual commitment fee on any funds not borrowed. There were $23.9 million remaining commitments available to borrow on the revolving term loan as of September 30, 2025.
The Company has a credit facilities agreement with a lending institution that includes a delayed-draw term loan, a revolving term loan, and a revolving seasonal loan. The credit facilities agreement is secured by substantially all business assets of the High Plains Processing, LLC.
The delayed-draw term loan provides borrowing up to $254.0 million until March 31, 2026 to finance the construction of the operating facility in Mitchell, South Dakota. The Company will make quarterly principal payments of $4.50 million plus interest beginning six months after the outside completion date as defined within the agreement. The quarterly principal payments will increase each year by $1.0 million on the anniversary date. The delayed-draw term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of September 30, 2025 was 7.57%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were approximately $82.7 million available to borrow on the delayed draw term loan as of September 30, 2025.
The revolving term loan provides for a maximum borrowing of $40.0 million. The revolving term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of September 30, 2025 was 7.27%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were $40.0 million in remaining commitments available to borrow on the revolving term loan as of September 30, 2025.
Under the agreements, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios that limits distributions.
Effective March 2025, the State of South Dakota Department of Transportation agreed to loan the Davison Regional Railroad Authority $12.6 million for purposes of making improvements to the railway infrastructure at the operating facility near Mitchell, South Dakota. In consideration of this secured loan, the Company agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus interest. This guarantee was converted into a direct obligation of the Company's in May 2025, when the Company received the entire loan proceeds and assumed responsibility for paying the annual principal and interest payments. The note bears interest at a fixed rate of 2% per annum. Beginning in October 2026, the Company will make annual principal

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

and interest payments of $987,500. These payments will continue through October 1, 2032, at which time a final balloon payment will be due for the remaining unpaid principal and any accrued interest.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ending September 30:

2026	$—
2027	26,146,064
2028	30,248,421
2029	34,263,389
2030	118,122,845
Thereafter	9,663,468

Total	$218,444,187
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Cost of revenues - Freight and rail	$1,217,998	$1,213,705	$3,823,317	$3,543,057
Cost of revenues - Production	82,852	69,619	237,223	208,062
Administration expenses	5,117	5,546	16,905	13,797
Total operating lease costs	$1,305,967	$1,288,870	$4,077,445	$3,764,916
The following summarizes the supplemental cash flow information for the three and nine-month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Cash paid for amounts included in the measurement of lease liabilities	$1,692,804	$1,306,069	$3,946,562	$3,368,258

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$2,146,392	$10,291,689	$2,302,278	$11,139,096

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of September 30, 2025:

Weighted-average remaining lease-term - operating leases (in years)	8.8

Weighted-average discount rate - operating leases	4.9%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of September 30, 2025:

	Railcars	Other	Total
Twelve-month periods ended September 30:
2026	$5,527,475	$72,125	$5,599,600
2027	4,921,310	69,000	4,990,310
2028	2,593,355	60,760	2,654,115
2029	4,589,372	42,306	4,631,678
2030	4,091,946	27,776	4,119,722
Thereafter	16,520,933	34,720	16,555,653
Total lease payments	38,244,391	306,687	38,551,078
Less amount of lease payments representing interest	(5,601,059)	(45,787)	(5,646,846)

Total present value of lease payments	$32,643,332	$260,900	$32,904,232
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
Derivatives not designated as hedging instruments as of September 30, 2025 and December 31, 2024 were as follows:

	Balance Sheet Classification	September 30, 2025	December 31, 2024

Forward contracts in gain position		$6,155,419	$4,839,408
Futures and options in gain position		10,806,290	4,415,641
Futures and options in loss position		(6,116,061)	(3,614,540)
Total forward, futures and options contracts		10,845,648	5,640,509
Margin deposit		(262,349)	3,960,252
	Current assets	$10,583,299	$9,600,761

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Balance Sheet Classification	September 30, 2025	December 31, 2024

Forward contracts in loss position		$2,622,429	$3,483,207
Interest rate swap		16,642	17,465
	Current liabilities	$2,639,071	$3,500,672
During the three and nine-month periods ended September 30, 2025 and 2024, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed consolidated statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Commodity contracts	$8,236,829	$(3,768,736)	$5,753,579	$(4,866,242)
Foreign exchange contracts	5,788	9,759	17,040	70,060
Interest rate swaps, caps and floors	12,940	(16,502)	823	25,081

Totals	$8,255,557	$(3,775,479)	$5,771,442	$(4,771,101)
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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$81,206,689	$—	$81,206,689
Commodity derivative instruments	$4,690,229	$3,516,348	$—	$8,206,577
Provisionally priced contracts	$—	$19,241,845	$—	$19,241,845

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets:
Inventory	$—	$44,241,428	$—	$44,241,428
Commodity derivative instruments	$801,101	$1,338,736	$—	$2,139,837
Provisionally priced contracts	$—	$13,593,068	$—	$13,593,068
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2025, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2024. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2024.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
During the nine-months ended September 30, 2025, we recorded net income attributed to the Company of $14.1 million compared to $11.5 million for the same period in 2024. Although gross profit is up compared to the same period in 2024, processing margins has declined. The decline primarily reflects a continuation of trends in 2024, characterized by weaker product values for soybean meal and soybean oil.
As in the previous period, soybean oil prices were significantly affected by reduced demand from the biofuels sector. A major factor contributing to this decline was the federal government’s delay in implementing key components of its biofuel’s programs, leading many biodiesel and renewable diesel producers to scale back production. Although the EPA issued favorable guidance on future volume obligations, market response remained soft, with values continuing to remain at historically low levels.

Soybean meal prices, similarly, have been below long-term averages, offset in part by intermittent improvement following an aggressive U.S. export program. Soybean values paid to suppliers were generally in line with expectations, as the large harvest in the fall of 2024 ensured adequate supply in the first half of 2025. The quality of soybeans during the period was strong overall, with favorable oil and protein content and very low moisture levels.

While the dry soybeans provided advantages from a moisture standpoint, extreme dryness created processing challenges which limited early-year processing. However, process adjustments completed at our Volga plant during the period led to higher production volumes and improved efficiency in the latter part of the period.

Construction on the High Plains Processing plant in Mitchell, South Dakota, has been substantially completed and has entered the operational testing. In October 2025, the plant processed its first soybeans. We expect the plant to contribute to revenues in the fourth quarter of 2025; however, actual sales volumes and operating results could differ materially from expectations as operations stabilize and ramp up.

Looking ahead, the soybean crop harvested this past September appears to have reached record levels for South Dakota, with oil, protein, and moisture content all trending positively. Processing margins for the fourth quarter are expected to remain profitable. However, without clarity surrounding the federal biofuels policy, uncertainty will persist for the remainder of 2025 and into 2026 which could adversely affect our profitability.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
	$	% of Revenue	$	% of Revenue
Revenue	$129,821,885	100.0	$130,645,696	100.0
Cost of revenues	(116,036,034)	(89.4)	(128,368,221)	(98.3)
Gross profit	13,785,851	10.6	2,277,475	1.7
Operating expenses	(1,873,597)	(1.4)	(1,253,587)	(1.0)
Interest expense	(1,214,645)	(0.9)	(1,619,282)	(1.2)
Other non-operating income (expense)	267,274	0.2	1,033,964	0.8
Net income	10,964,883	8.5	438,570	0.3
Net income attributable to non-controlling interests in consolidated entities	211,074	0.2	415,180	0.3

Net income attributable to Company	$10,753,809	8.3	$23,390	—

Revenue – Revenue decreased by $0.8 million, or 0.6%, for the three months ended September 30, 2025, compared to the same period in 2024 due to a decrease in the average sales price of soybean products offset by an increase in quantity of soybeans processed. The average soybean meal prices declined by 19.1% from 2024 due to an increase in U.S. soybean crushing capacity in 2024. Soybean processing volume sold increased by approximately 15.9% in the third quarter of 2025 compared to the same period in 2024, primarily due to an extended shutdown at our Volga facility in 2024 during which we installed new equipment that improved operational efficiency.
Gross Profit/Loss – Gross profit increased by $11.5 million, or 505.3%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily the result of an $8.3 million net gain from derivative activities on previously sold board crush contracts, compared with a loss of $3.8 million for the period ending September 30, 2024. This gain is attributed to a decrease in the value of these contracts, largely due to uncertainty in federal biofuel policy, which contributed to lower soybean oil prices.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased by $0.6 million for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to higher administrative costs related to the High Plains Processing plant. Higher administrative expenses reflect intensified pre‑startup activities including staffing, administrative support, facility setup, and related overhead. We anticipate administrative expenses will continue to rise in the near term as the plant enter its commissioning and operational phase.
Interest Expense – Interest expense decreased by $405,000, or 25.0%, during the three months ended September 30, 2025, compared to the same period in 2024. The decrease in interest expense was principally due to a decrease in borrowings from our credit facilities (excluding loans by our subsidiary, High Plains Processing), with an average debt level of $56.9 million during the three months ended September 30, 2025, compared to $72.9 million during the same period in 2024. Additionally, approximately $3.3 million in interest costs related to the construction of the High Plains Processing plant were capitalized during the three months ended September 30, 2025, compared to none in the same period of 2024.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $0.8 million during the three months ended September 30, 2025, compared to the same period in 2024. The decline was primarily the result of a $0.9 million decrease in interest income earned on investment proceeds held by our subsidiaries in connection with the equity financing of the High Plains Processing plant.

Net Income/Loss – During the three-month period ended September 30, 2025, we generated a net income of $10.8 million compared to a net income of $23,000 for the same period in 2024. The $10.8 million increase was primarily attributable to an increase in gross margins.
Comparison of the Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
	$	% of Revenue	$	% of Revenue
Revenue	$358,375,928	100.0	$428,623,435	100.0
Cost of revenues	(338,410,398)	(94.4)	(410,448,567)	(95.8)
Gross profit	19,965,530	5.6	18,174,868	4.2
Operating expenses	(5,280,347)	(1.5)	(4,391,015)	(1.0)
Interest expense	(3,592,649)	(1.0)	(4,992,342)	(1.2)
Other non-operating income (expense)	1,511,851	0.4	4,362,430	1.0
Net income	12,604,385	3.5	13,153,941	3.0
Net income attributable to non-controlling interests in consolidated entities	(1,549,350)	(0.4)	1,625,738	0.4

Net income attributable to Company	$14,153,735	3.9	$11,528,203	2.7
Revenue – Revenue decreased by $70.2 million, or 16.4%, for the nine-month period ended September 30, 2025, compared to the same period in 2024 due a decrease in the average sales price of soybean products and in production. The average soybean meal price declined by 17.9% from 2024 due to an increase in U.S. soybean crushing capacity in 2024. The average price of soybean oil decreased 9.3% during the nine months ended September 30, 2025, compared to the same period in 2024, due to a decrease in demand. Soybean oil demand from the energy sector dropped dramatically in 2024 as refining margins for biodiesel and renewable diesel producers came under intense pressure from overproduction leading to production slowdowns at some locations. In addition, imports of used cooking oil and other feedstocks flooded the market, contributing to an oversupply and adversely affecting soybean oil sales.
Gross Profit/Loss – Gross profit increased by $1.8 million, or 9.9%, for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily driven by a $5.8 million net gain from derivative activities on previously sold board crush contracts, compared with a loss of $4.8 million for the period ending September 30, 2024. Although gross profit is up compared to the same period in 2024, processing margins —the spread between the market value of soybean meal and soybean oil produced from soybeans and the cost of raw soybeans—declined during the period. The decline primarily reflects a continuation of trends in 2024, characterized by weaker product values for soybean meal and soybean oil.
Operating Expenses – Administrative expenses, including all selling, general and administrative expenses, increased approximately $889,000, or 20.3%, during the nine-month period ended September 30, 2025, compared to the same period in 2024, due to an increase in professional and related costs associated with the start-up of the High Plains Processing plant.
Interest Expense – Interest expense decreased by $1.4 million, or 28.0%, during the nine months ended September 30, 2025, compared to the same period in 2024. The decrease in interest expense was principally due to a decrease in borrowings from our credit facilities (excluding loans by our subsidiary, High Plains Processing), with an average debt level of $66.2 million during the nine-month period ended September 30, 2025, compared to $77.1 million during the same period in 2024. Additionally, approximately $6.7 million in interest costs related to the construction of the High Plains Processing plant were capitalized during the nine months ended September 30, 2025, compared to none in the same period of 2024.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $2.9 million during the nine-month period ended September 30, 2025, compared to the same period in 2024. The decrease in other non-operating income was due to a $3.5 million decrease in interest income which we received from the deposit of investment proceeds received by our subsidiaries in connection with their equity financing of the High Plains Processing plant.
Net Income/Loss – During the nine-month period ended September 30, 2025, we generated a net income of $14.2 million, compared to $11.5 million for the same period in 2024. The $2.7 million increase was primarily attributable to an increase in gross margins, partially offset by a decrease in interest income.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from operations and borrowings from our two revolving lines of credit, which are discussed in the section titled “Indebtedness.” As of September 30, 2025, we had working capital, defined as current assets less current liabilities, of approximately $34.2 million, compared to $59.1 million on September 30, 2024. Working capital decreased between periods primarily due to expenditures related to the construction and development of the High Plains Processing plant, of which we have a controlling ownership interest through our subsidiaries.
Comparison of the Nine Months Ended September 30, 2025 and 2024

	2025	2024
Net cash provide by (used for) operating activities	$(17,116,213)	$21,222,616
Net cash used for investing activities	(158,613,570)	(102,876,195)
Net cash provided by financing activities	148,747,945	68,038,924
Cash Flows Provided By (Used For) Operations
The $38.3 million change in cash flows provided by (used for) operating activities was largely due to a $36.8 million increase in inventories and a decrease in contract liabilities of approximately $10.2 million, offset by a $14.6 million increase in accrued commodity purchases,
Cash Flows Used For Investing Activities
The $55.7 million increase in cash flows used for investing activities during the nine-month period ended September 30, 2025, compared to the same period in 2024, was due to an increase in expenditures for purchases of various property and equipment used for the construction and development of the High Plains Processing plant.
Cash Flows Provided By Financing Activities
The $80.7 million increase in cash flows provided by financing activities was principally due to an increase in borrowings with our lender and a decrease in distributions paid to our members, offset by a decrease in proceeds from issuance of new capital units in our consolidated entities. Net proceeds from seasonal borrowings and long-term debt were $151.9 million during the nine months ended September 30, 2025, compared to $55.0 million during the same period in 2024. There was a $31.8 million reduction in cash distributions to members during the nine months ended September 30, 2025, compared to the same period in 2024.This increase was partially offset by a decrease in proceeds from the issuance of new capital units in our consolidated entities in connection with the equity financing of the High Plains Processing plant. During the nine months ended September 30, 2024, our subsidiaries received $57.5 million in investment proceeds in connection with their equity financing, which were subsequently contributed for the construction and development of the new plant.
Indebtedness
We hold various credit facilities with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds, as needed, up to the credit line maximum, or $65.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $3.25 million every six months until the credit line’s maturity on March 20, 2030, at which time a balloon payment for the remaining balance is due. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $34.6 million and $50.5 million as of September 30, 2025 and

December 31, 2024, respectively. Under this loan, $23.9 million of additional funds were available for borrowing as of September 30, 2025.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. We may borrow up to $70.0 million until the loan's maturity on December 1, 2025. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of September 30, 2025 and December 31, 2024, there were no principal balances outstanding on this credit line. Under this loan, $70.0 million of additional funds were available for borrowing as of September 30, 2025.
The third line of credit is a delayed-draw term loan. Under this loan, our subsidiary may borrow funds, as needed up to $254.0 million until March 31, 2026. Principal payments of $4.5 million are made quarterly beginning six months after the completion date of the High Plains Processing plant. The quarterly principal payments will increase by $1.0 million on the anniversary date and continue until the maturity date of December 31, 2029. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on this note was $171.3 million and $18.7 million as of September 30, 2025 and December 31, 2024, respectively. Under this note, $82.7 million of additional funds were available for borrowings as of September 30, 2025.
The fourth credit line is a revolving long-term loan. Under this loan, our subsidiary may borrow funds, as needed, up to the credit line maximum, or $40.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line until the credit line’s maturity on December 31, 2029 at which time a balloon payment for the remaining balance is due. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on this revolving term loan was $0 as of September 30, 2025 and December 31, 2024. Under this loan, $40.0 million of additional funds were available for borrowings as of September 30, 2025.
The last credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance the operating needs of the High Plains Processing facility. Beginning July 1, 2025, our subsidiary may borrow up to $85.0 million until the loan's maturity on September 1, 2026. A 0.20% annual commitment fee is paid on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. The principal balance outstanding outstanding on this credit line was $2.7 million and $0 as of September 30, 2025 and December 31, 2024, respectively. Under this loan, $82.3 million of additional funds were available for borrowing as of September 30, 2025.
The revolving, seasonal and delayed-draw term loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on all five loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the loans was between 6.37% and 7.27% as of September 30, 2025.
In March 2025, the State of South Dakota Department of Transportation agreed to loan the Davison County Regional Railroad Authority $12.6 million for purposes of making improvements to the railway infrastructure at the High Plains Processing plant. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2.0% interest. This guarantee was converted into a direct obligation of ours in May 2025, when we received the entire loan proceeds and assumed responsibility for the annual principal and interest payments of $987,500, which begins on October 1, 2026. These payments will continue through October 1, 2032, at which time a final balloon payment will be due for the remaining unpaid principal and any accrued interest.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.

Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$260,097,300	$6,500,000	$83,139,000	$160,263,000	$10,195,300

Operating Lease Obligations	38,551,000	5,600,000	7,644,000	8,751,000	16,556,000

Totals	$298,648,300	$12,100,000	$90,783,000	$169,014,000	$26,751,300
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
As of September 30, 2025, we had $12.6 million in fixed-rate debt outstanding and $507.5 million of variable-rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable-rate debt could have an estimated impact on profitability of approximately $5.1 million per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2025.
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
Item 1A. Risk Factors.
During the quarter ended September 30, 2025, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2024 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
Insider Adoption or Termination of Trading Arrangements
During the three months ended September 30, 2025, none of our managers or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 12, 2025	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 12, 2025	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)