Form 10-K
period 2025-12-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2026-03-31
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of these error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐    Yes       ☒   No

The aggregate market value of the registrant’s Class A units held by non-affiliates at June 30, 2025 was approximately $205,489,165 computed by reference to the most recent public offering price on Form S-1. The registrant's Class A units are not listed on an exchange or otherwise publicly traded. Additionally, the Class A units are subject to significant restrictions on transfer under the registrant's operating agreement.

As of the day of this filing, there were 30,411,500 Class A capital units of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Definitive Proxy Statement to be filed with the Securities Exchange Commission within 120 days after the close of the registrant's fiscal year (December 31, 2025).

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

PART I
Item 1. Business.
Overview
South Dakota Soybean Processors, LLC (“we,” “us,” “our” or the “Company”) is the owner and operator of three processing facilities and two oil refineries in the state of South Dakota. Our principal place of business is in Volga, South Dakota, where we operate a soybean processing plant and refinery and maintain administrative offices. We also own and operate a small oilseed processing plant near Miller, South Dakota. In addition, we own a controlling interest in and manage High Plains Processing, LLC, a large oilseed processing plant and refinery located two miles south of Mitchell, South Dakota. Construction of the Mitchell facility was completed and start-up operations commenced in October 2025, the addition of which will nearly double our total production capacity.

We are owned by approximately 2,240 members, many of whom are agricultural producers residing in South Dakota and neighboring states. Our members deliver and sell soybeans to our facilities for processing and production of our end products. All our assets and operations are domiciled in South Dakota, where all of our products are produced.
Our core business consists of processing locally grown soybeans into two main products, soybean meal and hulls, as well as soybean oil and related oil byproducts. We market and sell soybean meal and hulls primarily to resellers, feed mills, and livestock producers as livestock feed. We market and sell multiple grades of soybean oil, in either crude or refined formats, to food, biodiesel and chemical industries. Under certain market conditions, we may register and deliver warehouse receipts for crude oil under specific terms and conditions of a Chicago Board of Trade (CBOT) soybean oil futures contract. We also market and sell contracting services for the construction and management of oilseed processing facilities.
We strive to maintain a competitive position in the marketplace by producing high quality products, operating highly efficient operations, and adding value to our core products to capture larger margins. We continue to research ways to improve overall efficiency by analyzing new methods of vertical integration, adding value to our products through additional processing investment, and studying applications of our products in the food and energy industries. Although a primary objective is to maximize cash distributions to our members from profits generated by operations, we recognize the need to maintain our financial strength through continued investment in, and capital improvements to, our business and facilities.
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
In 2019, we invested into Prairie AquaTech, LLC and its affiliates, which are engaged in the research, development and production of high-quality protein feed derived from soybeans. Following our investment, Prairie AquaTech constructed and now operates a 45,000 square foot production facility immediately adjacent to our Volga facility. The facility has the capacity to produce up to 30,000 tons of feed annually, which is currently being marketed and sold to the fish and pet industries.

In 2023, we took major steps toward developing and operating a new oilseed processing facility near Mitchell, South Dakota. We formed a subsidiary, High Plains Partners, LLC, a South Dakota limited liability company, to help finance and develop the Mitchell facility and made a large investment of approximately $86.4 million into it. High Plains Partners then formed its own subsidiary, HPP SD Holdings, LLC, a Delaware limited liability company, of which it owns and controls a majority interest, to hold a one-hundred percent ownership interest in High Plains Processing, LLC, a Delaware limited liability company, which is the owner-operating company of the Mitchell facility. The Mitchell facility is a switch-processing facility, making it capable of processing soybeans and other oilseed varieties. The facility has the capacity to process 35 million bushels of soybeans annually. Storage capacity at the facility includes approximately 4 million bushels of soybeans and other oilseeds, 8,000 metric tons of meal and hulls, 12.3 million gallons of crude oil, and 3.52 million gallons of refined oil. Construction of the facility commenced in September 2023 and was completed during the fourth quarter of 2025. We manage the operations of the facility pursuant to a management services agreement.
Industry Information
Globally, soybean production is concentrated in three principal countries: the U.S., Brazil, and Argentina. The United States Department of Agriculture (“USDA”) reports that, for the 2025 crop year, the U.S. produced approximately 4.26 billion bushels of soybeans, or approximately 27% of estimated world production; Brazil produced 6.5 billion bushels, or 42% of estimated world production; and Argentina produced 1.8 billion bushels, or 11% of estimated world production.
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
Soybean processing facilities are generally located in areas where there are adequate sources of soybeans and a strong demand for soybean meal. In the U.S., soybean meal is predominantly fed to and consumed by the poultry and swine industries. On average, exports of soybean meal from the U.S. account for 25% to 35% of total production. The USDA estimates that approximately 60% of soybeans produced in the U.S. are processed domestically, 37% are exported as whole soybeans, and 3% are retained for seed and residual use. Historically, the U.S. exports more soybeans to China than any other country, followed usually by the European Union, Mexico, and Japan.
Soybean oil refineries are generally located adjacent to soybean processing facilities. Refined and crude soybean oil is shipped throughout the U.S. and for export. The USDA estimates that approximately 47% of domestic soybean oil production is used in food, feed and industrial applications, 49% in biofuels production, and 4% for export for various uses.
The soybean industry continues to introduce soy-based products as substitutes for various petroleum-based products including lubricants, plastics, ink, crayons and candles. Soybean oil is increasingly being used for conversion into biofuels, including biodiesel or renewable diesel. Biodiesel and renewable diesel, substitutes for standard, petroleum-based diesel fuel, has experienced rapid growth the past five years following the expansion of the Renewable Fuel Standard (RFS) program and resumption of the biodiesel blenders’ tax credit.
Soybean crushing and refining margins are generally cyclical in nature. The price of soybeans may fluctuate substantially from year to year, whereas the price of meal and oil generally tracks that of soybeans although not necessarily on a one-for-one basis; therefore, margins can be variable.

Raw Materials and Suppliers
The principal raw material used in our production process is soybeans. We primarily purchase soybeans for our facilities from soybean producers and elevators located within approximately 50 miles of such facilities. The State of South Dakota and the upper Midwest, historically, has produced an adequate supply of soybean for our procurement and the soybean processing industry. In 2025, agricultural producers in South Dakota grew and harvested approximately 243 million bushels of soybeans, ranking it eighth among the top producing states in the U.S., as illustrated in the following table:

State	Production (bushels)
Illinois	663 million
Iowa	610 million
Minnesota	361 million
Indiana	320 million
Nebraska	307 million
Missouri	277 million
Ohio	259 million
South Dakota	243 million
North Dakota	221 million
Arkansas	139 million
Producers in South Dakota, comparatively to previous years, grew and harvested approximately 232 million bushels in 2024, 222 million bushels in 2023, 197 million bushels in 2022, and 223 million bushels in 2021. Of this amount, we purchased and processed 40.8 million bushels in 2025, compared to 33.3 million bushels in 2024, 33.3 million bushels in 2023, 34.5 million bushels in 2022, and 34.9 million bushels in 2021.
We control the flow of soybeans into our facilities with a combination of pricing and contracting options. Threats to our soybean supply include weather (especially drought), changes in government programs, and competition from other processors and export markets.
Products and Services
The principal products produced at our Volga, Mitchell, and Miller facilities are soybean meal and hulls, and soybean oil and oil byproducts.
Sales, Marketing and Customers
Our meal and hulls are primarily sold to resellers, feed mills, and livestock producers as livestock feed. The meal is primarily sold to customers in the local area (typically within 200 miles of our facilities), Western U.S., and Canada. Our crude oil is sold to refining companies for further processing, refined at our facilities, and sold directly to the food industry for human consumption, or to the biofuel industry as transportation fuel.
In 2025, our percentage of sales by quantity of product sold within various markets is illustrated by the following table:

Market	Meal and Hulls	Oil
Local	57%	26%
Other U.S. States	28%	64%
Export	15%	10%
Over half of our products are shipped by rail. Deliveries to distant markets are shipped using U.S. rail carriers that can switch cars to other major railroads, allowing our facilities to ship product throughout the U.S. and to international export terminals.

Dependence upon a Single Customer
None.
Competition
We are in direct competition with several other soybean processing companies in the U.S., many of which have significantly greater resources. The U.S. soybean processing industry is comprised primarily of approximately 20 different companies which operate approximately 70 facilities in the U.S. The industry is generally characterized as mature, consolidated and vertically-integrated, with four companies - Archer Daniels Midland (ADM), Bunge, Cargill and Ag Processing (AGP) - controlling nearly 85% of the processing industry.
We are one of two soybean processing companies operating in South Dakota. AGP operates a processing facility in Aberdeen, South Dakota, approximately 160 miles from our Volga facility. Our processing facilities represent approximately 2.7% of the total soybean processing capacity in the United States. Despite our size, we strive to maintain a competitive position in the market by producing high quality products, operating highly efficient operations at the lowest possible cost, and investing into value-add projects and companies.
Utilities
Volga Facility
We use natural gas and electricity to operate the crushing and refining facility in Volga, South Dakota. Natural gas is used for processing heat and drying soybeans. Our natural gas provider is NorthWestern Energy, Sioux Falls, South Dakota. We are at risk to adverse price fluctuations in the natural gas market but have the capability to use fuel oil and biofuel as a backup to natural gas in the event of delivery interruption or market conditions dictate. We also employ forward contracting to offset some of this risk. Our electricity provider is the City of Volga, South Dakota.
Miller Facility
We use electricity and propane to operate the mechanical press facility in Miller, South Dakota, as natural gas distribution lines are not located in the area. Our electricity provider is NorthWestern Energy, Sioux Falls, South Dakota, and CHS Farmers Alliance, Mitchell, South Dakota, is our propane provider.
Mitchell Facility
We use natural gas and electricity to operate the crushing and refining facility in Mitchell, South Dakota. Our natural gas provider is Northwestern Energy, Sioux Falls, South Dakota and our electricity provider is Central Electric Cooperative, Mitchell, South Dakota.
Employees
At December 31, 2025, we employed approximately 209 individuals, all but nine of whom are full-time. We have no unions or other collective bargaining agreements.
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
Item 1A. Risk Factors.
We are affected by changes in commodity prices. Our revenues, earnings and cash flows are affected by market prices for commodities such as crude petroleum oil, natural gas, soybeans, and crude and refined vegetable oils. Commodity prices generally are affected by a wide range of factors beyond our control, including weather, disease, insect damage, drought, the availability and adequacy of soybean supply, government regulation and policies, and general political and economic conditions. In addition, we are exposed to the risk of nonperformance by counterparties to contracts. Risk of nonperformance by counterparties includes the inability to perform because of a counterparty’s financial condition and also the risk the counterparty will refuse to perform a contract during a period of price fluctuations where contract prices are significantly different than the current market prices. Additionally, demand for soybeans is affected by changes in international, national, regional, and local economic conditions, and demographic trends. The increased production of soybean crops in South America and the rising demand for soybeans in emerging nations such as China and India have increased competition in the soybean market.

We are affected by inflation. We have experienced and anticipate continued effects of inflation on costs such as soybeans, materials, labor, natural gas, and electricity. In response to inflationary pressures, the U.S. Federal Reserve has maintained higher interest rates, which has resulted in continued uncertainty and volatility in financial markets and increased borrowing costs under our revolving credit facilities. Although inflation has subsided the past few months, inflation and its effects, many of which are beyond our control, could escalate in the future. We may be unable to pass on all of our increased costs as a result of inflation to customers. Accordingly, inflationary pressures could have a material and adverse effect on our business.
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
Current and future geopolitical events outside of our control could adversely impact our business. We face risks related to geopolitical events, international hostility, epidemics, outbreaks and other macroeconomic events that are outside of our control. The occurrence of certain geopolitical events, including those arising from war, military conflicts, terrorist activity, international hostility, public health crises, tariffs, and the economic impact of global trade tensions, could significantly disrupt our business and operational plans and adversely affect our results of operations, cash flows, financial condition and liquidity. For example, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur.

Soybean production is subject to U.S. and foreign policies and regulations that materially affect operations. Governmental policies affecting the agricultural industry, such as taxes, tariffs, duties, subsidies, incentives, acreage control, and import and export restrictions on agricultural commodities and commodity products, can influence the planting of certain crops, the location and size of crop production, the volume and types of imports and exports, and industry profitability. Additionally, soybean production is affected by laws and regulations relating to, but not limited to, the sourcing, transporting, storing, and processing of agricultural raw materials as well as the transporting, storing, and distributing of related agricultural products. In addition, international trade disputes can adversely affect agricultural commodity trade flows by limiting or disrupting trade between countries or regions.

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
•Changes in weather patterns and conditions, including changes in rainfall and storm patterns and intensities, droughts, water shortages, and temperature levels, could adversely impact our costs and business operations; the location, cost and competitiveness of commodity agricultural production, related storage and processing facilities; and demand for agricultural commodities. These effects could significantly reduce demand for the products we sell to or buy from agricultural producers and local elevators, and therefore could adversely impact our business.
We could be materially impacted in the future if a health epidemic, pandemic, or similar outbreak would arise in the future. We may be unable to perform fully on our contractual obligations, our supply chain and logistical networks may be affected, and costs and working capital needs may increase. These cost increases may not be fully recoverable or adequately covered by insurance. In addition, demand for certain products, particularly biofuels and ingredients incorporated into food that support the food services channels, could be materially impacted from a prolonged regional or global outbreak, leading to government-imposed lockdowns, quarantines, or other restrictions.

We could be affected by higher than anticipated operating costs, including but not limited to increased prices for soybeans. In addition to general market fluctuations and economic conditions, we could experience significant cost increases associated with the ongoing operation of our soybean processing and refining facilities caused by a variety of factors, many of which are beyond our control. These cost increases could arise from an inadequate supply of soybeans and a resulting price increase which is not accompanied by an increase in the price for soybean meal and oil. Labor costs can also increase over time, particularly if there is a shortage of labor, or shortage of persons with the skills necessary to operate our facility. Adequacy and cost of electric and natural gas utilities could also affect our operating costs. Changes in price, operation and availability of truck and rail transportation may affect our profitability with respect to the transportation of soybean meal, oil and other products to our customers.
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
Our business is not diversified. Our success depends primarily on our ability to profitably operate our soybean processing and soybean oil refining facilities. We do not have any other material lines of business or other material sources of revenue if we are unable to operate our soybean processing and soybean oil refining facilities. This lack of diversification may limit our ability to adapt to changing business conditions and could cause harm to our business.
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
We operate in an intensely competitive industry, and we may not be able to continue to compete effectively. We may be unable to continue to successfully penetrate the markets for our products. The soybean processing business is highly competitive, and other companies presently in the market, or that could enter the market, could adversely affect prices for the products we sell. We compete with major soybean processors such as Archer-Daniels Midland (ADM), Cargill, Bunge, and Ag Processing (AGP), among others, all of which have significantly greater quantities of soybean products than we do and may achieve higher operating efficiencies and lower costs due to their scale. AGP's processing facility in Aberdeen, South Dakota, could increase the competition for soybeans and adversely affect our business.
Our profitability is influenced by the protein and moisture content of soybeans in the local area. The northern portion of the western soybean belt, where our two soybean crushing facilities are located, typically produces a lower protein content soybean, which results in lower protein soybean meal. Because lower protein soybean meal is sold at a lower price, we may not be able to operate as profitably as soybean processing facilities in other parts of the country. If adverse weather conditions further reduce the protein content of the soybeans grown in our area, our business may be materially harmed because we will be required to sell our soybean meal at discounted prices to our customers.
In addition, the moisture content of the soybeans that are delivered to our facilities also influences our profitability and the efficiency of our facilities operations. Soybeans with high moisture content require more energy to dry them before they can be processed. While we may recover some of these extra energy costs by paying producers less for high moisture soybeans, these savings may not be sufficient to offset our additional operating expenses.
Because soybean processing and refining is energy intensive, our business will be materially harmed if energy prices increase substantially. The price of electricity, natural gas and propane, the primary sources of energy for our facilities, have steadily increased the last few years. If the trend in electricity, natural gas and propane prices continues, our energy costs will remain high and could adversely affect our profitability and operating results.
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
The rapid expansion of domestic soybean processing capacity may lead to an oversupply of soybean meal and oil, which could compress crush margins and adversely affect our profitability. We anticipate significant increases in industry-wide soybean processing and refining capacity as new facilities are commissioned and existing facilities are expanded. If the growth in demand—particularly from the renewable fuels sector for soybean oil or the livestock industry for soybean meal—does not keep pace with this increased supply, market prices for these commodities may decline significantly. Such an oversupply could result in compressed crush spreads (the margin between the cost of raw soybeans and the sales price of processed products) and increased competition for soybeans which could increase input costs. Any sustained imbalance between production capacity and global consumption could have a material adverse effect on our business.

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
Legislative, legal or regulatory developments could adversely affect our profitability. We are subject to extensive air, water and other environmental laws and regulations at the federal and state level. In addition, some of these laws require our facilities to operate under a number of environmental permits. These laws, regulations and permits can often require pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, damages, criminal sanctions, permit revocations and/or facilities shutdowns.
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
We could be adversely affected by cyber-attacks, data security breaches and significant information technology systems interruptions. We rely on network infrastructure, enterprise applications, and internal and external technology systems for operational, marketing support and sales, and product development activities. The hardware and software systems related to such activities are subject to damage from lightning, tornados, fire, power loss, telecommunication failures, cyber-attacks and other similar events. They are also subject to acts such as computer viruses, physical or electronic vandalism or other similar disruptions that could cause system interruptions and loss of critical data, and could prevent us from fulfilling customers’ orders.

We will continue to dedicate resources and incur expenses to maintain and update on an ongoing basis the systems and processes that are designed to mitigate the information security risks we face and protect the security of our computer systems, software, networks and other technology assets against attempts by unauthorized parties to obtain access to confidential information, disrupt or degrade service or cause other damage. We have implemented cybersecurity measures, yet our information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. While we have taken reasonable efforts to protect ourselves, we cannot assure our members that our security measures would be sufficient in the future. Any event that causes failures or interruption in such hardware or software systems could result in disruption of our business operations, have a negative impact on our operating results, and damage our reputation, which could negatively affect our business.

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
Overseeing Third-Party Risk. Because we know the risks associated with engaging third-party service providers, we have implemented processes designed to oversee and manage these risks. It is our policy to conduct security assessments of all third-party service providers before engagement, and we aim to maintain ongoing monitoring for compliance with our cybersecurity standards. This monitoring includes regular assessments by our chief operating officer and ITSP Group.
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
Management’s Role. Our cybersecurity risk assessment and management efforts are led by our chief operating officer, who is responsible for implementing and overseeing processes for the monitoring of our information systems, and the ITSP Group. Included in this responsibility is the deployment of cybersecurity measures and system audits to identify potential cybersecurity vulnerabilities. Our chief operating officer reports directly to our chief executive officer and board of managers.
Item 2. Properties.
We conduct our operations principally at three facilities located in South Dakota, including Volga, Miller, and Mitchell.
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
At our Mitchell facility, we indirectly own approximately 296 acres of land through our subsidiaries. During the fourth quarter of 2025, the Company completed construction of the Mitchell facility and commenced operations. The site includes an oilseed processing plant, oil refinery and deodorizer, operations and administrative building, and rail loop tracks.
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
Item 4. Mine Safety Disclosures.
None.
Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
As of December 31, 2025 and March 1, 2026, there were 2,239 and 2,235 members of record, respectively, and a total of 30,411,500 Class A capital units issued and outstanding. We did not make any repurchases of Class A units during the fiscal year 2025 and, as of the date of this annual report, we did not have any publicly announced plans or programs with respect to purchases of our units.

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

Quarter	Low Price (1)	High Price (1)	Average Price	# of Capital Units Matched
First Quarter 2024	$9.16	$9.50	$9.23	43,000
Second Quarter 2024	$9.20	$9.30	$9.25	112,500
Third Quarter 2024	$9.00	$9.18	$9.13	41,750
Fourth Quarter 2024	$8.80	$9.00	$8.95	44,500
First Quarter 2025	$7.14	$7.50	$7.36	25,000
Second Quarter 2025	$6.70	$7.10	$6.96	47,250
Third Quarter 2025	$6.75	$7.05	$6.96	128,500
Fourth Quarter 2025	$6.98	$7.50	$7.03	38,000
(1)The qualified matching service rules prohibit firm bids; therefore, the prices reflect actual sale prices of the capital units.
Transfer Restrictions
As a limited liability company, we must severely restrict trading and transfers of our capital units to preserve our preferential single-level "partnership" tax status at the member level. To preserve this status, our operating agreement prohibits transfers of capital units other than through the procedures specified under our capital units transfer system, or CUTS, which may be amended from time to time by our board of managers. Under the CUTS, our capital units cannot be traded on any national securities exchange or in any over-the-counter market. Also, we cannot permit the total number of capital units traded annually through the qualified matching service to exceed 10% of our total issued and outstanding capital units. All transactions, including any trades on the qualified matching service, must be approved by the board of managers, which are generally approved if they fall within “safe harbors” contained in the rules of the federal tax code. Permitted transfers include transfers by gift or death, sales to qualified family members, and trades through the qualified matching service subject to the 10% restriction. Pursuant to our operating agreement, a minimum of 2,500 capital units is required to be owned by an individual or entity for membership, and no member may own more than 10% of our total outstanding capital units.
Distributions to Members
We declared and issued to our members a cash distribution of $7.6 million (25.0¢ per capital unit) and $39.5 million (130.0¢ per capital unit) in the years ended December 31, 2025 and 2024, respectively. On February 10, 2026, our board of managers approved a cash distribution to our members of approximately $8.5 million (28.0¢ per capital unit), which was issued to our members on or about February 12, 2026. Our distributions are declared at the discretion of our board of managers and are issued in accordance with the terms of our operating agreement and distribution policy. Distributions are also subject to restrictions imposed under our loan agreement with our lender. There is no assurance as to whether, when, or how much we will make in distributions in the future. Actual distributions depend upon our profitability, expenses and other factors discussed in this report.
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
Item 6. Reserved.
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
Overview and Executive Summary
For the year ended December 31, 2025, we earned a net income of $17.7 million, down from $20.3 million in 2024. Despite the decline, processing margins held firm due to favorable spreads between soybean procurement costs and product sales prices. These spreads benefited from a large 2025 U.S. soybean crop—characterized by low moisture and average to above-average protein and oil content—across the area where we purchase soybeans.

In 2025, strong soybean meal demand persisted throughout the year, reaching or approaching record levels in both export and domestic markets, even as U.S. processing volumes hit records. Soybean oil demand weakened in the fourth quarter and overall, primarily due to ongoing uncertainty around EPA renewable fuel program guidance and volume requirements (renewable volume obligations).We completed construction of the new processing facility near Mitchell, South Dakota, on time and within budget. Operations began October 6, 2025, with refinery activities starting about one month later. Initial production was limited during commissioning, but product quality has been excellent, and volumes are steadily ramping up.

In 2026, we anticipate improved processing margins in 2026. An EPA announcement on renewable volume obligations is likely soon; if final volumes meet or exceed market expectations, soybean oil demand could strengthen significantly in 2026 and into 2027, driven by higher requirements for biomass-based diesel and renewable fuels. Nevertheless, challenges remain. Evolving U.S. trade policies add uncertainty, and expanding soybean production and processing capacity in South America will continue to intensify global competition. We remain focused on operational efficiency, capacity utilization (including the new Mitchell facility), and adapting to biofuel policy developments to support long-term performance.

Results of Operations
Comparison of Years Ended December 31, 2025 and 2024

	Year Ended December 31, 2025		Year Ended December 31, 2024
	$	% of Revenue	$	% of Revenue
Revenue	$503,815,120	100.0	$554,419,770	100.0
Cost of revenues	(479,117,044)	(95.1)	(525,031,207)	(94.7)
Gross profit	24,698,076	4.9	29,388,563	5.3
Operating expenses	(7,244,566)	(1.4)	(6,054,341)	(1.1)
Interest expense	(6,093,718)	(1.2)	(6,419,829)	(1.2)
Other non-operating income (expense)	1,582,768	0.3	4,848,180	0.9
Net income	12,942,560	2.6	21,762,573	3.9
Net income (loss) attributable to non-controlling interests in consolidate entities	(4,793,086)	(1.0)	1,442,756	0.3
Net income attributed to Company	$17,735,646	3.6	$20,319,817	3.6
Revenue – Revenue decreased $50.6 million, or 9.1%, for the year ended December 31, 2025, compared to the same period in 2024 The decrease was primarily driven by lower average sales price of soybean products, partially offset by an increase in quantity of soybeans processed.
Average soybean meal prices declined by 16.6% compared to 2024, primarily due to an increase in U.S. soybean crushing capacity during 2024 and 2025. The average price of soybean oil decreased 7.0% during the year ended December 31, 2025 compared to the same period in 2024, due to a decrease in demand. Soybean oil demand from the energy sector dropped dramatically in 2024 and throughout 2025 as refining margins for biodiesel and renewable diesel producers came under pressure from overproduction, which led to production slowdowns at some locations. In addition, imports of used cooking oil and other feedstocks flooded the market, contributing to an oversupply and adversely affecting soybean oil sales.
Soybean processing volume increased 22.7% compared to the same period in 2024. During the fourth quarter of 2025, we completed construction of our Mitchell, South Dakota processing facility and commenced operations. Completion of the Mitchell facility materially increased the Company’s soybean processing capacity, approximately doubling total production capacity. While the facility generated revenues during the fourth quarter of 2025, such revenues were limited and subject to uncertainty as the facility continues to ramp up and we evaluate operational performance.
Gross Profit/Loss – Gross profit decreased by $4.7 million, or 16.0%, for the year ended December 31, 2025, compared to the same period in 2024. The decrease was mainly due to declining processing margins —the spread between the market value of soybean meal and soybean oil produced from soybeans and the cost of raw soybeans— during the period due to weaker product values for soybean meal and soybean oil, reflecting trends that began in 2024.
During the fourth quarter of 2025, we commenced operations at our Mitchell facility. While the startup of the facility increased overall soybean processing capacity and contributed to higher processing volumes, initial operations were subject to ramp-up inefficiencies and lower utilization rates that are typical of a startup phase, which negatively impacted processing margins during the period.
Operating Expenses – Administrative expenses, including selling, general and administrative expenses, increased approximately $1.2 million, or 19.7%, during the year ended December 31, 2025, compared to the same period in 2024, due to an increase in payroll, professional and related costs associated with the start-up of the Mitchell facility.
Interest Expense – Interest expense decreased by $0.3 million, or 5.1%, during the year ended December 31, 2025, compared to the same period in 2024. The decrease in interest expense was principally due to a decrease in average borrowings from our credit facilities, excluding loans by our subsidiary, High Plains Processing, LLC. Average debt outstanding totaled $52.7 million during the year ended December 31, 2025, compared to $68.2 million during the same period in 2024. Additionally, we incurred and capitalized interest related primarily to the construction of the Mitchell facility of approximately $9.3 million and $0.1 million, for the years ending December 31, 2025 and 2024, respectively.
Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, decreased by $3.3 million, or 67.4%, for the year ended December 31, 2025, compared to the same period in 2024. The decrease in other non-operating income was primarily attributable to a $3.5 million decrease in interest income earned on the deposit of investment proceeds received by our subsidiaries in connection with the equity financing of the Mitchell facility during 2023 and 2024. These investment proceeds were utilized in 2024 to finance construction of the facility, resulting in lower average invested balances and, consequently, lower interest income during the current period.
Net Income/Loss – We generated a net income of $17.7 million during the year ended December 31, 2025, a $2.4 million decrease from 2024. The decrease was primarily attributable to lower gross margins resulting from reduced processing spreads and weaker product pricing during the period.
Comparison of Years Ended December 31, 2024 and 2023

	Year Ended December 31, 2024		Year Ended December 31, 2023
	$	% of Revenue	$	% of Revenue
Revenue	$554,419,770	100.0	$703,148,409	100.0
Cost of revenues	(525,031,207)	(94.7)	(624,732,341)	(88.8)
Gross profit	29,388,563	5.3	78,416,068	11.2
Operating expenses	(6,054,341)	(1.1)	(6,487,573)	(0.9)
Interest expense	(6,419,829)	(1.2)	(2,837,555)	(0.4)
Other non-operating income (expense)	4,848,180	0.9	2,018,285	0.3
Net income	$21,762,573	3.9	71,109,225	10.2
Net income attributable to non-controlling interests in consolidate entities	1,442,756	0.3	659,647	0.1
Net income attributed to Company	$20,319,817	3.6	$70,449,578	10.1
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
Operating Expenses – Administrative expenses, including selling, general and administrative expenses, decreased approximately $0.5 million, or 6.7%, during the year ended December 31, 2024, compared to the same period in 2023, due to a decrease in labor costs. The decrease was partially offset by an increase in professional and related costs associated with the start-up of the Mitchell facility.
Interest Expense – Interest expense increased $3.6 million, or 126.2%, during the year ended December 31, 2024, compared to the same period in 2023. The increase in interest expense was due to a $28.6 million increase in borrowings from our credit facilities with our senior lender, CoBank. The average debt level was $68.2 million during 2024, compared to $39.6 million in 2023. Debt levels increased mainly to fund our investment commitment into the Mitchell facility through our subsidiaries.

Other Non-Operating Income (Expense) – Other non-operating income, including patronage dividend income, increased $2.8 million, or 140.2%, for the year ended December 31, 2024, compared to the same period in 2023. The increase in other non-operating income was due to a $2.6 million increase in interest income. Interest income increased from the deposit of investment proceeds which were received by our subsidiaries in connection with their equity financing of the Mitchell facility.
Net Income/Loss – We generated a net income of $20.3 million during the year ended December 31, 2024, a $50.1 million decrease from 2023. The decrease is primarily attributable to the reduction in gross profit and an increase in interest expense.
Liquidity and Capital Resources
Our primary sources of liquidity are cash provided by operations and borrowings under our various revolving lines of credit which are discussed below under “Indebtedness.” On December 31, 2025, we had working capital, defined as current assets less current liabilities, of approximately $25.4 million, compared to working capital of $24.5 million on December 31, 2024. The increase in working capital was primarily driven by higher inventories, offset by decreases in cash and cash equivalents, increase in accrued commodity purchases and expenses, and increase in indebtedness associated with the commencement of operations at the Mitchell facility.
Comparison of the Years Ended December 31, 2025 and 2024

	2025	2024
Net cash provided by (used in) operating activities	$(38,918,881)	$58,395,262
Net cash used in investing activities	(202,369,644)	(176,001,498)
Net cash provided by financing activities	210,047,068	84,289,984
Cash Flows Provided by (Used in) Operating Activities
The $97.3 million decline in cash flows from operating activities was primarily driven by a $8.8 million decrease in net income, along with a $83.7 million reduction in cash generated from change in current assets and liabilities. The change in current assets and current liabilities was primarily driven by higher inventories, offset by increase in accrued commodity purchases and expenses.
Cash Flows Used in Investing Activities
The $26.4 million increase in cash flows used for investing activities was primarily driven by an increase in expenditures for purchasing various property and equipment. During 2025, we spent $202.2 million on property and equipment purchases, largely for the construction and development of the Mitchell facility, compared to $175.7 million in 2024.
Cash Flows Provided by Financing Activities
The $125.8 million increase in cash flows provided by financing activities was principally due to an increase in borrowings with our lender and a decrease in distributions paid to our members, offset by a decrease in proceeds from issuance of new capital units in our consolidated entities. Net proceeds from seasonal borrowings and long-term debt increased by $212.0 million during the year ended December 31, 2025, compared to $69.2 million during the same period in 2024. A $31.8 million reduction in cash distributions to members during the year ended December 31, 2025, compared to the same period in 2024, further contributed to the increase. This increase was partially offset by a decrease in proceeds from the issuance and sale of new securities in our consolidated entities in connection with the equity financing of the Mitchell facility. During the year ended December 31, 2024, our subsidiaries received $57.5 million in investment proceeds in connection with their equity financing, which were subsequently contributed for the construction and development of the new facility.

Comparison of the Years Ended December 31, 2024 and 2023

	2024	2023
Net cash from operating activities	$58,395,262	$128,890,291
Net cash used for investing activities	(176,001,498)	(104,214,603)
Net cash used for financing activities	84,289,984	47,367,949
Cash Flows from Operating Activities
The $70.5 million decline in cash flows from operating activities was primarily driven by a $49.3 million decrease in net income, along with a $37.0 million reduction in cash generated from inventories. During the year ended December 31, 2024, our inventories decreased by $23.8 million, compared to $60.8 million in 2023.
Cash Flows Used in Investing Activities
The $71.8 million increase in cash flows used for investing activities was primarily driven by the $71.4 million increase in expenditures for purchasing various property and equipment. During 2024, we spent $175.7 million on property and equipment purchases, largely for the construction and development of the Mitchell facility, compared to $104.3 million during 2023.
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
Indebtedness
We hold various credit facilities with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds, as needed, up to the credit line maximum, or $65.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $3.25 million every six months until the credit line’s maturity on March 20, 2030 at which time a balloon payment for the remaining balance is due. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $19.7 million and $50.5 million as of December 31, 2025 and 2024, respectively. Approximately $38.8 million in remaining commitments was available to borrow on the revolving term loan as of December 31, 2025.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. We may borrow up to $20.0 million until the loan's maturity on December 1, 2026. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. As of December 31, 2025 and 2024, there was no principal balance outstanding on this credit line.
The third line of credit is a delayed-draw term loan. Under this loan, our subsidiary may borrow funds, as needed up to $254.0 million. Principal payments of $4.5 million are made quarterly beginning six months after the completion date of the Mitchell facility. The quarterly principal payments will increase $1.0 million on the anniversary date and continue until the maturity date of December 31, 2029. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the delayed-draw term loan was $221.5 million and $18.7 million as of December 31, 2025 and 2024, respectively. Under this loan, $32.5 million was available to be borrowed as of December 31, 2025.
The fourth line of credit is another revolving term loan. Under this loan, our subsidiary may borrow funds, as needed, up to the credit line maximum, or $40.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line until the credit line’s maturity on

December 31, 2029 at which time a balloon payment for the remaining balance is due. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $— as of December 31, 2025 and 2024. Under this loan, $40.0 million was available to be borrowed as of December 31, 2025.
The last credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance the operating needs of the Mitchell facility. Our subsidiary may borrow up to $85.0 million until the loan's maturity on September 1, 2026. A 0.20% annual commitment fee is paid on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. The principal balance outstanding on this credit line was $27.4 million and $— at December 31, 2025 and 2024, respectively. Under this loan, $57.6 million of additional funds were available for borrowing as of December 31, 2025.
The revolving, seasonal and delayed-draw loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed rate option on all five loans, allowing us to fix rates for any period between one day and the entire commitment period. The annual interest rate on the loans was between 5.91% and 7.11% as of December 31, 2025. We were in compliance with all covenants and conditions under the loans as of December 31, 2025.
Effective March 2025, the State of South Dakota Department of Transportation agreed to loan the Davison Regional Railroad Authority $12.6 million for purposes of making improvements to the railway infrastructure at the Mitchell facility. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus 2% interest. This guarantee was converted into a direct obligation of ours in May 2025, when we received the entire loan proceeds and assumed responsibility for paying the annual principal and interest payments. Beginning in October 2026, we will make annual principal and interest payments of $987,500. These payments will continue through October 1, 2032, at which time a final balloon payment will be due for the remaining unpaid principal and any accrued interest.
Capital Expenditures
We made a total of $202.2 million in capital expenditures on various property and equipment in 2025 compared to approximately $175.7 million in 2024. Significant purchases of property and equipment were made for the construction and development of the Mitchell facility, which was completed and commenced operations during the fourth quarter of 2025. Additional purchases were made to enhance the quality and efficiency of our Volga and Miller facilities. We anticipate spending approximately $28.2 million in capital purchases and improvements in 2026, which will be financed from our revolving term loan and cash flows from operating activities.
Off Balance Sheet Financing Arrangements
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$310,242,000	$17,962,000	$76,937,000	$206,135,000	$9,208,000

Operating Lease Obligations	104,437,000	11,670,000	21,700,000	20,821,000	50,246,000

Total	$414,679,000	$29,632,000	$98,637,000	$226,956,000	$59,454,000
(1)Represents principal and interest payments on our notes payable, which are included on our Consolidated Balance Sheets.

Recent Accounting Pronouncements
See Note 1 - Principal Activity and Significant Accounting Policies, of our audited consolidated financial statements for a discussion on the impact, if any, of the recently pronounced accounting standards.
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
As of December 31, 2025, we had $12.6 million in fixed rate debt and $457.5 million in variable rate debt available to borrow. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a one percentage point (1%) increase in interest rates on our variable rate debt could have an estimated impact on profitability of approximately $4.6 million per year.
Item 8. Financial Statements and Supplementary Data.
Reference is made to the “Index to Consolidated Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report, and consolidated financial statements and schedules for the years ended December 31, 2025, 2024 and 2023.
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
As of December 31, 2025, our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this assessment using those criteria, management concluded that, as of December 31, 2025, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with the Audit Committee.
This Annual Report does not include a report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to an audit report by our registered public accounting firm pursuant to the rules of the Commission that permit us to provide only management’s report in this report.
Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Item 9B. Other Information.
During the quarter ended December 31, 2025, none of our directors (managers) or executive officers adopted or terminated a Rule 10b5-1 trading plan or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspection.
Not applicable.
PART III

Pursuant to General Instructions G(3), we omit Part III, Items 10, 11, 12, 13, and 14, and incorporate such items by reference to an amendment to this Annual Report on Form 10-K or to a Definitive Proxy Statement to be filed with the Commission within 120 days after the close of the fiscal year covered by this Report (December 31, 2025).
Part IV
Item 15. Exhibits, Financial Statement Schedules.
The following exhibits and consolidated financial statements are filed as part of, or are incorporated by reference into, this report:
(a)(1)    Financial Statements — Reference is made to the “Index to Consolidated Financial Statements” of South Dakota Soybean Processors, LLC located on the page immediately preceding page F-1 of this report for a list of the consolidated financial statements for the year ended December 31, 2025. The consolidated financial statements appear on page F-2 of this Report.
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

Exhibit Number	Description
3.1(i)	Articles of Organization
3.1(ii)	Operating Agreement, as amended and restated
3.1(iii)	Articles of Amendment to Articles of Organization
4.1	Form of Class A Unit Certificate
10.1	Credit Agreement with CoBank dated December 28, 2016
10.2	Amendment to Credit Agreement with CoBank dated September 20, 2023
10.3	Amended and Restated Credit Agreement with CoBank dated March 17, 2025
10.4	Amendment to Credit Agreement with CoBank dated November 24, 2025 (*)
10.5	Monitored Revolving Credit Supplement dated December 28, 2016
10.6	Amended and Restated Revolving Credit Promissory Note dated March 3, 2023
10.7	Amended and Restated Revolving Credit Promissory Note dated March 17, 2025
10.8	Amended and Restated Revolving Credit Promissory Note dated November 24, 2025 (*)
10.9	Amended and Restated Revolving Term Promissory Note dated September 20, 2023
10.10	Amended and Restated Revolving Term Promissory Note dated March 17, 2025
10.11	Multiple Advance Term Promissory Note with CoBank dated September 20, 2023
10.12	Thomas Kersting Amended Employment Agreement dated January 1, 2026
10.13	Mark Hyde Employment Agreement dated March 21, 2017
10.14	SDSP Parent Guarantee dated September 7, 2023
10.15	Insider Trading Policy
21.1	Subsidiaries of the Company (*)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer (*)
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer (*)
32.1	Section 1350 Certification by Chief Executive Officer (*)
32.2	Section 1350 Certification by Chief Financial Officer (*)
____________________________________________________________________________

(*) Filed herewith.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	March 30, 2026	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 30, 2026	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:	March 30, 2026	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	March 30, 2026	By	/s/ Mark Hyde
Mark Hyde
Chief Financial Officer (Principal Financial Officer)

Dated:	March 30, 2026	By	/s/ Lewis Bainbridge
Lewis Bainbridge, Manager

Dated:	March 30, 2026	By	/s/ Mark Brown
Mark Brown, Manager

Dated:	March 30, 2026	By	/s/ Spencer Enninga
Spencer Enninga, Manager

Dated:	March 30, 2026	By	/s/ Gary Goplen
Gary Goplen, Manager

Dated:	March 30, 2026	By	/s/ Brandon Hope
Brandon Hope, Manager

Dated:	March 30, 2026	By	'/s/ Alex Johnson
Alex Johnson, Manager

Dated:	March 30, 2026	By	'/s/ Michael Reiner
Michael Reiner, Manager

Dated:	March 30, 2026	By	/s/ Doyle Renaas
Doyle Renaas, Manager

Dated:	March 30, 2026	By	/s/ Craig Weber
Craig Weber, Manager

South Dakota Soybean Processors, LLC

Consolidated Financial Statements

December 31, 2025, 2024, and 2023

1

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Managers and Members
South Dakota Soybean Processors, LLC
Volga, South Dakota

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of South Dakota Soybean Processors, LLC (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in members’ equity, and cash flows, for the years ended December 31, 2025, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of South Dakota Soybean Processors, LLC as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Inventory Basis Adjustment
As discussed in Notes 1 and 10 in the accompanying financial statements, the fair value measurements for inventories carried at market value, which approximates net realizable value, are based on exchange-quoted prices adjusted for differences in local markets and/or quality, referred to as basis adjustments. Fair values for sales contracts are adjusted for location and quality differences (basis adjustments) because the exchange-quoted prices represent contracts that have standardized terms for commodity, quantity, future delivery period, delivery location,
3

and commodity quality or grade. The reported fair value as of December 31, 2025 for inventories was $131,760,675.
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
Denver. Colorado
March 30, 2026
4

South Dakota Soybean Processors, LLC
Consolidated Balance Sheets
December 31, 2025 and 2024
___________________________________________________________________________________________________________________

	2025	2024
Assets
Current assets
Cash and cash equivalents	$8,352,627	$39,594,084
Trade accounts receivable	29,285,341	29,771,609
Inventories	132,834,755	45,078,676
Commodity derivative instruments	9,866,657	9,600,761
Prepaid expenses	3,377,296	2,976,524
Total current assets	183,716,676	127,021,654

Property and equipment	638,123,619	435,335,629
Less accumulated depreciation	(84,732,372)	(75,554,375)
Total property and equipment, net	553,391,247	359,781,254

Other assets
Investments	19,156,025	18,605,021
Right-of-use lease asset, net	85,535,599	35,829,689
Other assets	982,687	656,000
Total other assets	105,674,311	55,090,710

Total assets	$842,782,234	$541,893,618

Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$18,713,458	$12,972,629
Note payable - seasonal loans	27,372,787	—
Current maturities of long-term debt	646,064	9,000,000
Accounts payable	3,157,382	3,979,895
Accrued commodity purchases	73,331,567	54,412,561
Commodity derivative instruments	4,968,237	3,500,672
Current portion - operating leases	8,025,011	3,512,822
Accrued expenses	8,009,698	4,623,969
Contract liabilities	14,114,940	10,524,222
Total current liabilities	158,339,144	102,526,770

Long-term liabilities
Long-term debt, net	251,142,632	57,673,180
Long-term operating lease liabilities	75,310,587	29,881,151
Other long-term liabilities	16,762,860	15,855,793
Total long-term liabilities	343,216,079	103,410,124

Commitments and contingencies (Notes 4, 5, 6, & 12)

Members' equity (30,411,500 units issued and outstanding)	188,342,694	178,279,321
Non-controlling interests in consolidated entities	152,884,317	157,677,403
Total members' equity	341,227,011	335,956,724

Total liabilities and members' equity	$842,782,234	$541,893,618

 The accompanying notes are an integral part of these consolidated financial statements.
5

South Dakota Soybean Processors, LLC
Consolidated Statements of Operations
For the Years Ended December 31, 2025, 2024, and 2023
___________________________________________________________________________________________________________________

	2025	2024	2023

Revenues	$503,815,120	$554,419,770	$703,148,409

Cost of revenues:
Cost of product sold	369,879,654	436,337,299	535,807,382
Production	54,948,023	40,312,307	41,344,244
Freight and rail	54,289,367	48,381,601	47,580,715
Total cost of revenues	479,117,044	525,031,207	624,732,341

Gross profit	24,698,076	29,388,563	78,416,068

Operating expenses:
Administration	7,244,566	6,054,341	6,487,573
Operating income	17,453,510	23,334,222	71,928,495

Other income (expense):
Interest expense	(6,093,718)	(6,419,829)	(2,837,555)
Other non-operating income (expense)	733,793	4,418,292	1,325,238
Patronage dividend income	848,975	429,888	693,047
Total other income (expense)	(4,510,950)	(1,571,649)	(819,270)

Net income	12,942,560	21,762,573	71,109,225

Net income (loss) attributable to non-controlling interests in consolidating entities	(4,793,086)	1,442,756	659,647
Net income attributable to Company	$17,735,646	$20,319,817	$70,449,578

Basic and diluted earnings per capital unit	$0.58	$0.67	$2.32

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,411,500	30,411,500

The accompanying notes are an integral part of these consolidated financial statements.

6

South Dakota Soybean Processors, LLC
Consolidated Statements of Changes in Members’ Equity
For the Years Ended December 31, 2025, 2024, and 2023
___________________________________________________________________________________________________________________

	Class A Units		Non-controlling	Total
	Units	Amount	Interests	Equity

Balances, January 1, 2022	30,411,500	$163,538,676	$—	$163,538,676

Net income	—	70,449,578	659,647	71,109,225

Issuance of units in consolidated entities	—	—	98,077,500	98,077,500

Distribution to members	—	(36,493,800)	—	(36,493,800)

Balances, December 31, 2023	30,411,500	197,494,454	98,737,147	296,231,601

Net income	—	20,319,817	1,442,756	21,762,573

Issuance of units in consolidated entities	—	—	57,500,000	57,500,000

Redemption of units in consolidated entities	—	—	(2,500)	(2,500)

Distribution to members	—	(39,534,950)	—	(39,534,950)

Balances, December 31, 2024	30,411,500	178,279,321	157,677,403	335,956,724

Net income	—	17,735,646	(4,793,086)	12,942,560

Distributions to members	—	(7,672,273)	—	(7,672,273)

Balances, December 31, 2025	30,411,500	$188,342,694	$152,884,317	$341,227,011

The accompanying notes are an integral part of these consolidated financial statements.
7

South Dakota Soybean Processors, LLC
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2025, 2024, and 2023
___________________________________________________________________________________________________________________

	2025	2024	2023
Operating activities
Net income	$12,942,560	$21,762,573	$71,109,225
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,840,563	6,521,980	5,834,248
Net (gain) loss recognized on derivative instruments	(6,998,996)	1,065,204	(24,864,543)
Loss (gain) on sale of property and equipment	(113,575)	68,659	152,085
Non-cash patronage dividends	(184,891)	(59,702)	(32,313)
Change in current operating assets and liabilities	(54,404,542)	29,036,548	76,691,589
Net cash provided by (used in) operating activities	(38,918,881)	58,395,262	128,890,291

Investing activities
Increase in other assets	(326,685)	(319,500)	(240,250)
Proceeds from sales of property and equipment	117,000	14,573	293,903
Purchase of property and equipment	(202,159,959)	(175,696,571)	(104,268,256)
Net cash used in investing activities	(202,369,644)	(176,001,498)	(104,214,603)

Financing activities
Change in excess of outstanding checks over bank balances	5,740,829	(2,755,630)	(2,775,992)
Net (payments) proceeds from seasonal borrowings	27,372,787	—	(138,165)
Proceeds from issuance of capital units	—	57,497,500	98,077,500
Distributions paid to members	(7,672,273)	(39,534,950)	(36,493,800)
Payments for debt issuance costs	(15,973)	(132,071)	(2,452,250)
Proceeds from long-term debt	215,423,320	69,215,135	22,706,726
Principal payments on long-term debt	(30,801,622)	—	(31,556,070)
Net cash provided by financing activities	210,047,068	84,289,984	47,367,949

Net change in cash and cash equivalents	(31,241,457)	(33,316,252)	72,043,637

Cash and cash equivalents, beginning of year	39,594,084	72,910,336	866,699

Cash and cash equivalents, end of year	$8,352,627	$39,594,084	$72,910,336

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest, net of capitalized interest	$4,292,434	$5,946,675	$2,136,804

Noncash investing and financing activities:
Soybean meal contributed as investment	$366,112	$3,170,307	$1,436,420

Property and equipment included in accounts payable and other long-term liabilities	$16,503,930	$15,719,699	$—

The accompanying notes are an integral part of these consolidated financial statements.
8

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 1 - Principal Activity and Significant Accounting Policies
Organization
South Dakota Soybean Processors, LLC (the “Company” or “LLC”) processes and sells soybean products, such as soybean meal and hulls, as well as soybean oil and oil byproducts. The Company’s principal operations are conducted at its processing facilities located in Volga, Miller, and Mitchell South Dakota.
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
During the fourth quarter of 2025, the Company completed construction of its Mitchell, South Dakota processing facility and commenced operations. Completion of the Mitchell facility materially increased the Company’s soybean processing capacity, approximately doubling total production capacity. While the facility generated revenues during the fourth quarter of 2025, such revenues were limited and subject to uncertainty as the facility continues to ramp up and the Company evaluates operational performance.
The accompanying consolidated financial statements include the accounts of the Company and its controlled subsidiaries, High Plains Partners, LLC, HPP SD Holdings, LLC, and High Plains Processing, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and cash equivalents
The Company considers all highly liquid investment instruments with original maturities of three months or less at the time of acquisition to be cash equivalents. These cash balances regularly exceed amounts insured by the Federal Deposit Insurance Corporation; however, the Company does not believe it is exposed to any significant credit risk on these balances.
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

Receivables and Credit Policies
Trade accounts receivable are presented at original invoice amount, net of the allowance for credit losses. Trade accounts receivable are uncollateralized customer obligations due under normal trade terms generally requiring payment within fifteen to thirty days from the invoice date. Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice or, if unspecified, are applied to the earliest unpaid invoices. The Company's accounts receivable as of January 1, 2024 was $43,548,706.
The carrying amount of trade receivables is reduced by an allowance for credit loss that reflects management's best estimate of the amounts that will not be collected. Management regularly reviews trade receivable balances and based on an assessment of current creditworthiness and historical write-off experience, adjusted for various industry and regional data and current expectations of future credit losses, estimates the portion, if any, of the balance that will not be collected. Recoveries of trade receivables previously written off are recognized when received. The valuation allowance was determined to be immaterial as of December 31, 2025 and 2024.

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
Investments
The Company measures its equity investments at cost less any impairment plus or minus observable price changes in orderly transactions since these investments do not have readily determinable fair values and the Company does not have significant influence over the invested.
The Company invested $0 in cash and an additional $366,112, $3,170,307 and $1,436,420 of soybean meal in 2025, 2024, and 2023 respectively, for use in the investees’ operations.
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
As of December 31, 2025 and 2024, the Company has approximately $16.5 million and $15.7 million, respectively, in payables related to the construction of the facility in Mitchell, South Dakota. These construction payables are classified as non-current liabilities due to management's intent and ability to settle these liabilities using the Company’s long-term credit facilities. The project was completed during the fourth quarter of 2025. Following the
10

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

completion of required testing activities to confirm that the assets met applicable product specifications, the Company placed the related property and equipment into service in December 2025.
The Company capitalized interest on major construction projects in progress of approximately $9.3 million, $0.1 million, and $0 for the years ending December 31, 2025, 2024 and 2023, respectively. Upon placing the project into service, the Company ceased capitalizing interest costs related to the project.
The Company reviews its long-lived assets for impairment whenever events indicate that the carrying amount of an asset group may not be recoverable. If impairment indicators are present and the undiscounted future cash flows is less than the carrying amount of the asset group, values are reduced to the estimated fair value of those assets. The Company did not recognize any impairment on property and equipment during the years ended December 31, 2025, 2024, and 2023.
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
Debt issuance costs
Debt issuance costs represent the expenses incurred to secure debt financing, including all related fees. These costs are amortized as interest expense over the duration of the associated financing, using the straight-line method, which is an approximation of the effective interest rate method. The amortization of these deferred financing costs is included in interest expense in the consolidated statements of operations. As of December 31, 2025, unamortized deferred financing costs were approximately $2.0 million, recorded as a reduction of long-term debt in the consolidated balance sheets. As of December 31, 2024, unamortized deferred financing costs of approximately $2.5 million, were recorded as prepaid expenses and other assets on the consolidated balance sheets, due to the absence of outstanding long-term debt at that time.
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
Contract liabilities
Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. These customer prepayments totaled $14,114,940 and $10,524,222 as of December 31, 2025 and 2024, respectively. The Company recognized $10,515,355 of the $10,524,222 balance as of December 31, 2024 as revenue during the year ended December 31, 2025. The Company recognized $667,558 of the $737,503 balance as of December 31, 2023 as revenue during the year ended December 31, 2024.
Disaggregation of Revenues
The following table presents a disaggregation of revenue from contracts with customers for the years ended December 31, 2025, 2024, and 2023, by product type:

	2025	2024	2023

Soybean meal and hulls	$295,753,106	$311,671,305	$374,038,170
Soybean oil and oil byproducts	208,062,014	242,748,465	329,110,239

Totals	$503,815,120	$554,419,770	$703,148,409
Revenue by geographic area for the years ended December 31, 2025, 2024, and 2023 are as follows:

	2025	2024	2023
United States	$439,550,384	$451,737,947	$564,558,539
Canada	64,264,736	102,681,823	138,589,870

Totals	$503,815,120	$554,419,770	$703,148,409
Advertising costs
Advertising and promotion costs are expensed as incurred. The Company incurred $113,000, $65,000, and $115,000, of advertising costs in the years ended December 31, 2025, 2024, and 2023, respectively.
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
Segment Reporting
Operating segments are defined as parts of an organization for which distinct financial information is available and regularly reviewed by the chief operating decision maker (CODM) or the decision-making group to guide resource allocation and performance assessment. The Company has identified one reportable business segment: the production and marketing of meal and oil derived from the grain production process. The CODM, which is the Company's Chief Executive Officer, evaluates the overall financial performance of the Company when making operational decisions. Net income is used by the CODM to assess returns on segment assets and to determine whether profits should be reinvested into the segment, directed to other areas of the business (such as acquisitions), or distributed as dividends. Additionally, net income serves as a tool for monitoring budgeted versus actual results. The CODM also leverages net income for competitive analysis, comparing the Company’s performance to that of its competitors. Both the competitive analysis and the budget monitoring process are critical for evaluating segment performance and setting management compensation.
Recent accounting pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), which provides for more detailed information about the types of expenses aggregated in common expense captions in the statement of operations. ASU 2024-03 is effective for the Company for the year ended December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact of this ASU.
Note 2 - Inventories
The Company’s inventories consist of the following as of December 31:

	2025	2024
Finished goods	$89,412,508	$27,477,041
Raw materials	42,348,166	17,090,010
Supplies & other inventories	1,074,081	511,625

Totals	$132,834,755	$45,078,676

13

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 3 - Property and Equipment
The following is a summary of property and equipment at December 31:

	2025			2024
	Cost	Accumulated Depreciation	Net	Net
Land	$5,608,287	$—	$5,608,287	$516,326
Land improvements	24,458,333	(1,636,288)	22,822,045	1,364,197
Buildings and improvements	147,137,752	(13,919,996)	133,217,756	22,531,217
Machinery and equipment	445,558,620	(66,620,718)	378,937,902	51,949,033
Railroad cars	10,411,185	(1,097,950)	9,313,235	9,521,459
Company vehicles	378,458	(172,651)	205,807	143,184
Furniture and fixtures	2,046,444	(1,284,769)	761,675	719,557
Construction in progress	2,524,540	—	2,524,540	273,036,281

Totals	$638,123,619	$(84,732,372)	$553,391,247	$359,781,254
Depreciation of property and equipment amounts to $9,330,772, $6,521,980, and $5,830,587 for the years ended December 31, 2025, 2024, and 2023, respectively.
Note 4 - Notes Payable - Seasonal Loan
The Company maintains a revolving credit agreement with a lending institution which expires on December 1, 2026. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $20 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (5.91% at December 31, 2025). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at December 31, 2025 and 2024. The remaining available funds to borrow under the terms of the revolving credit agreement were $20.0 million as of December 31, 2025.
The Company maintains a separate revolving seasonal credit facility that expires on September 1, 2026. The purpose of the credit agreement is to finance the operating needs of a subsidiary. Under this agreement, the Company could borrow up to $85.0 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (6.81% at December 31, 2025). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were $27.4 million and $0 advances outstanding at December 31, 2025 and 2024, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were approximately $57.6 million as of December 31, 2025.
Note 5 - Long-Term Debt
The following is a summary of the Company's long-term debt at December 31:

	2025	2024
Revolving term loans	$19,698,378	$50,500,000
Delayed-draw term loan	221,538,454	18,715,135
Promissory note	12,600,000	—
	253,836,832	69,215,135
Less current maturities	(646,064)	(9,000,000)
Less unamortized debt issuance costs	(2,048,136)	(2,541,955)

Totals	$251,142,632	$57,673,180
14

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

The Company has a credit agreement with a lending institution that includes a revolving term loan and a seasonal loan. The credit agreements are secured by substantially all business assets of Company.
The revolving term loan provides for a maximum borrowing of $65.0 million, and the amount available for borrowing on the revolving term loan will decrease by $3.25 million every six months until the loan's maturity date of March 20, 2030. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of December 31, 2025 was 6.21%. The Company pays a 0.40% annual commitment fee on any funds not borrowed. There were $19.7 million and $50.5 million outstanding at December 31, 2025 and 2024, respectively. There were approximately $38.8 million in remaining commitments available to borrow on the revolving term loan as of December 31, 2025.
The Company has a credit facilities agreement with a lending institution that includes a delayed-draw term loan, a revolving term loan, and a seasonal loan. The credit facilities agreement is secured by substantially all business assets of a subsidiary.
The delayed-draw term loan provides borrowing up to $254.0 million until March 31, 2026 to finance the construction of the operating facility in Mitchell, South Dakota. The Company will make quarterly principal payments of $4.5 million plus interest beginning six months after the outside completion date as defined within the agreement. The quarterly principal payments will increase each year by $1.0 million on the anniversary date. The delayed-draw term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of December 31, 2025 was 7.11%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were $221.5 million and $18.7 million outstanding at December 31, 2025 and 2024, respectively. There were approximately $32.5 million available to borrow on the delayed draw term loan as of December 31, 2025.
The revolving term loan provides borrowings up to $40.0 million. The revolving term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of December 31, 2025 was 7.11%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were no advances outstanding on this loan as of December 31, 2025 and 2024. There were $40.0 million in remaining commitments available to borrow on the revolving term loan as of December 31, 2025.
Under the agreements, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios that limits distributions.
Effective March 2025, the State of South Dakota Department of Transportation agreed to loan the Davison Regional Railroad Authority $12.6 million for purposes of making improvements to the railway infrastructure at the operating facility near Mitchell, South Dakota. In consideration of this secured loan, the Company agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus interest. This guarantee was converted into a direct obligation of the Company's in May 2025, when the Company received the entire loan proceeds and assumed responsibility for paying the annual principal and interest payments. The note bears interest at a fixed rate of 2% per annum. Beginning in October 2026, the Company will make annual principal and interest payments of $987,500. These payments will continue through October 1, 2032, at which time a final balloon payment will be due for the remaining unpaid principal and any accrued interest.
The following are minimum principal payments on long-term debt obligations for the years ended December 31:

2026	$646,064
2027	20,748,421
2028	24,763,390
2029	198,015,491
2030	794,231
Thereafter	8,869,235
Total	$253,836,832

15

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

Note 6 - Operating Leases
The Company has several operating leases for railcars, machinery and equipment, and storage facilities. Operating leases are included in right-to-use lease assets, current operating lease liabilities, and long-term lease liabilities on the Company's consolidated balance sheets. These assets and liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company's secured incremental borrowing rates or implicit rates, when readily determinable. Short-term operating leases, which have an initial term of 12 months or less, are not recorded on the consolidate balance sheet. These leases have terms ranging from 3-15 years and may include renewal terms. The renewal options are not included in the measurement of the right of use assets and lease liabilities unless the Company is reasonably certain to exercise the optional renewal periods. The Company does not have lease arrangements with residual value guarantees, sale-leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 were as follows:

	2025	2024	2023
Cost of revenues - Freight and rail	$6,144,955	$4,932,702	$4,264,107
Cost of revenues - Production	778,169	300,902	272,805
Administration expenses	20,124	18,735	17,542
Total operating lease costs	$6,943,248	$5,252,339	$4,554,454
The following summarizes the supplemental cash flow information for the years ended December 31:

	2025	2024	2023
Cash paid for amounts included in measurement of lease liabilities	$6,171,763	$4,674,912	$4,146,569

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$55,963,206	$11,123,660	$8,956,408
The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of December 31, 2025:

Weighted-average remaining lease term - operating leases (in years)	10.8
Weighted-average discount rate - operating leases	4.35%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of December 31, 2025:
16

South Dakota Soybean Processors, LLC
Notes to the Consolidated Financial Statements
___________________________________________________________________________________________________________________

	Railcars	Other	Total
Year ended December 31:
2026	$11,193,467	$476,719	$11,670,186
2027	10,450,997	474,830	10,925,827
2028	10,312,687	461,612	10,774,299
2029	10,312,687	426,879	10,739,566
2030	9,714,187	366,831	10,081,018
Thereafter	49,709,684	536,352	50,246,036
Total lease payments	101,693,709	2,743,223	104,436,932
Less amount of lease payments representing interest	(20,671,126)	(430,208)	(21,101,334)
Total present value of lease payments	$81,022,583	$2,313,015	$83,335,598
Note 7 - Employee Benefit Plans
The Company maintains a Section 401(k) plan for employees who meet the eligibility requirements set forth in the plan documents. The Company matches a percentage of an employee's contributed earnings. The amounts charged to expense under this plan were approximately $371,000, $256,000, and $313,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company's Board of Managers approved the payment of a profit-based incentive bonus to be awarded to eligible employees following the close of each fiscal year. The Board has allocated approximately 4.7% of profits over $2 million to fund this benefit. Individual amounts are based upon criteria determined by a formula that considers current pay, level of responsibility, and impact on profits of each position. The amounts charged to expense under this incentive were approximately $993,000, $894,000, and $3,521,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
The Company entered into deferred compensation agreements with certain executive officers. The agreement provides for a monetary incentive, contingent on each individual's performance. These incentives will vest, ratable over eight years, at 12.5% per year. Vested amounts will then be paid in conjunction with retirement or post-separation, as specified by the executives upon the initial awards. The Company recognized expense of $123,000, $82,000 and $42,000 related to this agreement during the years ended December 31, 2025, 2024 and 2023, respectively, related to this agreement.
Note 8 - Cash Flow Information
The following is a schedule of changes in assets and liabilities used to determine cash from operating activities:

	2025	2024	2023
Changes in operating assets and liabilities:
Trade accounts receivable	$486,268	$13,777,097	$(30,952)
Inventories	(88,122,191)	23,796,968	60,763,783
Commodity derivative instruments	8,200,665	(1,427,321)	15,670,560
Prepaid expenses	(165,060)	427,990	(568,725)
Accounts payable	(822,513)	(3,483,101)	5,217,657
Accrued commodity purchases	18,919,006	(11,828,038)	(4,504,068)
Accrued expenses and interest	3,385,729	(2,095,766)	522,046
Deferred liabilities	3,713,554	9,868,719	(378,712)
Totals	$(54,404,542)	$29,036,548	$76,691,589
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
Derivatives not designated as hedging instruments at December 31, 2025 and 2024 were as follows:

	Balance Sheet Classification	December 31, 2025	December 31, 2024

Forward contracts in gain position		$6,254,683	$4,839,408
Futures and options in gain position		3,095,040	4,415,641
Futures and options in loss position		(2,490,174)	(3,614,540)
Total forward, futures and options contracts		6,859,549	5,640,509
Margin deposit		3,007,108	3,960,252

	Current assets	$9,866,657	$9,600,761

Forward contracts in loss position		$4,956,529	$3,483,207
Interest rate swap		11,708	17,465

	Current liabilities	$4,968,237	$3,500,672
During the years ended December 31, 2025, 2024, and 2023, net realized and unrealized gains (losses) on derivative transactions were recognized in the consolidated statements of operations as follows:

	2025	2024	2023
Derivatives not designated as hedging instruments:
Commodity contracts	$6,969,953	$(1,222,695)	$24,295,668
Foreign exchange contracts	23,286	104,655	741,696
Interest rate swaps, caps and floors	5,757	52,836	(172,821)

Totals	$6,998,996	$(1,065,204)	$24,864,543
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
The following tables set forth financial assets and liabilities measured at fair value in the consolidated balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of December 31:

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Inventory	$—	$131,760,675	$—	$131,760,675
Commodity derivative instruments	$604,866	$1,286,446	$—	$1,891,312
Provisionally priced contracts	$—	$(16,872,958)	$—	$(16,872,958)

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Inventory	$—	$44,241,428	$—	$44,241,428
Commodity derivative instruments	$801,101	$1,338,736	$—	$2,139,837
Provisionally priced contracts	$—	$(13,593,068)	$—	$(13,593,068)
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
In January 2026, the Company entered into an amended arrangement with the State of South Dakota Department of Transportation and Davison Regional Railroad Authority to increase the total principal amount from $12.6 million to $18.3 million. As a result of the amendment, the Company’s annual principal and interest payments were increased to $1.4 million, commencing in October 2026.
On February 10, 2026, the Company’s Board of Managers declared a cash distribution to its members of approximately $8.5 million. The distribution was issued and paid to members on February 12, 2026 in accordance with the Company's operating agreement and distribution policy.
20