Form 10-Q
period 2026-03-31
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2026-05-14
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On May 14, 2026, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Consolidated Financial Statements
March 31, 2026 and 2025

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,339,303	$8,352,627
Trade accounts receivable	30,588,503	29,285,341
Inventories	182,804,564	132,834,755
Commodity derivative instruments	10,712,853	9,866,657
Prepaid expenses	3,835,051	3,377,296
Total current assets	234,280,274	183,716,676

Property and equipment	639,909,114	638,123,619
Less accumulated depreciation	(92,055,247)	(84,732,372)
Total property and equipment, net	547,853,867	553,391,247

Other assets
Investments	19,348,190	19,156,025
Right-of-use lease asset, net	82,992,641	85,535,599
Other assets	1,282,738	982,687
Total other assets	103,623,569	105,674,311

Total assets	$885,757,710	$842,782,234
(continued on the following page)

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets (continued)

	March 31, 2026	December 31, 2025
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$15,278,166	$18,713,458
Note payable - seasonal loans	61,681,537	27,372,787
Current maturities of long-term debt	21,004,355	646,064
Accounts payable	5,813,660	3,157,382
Accrued commodity purchases	39,357,517	73,331,567
Commodity derivative instruments	16,486,366	4,968,237
Current portion - operating leases	7,949,617	8,025,011
Accrued expenses	10,914,525	8,009,698
Contract liabilities	9,028,469	14,114,940
Total current liabilities	187,514,212	158,339,144

Long-term liabilities
Long-term debt, net	304,310,330	251,142,632
Long-term operating lease liabilities	72,901,953	75,310,587
Other long-term liabilities	309,140	16,762,860
Total long-term liabilities	377,521,423	343,216,079

Commitments and contingencies (Notes 4, 5, 6, and 10)

Members' equity (30,411,500 units issued and outstanding)	175,570,279	188,342,694
Non-controlling interests in consolidated entities	145,151,796	152,884,317
Total members' equity	320,722,075	341,227,011

Total liabilities and members' equity	$885,757,710	$842,782,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three-Month Periods Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025

Revenues	$225,528,754	$117,913,309

Cost of revenues:
Cost of product sold	181,332,569	90,093,330
Production	22,989,893	10,643,751
Freight and rail	26,743,288	11,269,924
Total cost of revenues	231,065,750	112,007,005

Gross profit (loss)	(5,536,996)	5,906,304

Operating expenses:
Administration	2,299,968	1,724,966
Operating income (loss)	(7,836,964)	4,181,338

Other income (expense):
Interest expense	(6,145,937)	(1,150,926)
Other non-operating income (expense)	151,258	214,623
Patronage dividend income	1,843,627	845,361
Total other income (expense)	(4,151,052)	(90,942)

Net income (loss)	(11,988,016)	4,090,396

Net income (loss) attributable to non-controlling interests in consolidating entities	(7,732,521)	(282,677)
Net income (loss) attributable to Company	$(4,255,495)	$4,373,073

Basic and diluted earnings per capital unit	$(0.14)	$0.14

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,411,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Changes in Members' Equity (Unaudited)
For the Three-Month Periods Ended March 31, 2026 and 2025

	Class A Units		Noncontrolling	Total
	Units	Amount	Interests	Equity

Balances, December 31, 2024	30,411,500	$178,279,321	$157,677,403	$335,956,724
Net income (loss)	—	4,373,073	(282,677)	4,090,396
Distributions to members	—	(7,672,273)	—	(7,672,273)
Balances, March 31, 2025	30,411,500	$174,980,121	$157,394,726	$332,374,847

Balances, December 31, 2025	30,411,500	$188,342,694	$152,884,317	$341,227,011
Net loss	—	(4,255,495)	(7,732,521)	(11,988,016)
Distributions to members	—	(8,516,920)	—	(8,516,920)
Balances, March 31, 2026	30,411,500	$175,570,279	$145,151,796	$320,722,075
The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2026 and 2025

	2026	2025
Operating activities
Net income (loss)	$(11,988,016)	$4,090,396
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,810,615	1,982,056
Net (gain) loss recognized on derivative activities	43,390,483	(133,560)
Loss (gain) on sale of property and equipment	(62,339)	—
Non-cash patronage dividends	(192,165)	(184,892)
Change in current operating assets and liabilities	(121,716,836)	(45,701,126)
Net cash (used in) provided by operating activities	(82,758,258)	(39,947,126)

Investing activities
Increase in other assets	(300,053)	—
Proceeds from sales of property and equipment	172,142	—
Purchase of property and equipment	(14,873,678)	(60,803,453)
Net cash used in investing activities	(15,001,589)	(60,803,453)

Financing activities
Change in excess of outstanding checks over bank balances	(3,435,292)	(4,892,636)
Net proceeds from seasonal borrowings	34,308,750	7,352,079
Distributions paid to members	(8,516,920)	(7,672,273)
Payments for debt issue costs	(333,883)	—
Proceeds from long-term debt	76,973,868	76,037,177
Principal payments on long-term debt	(3,250,000)	(3,250,000)
Net cash provided by financing activities	95,746,523	67,574,347

Net change in cash and cash equivalents	(2,013,324)	(33,176,232)

Cash and cash equivalents, beginning of period	8,352,627	39,594,084

Cash and cash equivalents, end of period	$6,339,303	$6,417,852

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,411,583	$1,150,926

Noncash investing and financing activities:
Soybean meal contributed as investment	$—	$366,112

Property and equipment included in accrued expenses and other long-term liabilities	$3,877,286	$14,886,599

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
In the opinion of management, all normal recurring adjustments considered necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements. The results of operations and cash flows for interim periods are not necessarily indicative of results for a full year due in part to the seasonal nature of some of the Company’s businesses. The balance sheet data as of December 31, 2025 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.
These statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 31, 2026.
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
Receivables and Credit Policies
Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms, which are generally fifteen to thirty days from invoice date. Accounts considered uncollectible are written off. Management determines the allowance for credit losses by regularly evaluating individual customer receivables and considering customers' financial condition, credit history, current and future economic conditions, and unusual circumstances, if any. The valuation allowance was determined to be immaterial as of March 31, 2026 and December 31, 2025, respectively.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. These customer prepayments totaled $9,028,469 and $14,114,940 as of March 31, 2026 and December 31, 2025, respectively. Of the $14,114,940 balance as of December 31, 2025, the Company recognized $7,009,483 as revenues for the three months ended March 31, 2026, respectively. Of the $10,524,222 customer prepayments as of December 31, 2024, the Company recognized $4,558,128 of contract liabilities as revenues during the three months ended March 31, 2025, respectively.
The following table presents a disaggregation of revenue from contracts with customers for the three-month periods ended March 31, 2026 and 2025, by product type:

	2026	2025

Soybean meal and hulls	$127,080,595	$68,255,432
Soybean oil and oil byproducts	98,448,159	49,657,877

Totals	$225,528,754	$117,913,309
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
Note 2 -           Inventories
The Company’s inventories consist of the following on March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Finished goods	$142,328,111	$89,412,508
Raw materials	39,495,204	42,348,166
Supplies & other inventories	981,249	1,074,081

Totals	$182,804,564	$132,834,755
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 3 -         Property and Equipment
The following is a summary of the Company's property and equipment at March 31, 2026 and December 31, 2025:

	2026			2025
	Cost	Accumulated Depreciation	Net	Net
Land	$5,608,287	$—	$5,608,287	$5,608,287
Land improvements	24,453,333	(1,843,892)	22,609,441	22,822,045
Buildings and improvements	147,113,753	(14,855,958)	132,257,795	133,217,756
Machinery and equipment	445,878,478	(72,709,640)	373,168,838	378,937,902
Railroad cars	10,287,335	(1,131,428)	9,155,907	9,313,235
Company vehicles	378,457	(185,842)	192,615	205,807
Furniture and fixtures	2,046,444	(1,328,487)	717,957	761,675
Construction in progress	4,143,027	—	4,143,027	2,524,540

Totals	$639,909,114	$(92,055,247)	$547,853,867	$553,391,247
The High Plains Processing facility was completed in the fourth quarter of 2025 and placed into service in December 2025.
Depreciation of property and equipment was $7,674,611 and $1,855,931 for the three months ended March 31, 2026 and 2025, respectively.
The Company capitalized interest on major construction projects in progress of approximately $0 and $1.1 million, for the three months ended March 31, 2026 and 2025, respectively. Upon placing the project into service, the Company ceased capitalizing interest costs related to the project.
Note 4 -         Notes Payable – Seasonal Loan
Prior to the amendment to the credit agreement as described in Note 11 - Subsequent events, the Company maintained a revolving credit agreement with a lending institution which expires on December 1, 2026. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement and subsequent amendment, the Company could borrow up to $30 million, with advances on the revolving credit agreement are secured. Interest accrues at a variable rate (5.88% as of March 31, 2026). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were $17.8 million and $0 advances outstanding at March 31, 2026 and December 31, 2025, respectively. The remaining available funds to borrow under the terms of the revolving credit agreement were approximately $12.2 million as of March 31, 2026.
The Company maintains a separate revolving seasonal credit facility that expires on September 1, 2026. The purpose of the credit agreement is to finance the operating needs of a subsidiary. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (6.78% at March 31, 2026). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were $43.9 million and $27.4 million advances outstanding as of March 31, 2026 and December 31, 2025. The remaining available funds to borrow under the terms of the revolving credit agreement were approximately $41.1 million as of March 31, 2026.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 5 -         Long-Term Debt
The following is a summary of the Company's long-term debt on March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Revolving term loans	$55,250,000	$19,698,378
Delayed-draw term loan	254,000,000	221,538,454
Promissory note	18,310,700	12,600,000
	327,560,700	253,836,832
Less current maturities	(21,004,355)	(646,064)
Less unamortized debt issuance costs	(2,246,015)	(2,048,136)

Totals	$304,310,330	$251,142,632
The Company has a credit agreement with a lending institution that includes a revolving term loan and a seasonal loan. The credit agreements are secured by substantially all business assets of Company.
The revolving term loan provides for a maximum borrowing of $65.0 million and the amount available for borrowing on the revolving term loan will decrease by $3.25 million every six months until the loan's maturity date of March 20, 2030. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of March 31, 2026 was 6.67%. The Company pays a 0.40% annual commitment fee on any funds not borrowed. There were no remaining commitments available to borrow on the revolving term loan as of March 31, 2026.
The Company has a credit facilities agreement with a lending institution that includes a delayed-draw term loan, a revolving term loan, and a seasonal loan. The credit facilities agreement is secured by substantially all business assets of a subsidiary.
The delayed-draw term loan provides borrowing up to $254.0 million until March 31, 2026 to finance the construction of the operating facility in Mitchell, South Dakota. The Company will make quarterly principal payments of $4.50 million plus interest beginning six months after the outside completion date as defined within the agreement. The quarterly principal payments will increase each year by $1.0 million on the anniversary date. The delayed-draw term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of March 31, 2026 was 7.08%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were no available funds to borrow on the delayed draw term loan as of March 31, 2026.
The revolving term loan provides for a maximum borrowing of $40.0 million. The revolving term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of March 31, 2026 was 6.78%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. As of March 31, 2026 and December 31, 2025, there were no advances outstanding on this loan. There were $40.0 million in remaining commitments available to borrow on the revolving term loan as of March 31, 2026.
Under the agreements, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios that limits distributions.
Effective March 2025 and subsequent amendment, the State of South Dakota Department of Transportation agreed to loan the Davison Regional Railroad Authority $18.3 million for purposes of making improvements to the railway infrastructure at the operating facility near Mitchell, South Dakota. In consideration of this secured loan, the Company agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus interest. This guarantee was converted into a direct obligation of the Company's in May 2025, when the Company received the entire loan proceeds and assumed responsibility for paying the annual principal and interest payments.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The note bears interest at a fixed rate of 2% per annum. Beginning in October 2026, the Company will make annual principal and interest payments of $1.43 million. These payments will continue through October 1, 2032, at which time a final balloon payment will be due for the remaining unpaid principal and any accrued interest.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ending March 31:

2027	$21,004,355
2028	28,575,721
2029	32,597,434
2030	231,369,585
2031	1,142,183
Thereafter	12,871,422

Total	$327,560,700
Note 6 -        Operating Leases
The Company has several operating leases for railcars, machinery and equipment, and storage facilities. These leases have terms ranging from 3-15 years and most do not have renewal terms provided. The Company does not have lease arrangements with residual value guarantees, sale-leaseback terms or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed consolidated statements of operations for the three-month periods ended March 31, 2026 and 2025 were as follows:

	2026	2025

Cost of revenues - Freight and rail	$2,677,367	$1,292,470
Cost of revenues - Production	253,649	84,148
Administration expenses	7,786	6,434
Total operating lease costs	$2,938,802	$1,383,052
The following summarizes the supplemental cash flow information for the three-month periods ended March 31, 2026 and 2025:

	2026	2025

Cash paid for amounts included in the measurement of lease liabilities	$2,928,137	$946,860

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$—	$155,886
The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of March 31, 2026:

Weighted-average remaining lease-term - operating leases (in years)	10.6

Weighted-average discount rate - operating leases	4.4%

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of March 31, 2026:

	Railcars	Other	Total
Twelve-month periods ended March 31:
2027	$10,980,086	$475,482	$11,455,568
2028	10,221,361	473,189	10,694,550
2029	10,212,671	458,115	10,670,786
2030	10,063,046	410,685	10,473,731
2031	9,614,171	352,590	9,966,761
Thereafter	47,592,092	454,140	48,046,232
Total lease payments	98,683,427	2,624,201	101,307,628
Less amount of lease payments representing interest	(20,058,429)	(397,629)	(20,456,058)

Total present value of lease payments	$78,624,998	$2,226,572	$80,851,570
Note 7 -        Member Distribution
On February 10, 2026, the Company’s Board of Managers declared and approved a cash distribution of approximately $8.5 million, or $0.28 per capital unit. The distribution was paid in accordance with the Company’s operating agreement and distribution policy on February 12, 2026.
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
Derivatives not designated as hedging instruments as of March 31, 2026 and December 31, 2025 were as follows:

	Balance Sheet Classification	March 31, 2026	December 31, 2025

Forward contracts in gain position		$2,164,668	$6,254,683
Futures and options in gain position		6,810,543	3,095,040
Futures and options in loss position		(32,036,337)	(2,490,174)
Total forward, futures and options contracts		(23,061,126)	6,859,549
Margin deposit		33,773,979	3,007,108
	Current assets	$10,712,853	$9,866,657

Forward contracts in loss position		$16,472,031	$4,956,529
Interest rate swap		14,335	11,708
	Current liabilities	$16,486,366	$4,968,237
During the three-month periods ended March 31, 2026 and 2025, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed consolidated statements of operations as follows:

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	2026	2025
Derivatives not designated as hedging instruments:
Commodity contracts	$(43,368,057)	$168,740
Foreign exchange contracts	(19,800)	(27,467)
Interest rate swaps, caps and floors	(2,626)	(7,713)

Totals	$(43,390,483)	$133,560
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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Inventory	$—	$181,823,315	$—	$181,823,315
Commodity derivative instruments	$(25,225,794)	$(14,321,698)	$—	$(39,547,492)
Provisionally priced contracts	$—	$(13,139,403)	$—	$(13,139,403)

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Inventory	$—	$131,760,675	$—	$131,760,675
Commodity derivative instruments	$604,866	$1,286,446	$—	$1,891,312
Provisionally priced contracts	$—	$(16,872,958)	$—	$(16,872,958)
The Company enters into various commodity derivative instruments, including futures, options, swaps and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of their finished goods and raw

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

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
Note 11 -       Subsequent Event
Except to the events listed below, the Company evaluated all of its activities and concluded that no subsequent events have occurred that would require recognition in its financial statements or disclosed in the notes to its financial statements.
On May 11, 2026, the Company entered into an Amended and Restated Revolving Credit Promissory Note (the "Restated Note") with our lender, CoBank, ACB, which amends and restates our existing Revolving Credit Promissory Note dated November 24, 2025. The principal available under the Company's seasonal loan increases from $30 million to $45 million. All other material items and conditions under the Credit Agreement dated March 17, 2025, and subsequent amendments to such agreement, remain the same following the Restated Note.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the three-month period ended March 31, 2026, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2025. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2025.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
During the three months ended March 31, 2026, we recognized a net loss of $4.3 million, compared with net income of $4.4 million for the same period in 2025. The decrease was is primarily attributable to temporary regulatory delays affecting the renewable fuels market and non-cash, mark-to-market accounting adjustments.The primary driver of the quarterly loss was softened demand for soybean oil, which was mainly delayed implementation of the Renewable Fuel Standard (RFS) and the associated Renewable Volume Obligations (RVOs). The lack of timely regulatory clarity temporarily reduced demand from the biofuel sector, compressing oil values and operational margins. In addition, we recorded non-cash, mark-to market losses as a result of rising board crush values. While these monthly adjustments negatively impacted reported earnings this quarter, they reflect favorable forward main opportunities. Notable, we view these as timing differences that are expected to be economically neutral over the life of the underlying positions. Our performance was additionally impacted by order subsidiary, High Plains Processing, Mitchell, South Dakota, which experienced losses, as it was impacted by similar market pressures including soft oil demand and unfavorable timing of margin recognition as well as startup inefficiencies.
We anticipate a strong recovery in financial performance for the remainder of 2026. The EPA’s recent release of record-level RVOs is expected to drive substantial demand for soybean oil, specifically within the renewable diesel sector. Soybean meal demand is also expected to remain strong, supported by robust domestic and export markets. Finally, as current forward margin positions mature, we expect to capture margins previously deferred by mark-to-market accounting.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	$	% of Revenue	$	% of Revenue
Revenue	$225,528,754	100.0	$117,913,309	100.0
Cost of revenues	(231,065,750)	(102.5)	(112,007,005)	(95.0)
Gross profit (loss)	(5,536,996)	(2.5)	5,906,304	5.0
Operating expenses	(2,299,968)	(1.0)	(1,724,966)	(1.5)
Interest expense	(6,145,937)	(2.7)	(1,150,926)	(1.0)
Other non-operating income (expense)	1,994,885	0.9	1,059,984	0.9
Net income (loss)	(11,988,016)	(5.3)	4,090,396	3.4
Net income (loss) attributable to non-controlling interests in consolidated entities	(7,732,521)	(3.4)	(282,677)	(0.3)

Net income (loss) attributable to Company	$(4,255,495)	(1.9)	$4,373,073	3.7

Revenue – Revenue increased by $107.6 million, or 91.3%, for the three months ended March 31, 2026, compared to the same period in 2025. This significant growth was primarily driven by a 91.2% increase in soybean processing volumes, partially offset by a moderate decline in average selling prices for soybean products. The volume increase was directly attributable to the commencement of operations at our Mitchell facility, which began operations in the fourth quarter of 2025. The completion of this facility effectively doubled our total processing capacity, representing a material shift in operational scale. The increase in volume was slightly offset by a 2.9% decrease in average soybean meal prices compared to the first quarter of 2025. This pricing pressure resulted from expanded industry-wide crushing capacity across the U.S. that entered the market in 2024 and 2025.
Gross Profit/Loss – Gross profit decreased by $11.4 million, or 193.7%, for the three months ended March 31, 2026, compared to the same period in 2025. The decrease was primarily driven by mark-to-market losses and initial operation costs associated with our Mitchell facility. The mark-to-market adjustments were attributed to unrealized, non-cash losses resulting from rising board crush values. These monthly accounting adjustments, reflect forward margin opportunities that require the deferral of profit recognition into future periods. Results were further impacted by losses at our Mitchell facility, where initial operations experienced ramp-up inefficiencies, lower utilization rates and higher pressures, all while being subject to broader market pressures including softened demand for oil.
Operating Expenses – Administrative expenses, including all selling, general, and administrative expenses, increased by $0.6 million for the three months ended March 31, 2026, compared to the same period in 2025. The increase was primarily due to higher payroll, professional, and related costs associated with the start-up of the Mitchell facility.
Interest Expense – Interest expense increased by $4,995,000, or 434.0%, during the three months ended March 31, 2026, compared to the same period in 2025. The increase in interest expense was principally due to an increase in borrowings under our credit facilities. Additionally, approximately $0.0 million in interest costs related to the construction of our Mitchell facility were capitalized during the three months ended March 31, 2026, compared to $1.1 million in the same period of 2025.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, increased $0.9 million during the three months ended March 31, 2026, compared to the same period in 2025. This increase was primarily driven by a $1.0 million rise in patronage dividend income from prior investments in cooperatives during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Net Income/Loss – During the three-month period ended March 31, 2026, we generated a net loss of $4.3 million compared to a net income of $4.4 million for the same period in 2025. The $8.7 million decrease was primarily attributable to a decrease in gross margins.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from operations and borrowings from our two revolving lines of credit, which are discussed in the section titled “Indebtedness.” As of March 31, 2026, we had working capital, defined as current assets less current liabilities, of approximately $46.8 million, compared to $36.9 million on March 31, 2025. Working capital decreased primarily due to expenditures related to the construction and development of our Mitchell facility, of which we have a controlling ownership interest through our subsidiaries.
Comparison of the Three Months Ended March 31, 2026 and 2025

	2026	2025
Net cash used for operating activities	$(82,758,258)	$(39,947,126)
Net cash used for investing activities	(15,001,589)	(60,803,453)
Net cash provided by financing activities	95,746,523	67,574,347
Cash Flows Used For Operations
The $42.8 million increase in cash flows used for operating activities between periods was largely due to a $76.0 million change in current operating assets and liabilities, offset by a $43.5 million change in net loss recognized on derivative instruments.
Cash Flows Used For Investing Activities
The $45.8 million increase in cash flows used for investing activities between periods was due to a $45.9 million decrease in expenditures for purchases of various property and equipment used for the construction and development of our Mitchell facility, which was completed during the fourth quarter of 2025.
Cash Flows Provided By Financing Activities
The $28.2 million increase in cash flows provided by financing activities between periods was principally due to a $26.9 million increase in net proceeds from seasonal borrowings with our lender.
Indebtedness
We hold various credit facilities with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds, as needed, up to the credit line maximum, or $65.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $3.25 million every six months until the credit line’s maturity on March 20, 2030, at which time a balloon payment for the remaining balance is due. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $55.3 million and $19.7 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, there were no additional funds available for borrowing under this loan.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. We may borrow up to $30.0 million until the loan's maturity on December 1, 2026. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. The principal balance outstanding on this note was $17.8 million and $0 as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, an additional $12.2 million was available for borrowing under this loan.
The third line of credit is a delayed-draw term loan. Under this loan, our subsidiary may borrow funds, as needed, up to $254.0 million until March 31, 2026. Principal payments of $4.5 million are made quarterly beginning six months after the Mitchell facility's completion date. The quarterly principal payments will increase by $1.0 million on the anniversary date and continue until the maturity date of December 31, 2029. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on this note was $254.0 million and $221.5 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, there were no additional funds available for borrowing under this loan.
The fourth credit line is a revolving long-term loan. Under this loan, our subsidiary may borrow funds, as needed, up to the credit line maximum of $40.0 million and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line until the credit line’s maturity on December 31, 2029, at which time a balloon payment for the remaining balance is due. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on this revolving term loan was $0 as of March 31, 2026 and December 31, 2025. As of March 31, 2026, an additional $40.0 million was available for borrowing under this loan.
The last credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance the operating needs of our Mitchell facility. Beginning July 1, 2025, our subsidiary may borrow up to $85.0 million until the loan's maturity on September 1, 2026. A 0.20% annual commitment fee is charged on any funds not borrowed; however, we may reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. The principal balance outstanding on this credit line was $43.9 million and $27,372,787 as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, an additional $41.1 million was available for borrowing under this loan.
The revolving, seasonal, and delayed-draw term loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed-rate option on all five loans, allowing us to lock in rates for any period between one day and the entire commitment period. The annual interest rate on the loans was between 5.88% and 6.78% as of March 31, 2026.
In 2025, the State of South Dakota Department of Transportation agreed to loan the Davison Regional Railroad Authority $18.3 million for purposes of making improvements to the railway infrastructure at our Mitchell facility. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus interest. This guarantee was converted into a direct obligation of ours in May 2025, when we received the loan proceeds and assumed responsibility for paying the annual principal and interest payments. The note bears interest at a fixed rate of 2% per annum. Beginning in October 2026, we will make annual principal and interest payments of $1.43 million. These payments will continue through maturity on October 1, 2032, at which time a final balloon payment will be due for the remaining unpaid principal and any accrued interest.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.

Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$394,894,000	$42,233,000	$98,169,000	$241,124,000	$13,368,000

Operating Lease Obligations	101,307,000	11,456,000	21,365,000	20,440,000	48,046,000

Totals	$496,201,000	$53,689,000	$119,534,000	$261,564,000	$61,414,000
(1)    Represents principal and interest payments on our notes payable, which are included on our Balance Sheet.
RECENT ACCOUNTING PRONOUNCEMENTS
See Note 1 of our Financial Statements under Part I, Item 1, for a discussion on the impact, if any, of the recently pronounced accounting standards.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There have been no material changes to our critical accounting policies and estimates from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
As of March 31, 2026, we had $18.3 million in fixed-rate debt outstanding and $464.3 million of variable-rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable-rate debt could have an estimated impact on profitability of approximately $4.6 million per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2026.
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
Item 1A. Risk Factors.
During the quarter ended March 31, 2026, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2025 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
Insider Adoption or Termination of Trading Arrangements
During the three months ended March 31, 2026, none of our managers or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Item 6.    Exhibits.

Exhibit Number	Description
10.1	Amended and Restated Revolving Credit Promissory Note dated April 9, 2026*
10.2	Amended and Restated Revolving Credit Promissory Note dated May 11, 2026*
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer*
32.1	Section 1350 Certification by Chief Executive Officer*
32.2	Section 1350 Certification by Chief Financial Officer*
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
104	The cover page from this Current Report on Form 10-Q formatted as Inline XBRL
____________________________________________________________________________
* Filed herewith.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	May 14, 2026	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	May 14, 2026	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)