Form 10-Q
period 2026-06-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2026-08-12
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On August 12, 2026, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Consolidated Financial Statements
June 30, 2026 and 2025

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$6,118,214	$8,352,627
Trade accounts receivable	57,412,144	29,285,341
Inventories	152,911,850	132,834,755
Commodity derivative instruments	16,950,257	9,866,657
Prepaid expenses	3,301,739	3,377,296
Total current assets	236,694,204	183,716,676

Property and equipment	638,872,829	638,123,619
Less accumulated depreciation	(99,564,467)	(84,732,372)
Total property and equipment, net	539,308,362	553,391,247

Other assets
Investments	19,348,191	19,156,025
Right-of-use lease asset, net	80,971,152	85,535,599
Other assets	1,282,738	982,687
Total other assets	101,602,081	105,674,311

Total assets	$877,604,647	$842,782,234
(continued on the following page)

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets (continued)

	June 30, 2026	December 31, 2025
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$26,143,849	$18,713,458
Note payable - seasonal loans	26,046,780	27,372,787
Current maturities of long-term debt	21,046,231	646,064
Accounts payable	7,013,931	3,157,382
Accrued commodity purchases	45,325,426	73,331,567
Commodity derivative instruments	7,809,203	4,968,237
Current portion - operating leases	7,821,744	8,025,011
Accrued expenses	7,876,021	8,009,698
Contract liabilities	8,813,099	14,114,940
Total current liabilities	157,896,284	158,339,144

Long-term liabilities
Long-term debt, net	299,950,507	251,142,632
Long-term operating lease liabilities	71,067,265	75,310,587
Other long-term liabilities	351,851	16,762,860
Total long-term liabilities	371,369,623	343,216,079

Commitments and contingencies (Notes 4, 5, 6, and 10)

Members' equity (30,411,500 units issued and outstanding)	199,293,366	188,342,694
Non-controlling interests in consolidated entities	149,045,374	152,884,317
Total members' equity	348,338,740	341,227,011

Total liabilities and members' equity	$877,604,647	$842,782,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$326,921,314	$110,640,734	$552,450,068	$228,554,043

Cost of revenues:
Cost of product sold	234,108,584	87,741,582	415,441,153	177,834,912
Production	24,576,395	11,604,135	47,566,288	22,247,886
Freight and rail	31,838,765	11,021,642	58,582,053	22,291,566
Total cost of revenues	290,523,744	110,367,359	521,589,494	222,374,364

Gross profit (loss)	36,397,570	273,375	30,860,574	6,179,679

Operating expenses:
Administration	2,237,336	1,681,784	4,537,304	3,406,750
Operating income (loss)	34,160,234	(1,408,409)	26,323,270	2,772,929

Other income (expense):
Interest expense	(6,559,155)	(1,227,078)	(12,705,092)	(2,378,004)
Other non-operating income (expense)	15,568	184,547	166,826	399,170
Patronage dividend income	18	46	1,843,645	845,407
Total other income (expense)	(6,543,569)	(1,042,485)	(10,694,621)	(1,133,427)

Net income (loss)	27,616,665	(2,450,894)	15,628,649	1,639,502

Net income (loss) attributable to non-controlling interests in consolidating entities	3,893,578	(1,477,747)	(3,838,943)	(1,760,424)
Net income (loss) attributable to Company	$23,723,087	$(973,147)	$19,467,592	$3,399,926

Basic and diluted earnings per capital unit	$0.78	$(0.03)	$0.64	$0.11

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,411,500	30,411,500	30,411,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Changes in Members' Equity (Unaudited)
For the Three and Six-Month Periods Ended June 30, 2026 and 2025

	Class A Units		Noncontrolling	Total
	Units	Amount	Interests	Equity

Balances, December 31, 2024	30,411,500	$178,279,321	$157,677,403	$335,956,724
Net income (loss)	—	4,373,073	(282,677)	4,090,396
Distributions to members	—	(7,672,273)	—	(7,672,273)
Balances, March 31, 2025	30,411,500	174,980,121	157,394,726	332,374,847
Net income		(973,147)	(1,477,747)	(2,450,894)
Balances, June 30, 2025	30,411,500	$174,006,974	$155,916,979	$329,923,953

Balances, December 31, 2025	30,411,500	$188,342,694	$152,884,317	$341,227,011
Net loss	—	(4,255,495)	(7,732,521)	(11,988,016)
Distributions to members	—	(8,516,920)	—	(8,516,920)
Balances, March 31, 2026	30,411,500	175,570,279	145,151,796	320,722,075
Net income	—	23,723,087	3,893,578	27,616,665
Balances, June 30, 2026	30,411,500	$199,293,366	$149,045,374	$348,338,740
The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2026 and 2025

	2026	2025
Operating activities
Net income (loss)	$15,628,649	$1,639,502
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	15,389,326	3,969,130
Net (gain) loss recognized on derivative activities	36,771,621	2,484,115
Loss (gain) on sale of property and equipment	(62,339)	—
Non-cash patronage dividends	(192,165)	(184,892)
Change in current operating assets and liabilities	(118,516,931)	(45,962,208)
Net cash (used in) provided by operating activities	(50,981,839)	(38,054,353)

Investing activities
Increase in other assets	(300,050)	(326,688)
Proceeds from sales of property and equipment	172,142	—
Purchase of property and equipment	(17,643,990)	(122,921,005)
Net cash used in investing activities	(17,771,898)	(123,247,693)

Financing activities
Change in excess of outstanding checks over bank balances	7,430,391	(4,929,254)
Net proceeds from seasonal borrowings	(1,326,007)	4,595,604
Distributions paid to members	(8,516,920)	(7,672,273)
Payments for debt issue costs	(333,883)	(16,945)
Proceeds from long-term debt	72,515,743	140,159,507
Principal payments on long-term debt	(3,250,000)	(3,250,000)
Net cash provided by financing activities	66,519,324	128,886,639

Net change in cash and cash equivalents	(2,234,413)	(32,415,407)

Cash and cash equivalents, beginning of period	8,352,627	39,594,084

Cash and cash equivalents, end of period	$6,118,214	$7,178,677

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$12,062,927	$2,378,004

Noncash investing and financing activities:
Soybean meal contributed as investment	$—	$366,112

Property and equipment included in accrued expenses and other long-term liabilities	$3,877,286	$14,291,957

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
Receivables and Credit Policies
Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms, which are generally fifteen to thirty days from invoice date. Accounts considered uncollectible are written off. Management determines the allowance for credit losses by regularly evaluating individual customer receivables and considering customers' financial condition, credit history, current and future economic conditions, and unusual circumstances, if any. The valuation allowance was determined to be immaterial as of June 30, 2026 and December 31, 2025, respectively.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. These customer prepayments totaled $8,813,099 and $14,114,940 as of June 30, 2026 and December 31, 2025, respectively. Of the $14,114,940 balance as of December 31, 2025, the Company recognized $6,427,928 and $13,437,411 as revenues for the three and six months ended June 30, 2026, respectively. Of the $10,524,222 customer prepayments as of December 31, 2024, the Company recognized $3,839,185 and $8,397,313 of contract liabilities as revenues during the three and six months ended June 30, 2025, respectively.
The following table presents a disaggregation of revenue from contracts with customers for the three and six-month periods ended June 30, 2026 and 2025, by product type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Soybean meal and hulls	$131,792,464	$64,408,939	$258,873,059	$132,664,371
Soybean oil and oil byproducts	195,128,850	46,231,795	293,577,009	95,889,672

Totals	$326,921,314	$110,640,734	$552,450,068	$228,554,043
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
Note 2 -           Inventories
The Company’s inventories consist of the following on June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Finished goods	$101,282,096	$89,412,508
Raw materials	50,553,652	42,348,166
Supplies & other inventories	1,076,102	1,074,081

Totals	$152,911,850	$132,834,755
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 3 -         Property and Equipment
The following is a summary of the Company's property and equipment at June 30, 2026 and December 31, 2025:

	2026			2025
	Cost	Accumulated Depreciation	Net	Net
Land	$5,608,287	$—	$5,608,287	$5,608,287
Land improvements	24,453,333	(2,065,639)	22,387,694	22,822,045
Buildings and improvements	147,113,753	(15,791,919)	131,321,834	133,217,756
Machinery and equipment	445,914,470	(78,952,805)	366,961,665	378,937,902
Railroad cars	10,287,335	(1,182,865)	9,104,470	9,313,235
Company vehicles	378,457	(199,033)	179,424	205,807
Furniture and fixtures	2,046,444	(1,372,206)	674,238	761,675
Construction in progress	3,070,750	—	3,070,750	2,524,540

Totals	$638,872,829	$(99,564,467)	$539,308,362	$553,391,247
The High Plains Processing facility was completed in the fourth quarter of 2025 and placed into service in December 2025.
Depreciation of property and equipment was $7,579,909 and $1,857,919 for the three months ended June 30, 2026 and 2025, respectively, and $15,254,520 and $3,713,850, for the six months ended June 30, 2026 and 2025, respectively.
The Company capitalized interest on major construction projects in progress of approximately $0 and $2.3 million, for the three months ended June 30, 2026 and 2025, respectively, and $0 and $3.4 million for the six months ended June 30, 2026 and 2025, respectively. Upon placing the project into service, the Company ceased capitalizing interest costs related to the project.
Note 4 -         Notes Payable – Seasonal Loan
The Company maintains a revolving credit agreement with a lending institution which expires on December 1, 2026. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $45 million, with advances on the revolving credit agreement secured. Interest accrues at a variable rate (5.87% as of June 30, 2026). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at June 30, 2026 and December 31, 2025. The remaining available funds to borrow under the terms of the revolving credit agreement were approximately $45.0 million as of June 30, 2026.
The Company maintains a separate revolving seasonal credit facility that expires on September 1, 2026. The purpose of the credit agreement is to finance the operating needs of a subsidiary. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (6.77% at June 30, 2026). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were $26.0 million and $27.4 million advances outstanding as of June 30, 2026 and December 31, 2025. The remaining available funds to borrow under the terms of the revolving credit agreement were approximately $59.0 million as of June 30, 2026.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 5 -         Long-Term Debt
The following is a summary of the Company's long-term debt on June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Revolving term loans	$50,791,876	$19,698,378
Term loan	254,000,000	221,538,454
Promissory note	18,310,700	12,600,000
	323,102,576	253,836,832
Less current maturities	(21,046,231)	(646,064)
Less unamortized debt issuance costs	(2,105,838)	(2,048,136)

Totals	$299,950,507	$251,142,632
The Company has a credit agreement with a lending institution that includes a revolving term loan and a seasonal loan. The credit agreements are secured by substantially all business assets of Company.
The revolving term loan provides for a maximum borrowing of $65.0 million and the amount available for borrowing on the revolving term loan will decrease by $3.25 million every six months until the loan's maturity date of March 20, 2030. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of June 30, 2026 was 6.17%. The Company pays a 0.40% annual commitment fee on any funds not borrowed. There were $4.5 million available to borrow on the revolving term loan as of June 30, 2026.
The Company has a credit facilities agreement with a lending institution that includes a term loan, a revolving term loan, and a seasonal loan. The credit facilities agreement is secured by substantially all business assets of a subsidiary.
The term loan provides borrowing up to $254.0 million until the loan's maturity on December 31, 2029 to finance the construction of the operating facility in Mitchell, South Dakota. The Company will make quarterly principal payments of $4.5 million plus interest beginning six months after the outside completion date as defined within the agreement. The quarterly principal payments will increase each year by $1.0 million on the anniversary date. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of June 30, 2026 was 7.07%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were no available funds to borrow on the term loan as of June 30, 2026.
The revolving term loan provides for a maximum borrowing of $40.0 million. The revolving term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of June 30, 2026 was 7.07%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. As of June 30, 2026 and December 31, 2025, there were no advances outstanding on this loan. There were $40.0 million in remaining commitments available to borrow on the revolving term loan as of June 30, 2026.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The note bears interest at a fixed rate of 2% per annum. Beginning in October 2026, the Company will make annual principal and interest payments of approximately $1.4 million. These payments will continue through October 1, 2032, at which time a final balloon payment will be due for the remaining unpaid principal and any accrued interest.
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ending June 30:

2027	$21,046,231
2028	29,575,721
2029	33,597,434
2030	224,869,585
2031	1,142,183
Thereafter	12,871,422

Total	$323,102,576
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
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed consolidated statements of operations for the three and six-month periods ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Cost of revenues - Freight and rail	$2,924,777	$1,312,849	$5,602,144	$2,605,319
Cost of revenues - Production	232,702	72,187	486,351	156,335
Administration expenses	6,649	5,354	14,435	11,788
Total operating lease costs	$3,164,128	$1,390,390	$6,102,930	$2,773,442
The following summarizes the supplemental cash flow information for the three and six-month periods ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Cash paid for amounts included in the measurement of lease liabilities	$2,931,024	$1,306,898	$5,859,161	$2,253,758

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$96,356	$—	$96,356	$155,886

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of June 30, 2026:

Weighted-average remaining lease-term - operating leases (in years)	10.5

Weighted-average discount rate - operating leases	4.4%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of June 30, 2026:

	Railcars	Other	Total
Twelve-month periods ended June 30:
2027	$10,742,017	$501,539	$11,243,556
2028	10,196,617	497,438	10,694,055
2029	10,196,617	481,013	10,677,630
2030	9,897,367	416,041	10,313,408
2031	9,598,117	337,425	9,935,542
Thereafter	45,738,380	372,848	46,111,228
Total lease payments	96,369,115	2,606,304	98,975,419
Less amount of lease payments representing interest	(19,710,454)	(375,956)	(20,086,410)

Total present value of lease payments	$76,658,661	$2,230,348	$78,889,009
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
Derivatives not designated as hedging instruments as of June 30, 2026 and December 31, 2025 were as follows:

	Balance Sheet Classification	June 30, 2026	December 31, 2025

Forward contracts in gain position		$7,943,868	$6,254,683
Futures and options in gain position		14,258,485	3,095,040
Futures and options in loss position		(25,815,555)	(2,490,174)
Total forward, futures and options contracts		(3,613,202)	6,859,549
Margin deposit		20,563,459	3,007,108
	Current assets	$16,950,257	$9,866,657

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Forward contracts in loss position		$7,803,997	$4,956,529
Interest rate swap		5,206	11,708
	Current liabilities	$7,809,203	$4,968,237
During the three and six-month periods ended June 30, 2026 and 2025, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed consolidated statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Commodity contracts	$6,388,710	$(2,651,990)	$(36,979,347)	$(2,483,250)
Foreign exchange contracts	221,024	38,719	201,224	11,252
Interest rate swaps, caps and floors	9,128	(4,404)	6,502	(12,117)

Totals	$6,618,862	$(2,617,675)	$(36,771,621)	$(2,484,115)
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
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	Fair Value as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Inventory	$—	$151,835,748	$—	$151,835,748
Commodity derivative instruments	$(11,557,070)	$134,665	$—	$(11,422,405)
Provisionally priced contracts	$—	$12,837,414	$—	$12,837,414

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Inventory	$—	$131,760,675	$—	$131,760,675
Commodity derivative instruments	$604,866	$1,286,446	$—	$1,891,312
Provisionally priced contracts	$—	$(16,872,958)	$—	$(16,872,958)
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the six-month period ended June 30, 2026, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2025. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2025.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
For the six months ended June 30, 2026,we reported net income of $19.4 million, compared to net income of $3.4 million for the same period in 2025. The improvement was primarily driven by stroner processing margins, supported by higher soybean prices. Demand for soybean oil - a key feedstock for renewable fuels - strengthened following the implementation of the updated Renewable Volume Obligations (RVOs) under the Federal Renewable Fuel Standard (RFS), which included reinstated program mandates and increased volume requirements.
Offsetting these gains, our results were affected by losses at our subsidiary, High Plains Processing, which owns and operates our new facility in Mitchell, South Dakota. Although our subsidiary continued to generate a net loss for the period, favorable market conditions and expanding processing margins partially mitigated its impact on net income. In addition, net income was offset in part by non-cash mark-to-market losses on open derivative positions driven by rising board crush values. However, the derivative, which hedge crush margins, reflect favorable forward-margin opportunities rather than adverse changes in our business economics. We view these mark-to-market adjustments as temporary timing differences and expect them to be economically neutral over the life of the related positions.
Looking ahead, we expect a constructive processing margin environment through the remainder of 2026 and into 2027 resulting from sustained renewable fuel demand and favorable impact of the current RVOs. However, several operational and macroeconomic factors may impact near-term performance, including tight soybean supplies for the balance of the 2025–2026 crop year along with uncertainties surrounding the size and quality of the upcoming 2026 harvest. In addition, elevated crush processing rates across the industry may create challenges in marketing soybean meal, and ongoing geopolitical instability and macroeconomic energy price volatility will continue to increase forecasting uncertainty.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2026 and 2025

	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025
	$	% of Revenue	$	% of Revenue
Revenue	$326,921,314	100.0	$110,640,734	100.0
Cost of revenues	(290,523,744)	(88.9)	(110,367,359)	(99.8)
Gross profit (loss)	36,397,570	11.1	273,375	0.2
Operating expenses	(2,237,336)	(0.7)	(1,681,784)	(1.5)
Interest expense	(6,559,155)	(2.0)	(1,227,078)	(1.1)
Other non-operating income (expense)	15,586	—	184,593	0.2
Net income (loss)	27,616,665	8.4	(2,450,894)	(2.2)
Net income (loss) attributable to non-controlling interests in consolidated entities	3,893,578	1.2	(1,477,747)	(1.4)

Net income (loss) attributable to Company	$23,723,087	7.2	$(973,147)	(0.9)

Revenue – Revenue for the three months ended June 30, 2026, increased by $216.3 million, or 195.5%, compared to the same period in 2025. This significant growth was primarily driven by a 125.3% increase in soybean processing volumes and a 35.0% rise in the average price of soybean oil. The increase in processing volumes was directly attributed to the commencement of operations at our Mitchell facility, which began in the fourth quarter of 2025 and effectively doubled our total processing capacity. The rise in the average sales price of soybean oil was due to the implementation of the updated RVOs under the RFS, which included reinstated program mandates and increased volume requirements.
Gross Profit/Loss – For the three months ended June 30, 2026, our gross profit increased significantly by $36.1 million, compared to the same period in 2025. This sharp growth was attributed mainly to increased demand for soybean oil following the implementation of the updated RVOs and increased soybean production following commencement of operations at our Mitchell facility.
Operating Expenses – Administrative expenses, including all selling, general, and administrative expenses, increased by $0.6 million, or 33.0%, for the three months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to higher payroll, professional, and related costs associated with the start-up of the Mitchell facility.
Interest Expense – Interest expense increased by $5.3 million, or 434.5%, during the three months ended June 30, 2026, compared to the same period in 2025. The increase in interest expense was principally due to an increase in borrowings under our credit facilities. Additionally, there were $0 in interest costs capitalized related to the construction of our Mitchell facility during the three months ended June 30, 2026, compared to $2.3 million in the same period of 2025.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased $0.2 million during the three months ended June 30, 2026, compared to the same period in 2025. The decline was primarily the result of a decrease of $87,000 in interest income earned on investment proceeds held by our subsidiaries in connection with the equity financing of the Mitchell facility.
Net Income/Loss – During the three-month period ended June 30, 2026, we generated a net profit of $23.7 million compared to a net loss of $1.0 million for the same period in 2025. The $24.7 million increase was primarily attributable to an increase in gross margins.

Comparison of the Six Months Ended June 30, 2026 and 2025

	Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
	$	% of Revenue	$	% of Revenue
Revenue	$552,450,068	100.0	$228,554,043	100.0
Cost of revenues	(521,589,494)	(94.4)	(222,374,364)	(97.3)
Gross profit	30,860,574	5.6	6,179,679	2.7
Operating expenses	(4,537,304)	(0.8)	(3,406,750)	(1.5)
Interest expense	(12,705,092)	(2.3)	(2,378,004)	(1.0)
Other non-operating income (expense)	2,010,471	0.4	1,244,577	0.5
Net income	15,628,649	2.9	1,639,502	0.7
Net income attributable to non-controlling interests in consolidated entities	(3,838,943)	(0.7)	(1,760,424)	(0.8)

Net income attributable to Company	$19,467,592	3.5	$3,399,926	1.5
Revenue – Revenue for the six months ended June 30, 2026, increased by $323.9 million, or 141.7%, compared to the same period in 2025. This significant growth was primarily driven by a 113.9% increase in soybean processing volumes and a 27.7% rise in the average price of soybean oil. The increase in processing volumes was directly attributed to the commencement of operations at our Mitchell facility, which has effectively doubled our total processing capacity. The rise in the average sales price of soybean oil was due to the implementation of the updated RVOs under the RFS, which included reinstated program mandates and increased volume requirements.
Gross Profit/Loss – For the six months ended June 30, 2026, gross profit increased significantly by $24.7 million, compared to the same period in 2025. This sharp growth was attributed mainly to increased demand for soybean oil following the implementation of the updated RVOs and increased soybean production following the commencement of operations at our Mitchell facility.
Operating Expenses – Administrative expenses, including all selling, general, and administrative expenses, increased by $1.1 million, or 33.2%, for the six months ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to higher payroll, professional, and related costs associated with the start-up of the Mitchell facility.
Interest Expense – Interest expense increased by $10.3 million, or 434.3%, during the six months ended June 30, 2026, compared to the same period in 2025. The increase in interest expense was principally due to an increase in borrowings under our credit facilities. We also had $0 in interest costs capitalized related to the construction of our Mitchell facility during the six months ended June 30, 2026, compared to $3.4 million in the same period of 2025.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, increased $0.8 million during the six months ended June 30, 2026, compared to the same period in 2025. This increase was primarily driven by a $1.0 million increase in patronage dividend income from prior investments in cooperatives during the year ended December 31, 2025, compared to the year ended December 31, 2024.
Net Income/Loss – During the six-month period ended June 30, 2026, we generated a net profit of $19.5 million compared to a net income of $3.4 million for the same period in 2025. The $16.1 million increase was primarily attributable to increases in gross profit and other non-operating income, partially offset by increases in operating and interest expenses.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from operations and borrowings from our two revolving lines of credit, which are discussed in the section titled “Indebtedness.” As of June 30, 2026, we had working capital, defined as current assets less current liabilities, of approximately $78.8 million, compared to $38.1 million on June 30, 2025. Working capital increased primarily due to higher net income and long-term borrowings, partially offset by capital expenditures related to the construction and development of our Mitchell facility, in which we have a controlling ownership interest.
Comparison of the Six Months Ended June 30, 2026 and 2025

	2026	2025
Net cash used for operating activities	$(50,981,839)	$(38,054,353)
Net cash used for investing activities	(17,771,898)	(123,247,693)
Net cash provided by financing activities	66,519,324	128,886,639
Cash Flows Used For Operations
The $12.9 million increase in cash flows used for operating activities between periods was largely due to a $72.6 million change in current operating assets and liabilities, offset by a $34.3 million change in net loss recognized on derivative instruments and a $14.0 million increase in net income.
Cash Flows Used For Investing Activities
The $105.5 million decrease in cash flows used for investing activities between periods was due to a $105.3 million decrease in expenditures for purchases of various property and equipment used for the construction and development of our Mitchell facility, which was completed during the fourth quarter of 2025.
Cash Flows Provided By Financing Activities
The $62.4 million decrease in cash flows provided by financing activities between periods was principally due to a $73.6 million decrease in borrowings.
Indebtedness
We hold various credit facilities with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds, as needed, up to the credit line maximum, or $65.0 million, and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $3.25 million every six months until the credit line’s maturity on March 20, 2030, at which time a balloon payment for the remaining balance is due. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $50.8 million and $19.7 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, there were $4.5 million in additional funds available for borrowing under this loan.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. We may borrow up to $45.0 million until the loan's maturity on December 1, 2026. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. There was no balance outstanding on this note as of June 30, 2026 and December 31, 2025. As of June 30, 2026, an additional $45.0 million was available for borrowing under this loan.
The third line of credit is a term loan. Under this loan, our subsidiary may borrow funds, as needed, up to $254.0 million until March 31, 2026. Principal payments of $4.5 million are made quarterly beginning six months after the Mitchell facility's completion date. The quarterly principal payments will increase by $1.0 million on the anniversary date and continue until the maturity date of December 31, 2029. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on this note was $254.0 million and $221.5 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, there were no additional funds available for borrowing under this loan.
The fourth credit line is a revolving long-term loan. Under this loan, our subsidiary may borrow funds, as needed, up to the credit line maximum of $40.0 million and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line until the credit line’s maturity on December 31, 2029, at which time a balloon payment for the remaining balance is due. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on this revolving term loan was $0 as of June 30, 2026 and December 31, 2025. As of June 30, 2026, an additional $40.0 million was available for borrowing under this loan.
The last credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance the operating needs of our Mitchell facility. Since July 1, 2025, our subsidiary may borrow up to $85.0 million until the loan's maturity on September 1, 2026. A 0.20% annual commitment fee is charged on any funds not borrowed; however, we may reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. The principal balance outstanding on this credit line was $26.0 million and $27.4 million as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, an additional $59.0 million was available for borrowing under this loan.
The revolving, seasonal, and term loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed-rate option on all five loans, allowing us to lock in rates for any period between one day and the entire commitment period. The annual interest rate on the loans was between 5.87% and 7.07% as of June 30, 2026.
In 2025, the State of South Dakota Department of Transportation agreed to loan the Davison Regional Railroad Authority $18.3 million for purposes of making improvements to the railway infrastructure at our Mitchell facility. In consideration of this secured loan, we agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus interest. This guarantee was converted into a direct obligation of ours in May 2025, when we received the loan proceeds and assumed responsibility for paying the annual principal and interest payments. The note bears interest at a fixed rate of 2% per annum. Beginning in October 2026, we will make annual principal and interest payments of $1.43 million, and these payments will continue through maturity on October 1, 2032, at which time a final balloon payment will be due for the remaining unpaid principal and any accrued interest.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$388,965,000	$41,859,000	$99,352,000	$234,386,000	$13,368,000

Operating Lease Obligations	98,975,000	11,244,000	21,372,000	20,249,000	46,110,000

Totals	$487,940,000	$53,103,000	$120,724,000	$254,635,000	$59,478,000
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
As of June 30, 2026, we had $18.3 million in fixed-rate debt outstanding and $479.3 million of variable-rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable-rate debt could have an estimated impact on profitability of approximately $4.8 million per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended June 30, 2026.
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
Item 1A. Risk Factors.
During the quarter ended June 30, 2026, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2025 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
Insider Adoption or Termination of Trading Arrangements
During the three months ended June 30, 2026, none of our managers or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	August 12, 2026	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	August 12, 2026	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)