Form 10-Q
period 2026-09-30
SOUTH DAKOTA SOYBEAN PROCESSORS LLC
filed 2026-11-12
CIK 1163609

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: On November 12, 2026, the registrant had 30,411,500 capital units outstanding.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
South Dakota Soybean Processors, LLC
Condensed Consolidated Financial Statements
September 30, 2026 and 2025

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$28,645,290	$8,352,627
Trade accounts receivable	59,604,141	29,285,341
Inventories	71,730,188	132,834,755
Commodity derivative instruments	12,725,029	9,866,657
Prepaid expenses	2,917,945	3,377,296
Total current assets	175,622,593	183,716,676

Property and equipment	632,910,182	638,123,619
Less accumulated depreciation	(106,698,143)	(84,732,372)
Total property and equipment, net	526,212,039	553,391,247

Other assets
Investments	19,348,191	19,156,025
Right-of-use lease asset, net	79,248,678	85,535,599
Other assets	1,282,738	982,687
Total other assets	99,879,607	105,674,311

Total assets	$801,714,239	$842,782,234
(continued on the following page)

South Dakota Soybean Processors, LLC
Condensed Consolidated Balance Sheets (continued)

	September 30, 2026	December 31, 2025
	(Unaudited)
Liabilities and Members' Equity
Current liabilities
Excess of outstanding checks over bank balance	$17,338,177	$18,713,458
Note payable - seasonal loans	—	27,372,787
Current maturities of long-term debt	20,077,413	646,064
Accounts payable	2,865,112	3,157,382
Accrued commodity purchases	57,410,871	73,331,567
Commodity derivative instruments	8,383,996	4,968,237
Current portion - operating leases	7,769,567	8,025,011
Accrued expenses	8,071,105	8,009,698
Contract liabilities	683,995	14,114,940
Total current liabilities	122,600,236	158,339,144

Long-term liabilities
Long-term debt, net	244,745,854	251,142,632
Long-term operating lease liabilities	69,455,896	75,310,587
Other long-term liabilities	394,561	16,762,860
Total long-term liabilities	314,596,311	343,216,079

Commitments and contingencies (Notes 4, 5, 6, and 10)

Members' equity (30,411,500 units issued and outstanding)	211,772,136	188,342,694
Non-controlling interests in consolidated entities	152,745,556	152,884,317
Total members' equity	364,517,692	341,227,011

Total liabilities and members' equity	$801,714,239	$842,782,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2026 and 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$330,877,005	$129,821,885	$883,327,073	$358,375,928

Cost of revenues:
Cost of product sold	248,518,127	89,124,914	663,959,280	266,959,826
Production	26,504,552	14,026,926	74,070,840	36,274,812
Freight and rail	31,940,314	12,884,194	90,522,367	35,175,760
Total cost of revenues	306,962,993	116,036,034	828,552,487	338,410,398

Gross profit (loss)	23,914,012	13,785,851	54,774,586	19,965,530

Operating expenses:
Administration	2,212,003	1,873,597	6,749,307	5,280,347
Operating income (loss)	21,702,009	11,912,254	48,025,279	14,685,183

Other income (expense):
Interest expense	(5,608,857)	(1,214,645)	(18,313,949)	(3,592,649)
Other non-operating income (expense)	85,800	263,831	252,626	663,001
Patronage dividend income	—	3,443	1,843,645	848,850
Total other income (expense)	(5,523,057)	(947,371)	(16,217,678)	(2,080,798)

Net income (loss)	16,178,952	10,964,883	31,807,601	12,604,385

Net income (loss) attributable to non-controlling interests in consolidating entities	3,700,182	211,074	(138,761)	(1,549,350)
Net income (loss) attributable to Company	$12,478,770	$10,753,809	$31,946,362	$14,153,735

Basic and diluted earnings per capital unit	$0.41	$0.35	$1.05	$0.47

Weighted average number of capital units outstanding for calculation of basic and diluted earnings per capital unit	30,411,500	30,411,500	30,411,500	30,411,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Changes in Members' Equity (Unaudited)
For the Three and Nine-Month Periods Ended September 30, 2026 and 2025

	Class A Units		Noncontrolling	Total
	Units	Amount	Interests	Equity

Balances, December 31, 2024	30,411,500	$178,279,321	$157,677,403	$335,956,724
Net income (loss)	—	4,373,073	(282,677)	4,090,396
Distributions to members	—	(7,672,273)	—	(7,672,273)
Balances, March 31, 2025	30,411,500	174,980,121	157,394,726	332,374,847
Net income	—	(973,147)	(1,477,747)	(2,450,894)
Balances, June 30, 2025	30,411,500	174,006,974	155,916,979	329,923,953
Net income	—	10,753,809	211,074	10,964,883
Balances, September 30, 2025	30,411,500	$184,760,783	$156,128,053	$340,888,836

Balances, December 31, 2025	30,411,500	$188,342,694	$152,884,317	$341,227,011
Net loss	—	(4,255,495)	(7,732,521)	(11,988,016)
Distributions to members	—	(8,516,920)	—	(8,516,920)
Balances, March 31, 2026	30,411,500	175,570,279	145,151,796	320,722,075
Net income	—	23,723,087	3,893,578	27,616,665
Balances, June 30, 2026	30,411,500	$199,293,366	$149,045,374	$348,338,740
Net income	—	12,478,770	3,700,182	16,178,952
Balances, September 30, 2026	30,411,500	$211,772,136	$152,745,556	$364,517,692
The accompanying notes are an integral part of these condensed consolidated financial statements.

South Dakota Soybean Processors, LLC
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2026 and 2025

	2026	2025
Operating activities
Net income (loss)	$31,807,601	$12,604,385
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	22,657,110	5,961,709
Net (gain) loss recognized on derivative activities	39,382,567	(5,771,442)
Loss (gain) on sale of property and equipment	(62,339)	(100,000)
Non-cash patronage dividends	(192,165)	(184,892)
Change in current operating assets and liabilities	(36,850,150)	(29,625,973)
Net cash provided by (used in) operating activities	56,742,624	(17,116,213)

Investing activities
Increase in other assets	(300,050)	(326,688)
Proceeds from asset-related government grant	7,369,606	—
Proceeds from sales of property and equipment	172,142	100,000
Purchase of property and equipment	(19,069,256)	(158,386,882)
Net cash used in investing activities	(11,827,558)	(158,613,570)

Financing activities
Change in excess of outstanding checks over bank balances	(1,375,281)	4,539,977
Net proceeds from seasonal borrowings	(27,372,787)	2,668,134
Distributions paid to members	(8,516,920)	(7,672,273)
Payments for debt issue costs	(333,883)	(16,945)
Proceeds from long-term debt	23,976,468	165,140,417
Principal payments on long-term debt	(11,000,000)	(15,911,365)
Net cash provided by (used in) financing activities	(24,622,403)	148,747,945

Net change in cash and cash equivalents	20,292,663	(26,981,838)

Cash and cash equivalents, beginning of period	8,352,627	39,594,084

Cash and cash equivalents, end of period	$28,645,290	$12,612,246

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$18,039,476	$3,592,649

Noncash investing and financing activities:
Soybean meal contributed as investment	$—	$366,112

Property and equipment included in accrued expenses and other long-term liabilities	$—	$21,445,880

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
Receivables and credit policies
Accounts receivable are considered past due when payments are not received on a timely basis in accordance with the Company’s credit terms, which are generally fifteen to thirty days from invoice date. Accounts considered uncollectible are written off. Management determines the allowance for credit losses by regularly evaluating individual customer receivables and considering customers' financial condition, credit history, current and future economic conditions, and unusual circumstances, if any. The valuation allowance was determined to be immaterial as of September 30, 2026 and December 31, 2025, respectively.
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

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Contract liabilities relate to advance payments from customers for goods and services the Company has yet to provide. These customer prepayments totaled $683,995 and $14,114,940 as of September 30, 2026 and December 31, 2025, respectively. Of the $14,114,940 balance as of December 31, 2025, the Company recognized $677,339 and $14,114,750 as revenues for the three and nine months ended September 30, 2026, respectively. Of the $10,524,222 customer prepayments as of December 31, 2024, the Company recognized $2,118,042 and $10,515,355 of contract liabilities as revenues during the three and nine months ended September 30, 2025, respectively.
The following table presents a disaggregation of revenue from contracts with customers for the three and nine-month periods ended September 30, 2026 and 2025, by product type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Soybean meal and hulls	$139,225,959	$68,356,305	$398,099,018	$201,020,676
Soybean oil and oil byproducts	191,651,046	61,465,580	485,228,055	157,355,252

Totals	$330,877,005	$129,821,885	$883,327,073	$358,375,928
Government grants
The Company accounts for government grants received in connection with the construction or acquisition of long-lived assets as asset-related grants. The Company accounts for these asset-related grants using the cost-reduction method, recording grant proceeds as a reduction of the carrying amount of the related property, plant and equipment. Grant proceeds are allocated to the qualifying assets based on the nature of the expenditures for which the grant was provided. The resulting net carrying amounts of the assets are depreciated over their respective estimated useful lives in accordance with the Company's depreciation policy. Accordingly, the grants' benefit is reflected in the Company's financial results through reduced depreciation expense over the useful lives of the related assets, rather than as revenue or other income. The Company received $7,369,606 and $0 in government grants for the three months ended September 30, 2026 and 2025, respectively, and $7,369,606 and $0 for the nine months ended September 30, 2026 and 2025, respectively.
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
Note 2 -           Inventories
The Company’s inventories consist of the following on September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Finished goods	$54,440,773	$89,412,508
Raw materials	16,069,842	42,348,166
Supplies & other inventories	1,219,573	1,074,081

Totals	$71,730,188	$132,834,755
Finished goods and raw materials are valued at estimated market value, which approximates net realizable value. Supplies and other inventories are stated at the lower of cost or net realizable value.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 3 -         Property and Equipment
The following is a summary of the Company's property and equipment at September 30, 2026 and December 31, 2025:

	2026			2025
	Cost	Accumulated Depreciation	Net	Net
Land	$5,608,287	$—	$5,608,287	$5,608,287
Land improvements	24,453,333	(2,287,387)	22,165,946	22,822,045
Buildings and improvements	144,622,569	(16,680,566)	127,942,003	133,217,756
Machinery and equipment	439,278,315	(84,867,740)	354,410,575	378,937,902
Railroad cars	10,287,335	(1,234,301)	9,053,034	9,313,235
Company vehicles	378,457	(212,225)	166,232	205,807
Furniture and fixtures	2,046,444	(1,415,924)	630,520	761,675
Construction in progress	6,235,442	—	6,235,442	2,524,540

Totals	$632,910,182	$(106,698,143)	$526,212,039	$553,391,247
The High Plains Processing facility was completed in the fourth quarter of 2025 and placed into service in December 2025.
Depreciation of property and equipment was $7,222,669 and $1,864,752 for the three months ended September 30, 2026 and 2025, respectively, and $22,477,189 and $5,578,602 for the nine months ended September 30, 2026 and 2025, respectively.
The Company capitalized interest on major construction projects in progress of approximately $0 and $3.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0 and $6.7 million for the nine months ended September 30, 2026 and 2025, respectively. Upon placing the project into service, the Company ceased capitalizing interest costs related to the project.
Note 4 -         Notes Payable – Seasonal Loan
The Company maintains a revolving credit agreement with a lending institution which expires on December 1, 2026. The purpose of the credit agreement is to finance the operating needs of the Company. Under this agreement, the Company could borrow up to $45 million, with advances on the revolving credit agreement secured. Interest accrues at a variable rate (6.12% as of September 30, 2026). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were no advances outstanding at September 30, 2026 and December 31, 2025. The remaining available funds to borrow under the terms of the revolving credit agreement were approximately $45.0 million as of September 30, 2026.
The Company maintains a separate revolving seasonal credit facility that expires on December 1, 2026. The purpose of the credit agreement is to finance the operating needs of a subsidiary. Under this agreement, the Company could borrow up to $85 million, and advances on the revolving credit agreement are secured. Interest accrues at a variable rate (7.02% at September 30, 2026). The Company pays a 0.20% annual commitment fee on any funds not borrowed. There were $0.0 million and $27.4 million advances outstanding as of September 30, 2026 and December 31, 2025. The remaining available funds to borrow under the terms of the revolving credit agreement were approximately $85.0 million as of September 30, 2026.

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

Note 5 -         Long-Term Debt
The following is a summary of the Company's long-term debt on September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Revolving term loans	$—	$19,698,378
Term loan	249,500,000	221,538,454
Promissory note	17,313,302	12,600,000
	266,813,302	253,836,832
Less current maturities	(20,077,413)	(646,064)
Less unamortized debt issuance costs	(1,990,035)	(2,048,136)

Totals	$244,745,854	$251,142,632
The Company has a credit agreement with a lending institution that includes a revolving term loan and a seasonal loan. The credit agreements are secured by substantially all business assets of the Company.
The revolving term loan provides for a maximum borrowing of $65.0 million, and the amount available for borrowing on the revolving term loan will decrease by $3.25 million every six months until the loan's maturity date of March 20, 2030. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of September 30, 2026 was 6.42%. The Company pays a 0.40% annual commitment fee on any funds not borrowed. There was $52.0 million available to borrow on the revolving term loan as of September 30, 2026.
The Company has a credit facilities agreement with a lending institution that includes a term loan, a revolving term loan, and a seasonal loan. The credit facilities agreement is secured by substantially all business assets of a subsidiary.
The term loan provides borrowing up to $249.5 million until the loan's maturity on December 31, 2029 to finance the construction of the operating facility in Mitchell, South Dakota. The Company will make quarterly principal payments of $4.5 million plus interest beginning six months after the outside completion date as defined within the agreement. The quarterly principal payments will increase each year by $1.0 million on the anniversary date. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of September 30, 2026 was 7.32%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. There were no available funds to borrow on the term loan as of September 30, 2026.
The revolving term loan provides for a maximum borrowing of $40.0 million. The revolving term loan matures on December 31, 2029. Interest accrues under the agreement at a rate equal to (i) the daily Secured Overnight Financing Rate, plus (ii) a specified applicable margin. The interest rate as of September 30, 2026 was 7.32%. The Company pays a 0.50% annual commitment fee on any funds not borrowed. As of September 30, 2026 and December 31, 2025, there were no advances outstanding on this loan. There was $40.0 million in remaining commitments available to borrow on the revolving term loan as of September 30, 2026.
Under the agreements, the Company is subject to compliance with standard financial covenants and the maintenance of certain financial ratios that limits distributions.
Effective March 2025 and subsequent amendment, the State of South Dakota Department of Transportation agreed to loan the Davison Regional Railroad Authority $18.3 million for purposes of making improvements to the railway infrastructure at the operating facility near Mitchell, South Dakota. In consideration of this secured loan, the Company agreed to provide a guarantee to the State of South Dakota Department of Transportation for the full amount of the loan, plus interest. This guarantee became a direct obligation of the Company in May 2025, when the Company received the entire loan proceeds and assumed responsibility for paying the annual principal and interest payments.

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
The following are minimum principal payments on long-term debt obligations for the twelve-month periods ending September 30:

2027	$20,077,413
2028	24,392,348
2029	28,120,922
2030	181,643,341
2031	1,166,208
Thereafter	11,413,070

Total	$266,813,302
Note 6 -        Operating Leases
The Company has several operating leases for railcars, machinery and equipment, and storage facilities. These leases have terms ranging from 3-15 years, and most do not include renewal terms. The Company does not have lease arrangements with residual value guarantees, sale-leaseback terms, or material restrictive covenants. The Company does not have any material finance lease obligations nor sublease agreements.
Lease expense for these operating leases is recognized on a straight-line basis over the lease terms. The components of lease costs recognized within our condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Cost of revenues - Freight and rail	$2,864,058	$1,217,998	$8,466,202	$3,823,317
Cost of revenues - Production	279,252	80,888	765,603	237,223
Administration expenses	6,166	5,117	20,601	16,905
Total operating lease costs	$3,149,476	$1,304,003	$9,252,406	$4,077,445
The following summarizes the supplemental cash flow information for the three and nine-month periods ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Cash paid for amounts included in the measurement of lease liabilities	$2,911,834	$1,330,335	$8,770,995	$3,949,328

Supplemental non-cash information:
Right-of-use assets obtained in exchange for lease liabilities	$395,222	$2,146,392	$491,578	$2,302,278

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

The following summarizes the weighted-average remaining lease term and weighted-average discount rate as of September 30, 2026:

Weighted-average remaining term - operating leases (in years)	10.3

Weighted-average discount rate - operating leases	4.4%
The following is a maturity analysis of the undiscounted cash flows of the operating lease liabilities as of September 30, 2026:

	Railcars	Other	Total
Twelve-month periods ended September 30:
2027	$10,588,786	$592,117	$11,180,903
2028	10,260,831	583,876	10,844,707
2029	10,260,831	561,440	10,822,271
2030	9,811,956	487,230	10,299,186
2031	9,662,331	402,489	10,064,820
Thereafter	43,001,728	291,558	43,293,286
Total lease payments	93,586,463	2,918,710	96,505,173
Less amount of lease payments representing interest	(18,879,378)	(400,332)	(19,279,710)

Total present value of lease payments	$74,707,085	$2,518,378	$77,225,463
Note 7 -        Member Distribution
On February 10, 2026, the Company’s Board of Managers declared and approved a cash distribution of approximately $8.5 million, or $0.28 per capital unit. The Company paid the distribution in accordance with its operating agreement and distribution policy on February 12, 2026.
Note 8 -         Derivative Instruments and Hedging Activities
In the ordinary course of business, the Company enters into contractual arrangements as a means of managing exposure to changes in commodity prices and, occasionally, foreign exchange and interest rates. The Company’s derivative instruments primarily consist of commodity futures, options and forward contracts, and interest rate swaps, caps and floors. Although these contracts may be effective economic hedges of specified risks, they are not designated as, nor accounted for, as hedging instruments. Futures and options contracts, along with margin deposits, are with a single counterparty and are subject to a right of offset. As a result, these items are netted on the balance sheet, regardless of their position. In contrast, forward contracts are with multiple counterparties and do not have a right of offset. Therefore, the Company reports these contracts at their gross amounts on the balance sheet. These contracts are recorded on the Company’s consolidated balance sheets at fair value as discussed in Note 9, Fair Value.
Derivatives not designated as hedging instruments as of September 30, 2026 and December 31, 2025 were as follows:

	Balance Sheet Classification	September 30, 2026	December 31, 2025

Forward contracts in gain position		$7,445,650	$6,254,683
Futures and options in gain position		18,880,877	3,095,040
Futures and options in loss position		(19,396,058)	(2,490,174)
Total forward, futures and options contracts		6,930,469	6,859,549
Margin deposit		5,794,560	3,007,108

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Balance Sheet Classification	September 30, 2026	December 31, 2025
	Current assets	$12,725,029	$9,866,657

Forward contracts in loss position		$8,380,959	$4,956,529
Interest rate swap		3,037	11,708
	Current liabilities	$8,383,996	$4,968,237
During the three and nine-month periods ended September 30, 2026 and 2025, net realized and unrealized gains (losses) on derivative transactions were recognized in the condensed consolidated statements of operations as follows:

	Net Gain (Loss) Recognized on Derivative Activities for the		Net Gain (Loss) Recognized on Derivative Activities for the
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Commodity contracts	$(2,621,312)	$8,236,829	$(39,600,659)	$5,753,579
Foreign exchange contracts	8,197	5,788	209,421	17,040
Interest rate swaps, caps and floors	2,169	12,940	8,671	823

Totals	$(2,610,946)	$8,255,557	$(39,382,567)	$5,771,442
Note 9 -       Fair Value
ASC 820, Fair Value Measurements and Disclosures, defines fair value, establishes a comprehensive framework for measuring fair value, and expands required disclosures about fair value measurements. Specifically, this guidance establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. The three levels of hierarchy and examples are as follows:
•Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. Level 1 includes highly liquid, actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange and commodity derivative contracts listed on the Chicago Board of Trade (“CBOT”).
•Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. Level 2 assets and liabilities are typically comparable to actively traded securities or contracts, or priced with models using highly observable inputs, such as commodity prices using forward future prices.
•Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. Level 3 includes assets and liabilities with inputs requiring significant management judgment or estimation, such as complex, subjective models and forecasts used to determine the fair value of financial transmission rights.
The following tables set forth financial assets and liabilities measured at fair value in the condensed balance sheets and the respective levels to which fair value measurements are classified within the fair value hierarchy as of September 30, 2026 and December 31, 2025:

South Dakota Soybean Processors, LLC
Notes to Condensed Consolidated Financial Statements

	Fair Value as of September 30, 2026
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Inventory	$—	$70,510,615	$—	$70,510,615
Commodity derivative instruments	$(515,181)	$(938,345)	$—	$(1,453,526)
Provisionally priced contracts	$—	$8,602,640	$—	$8,602,640

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Inventory	$—	$131,760,675	$—	$131,760,675
Commodity derivative instruments	$604,866	$1,286,446	$—	$1,891,312
Provisionally priced contracts	$—	$(16,872,958)	$—	$(16,872,958)
The Company enters into various commodity derivative instruments, including futures, options, swaps, and other agreements. The fair value of the Company’s commodity derivatives is determined using unadjusted quoted prices for identical instruments on the CBOT. The Company estimates the fair market value of its finished goods and raw materials inventories using market price quotations for similar forward futures contracts listed on the CBOT and adjusts for local market adjustments derived from other grain terminals in our area.
Estimated fair values of inventories and provisionally priced contracts stated at market are based on exchange-quoted prices, adjusted for differences in local markets and quality, referred to as basis. Market valuations for the Company’s inventories are adjusted for location and quality (basis) because exchange-quoted prices represent contracts with standardized terms for commodity, quantity, future delivery period, delivery location, and commodity quality or grade.
The basis adjustments are generally determined using inputs from competitor and broker quotations or market transactions and are considered observable. Basis adjustments are affected by local supply and demand characteristics at each facility and in the overall market. Factors such as substitute products, weather, fuel costs, contract terms, and futures prices also impact the movement of these basis adjustments.
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
The Company has patronage investments in other cooperatives and common and preferred stock holdings in privately held entities. No market exists for the Company's patronage credits or its common and preferred holdings, and it is impracticable to estimate the fair value of the Company’s investments. These investments are carried on the balance sheet at the original cost plus the amount of patronage earnings allocated to the Company, less any cash distributions received.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
The information in this quarterly report on Form 10-Q for the nine-month period ended September 30, 2026, (including reports filed with the Securities and Exchange Commission (the “SEC” or “Commission”), contains “forward-looking statements” that deal with future results, expectations, plans and performance, and should be read in conjunction with the financial statements and Annual Report on Form 10-K for the year ended December 31, 2025. Forward-looking statements may include statements which use words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “predict,” “hope,” “will,” “should,” “could,” “may,” “future,” “potential,” or the negatives of these words, and all similar expressions. Forward-looking statements involve numerous assumptions, risks, and uncertainties. Actual results or actual business or other conditions may differ materially from those contemplated by any forward-looking statements. Factors that could cause actual results to differ materially from the forward-looking statements are identified in our Form 10-K for the year ended December 31, 2025.
We are not under any duty to update the forward-looking statements contained in this report, nor do we guarantee future results or performance or what future business conditions will be like. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report.
Executive Overview and Summary
For the three months ended September 30, 2026, consolidated net income was $12.5 million, compared to $10.8 million for the same period in 2025. Year-to-date consolidated net income was $31.9 million, compared with $14.1 million in 2025. The improvement in net income was primarily driven by stronger processing margins, supported by several favorable market factors. Most notably, record export volumes of soybean meal to the Pacific Northwest region, a key destination for our product, served as a primary catalyst for margin expansion during the period.
Demand for soybean oil remained steady throughout the period, though below expectations. Market dynamics in the renewable fuel sector continue to change in response to updated Renewable Volume Obligations (RVOs) established under the federal Renewable Fuel Standard (RFS), which reinstated specific program mandates and elevated overall volumetric requirement thresholds.
We anticipate processing margins to remain favorable for the remainder of the fiscal year, supported by sustained demand for soybean meal and soybean oil. However, near-term performance remains subject to several external and market risks. Sustained elevated energy and fuel prices may increase domestic and export freight and related expenses. Record soybean crush rates, particularly across the Western Corn Belt, could adversely affect supply, potentially narrowing crushed product margins and heightening competition. Ongoing geopolitical instability and volatility in energy prices could also affect financial performance.

RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2026 and 2025

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
	$	% of Revenue	$	% of Revenue
Revenue	$330,877,005	100.0	$129,821,885	100.0
Cost of revenues	(306,962,993)	(92.8)	(116,036,034)	(89.4)
Gross profit (loss)	23,914,012	7.2	13,785,851	10.6
Operating expenses	(2,212,003)	(0.7)	(1,873,597)	(1.4)
Interest expense	(5,608,857)	(1.7)	(1,214,645)	(0.9)
Other non-operating income (expense)	85,800	—	267,274	0.2
Net income (loss)	16,178,952	4.8	10,964,883	8.5
Net income (loss) attributable to non-controlling interests in consolidated entities	3,700,182	1.1	211,074	0.1

Net income (loss) attributable to Company	$12,478,770	3.7	$10,753,809	8.3

Revenue – Revenue for the three months ended September 30, 2026, increased $201.1 million, or 154.9%, compared with the same period in 2025. This growth was primarily driven by a 78.3% increase in soybean processing volumes and a 39.2% increase in the average soybean oil price. Higher processing volumes continued to be and positively affected by our new Mitchell facility, which effectively doubled our total processing capacity. The higher average soybean oil sales price reflected the implementation of updated RVOs under the RFS, including the reinstatement of program mandates and increased volume requirements.
Gross Profit/Loss – For the three months ended September 30, 2026, our gross profit increased significantly by $10.1 million, or 73.5%, compared with the same period in 2025. This increase was driven mainly by higher demand for soybean oil, improved soybean meal values, and increased soybean production resulting from the new Mitchell facility. Demand for soybean oil rose following implementation of the updated RVOs, while soybean meal values improved as supply tightened due to lower U.S. crushing volumes caused by a soybean shortage before this fall’s harvest.
Operating Expenses – Administrative expenses, including all selling, general, and administrative expenses, increased by $0.3 million, or 18.1%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to higher payroll, professional, and related costs associated with the Mitchell facility's start-up.
Interest Expense – Interest expense increased by $4.4 million, or 361.8%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to higher borrowings under our credit facilities resulting from the start-up of the Mitchell facility. Additionally, there were $0 in interest costs capitalized related to the construction of our Mitchell facility during the three months ended September 30, 2026, compared to $3.3 million in the same period of 2025.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, decreased by $0.2 million for the three months ended September 30, 2026, compared with the same period in 2025. The decline was primarily due to a $100,000 decrease in profit on the disposal of equipment and a $49,000 decrease in interest income earned on investment proceeds held by our subsidiaries in connection with the equity financing of the Mitchell facility.
Net Income/Loss – During the three-month period ended September 30, 2026, we generated a net profit attributable to the Company of $12.5 million compared to $10.8 million for the same period in 2025. The $1.7 million increase was primarily attributable to higher gross margins.

Comparison of the Nine Months Ended September 30, 2026 and 2025

	Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
	$	% of Revenue	$	% of Revenue
Revenue	$883,327,073	100.0	$358,375,928	100.0
Cost of revenues	(828,552,487)	(93.8)	(338,410,398)	(94.4)
Gross profit	54,774,586	6.2	19,965,530	5.6
Operating expenses	(6,749,307)	(0.8)	(5,280,347)	(1.5)
Interest expense	(18,313,949)	(2.1)	(3,592,649)	(1.0)
Other non-operating income (expense)	2,096,271	0.2	1,511,851	0.4
Net income	31,807,601	3.5	12,604,385	3.5
Net income attributable to non-controlling interests in consolidated entities	(138,761)	—	(1,549,350)	(0.4)

Net income attributable to Company	$31,946,362	3.6	$14,153,735	3.9
Revenue – Revenue for the nine months ended September 30, 2026, increased by $525.0 million, or 146.5%, compared to the same period in 2025. This growth was primarily driven by a 101.0% increase in soybean processing volumes and a 32.0% increase in the average soybean oil price. Higher processing volumes continued to be directly and positively affected by our new Mitchell facility, which effectively doubled our total processing capacity. The higher average soybean oil sales price reflected the implementation of updated RVOs under the RFS, including the reinstatement of program mandates and increased volume requirements.
Gross Profit/Loss – For the nine months ended September 30, 2026, gross profit increased significantly by $34.8 million, compared to the same period in 2025. This sharp growth was mainly driven by increased demand for soybean oil following the implementation of the updated RVOs and increased soybean production following the commencement of operations at our Mitchell facility.
Operating Expenses – Administrative expenses, including all selling, general, and administrative expenses, increased by $1.5 million, or 27.8%, for the nine months ended September 30, 2026, compared with the same period in 2025. The increase was primarily due to higher payroll, professional, and related costs associated with the Mitchell facility's start-up.
Interest Expense – Interest expense increased by $14.7 million, or 409.8%, during the nine months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to higher borrowings under our credit facilities resulting from the start-up of the Mitchell facility. We also had $0 in interest costs capitalized related to the construction of our Mitchell facility during the nine months ended September 30, 2026, compared to $6.7 million in the same period of 2025.
Other Non-Operating Income – Other non-operating income (expense), including patronage dividend income, increased $0.6 million during the nine months ended September 30, 2026, compared with the same period in 2025. This increase was primarily driven by a $1.0 million increase in patronage dividend income from prior investments in cooperatives during the year ended December 31, 2025, compared to the year ended December 31, 2024.
Net Income/Loss – During the nine-month period ended September 30, 2026, we generated a net profit attributable to the Company of $31.9 million compared to $14.2 million for the same period in 2025. The $17.7 million increase was primarily attributable to higher gross profit and other non-operating income, partially offset by higher operating and interest expenses.
LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of liquidity are cash generated from operations and borrowings from our two revolving lines of credit, which are discussed in the section titled “Indebtedness.” As of September 30, 2026, we had working capital, defined as current assets less current liabilities, of approximately $53.0 million, compared to $34.2 million on

September 30, 2025. Working capital increased primarily due to higher net income and long-term borrowings, partially offset by capital expenditures related to the construction and development of our Mitchell facility, in which we have a controlling ownership interest.
Comparison of the Nine Months Ended September 30, 2026 and 2025

	2026	2025
Net cash provided by (used for) operating activities	$56,742,624	$(17,116,213)
Net cash used for investing activities	(11,827,558)	(158,613,570)
Net cash provided by (used for) financing activities	(24,622,403)	148,747,945
Cash Flows Used For Operations
The $73.9 million improvement in cash flows provided by (used for) operating activities between periods was largely due to a $45.2 million change in net loss recognized on derivative instruments, and a $19.2 million increase in net income, and a $16.7 million increase in depreciation and amortization, partially offset by a $7.2 million change in current operating assets and liabilities.
Cash Flows Used For Investing Activities
The $146.8 million decrease in cash flows used for investing activities between periods was due to a $139.3 million decrease in expenditures for purchases of property and equipment used in the construction and development of our Mitchell facility, which was completed during the fourth quarter of 2025, and a $7.4 million increase in grants received.
Cash Flows Provided By Financing Activities
The $173.4 million change in cash flows provided by financing activities between periods was principally due to a $166.3 million decrease in borrowings mostly attributed to the financing of our Mitchell facility.
Indebtedness
We hold various credit facilities with CoBank, our primary lender, to meet the short and long-term needs of our operations. The first credit line is a revolving long-term loan. Under this loan, we may borrow funds as needed up to the credit line maximum of $65.0 million and pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line. The available credit line decreases by $3.25 million every six months until the credit line’s maturity on March 20, 2030, at which time a balloon payment for the remaining balance is due. We pay a 0.40% annual commitment fee on any funds not borrowed. The principal balance outstanding on the revolving term loan was $0 and $19.7 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, $52.0 million in additional funds were available for borrowing under this loan.
The second credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance our operating needs. We may borrow up to $45.0 million until the loan's maturity on December 1, 2026. We pay a 0.20% annual commitment fee on any funds not borrowed; however, we have the option to reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. There was no balance outstanding on this note as of September 30, 2026 and December 31, 2025. As of September 30, 2026, an additional $45.0 million was available for borrowing under this loan.
The third line of credit is a term loan. Under this loan, our subsidiary may borrow funds, as needed, up to $249.5 million until March 31, 2026. Starting on September 20, 2026, our subsidiary will make quarterly principal payments of $4.5 million. The quarterly principal payments will increase by $1.0 million every September until the loan's maturity on December 31, 2029. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on this note was $249.5 million and $221.5 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, no additional funds were available for borrowing under this loan.

The fourth credit line is a revolving long-term loan. Under this loan, our subsidiary may borrow funds, as needed, up to the credit line maximum of $40.0 million and then pay down the principal whenever excess cash is available. Repaid amounts may be borrowed up to the available credit line until the credit line’s maturity on December 31, 2029, at which time a balloon payment for the remaining balance is due. Our subsidiary pays a 0.50% annual commitment fee on any funds not borrowed. The principal balance outstanding on this revolving term loan was $0 as of September 30, 2026 and December 31, 2025. As of September 30, 2026, an additional $40.0 million was available for borrowing under this loan.
The last credit line is a revolving working capital (seasonal) loan. The primary purpose of this loan is to finance the operating needs of our Mitchell facility. Since July 1, 2025, our subsidiary may borrow up to $85.0 million until the loan's maturity on December 1, 2026. A 0.20% annual commitment fee is charged on any funds not borrowed; however, we may reduce the credit line during any given commitment period listed in the credit agreement to avoid the commitment fee. The principal balance outstanding on this credit line was $0 and $27.4 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026, an additional $85.0 million was available for borrowing under this loan.
The revolving, seasonal, and term loans with CoBank are set up with a variable rate option. The variable rate is set daily by CoBank. We also have a fixed-rate option on all five loans, allowing us to lock in rates for any period from one day to the end of the commitment period. The annual interest rate on the loans was between 6.12% and 7.32% as of September 30, 2026.
In 2025, the State of South Dakota Department of Transportation agreed to loan the Davison Regional Railroad Authority $18.3 million to improve the railway infrastructure at our Mitchell facility. In consideration of this secured loan, we agreed to guarantee the State of South Dakota Department of Transportation for the full loan amount, plus interest. This guarantee became a direct obligation of ours in May 2025, when we received the loan proceeds and assumed responsibility for paying the annual principal and interest payments. The note bears interest at a fixed rate of 2% per annum. Beginning in October 2026, we will make annual principal and interest payments of $1.43 million, and these payments will continue through maturity on October 1, 2032, at which time a final balloon payment will be due for the remaining unpaid principal and any accrued interest. The principal balance outstanding on this loan was $17.3 million and $12.6 million as of September 30, 2026 and December 31, 2025, respectively.
OFF BALANCE SHEET FINANCING ARRANGEMENTS
We do not utilize variable interest entities or other off-balance sheet financial arrangements.
Contractual Obligations
The following table shows our contractual obligations for the periods presented:

	Payment due by period
CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$322,680,000	$37,993,000	$83,082,000	$189,956,000	$11,649,000

Operating Lease Obligations	96,505,000	11,181,000	21,667,000	20,364,000	43,293,000

Totals	$419,185,000	$49,174,000	$104,749,000	$210,320,000	$54,942,000
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
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Commodities Risk & Risk Management. To reduce the price change risks associated with holding fixed-price commodity positions, we generally take opposite and offsetting positions by entering into commodity futures contracts (either a straight or options futures contract) on a regulated commodity futures exchange, the Chicago Board of Trade. While hedging activities reduce the risk of loss from changing market prices, they also limit the gain potential that could otherwise result from these significant fluctuations. Our policy is generally to maintain a hedged position within limits, but we can be long or short at any time. Our profitability is primarily derived from margins on soybeans processed, not from hedging transactions. Our management does not anticipate that hedging activities will have a significant impact on future operating results or liquidity. Hedging arrangements do not protect against the nonperformance of a cash contract.
At any one time, our inventory and purchase contracts for delivery to our facility may be substantial. We have risk management policies and procedures, including net position limits. They are defined by commodity and include both trader and management limits. This policy and procedure triggers a management review when any trader is outside position limits. The position limits are reviewed at least annually with the board of managers. We monitor current market conditions and may expand or reduce the limits in response to changes in those conditions.
An adverse change in market prices would not materially affect our profitability since we generally take opposite and offsetting positions by entering into commodity futures and forward contracts as economic hedges of price risk.
Foreign Currency Risk. We conduct essentially all of our business in U.S. dollars and have minimal direct risk regarding foreign currency fluctuations. Foreign currency fluctuations do, however, affect foreign buyers' ability to purchase U.S. agricultural products and the competitiveness of, and demand for, U.S. agricultural products compared to the same products offered by foreign suppliers.
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
As of September 30, 2026, we had $17.3 million in fixed-rate debt outstanding and $471.5 million of variable-rate lines of credit. Interest rate changes impact the amount of our interest payments and, therefore, our future earnings and cash flows. Assuming other variables remain constant, a 1.0% increase in interest rates on our variable-rate debt could have an estimated impact on profitability of approximately $4.7 million per year.
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
Changes in Internal Control Over Financial Reporting. There were no changes to our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended September 30, 2026.

PART II – OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time in the ordinary course of our business, we may be named as a defendant in legal proceedings related to various issues, including without limitation, workers’ compensation claims, tort claims, or contractual disputes. We carry insurance that provides protection against general commercial liability claims, claims against our directors, officers, and employees, business interruption, automobile liability, and workers' compensation. We are not currently involved in any material legal proceedings and are not aware of any potential claims.
Item 1A. Risk Factors.
During the quarter ended September 30, 2026, there were no material changes to the Risk Factors disclosed in Item 1A (Part I) of our 2025 Annual Report on Form 10-K.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
None.
Item 5.    Other Information.
Insider Adoption or Termination of Trading Arrangements
During the three months ended September 30, 2026, none of our managers or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
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

SOUTH DAKOTA SOYBEAN PROCESSORS, LLC

Dated:	November 12, 2026	By	/s/ Thomas Kersting
Thomas Kersting, Chief Executive Officer
(Principal Executive Officer)

Dated:	November 12, 2026	By	/s/ Mark Hyde
Mark Hyde, Chief Financial Officer
(Principal Financial Officer)